Form 10-Q
period 1994-01-02
FAIRCHILD CORP
filed 1994-02-10
CIK 9779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 2, 1994

                        Commission File Number:  1-6560


                          THE FAIRCHILD CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                   34-0728587
- -------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                   Washington Dulles International Airport
                    300 West Service Road, P.O. Box 10803
                          Chantilly, Virginia 22021
                   ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (703) 478-5800
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes  X  No
                                                          ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
Class                                                   January 2, 1994
- -----                                                 ------------------
Class A Common Stock, $.10 Par Value                     13,403,709
Class B Common Stock, $.10 Par Value                      2,699,286
                                                         ----------
                                                         16,102,995

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of January 2, 1994 (Unaudited)
                       and June 30, 1993                                 3

                       Consolidated Statements of Earnings
                       for the Three and Six Months Ended
                       January 2, 1994 and December 27,
                       1992 (Unaudited)                                  5

                       Condensed Consolidated Statements of Cash
                       Flows for the Six Months Ended
                       January 2, 1994 and December 27,
                       1992 (Unaudited)                                  7

                       Notes to Consolidated Financial
                       Statements (Unaudited)                            8

            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                        16


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings

            Item 6.    Exhibits and Reports on Form 8-K

*For purposes of Part I of this Form 10-Q, the term "Company" means The Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild Corporation unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                 January 2,      June 30,
ASSETS                                             1994            1993
- ------                                          -----------     -----------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $4,745 and
  $4,200 restricted..........................   $  174,375      $   70,099
Short-term investments.......................        5,541           5,425
Accounts receivable-trade, less allowances
  of $1,818 and $1,900.......................       66,820          64,423
Inventories:
   Finished goods............................       47,120          51,776
   Work-in-process...........................       24,821          30,766
   Raw materials.............................        8,748           8,987
                                                 ---------       ---------
                                                    80,689          91,529

Prepaid expenses and other current assets....       10,539          14,308
                                                 ---------       ---------
Total Current Assets.........................      337,964         245,784

Property, plant and equipment, net of
  accumulated depreciation of $74,672 and
  $69,861....................................      183,511         199,506

Net assets held for sale.....................       31,724          30,124
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $27,277 and $24,694.........................      209,378         216,365
Investments and advances - affiliated
 companies...................................       75,682         129,916
Prepaid pension assets.......................       62,734          54,316
Long-term investments........................       18,348          18,256
Other assets.................................       59,118          66,615
                                                 ---------       ---------
Total Assets.................................   $  978,459      $  960,882
                                                 =========       =========

*Condensed from audited financial statements


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                  January 2,      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1994            1993
- -------------------------------------            -----------     ----------
                                                 (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $   23,752     $   66,790
Accounts payable.............................        26,767         29,043
Other accrued liabilities....................        77,561         79,608
Income taxes payable.........................        28,048          2,560
                                                  ---------      ---------
Total Current Liabilities....................       156,128        178,001

Long-term debt, less current maturities......       546,153        566,491
Other long-term liabilities..................        24,888         19,009
Retiree health care liabilities..............        51,765         50,797
Noncurrent income tax........................        54,251         46,950
Minority interest in subsidiaries............        25,037         25,037
Redeemable preferred stock of subsidiary.....        17,732         17,732
                                                  ---------      ---------
Total Liabilities............................       875,954        904,017

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 19,645,305
  shares issued and 13,403,709 shares
  outstanding................................         1,965          1,965
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,699,286
  shares issued and outstanding..............           270            270
Paid-in capital..............................        66,738         66,737
Retained earnings............................        84,632         36,914
Cumulative translation adjustment............           619          2,698

Treasury Stock, at cost, 6,241,596 shares of
  Class A Common Stock.......................       (51,719)       (51,719)
                                                  ---------      ---------
Total Stockholders' Equity...................       102,505         56,865
                                                  ---------      ---------
Total Liabilities and Stockholders' Equity...    $  978,459     $  960,882
                                                  =========      =========



*Condensed from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TABLE

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)
                                           Three Months Ended         Six Months Ended
(In thousands)                          January 2,  December 27,  January 2,  December 27,
                                           1994        1992          1994        1992
                                        ----------  -----------   ----------  -----------
Revenue:
  Sales.............................     $105,392    $116,548      $211,742    $234,648
  Other income - net................           99       1,299         1,879       4,490
                                          -------     -------       -------     -------
                                          105,491     117,847       213,621     239,138
Costs and Expenses:
  Cost of sales.....................       81,030      86,883       165,878     173,065
  Selling, general & administrative.       19,754      22,990        41,232      45,992
  Research and development..........          585         905         1,291       1,825
  Amortization of goodwill..........        1,519       1,509         3,076       3,000
  Restructuring.....................        9,903       1,500         9,903       1,500
                                          -------     -------       -------     -------
                                          112,791     113,787       221,380     225,382

Operating income (loss).............       (7,300)      4,060        (7,759)     13,756

Interest expense....................       17,644      17,699        37,303      35,313
Interest income.....................           49        (615)         (620)     (1,106)
                                          -------     -------       -------     -------
Net interest expense................       17,693      17,084        36,683      34,207


Investment income - net.............        5,282         570         7,025         437
Equity in earnings of affiliates....        1,937       1,490         4,018       4,853
Minority interest...................         (584)       (644)       (1,189)     (1,162)
Non-recurring income................      129,107         --        129,107         --
                                          -------     -------       -------     -------
Earnings (loss) from continuing
 operations before taxes............      110,749     (11,608)       94,519     (16,323)

Income tax provision (benefit)......       40,635      (3,750)       35,793      (5,465)
                                          -------     -------       -------     -------
Earnings (loss) from continuing
  operations........................       70,114      (7,858)       58,726     (10,858)

Loss on disposal of discontinued
  operations - net..................          (29)        (36)          (58)        (73)
                                          -------     -------       -------     -------
Earnings (loss) before extraordinary
  items.............................       70,085      (7,894)       58,668     (10,931)

Extraordinary items - net...........          --           23           --      (12,201)
Cumulative effect of change in
  accounting for postretirement
  benefits..........................          --          --         (8,015)       --
Cumulative effect of change in
  accounting for income taxes.......          --          --         (2,935)       --
                                          -------     -------       -------     -------
Net earnings (loss).................     $ 70,085    $ (7,871)     $ 47,718    $(23,132)
                                          =======     =======       =======     =======


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                             Three Months Ended         Six Months Ended
(In thousands)                            January 2,   December 27,  January 2,  December 27,
                                             1994        1992           1994       1992
                                          ----------   -----------   ----------  -----------
Earnings Per Share

Primary and Fully Diluted:
  Earnings (loss) from continuing
    operations before extraordinary
    items and cumulative effect of
    accounting changes..................  $   4.35      $   (.49)    $   3.64     $   (.68)
  Extraordinary items - net.............        --            --           --         (.76)
  Cumulative effect of change in
    accounting for postretirement
    benefits............................        --            --         (.50)          --
  Cumulative effect of change in
    accounting for income taxes.........        --            --         (.18)          --
                                           -------       -------      -------      -------
  Net earnings (loss)...................  $   4.35      $   (.49)    $   2.96     $  (1.44)
                                           =======       =======      =======      =======

  Weighted average number of common
  shares and common share equivalents:
    Primary.............................    16,103        16,103       16,103       16,114
    Fully diluted.......................    16,103        16,103       16,103       16,114




























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
(In thousands)
                                                     Six Months Ended
                                                January 2,    December 27,
                                                  1994            1992
                                               -----------    -----------
Cash provided by (used for)
  Operations:
    Net earnings (loss).....................    $ 47,718       $(23,132)
    Depreciation and amortization...........      17,953         15,204
    Accretion of discount on long-term
      liabilities...........................       1,596          2,014
    Adjustments for other non-cash charges..      19,909         14,863
    Adjustments for non-cash credits........      (4,018)        (4,853)
    Gain on sale of Rexnord investment......    (129,107)           --
    Gain on sale of fixed assets............         (25)          (138)
    Changes in assets and liabilities.......      40,562           (979)
                                                 -------        -------
    Cash provided by (used for) operations..      (5,412)         2,979

  Investments:
    Capital expenditures....................      (5,685)        (5,845)
    Proceeds from sale of Rexnord investment     178,115            --
    Equity investments of affiliates........      (2,700)       (19,168)
    Proceeds from sale of fixed assets......       6,555            821
    Other - net.............................      (1,707)         1,683
                                                 -------        -------
    Cash provided by (used for) investments.     174,578        (22,509)

  Financing:
    Issuance of debt........................      58,702        146,551
    Debt repayments - net...................    (122,661)      (126,389)
    Purchases of Treasury Shares............         --            (244)
                                                 -------        -------
    Cash provided by (used for) financing...     (63,959)        19,918

Effect of exchange rate changes on cash.....        (931)          (852)
Net increase (decrease) in cash.............     104,276           (464)
Cash, beginning of period...................      70,099         45,946
                                                 -------        -------
Cash, end of period.........................    $174,375       $ 45,482
                                                 =======        =======




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of January 2, 1994 and the consolidated statements of earnings and cash flows for the six months ended January 2, 1994 and December 27, 1992 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 2, 1994 and for all periods presented have been made. The balance sheet at June 30, 1993 was condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1993 Form 10-K. The results of operations for the period ended January 2, 1994 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

Note 2 - Sale of Rexnord Corporation

     On December 23, 1993, the Company completed a sale of its 43.9% stock interest in Rexnord Corporation ("Rexnord") to BTR Dunlop Holdings, Inc. ("BTR") for $22.50 per share. Accordingly, the Company received $181,873,000 in gross proceeds and realized a pre-tax gain on the sale of $129,107,000 for the quarter ended January 2, 1994. In connection with the sale of its interest in Rexnord, the Company agreed to place shares of Banner Aerospace, Inc. ("Banner"), with a fair market value of $25,000,000, in escrow to secure the Company's indemnification of BTR against a contingent liability. Once the contingent liability is resolved the escrow will be released. The financial statements include the Company's equity earnings from Rexnord, as they relate to the periods presented. (See Note 6).

Note 3 - Acquisitions

     Within the last few years, Fairchild Communications Services Company ("Fairchild Communications"), a partnership whose partners are indirect subsidiaries of the Company, has completed the acquisition of several small companies involved in the sale of telecommunications services and equipment to tenants in commercial office buildings. In the third quarter of Fiscal 1993, Fairchild Communications acquired all the telecommunication assets of Office Networks, Inc., for approximately $7,300,000.

Note 4 - Restricted Cash

     On January 2, 1994, the Company had approximately $4,745,000 of restricted cash maintained as collateral for certain debt facilities. Total restricted cash on June 30, 1993 was $4,200,000.

Note 5 - Net Assets Held for Sale

     Property, plant and equipment, for which sale is expected to be completed within one year, is included in net assets held for sale. Sales from a division included in net assets held for sale, and not included in results of operations, were $7,579,000 for the six months ended January 2, 1994. The impact from this division's earnings was immaterial.

     Net assets held for sale are recorded at estimated net realizable values which reflect anticipated sales proceeds and carrying costs to be incurred during the holding period. Interest is not allocated to net assets held for sale.

Note 6 - Summarized Statement of Earnings Information

     The following table presents summarized statement of earnings information on a combined 100% basis of Rexnord, Banner, and Nacanco Paketleme ("Nacanco"), the Company's principal investments which are accounted for using the equity method.

                                                     Six Months Ended
(In thousands)                                 ----------------------------
                                                January 2,    December 27,
                                                   1994           1992
                                               ------------   ------------
Net sales.................................       $411,479       $427,386
Gross profit..............................        129,765        132,416
Earnings from continuing operations.......         11,229          9,252
Extraordinary items.......................            --         (27,304)
Cumulative effect of changes in accounting
  principles - net........................        (28,080)           --
Net loss..................................        (16,851)       (18,052)

     On December 23, 1993, the Company completed a sale of its 43.9% stock interest in Rexnord. Prior to the sale of Rexnord, the Company recorded equity earnings (loss) of $(905,000) and $3,752,000 on this investment for the six month periods ended January 2, 1994 and December 27, 1992, respectively. Equity loss for the six months ended January 2, 1994 included an after-tax restructuring of operations charge of $2,938,000, which represents 43.9% of Rexnord's restructuring charge for the rationalization of manufacturing capacity, the movement of certain product lines and other costs related to company-wide employment reductions and the consolidation of certain manufacturing and administrative functions. These actions are specifically targeted to improve productivity and increase manufacturing capacity utilization and administrative efficiency of Rexnord. The net earnings for the six months ended January 2, 1994 was decreased by recording the Company's 43.9% share of the cumulative charge which resulted from the adoption of FASB 106 and FASB 109 at Rexnord (see Note 8 and Note 9).

     On January 2, 1994, the Company owned approximately 47.2% of Banner common stock, which is included in investments and advances-affiliated companies. The Company recorded equity earnings of $907,000 and $245,000 from this investment for the six months ended January 2, 1994 and December 27, 1992, respectively. At the close of trading on December 31, 1993, Banner stock was quoted at $4.50 per share. Based on this price the Company's equity investment in Banner had an approximate market value of $38,250,000 versus a carrying value of $56,874,000. The Company believes this decline in market value is temporary.

     On January 2, 1994, the Company owned approximately 33.0% of Nacanco common stock. The Company recorded equity earnings of $3,754,000 and $102,000 on this investment for the six months ended January 2, 1994 and December 27, 1992, respectively.

Note 7 - Credit Agreement Amendment

     The Company's Credit Agreement requires the Company and its subsidiaries to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Credit Agreement was amended to relax the EBITDA Covenant to permit compliance as of October 3, 1993 despite the decline in the earnings of the Company's Aerospace Fasteners segment. To comply with the minimum EBITDA covenant requirements (as amended and defined) the Company's subsidiary, VSI Corporation ("VSI"), must earn for the cumulative total of the trailing four quarters EBITDA as follows: $62,000,000 for the third quarter of Fiscal 1994, $67,000,000 for the fourth quarter of Fiscal 1994, $73,600,000 for the first quarter of Fiscal 1995, and $75,360,000 for the second quarter of Fiscal 1995. VSI's ability to meet the EBITDA covenant in Fiscal 1994 is uncertain and there can be no assurance that the Company will be able to comply with the financial covenants in the future. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line.

Note 8 - Post Retirement Benefits

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("FASB 106"), "Accounting for Postretirement Benefits Other than Pensions". The new standard requires that the expected cost of postretirement benefits be accrued and charged to expense during the years the employees render the service. This is a significant change from the Company's previous policy of expensing these costs for active employees when paid.

     The Company elected the immediate recognition method of adoption of FASB
106. The unamortized portion of the overstated liability for discontinued operations substantially offset the transition obligation for active employees and retirees of continuing operations, and the charge to net earnings from the cumulative effect of this accounting change was $534,000. As a result of the reduction in the liability for discontinued operations, interest expense accrued on this liability will be lower in future years by approximately $1,500,000 compared to prior years. However, the adoption of FASB 106 will cause the postretirement medical expense for continuing operations to increase by approximately $1,100,000 per year.

     As a result of Rexnord's adoption of FASB 106, effective July 1, 1993, the Company recorded an after-tax charge of $7,481,000 to net earnings, which represents the Company's share of Rexnord's cumulative effect for this change in accounting, net of the Company's related tax benefit from the charge.

Note 9 - Income Taxes

     Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109 ("FASB 109"), "Accounting for Income Taxes".

     Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of FASB 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

     As permitted under FASB 109, prior years' financial statements have not been restated. The Company elected the immediate recognition method and recorded a $2,412,000 charge representing the prior years' cumulative effect. This charge represents deferred taxes that had to be recorded related primarily to fixed assets, prepaid pension expense, and inventory differences.

     As a result of Rexnord's adoption of FASB 109 effective July 1, 1993, the Company recorded an after-tax charge to net earnings of $523,000, which represents the Company's share of Rexnord's cumulative effect for this change in accounting.

Note 10 - Minority Interests in Consolidated Subsidiaries

     The Company is carrying $24,015,000 of minority interest represented by the Series C Preferred Stock of Fairchild Industries, Inc. ("FII"), a majority owned subsidiary, in its balance sheet at January 2, 1994 and June 30, 1993, respectively. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999 and $7.00 per share thereafter.

Note 11 - Redeemable Preferred Stock of Subsidiary

     The Company has classified the outstanding shares of Series A Preferred Stock of FII as a long-term liability. The Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. There were 424,701 shares authorized, issued and outstanding at January 2, 1994 and June 30, 1993, respectively.

Note 12 - Equity Securities

     The Company had 13,403,709 shares of Class A Common Stock and 2,699,286 shares of Class B Common Stock outstanding at January 2, 1994. Class A Common Stock is traded on both the New York and Pacific Stock Exchange while there is no public market for the Class B Common Stock. Shares of Class A Common Stock are entitled to one vote per share and cannot be exchanged for Class B Common Stock. Shares of Class B Common Stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A Common Stock on a share for share basis. Cash dividends on Class B Common Stock are initially limited to 50% of Class A Common Stock dividends.

     The Company's equity securities did not change in the six months ended January 2, 1994. No stock options were exercised during the six month period.

Note 13 - Earnings Per Share

     Primary and fully diluted earnings per share are computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. To compute the incremental shares resulting from the options and warrants for primary earnings per share, the average market price of the Company's stock during the period is used. To compute the incremental shares resulting from the options and warrants for fully diluted earnings per share, the ending market price of the Company's stock is used.

     In computing earnings per share for the six months ended January 2, 1994 and December 27, 1992, the conversion of options and warrants was not assumed, as the effect was anti-dilutive.

Note 14 - Commitments and Contingencies

Lease Guaranties
- ----------------

     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in 1994, and approximately $13,124,000 over the remaining 5-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessees from any losses related to such guaranties.

CL Motor Freight Claim
- ----------------------

     The Workers Compensation Bureau of the State of Ohio is seeking reimbursement from the Company for approximately $5,400,000 for workers compensation claims which were insured under a self-insured workers compensation program of a former subsidiary of the Company, CL Motor Freight Incorporated. The Company has contested a significant portion of this claim.

Government Claims
- -----------------

     In 1989, the Company learned through its own quality assurance procedures, and voluntarily disclosed to its customers and the Department of Defense, that certain units of VSI had not performed certain production lot tests mentioned in the military specifications for some limited product lines. As a result, VSI is subject to an ongoing investigation, in which the Company is cooperating, by the Inspector General of the Department of Defense (the "IG") relating to these tests. The Company does not believe that VSI's level of testing resulted in shipment of unsafe products or that purchasers were otherwise damaged, and the government subsequently reduced certain of the test requirements. The government and the Company have reached an agreement in principle to settle this matter for $330,000.

     VSI has agreed to plead guilty to a two-count Information under which it would pay a fine of $230,000, upon acceptance of the plea by a federal court in the Western District of Washington. The Information alleges that VSI conspired (i) to submit non-competitive bids for certain contracts for a single class of aluminum fast rivets, in violation of Section 1 of the Sherman Act, and (ii) to impede a legitimate function of the Internal Revenue Service.

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986, in indirect costs rates and labor charging practices of a former subsidiary of the Company. The Company entered into settlement discussions with the Department of Justice to attempt to resolve these claims and has reached an agreement in principle with the government to settle this matter for $5,000,000, payable in six equal semi-annual installments, with interest at 6.0% per year. The unpaid balance will likely be collateralized by certain excess real estate. If the settlement is not consummated, the government may initiate suit under the False Claims Act, seeking treble damages and penalties, and under the Truth in Negotiation Act, seeking a price reduction on certain contracts and subcontracts.

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices, in amounts which the Company cannot determine. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has entered into discussions with the government to attempt to resolve these pension accounting issues.


Civil Litigation
- ----------------

     Maurice Bidermann Litigation
     ----------------------------

     The Company commenced an action in the United States District for the Southern District of New York, following the breach by Maurice Bidermann ("Bidermann") of an agreement under which Bidermann was to have paid the Company an aggregate sum of approximately $22,500,000, of which Bidermann paid $10,000,000. Additional installments, of $5,000,000 each, were due from Bidermann on December 31, 1992, and June 30, 1993, both of which Bidermann failed to pay. On July 7, 1993, the United States District Court ordered Bidermann to pay the Company the full amount of its claim, $12,947,000, plus interest. Following receipt of the Court's order, Bidermann filed for protection under Chapter 11 of the United States Bankruptcy Code. Prior to Bidermann's filing for protection under Chapter 11, the Company attached certain assets of Bidermann, primarily located in France. In addition, the Company holds shares and warrants of Bidermann Industries, USA, Inc., all of which shares and warrants Bidermann had originally agreed to purchase from the Company for $22,500,000. The collectibility of this judgement, which has now been appealed to the United States Court of Appeals, will depend in part upon the Company's ability to defend its attachments, the value of the shares and warrants held, or Bidermann's ability to reorganize.

Environmental Matters
- ---------------------

     The Company and other aerospace fastener and industrial product manufacturers are subject to stringent Federal, state and local environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have not had a material effect on the financial condition of the Company, although the Company has expended, and can be expected to expend in the future, significant amounts for investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters, particularly in the Aerospace Fasteners segment.

     In connection with its plans to dispose of certain real estate, the Company must investigate environmental conditions and may be required to take certain corrective action prior or pursuant to any such disposition. In addition, management has identified several areas of potential contamination at or from other facilities owned, or previously owned, by the Company, that may require the Company either to take corrective action or to contribute to a clean-up. The Company is also a defendant in certain lawsuits and proceedings seeking to require the Company to pay for investigation or remediation of environmental matters and has been alleged to be a potentially responsible party at various "Superfund" sites. Management of the Company believes that it has recorded adequate reserves in its financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any liability of the Company, unless such parties are contractually obligated to contribute and are not disputing such liability.

Other Matters
- -------------

     The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company either on its own or through its insurance carriers is contesting these matters.

     In the opinion of management, the ultimate resolution of the legal proceedings, including those discussed above, will not have a material adverse effect on the financial condition or the future operating results of the Company.

Note 15 - Subsequent Event

     On January 17, 1994 the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered damage from the Southern California earthquake. While the company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a five percent deductible. Once reliable estimates of the net cost of the damages are developed, they will be recorded as an unusual loss in the third quarter of fiscal 1994.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF
- -------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

     The Fairchild Corporation (the "Company") was incorporated in October, 1969, under the laws of the State of Delaware. The Company changed its name from Banner Industries, Inc. to The Fairchild Corporation on November 15, 1990. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the majority owner of Fairchild Industries, Inc. ("FII") which, in turn, is the 100% owner of VSI Corporation ("VSI"). The Company's operations are conducted through VSI.

RESULTS OF OPERATIONS

     On December 23, 1993 the Company consummated the sale of its 43.9% stock interest in Rexnord Corporation consisting of 8,083,248 shares for $22.50 per share to BTR Dunlop Holdings, Inc. Accordingly, the Company received $181.9 million in proceeds and realized a pre-tax gain of $129.1 million, net of expenses, in the second quarter of Fiscal 1994.

     During the first quarter of Fiscal 1994, the Company adopted Statements of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes," and recorded one-time non-cash charges totaling $10.9 million, of which $8.0 million was for postretirement benefits and $2.9 million for the change in accounting for income taxes and these charges are reflected in the six month period ended January 2, 1994. The charges represent cumulative effects on prior years of the accounting changes, net of related tax benefits, including RHI's 43.9% share of Rexnord Corporation's accounting changes, net of tax. The effect of the changes on pretax income from continuing operations for the six months ended January 2, 1994 was not material.

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. The following table illustrates the historical sales and operating income of the Company's continuing operations for the three and six month periods ended January 2, 1994 and December 27, 1992.

(In thousands)                             Three Months Ended         Six Months Ended
                                        January 2,   December 27, January 2,  December 27,
                                           1994         1992         1994         1992
                                        ----------   -----------  ---------   -----------
Sales by Business Segment

   Aerospace Fasteners................   $ 50,446     $ 62,913    $102,024     $130,069
   Industrial Products................     36,506       37,063      73,135       72,088
   Communications Services............     18,440       16,572      36,583       32,491
                                          -------      -------     -------      -------
Total.................................   $105,392     $116,548    $211,742     $234,648
                                          =======     ========     =======      =======
Operating Income (loss) by
  Business Segment
   Aerospace Fasteners................   $(11,654)    $    176    $(18,031)    $  4,886
   Industrial Products................      4,366        4,711       8,938        8,728
   Communications Services............      4,114        3,649       8,045        7,123
                                          -------      -------     -------      -------
Total.................................     (3,174)       8,536      (1,048)      20,737

   Corporate administrative expense...     (3,725)      (5,387)     (8,185)     (10,358)
   Other corporate income (expense)...       (401)         911       1,474        3,377
                                          -------      -------     -------      -------
Operating income (loss)...............     (7,300)       4,060      (7,759)      13,756

Net interest expense..................    (17,693)     (17,084)    (36,683)     (34,207)
Investment income - net...............      5,282          570       7,025          437
Equity in earnings of affiliates......      1,937        1,490       4,018        4,853
Minority interest.....................       (584)        (644)     (1,189)      (1,162)
Non-recurring income..................    129,107          --      129,107          --
                                          -------      -------     -------       ------
Earnings (loss) from continuing
   operations before income taxes.....    110,749      (11,608)     94,519      (16,323)
Income tax provision (benefit)........     40,635       (3,750)     35,793       (5,465)
                                          -------      -------     -------       ------
Earnings (loss) from continuing
   operations.........................   $ 70,114     $ (7,858)   $ 58,726     $(10,858)
                                          =======      =======     =======       ======

General
- -------

     Overall sales declined by 9.6% in the second quarter and 9.8% for the six month period compared to sales for the same periods in Fiscal 1993, primarily caused by price erosion due to excess capacity in the aerospace fasteners industry and reduced order rates from commercial and military aerospace customers in the Aerospace Fasteners segment. Reduced order rates were in part due to the sluggish general economy, reductions in defense spending and reduced build rates of commercial airplane original equipment manufacturers due to conditions in the airline industry. The decline in sales at the Aerospace Fasteners segment was partially offset by sales increases at the Industrial Products and Communication Services segments in the six month period. Operating income decreased $11.4 million in the second quarter and $21.5 million for the six month period compared to operating income for the same periods in Fiscal 1993 and included a restructuring charge of $9.9 million in the Fiscal 1994 second quarter and six month periods to further implement the Aerospace Fasteners segment's restructuring plan. The Fiscal 1993 second quarter and six month period included a restructuring charge of $1.5 million. Operating income in the Industrial Products segment was down for the quarter, but was up for the six month period by 2.4%. In the Communications Services segment operating income was up for both periods of Fiscal 1994. However, in the Aerospace Fasteners segment, operating income declined $11.8 million for the quarter and $22.9 million for the six month period compared to the prior year periods. Other corporate income also decreased (see discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment decreased 19.8% in the second quarter and 21.6% for the six month period ended January 2, 1994, compared to the comparable Fiscal 1993 periods, primarily due to reduced order rates. Ordering activity remained at low levels both at original equipment manufacturers and in the replacement market.

     The operating income in the Aerospace Fasteners segment decreased by $11.8 million in the second quarter and $22.9 million for the six month period ended January 2, 1994 in relation to the comparable Fiscal 1993 periods. As a result of the sustained soft worldwide demand for aircraft, aircraft engines, and the resulting decline in new order rates and prices for aerospace fasteners, the Company has undertaken further restructuring actions to further downsize, reduce costs, increase quality, reduce cycle times and improve margins. These restructuring efforts include discontinuance of certain aircraft engine bolt product lines, increased cellularization of manufacturing processes, including extensive retraining of the workforce, relocation of its New Jersey operations to California and reengineering certain manufacturing processes and methods to meet increased customer quality standards.

     The Company has recorded a pretax restructuring charge of $9.9 million in the second quarter of fiscal 1994 to cover the cost of these restructuring activities, including the write down of goodwill and surplus assets related to certain aircraft engine bolt product lines, severance benefits and the nonrecurring costs associated with the cellularization and reengineering of manufacturing processes and methods.

     Depending on future demand and prices of aerospace fasteners the Company may take further restructuring actions in the future and may record additional restructuring charges to cover the cost of these activities. In addition, on January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered damage from the Southern California earthquake. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a five percent deductible. Once reliable estimates of the net cost of the damages are developed, they will be recorded as an unusual loss in the third quarter of Fiscal 1994.

     Operating income in the second quarter and six months of Fiscal 1994 was also affected by (1) reduced demand and price erosion; and (2) higher quality control costs resulting from customers' intensified quality requirements. A large customer's disapproval of the quality system at one of the Aerospace Fasteners segment's plants in the third quarter of Fiscal 1993 negatively affected sales and operating income in the first six months of fiscal 1994. The disapproval resulted in the plant being ineligible to receive new orders, delayed shipments due to on-site customer inspection of finished product, and increased quality costs. The segment has implemented a program to comply with the customer's quality requirements and the plant's quality system was requalified by the customer during the first quarter. The quality improvement program requires that the plant reinspect its inventories and modify certain manufacturing processes and quality procedures at all major facilities. This program has resulted in both one time start-up costs and increased recurring quality costs, which negatively affected the first six months of Fiscal 1994 operating results and will likely negatively impact the future profit margins of this segment.

Industrial Products
- -------------------

     Sales in the Industrial Products segment decreased 1.5% in the second quarter due to fewer shipping days in the current year quarter compared to the prior year quarter. Sales increased 1.5% for the six month period ended January 2, 1994, compared to the same period in Fiscal 1993. The increase in sales in the current six month period reflects customer response to the D-M-E Company's fast delivery programs, new products, and the improving domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has been weak, reflecting the economic conditions abroad. However, expansion into selected foreign markets is being pursued and appears to have potential.

     Operating income in the Industrial Products segment decreased 7.3% in the second quarter primarily due to lower operating margins resulting from reduced sales in the current quarter compared to the prior year quarter. Operating income increased 2.4% for the six month period ended January 2, 1994, compared to the same period in Fiscal 1993. The improved results in the first six months resulted from a higher sales volume and improved operating margins. The Industrial Products segment has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. The improvements in inventory management and delivery systems resulted in faster deliveries, reduction in inventory, and higher inventory turnover. In addition, D-M-E Company has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 11.3% in the second quarter and 12.6% for the six month period ended January 2, 1994, compared to the same periods in Fiscal 1993, primarily due to the inclusion of sales from acquisitions, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 12.7% in the second quarter and 12.9% for the six month period ended January 2, 1994, compared to the same periods in Fiscal 1993, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales in the first six months of Fiscal 1994 approximated the return on sales in the comparable period of Fiscal 1993.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - Corporate administrative expense decreased by 30.9% in the second quarter and 21.0% for the first six months of Fiscal 1994, compared to the Fiscal 1993 periods. This decline resulted primarily from cost controls, including a reduction in work force and wage and salary caps that were in effect for most corporate employees and sale of the Company aircraft during Fiscal 1994. Excluding severance payouts, corporate administrative expense declined over 24.0% for the six month period compared to the same period in the prior year.

     Other Corporate Income - Other corporate income decreased $1.3 million in the second quarter and $1.9 million for the six month period ended January 2, 1994, compared to the same periods in the prior year, primarily due to the absence of amortization of overaccrued retiree health care expense in the Fiscal 1994 periods and recording a favorable pension adjustment in the prior year periods.

     Net Interest Expense - Net interest expense increased 3.6% in the second quarter and 7.2% for the six month period ended January 2, 1994. The prior year second quarter and six month period included a favorable adjustment to interest expense on overaccrued retiree health care accruals.

     Investment income - net was higher in the first six months, primarily as a result of gains realized on the settlement and liquidation of investments in Fiscal 1994 compared to Fiscal 1993. Also included in the Fiscal 1994 six month period were $2.8 million of dividends realized on participating annuity contracts compared to none in the Fiscal 1993 first half.

     Equity in earnings of affiliates increased 30.0% in the second quarter, primarily due to recording equity income of $1.1 million from the Company's 33.0% interest in Nacanco. For the six month period, equity earnings decreased 17.2%, largely due to recording an equity loss at Rexnord Corporation which included an after-tax restructuring charge of $2.9 million in the first quarter of Fiscal 1994.

     Minority interest expense increased slightly in Fiscal 1994 and included a complete six months of dividend expense on the Series C Preferred stock, issued August 21, 1992 by FII.

     Non-Recurring Income - Non-recurring income in Fiscal 1994 includes the net pre-tax gain of $129.1 million on the Company's 43.9% stock interest in Rexnord Corporation, which was sold to BTR Dunlop Holdings, Inc. for $22.50 per share on December 23, 1993.

     Income Taxes - In the first six months of Fiscal 1994, the Company recorded a tax provision of 37.9%. The provision tax rate was higher than the Federal statutory rate, largely due to the write off and amortization of goodwill which is not deductible for tax purposes.

Accounting Changes and Extraordinary Items
- ------------------------------------------

     Postretirement Benefits - Using the immediate recognition method, the after-tax charge to earnings representing the cumulative effect of this accounting change was $.5 million. The unamortized portion of an overstated liability for discontinued operations substantially offset the transition obligation for active employees and retirees of continuing operations. In addition, a $7.5 million charge, net of the Company's related tax benefit, was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this change in accounting.

     Accounting for Income Taxes - The Company elected the immediate recognition method and recorded a $2.4 million charge representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to fixed assets, prepaid pension expense, and inventory differences. In addition, a $.5 million charge was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this change in accounting.

     Extraordinary items - net - in Fiscal 1993 includes an extraordinary charge of $11.4 million, net of tax, which is 42% of the Rexnord extraordinary charge related to premiums paid to repurchase debt and the write off of deferred loan costs. In addition, FII recorded $.8 million, net of tax, on deferred loan fees written off from the portion of the term loan repaid.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at January 2, 1994, was $114.1 million higher than at June 30, 1993. The primary reasons for this increase included an increase in cash of $104.3 million resulting from the sale of shares of Rexnord Corporation and a decrease in current debt of $43.0 million, offset partially by a decrease in inventory of $10.8 million and an increase in the income tax payable account of $25.5 million reflecting tax recorded on the Rexnord stock sale.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. As a result of certain amendments to its credit agreement, and the issuance of FII's new Senior Secured Notes due 1999, $50 million of VSI's revolving credit facility has been extended from 1994 to 1997.

     The Company also expects to generate cash from the sale of certain assets. Net assets held for sale at January 2, 1994 had a book value of $31.7 million and included several parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell or develop, subject to the resolution of certain environmental matters and market conditions. Included in long-term investments at January 2, 1994, is a contractual obligation from an individual to pay RHI $12.9 million, which has a net carrying amount of $9.3 million. The obligation is collateralized by 7.1% of the outstanding common stock of Bidermann Industries USA, Inc., a closely held company. In addition, the Company has attached certain of his property, primarily located in France. The individual filed for protection under Chapter 11 of the U.S. Bankruptcy Code on July 7, 1993. The Company believes that its claim in bankruptcy and liquidation of the collateral will be sufficient to recover the carrying amount of this investment.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion as well as cost reduction and labor efficiency programs. For the six month period ended January 2, 1994, capital expenditures were $5.7 million. The Company anticipates that total capital expenditures for the fiscal year ending June 30, 1994 will be approximately $16.0 million.

     During the Fiscal 1994 second quarter, goodwill was reduced by $4.0 million as a result of the restructuring charge which included a write down of goodwill related to certain aircraft engine bolt lines which were discontinued.

     Investments and advances - affiliated companies decreased $54.2 million, primarily due to the sale of Rexnord Corporation in the second quarter of Fiscal 1994, combined with restructuring and accounting change charges recorded by Rexnord Corporation in the first quarter of Fiscal 1994.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation, remediation obligations, litigation settlements and related costs.

     The Company expects that cash on hand, cash generated from operations, borrowings and asset sales and the ability to refinance portions of its debt will be adequate to satisfy cash requirements.

     The Company's credit agreement with its banks requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Credit Agreement was amended to relax the EBITDA Covenant to permit compliance as of October 3, 1993, despite the decline in the earnings of the Company's Aerospace Fasteners segment. To comply with the minimum EBITDA covenant requirements (as amended and defined) the Company's subsidiary, VSI Corporation ("VSI"), must earn for the cumulative total of the trailing four quarters EBITDA as follows: $62.0 million for the third quarter of Fiscal 1994, $67.0 million for the fourth quarter of Fiscal 1994, $73.6 million for the first quarter of Fiscal 1995, and $75.4 million for the second quarter of Fiscal 1995. VSI's ability to meet the EBITDA Covenant in Fiscal 1994 is uncertain and there can be no assurance that the Company will be able to comply with the financial covenants in the future. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line.

     FII may transfer available cash as dividends to RHI if the purpose of such dividends is to provide the Company with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends from FII to RHI are subject to certain limitations under the Credit Agreement. As of January 2, 1994, FII was unable to provide dividends to RHI. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting for Certain Investments in Debt and Equity Securities
- ----------------------------------------------------------------

     In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("FASB 115"), Accounting for Certain Investments in Debt and Equity Securities. FASB 115 provides new rules on accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company is required to implement FASB 115 as of the beginning of Fiscal 1995 or as of the end of Fiscal 1994. The Company believes the impact of implementing FASB 115 will be immaterial.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 14 of Notes to Consolidated Financial
Statements.

Item 6.  Exhibits and Reports on Form 8-K

     On January 7, 1994 the Company filed a Form 8-K to report on Item 2 and
Item 7. The Company reported the sale of 8.1 million shares of the Company's former 43.9% investment affiliate, Rexnord Corporation, to BTR Dunlop Holdings, Inc. ("BTR") at a price of $22.50 per share. The Company filed the following exhibits in conjunction with this Form 8-K:

     Exhibits
     --------

     10(y)(y)  Purchase Agreement by and between BTR, RHI and the
               Company dated as of December 2, 1993.
     99(a)     The Company's press release, dated December 23, 1993.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                       For THE FAIRCHILD CORPORATION
                       (Registrant) and as its Chief
                       Financial Officer:


                       By:  Michael T. Alcox
                            Senior Vice President and
                            Chief Financial Officer


                       By:  Christopher Colavito
                            Vice President and
                            Controller


Date:  February 10, 1994