Form 10-Q
period 1994-04-03
FAIRCHILD CORP
filed 1994-05-13
CIK 9779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 3, 1994

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

                                                       Yes  X  No
                                                          ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
Class                                                    April 3, 1994
- -----                                                   --------------
Class A Common Stock, $.10 Par Value                     13,406,109
Class B Common Stock, $.10 Par Value                      2,696,886
                                                         ----------
                                                         16,102,995

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of April 3, 1994 (Unaudited)
                       and June 30, 1993                                 3

                       Consolidated Statements of Earnings
                       for the Three and Nine Months Ended
                       April 3, 1994 and March 28,
                       1993 (Unaudited)                                  5

                       Condensed Consolidated Statements of Cash
                       Flows for the Nine Months Ended
                       April 3, 1994 and March 28,
                       1993 (Unaudited)                                  7

                       Notes to Consolidated Financial
                       Statements (Unaudited)                            8

            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                        16


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                24

            Item 6.    Exhibits and Reports on Form 8-K                 24

*For purposes of Part I of this Form 10-Q, the term "Company" means The Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild Corporation unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                 April 3,        June 30,
ASSETS                                             1994            1993
- ------                                          -----------     -----------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $4,745 and
  $4,200 restricted..........................   $  135,165      $   70,099
Short-term investments.......................        8,083           5,425
Accounts receivable-trade, less allowances
  of $2,106 and $1,900.......................       70,745          64,423
Inventories:
   Finished goods............................       45,612          51,776
   Work-in-process...........................       27,037          30,766
   Raw materials.............................        9,260           8,987
                                                 ---------       ---------
                                                    81,909          91,529

Prepaid expenses and other current assets....       12,797          14,308
                                                 ---------       ---------
Total Current Assets.........................      308,699         245,784

Property, plant and equipment, net of
  accumulated depreciation of $86,393 and
  $69,861....................................      180,817         199,506

Net assets held for sale.....................       30,300          30,124
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $28,767 and $24,694.........................      207,888         216,365
Investments and advances - affiliated
 companies...................................       75,904         129,916
Prepaid pension assets.......................       63,294          54,316
Long-term investments........................       15,475          18,256
Other assets.................................       60,124          66,615
                                                 ---------       ---------
Total Assets.................................   $  942,501      $  960,882
                                                 =========       =========

*Condensed from audited financial statements



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
         \
(In thousands)
                                                  April 3,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1994            1993
- -------------------------------------            -----------     ----------
                                                 (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $   14,046     $   66,790
Accounts payable.............................        29,286         29,043
Accrued interest.............................        11,588         18,500
Other accrued liabilities....................        62,884         61,108
Income taxes payable.........................        18,912          2,560
                                                  ---------      ---------
Total Current Liabilities....................       136,716        178,001

Long-term debt, less current maturities......       543,395        566,491
Other long-term liabilities..................        23,207         19,009
Retiree health care liabilities..............        51,305         50,797
Noncurrent income tax........................        53,759         46,950
Minority interest in subsidiaries............        24,310         25,037
Redeemable preferred stock of subsidiary.....        17,633         17,732
                                                  ---------      ---------
Total Liabilities............................       850,325        904,017

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 19,645,305
  shares issued and 13,406,109 shares
  outstanding................................         1,965          1,965
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,696,886
  shares issued and outstanding..............           270            270
Paid-in capital..............................        66,756         66,737
Retained earnings............................        73,621         36,914
Cumulative translation adjustment............         1,283          2,698

Treasury Stock, at cost, 6,241,596 shares of
  Class A Common Stock.......................       (51,719)       (51,719)
                                                  ---------      ---------
Total Stockholders' Equity...................        92,176         56,865
                                                  ---------      ---------
Total Liabilities and Stockholders' Equity...    $  942,501     $  960,882
                                                  =========      =========



*Condensed from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TABLE

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)
                                          Three Months Ended         Nine Months Ended
(In thousands)                           April 3,    March 28,     April 3,    March 28,
                                           1994        1993          1994        1993
                                        ----------  -----------   ----------  -----------
Revenue:
  Sales.............................     $112,836    $114,399      $332,157    $349,047
  Other income - net................          489       1,262         2,366       5,752
                                          -------     -------       -------     -------
                                          113,325     115,661       334,523     354,799
Costs and Expenses:
  Cost of sales.....................       85,698      86,751       256,182     259,816
  Selling, general & administrative.       20,666      22,056        63,164      68,048
  Research and development..........          886         825         2,923       2,650
  Amortization of goodwill..........        1,490       1,514         4,566       4,514
  Restructuring.....................           --         932         9,903       2,432
  Unusual items.....................        3,200          --         3,200          --
                                          -------     -------       -------     -------
                                          111,940     112,078       339,938     337,460

Operating income (loss).............        1,385       3,583        (5,415)     17,339

Interest expense....................       18,202      18,975        55,505      54,288
Interest income.....................       (1,309)       (547)       (1,929)     (1,653)
                                          -------     -------       -------     -------
Net interest expense................       16,893      18,428        53,576      52,635


Investment income - net.............           43         225         7,068         662
Equity in earnings of affiliates....         (124)      2,552         3,864       7,405
Minority interest...................         (575)       (609)       (1,764)     (1,771)
Non-recurring income................          (23)        --        129,084          --
                                          -------     -------       -------     -------
Earnings (loss) from continuing
 operations before taxes............      (16,187)    (12,677)       79,261     (29,000)

Income tax provision (benefit)......       (4,992)     (1,925)       31,140      (7,390)
                                          -------     -------       -------     -------
Earnings (loss) from continuing
  operations........................      (11,195)    (10,752)       48,121     (21,610)

Loss on disposal of discontinued
  operations - net..................         (259)        (35)         (317)       (108)
                                          -------     -------       -------     -------
Earnings (loss) before extraordinary
  items.............................      (11,454)    (10,787)       47,804     (21,718)

Extraordinary items - net...........         (147)          4          (147)    (12,197)
Cumulative effect of change in
  accounting for postretirement
  benefits..........................          --          --         (8,015)       --
Cumulative effect of change in
  accounting for income taxes.......          --          --         (2,935)       --
                                          -------     -------       -------     -------
Net earnings (loss).................     $(11,601)   $(10,783)     $ 36,707    $(33,915)
                                          =======     =======       =======     =======




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                            Three Months Ended          Nine Months Ended
(In thousands)                             April 3,     March 28,     April 3,     March 28,
                                             1994         1993          1994         1993
                                          ----------   -----------   ----------  -----------
Earnings Per Share

Primary and Fully Diluted:
  Earnings (loss) from continuing
    operations before extraordinary
    items and cumulative effect of
    accounting changes..................  $   (.69)     $   (.67)    $   2.99     $  (1.34)
  Loss from discontinued
    operations - net....................      (.02)           --         (.02)        (.01)
  Extraordinary items - net.............      (.01)           --         (.01)        (.75)
  Cumulative effect of change in
    accounting for postretirement
    benefits............................        --            --         (.50)          --
  Cumulative effect of change in
    accounting for income taxes.........        --            --         (.18)          --
                                           -------       -------      -------      -------
  Net earnings (loss)...................  $   (.72)     $   (.67)    $   2.28     $  (2.10)
                                           =======       =======      =======      =======

  Weighted average number of common
  shares and common share equivalents:
    Primary.............................    16,103        16,103       16,103       16,116
    Fully diluted.......................    16,103        16,103       16,103       16,116


























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
(In thousands)
                                                    Nine Months Ended
                                                April 3,       March 28,
                                                  1994           1993
                                               -----------    -----------
Cash provided by (used for)
  Operations:
    Net earnings (loss).....................    $ 36,707       $(33,915)
    Depreciation and amortization...........      27,191         23,242
    Accretion of discount on long-term
      liabilities...........................       2,740          3,428
    Adjustments for other non-cash charges..      20,484         15,347
    Adjustments for non-cash credits........      (3,864)        (7,405)
    Gain on sale of Rexnord investment......    (129,084)           --
    Loss (gain) on sale of fixed assets.....         (28)           135
    Changes in assets and liabilities.......      15,508        (23,737)
                                                 -------        -------
    Cash used for operations................     (30,346)       (22,905)

  Investments:
    Capital expenditures....................      (9,454)        (9,119)
    Proceeds from sale of Rexnord investment     178,091            --
    Equity investments of affiliates........      (3,063)       (19,168)
    Investment securities...................         123         27,820
    Business acquisitions...................         --          (7,283)
    Proceeds from sale of fixed assets......       6,848            778
    Other - net.............................        (196)         1,220
                                                 -------        -------
    Cash provided by (used for) investments.     172,349         (5,752)

  Financing:
    Issuance of debt........................      59,139        146,685
    Debt repayments - net...................    (135,740)      (130,160)
    Purchases of Treasury Shares............         --            (244)
                                                 -------        -------
    Cash provided by (used for) financing...     (76,601)        16,281

Effect of exchange rate changes on cash.....        (336)        (1,371)
Net increase (decrease) in cash.............      65,066        (13,747)
Cash, beginning of period...................      70,099         45,946
                                                 -------        -------
Cash, end of period.........................    $135,165       $ 32,199
                                                 =======        =======



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of April 3, 1994 and the consolidated statements of earnings and cash flows for the nine months ended April 3, 1994 and March 28, 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 3, 1994 and for all periods presented have been made. The balance sheet at June 30, 1993 was condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1993 Form 10-K. The results of operations for the period ended April 3, 1994 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

Note 2 - Sale of Rexnord Corporation

     On December 23, 1993, the Company completed a sale of its 43.9% stock interest in Rexnord Corporation ("Rexnord") to BTR Dunlop Holdings, Inc. ("BTR") for $22.50 per share. Accordingly, the Company received $181,873,000 in gross proceeds and realized for the nine months ended April 3, 1994, a $129,084,000 pre-tax gain on the sale. In connection with the sale of its interest in Rexnord, the Company agreed to place shares of Banner Aerospace, Inc. ("Banner"), with a fair market value of $25,000,000, in escrow to secure the Company's indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released. The financial statements include the Company's equity earnings from Rexnord, until the date of sale. (See Note 6).

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

Note 4 - Restricted Cash

     On April 3, 1994, the Company had approximately $4,745,000 of restricted cash, all of which is maintained as collateral for certain debt facilities. Total restricted cash on June 30, 1993 was $4,200,000.

Note 5 - Net Assets Held for Sale

     The Company has decided not to sell a division which previously was included in net assets held for sale. Accordingly, the Company is recording the current period's results from this division with the Company's Industrial Products Segment. Sales from the division formerly included in net assets held for sale, and not included in results of operations, were $11,487,000 for the nine months ended March 28, 1993. The impact of this division's earnings on the prior year periods was immaterial.

     Net assets held for sale at April 3, 1994 includes several parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell or develop, subject to the resolution of certain environmental matters and market conditions.

Note 6 - Summarized Statement of Earnings Information

     The following table presents summarized statement of earnings information on a combined 100% basis of Banner and Nacanco Paketleme ("Nacanco"), the Company's principal investments, which are accounted for using the equity method.

                                                    Nine Months Ended
(In thousands)                                 ----------------------------
                                                 April 3,       March 28,
                                                   1994           1993
                                               ------------   ------------
Net sales.................................       $226,235       $251,319
Gross profit..............................         78,581         60,145
Earnings (loss) from continuing operations         12,694         (4,805)
Net earnings (loss).......................         12,694         (4,805)

     On April 3, 1994, the Company owned approximately 47.2% of Banner common stock, which is included in investments and advances-affiliated companies. The Company recorded equity earnings of $1,307,000 and $106,000 from this investment for the nine months ended April 3, 1994 and March 28, 1993, respectively. At the close of trading on April 1, 1994, Banner stock was quoted at $5.875 per share. Based on this price the Company's equity investment in Banner had an approximate market value of $49,938,000 versus a carrying value of $56,958,000. The Company believes this decline in market value is temporary.

     On April 3, 1994, the Company owned approximately 33.0% of Nacanco common stock. The Company recorded equity earnings (loss) of $3,275,000 and $(153,000) on this investment for the nine months ended April 3, 1994 and March 28, 1993, respectively.

     On December 23, 1993, the Company completed a sale of its 43.9% stock interest in Rexnord. Prior to the sale of Rexnord, the Company recorded equity earnings (loss) of $(905,000) and $3,752,000 on this investment for the nine month periods ended April 3, 1994 and March 28, 1993, respectively. For the nine months ended April 3, 1994, equity loss included an after-tax charge of $2,938,000 for restructuring of operations, which represents 43.9% of Rexnord's restructuring charge for the rationalization of manufacturing capacity, the movement of certain product lines and other costs related to company-wide employment reductions and the consolidation of certain manufacturing and administrative functions. The net earnings for the nine months ended April 3, 1994 was decreased by recording the Company's 43.9% share of the cumulative charge which resulted from the adoption of FASB 106 and FASB 109 at Rexnord (see Note 8 and Note 9).

Note 7 - Credit Agreement Amendment

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of the end of the third quarter of Fiscal 1994.

     The Company has negotiated an amendment to the Credit Agreement (i) to accommodate the unusual loss from the January 17, 1994 Southern California earthquake, and (ii) to reduce by $5,000,000 the Company's minimum requirement under the EBITDA Covenant for the duration of the Credit Agreement. To comply with the minimum EBITDA Covenant requirement (as amended) the Company's subsidiary, VSI Corporation ("VSI"), must earn for the cumulative total of the trailing four quarters, EBITDA as follows:
$62,000,000 for the fourth quarter of Fiscal 1994, $68,600,000 for the first quarter of Fiscal 1995, $70,360,000 for the second quarter of Fiscal 1995, and $72,200,000 for the third quarter of Fiscal 1995. VSI's ability to meet the minimum requirement under the EBITDA Covenant in Fiscal 1994 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirement under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line.

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

     As a result of Rexnord's adoption of FASB 106, effective July 1, 1993, the Company recorded an after-tax charge of $7,481,000 to net earnings, which represents the Company's share of Rexnord's cumulative effect for this change in accounting, net of the related tax benefits from the charge.

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

     As permitted under FASB 109, prior years' financial statements have not been restated. The Company elected the immediate recognition method and recorded a $2,412,000 charge representing the prior years' cumulative effect. This charge represents deferred taxes that had to be recorded related primarily to fixed assets, prepaid pension expense, and inventory basis differences.

     As a result of Rexnord's adoption of FASB 109 effective July 1, 1993, the Company recorded an after-tax charge to net earnings of $523,000, which represents the Company's share of Rexnord's cumulative effect for this change in accounting.

Note 10 - Unusual Items

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption has caused increased costs and reduced revenues in the Fiscal 1994 third quarter and will likely negatively impact the fourth quarter as well. While the company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company has recorded an unusual pretax loss in the Fiscal 1994 third quarter for the Aerospace Fasteners segment of $3,200,000 to cover the estimated net cost of the damages and business interruption caused by the earthquake. In addition, an insurance claim of $3,500,000 has been recorded for recoverability of costs related to business interruption and property damage.

Note 11 - Early Extinguishment of Debt

     The Company purchased $9,000,000 of its debentures during the nine months ended April 3, 1994. As a result of these repurchases, the Company recognized an extraordinary loss on the early extinguishment of debt and wrote off certain deferred costs associated with the issuance of the securities repurchased. The after-tax loss from these repurchases amounted to $147,000 for the nine months ended April 3, 1994.

Note 12 - Minority Interests in Consolidated Subsidiaries

     The Company is carrying $24,006,000 and $24,015,000 of minority interest represented by the Series C Preferred Stock of Fairchild Industries, Inc. ("FII"), a majority owned subsidiary, in its balance sheet at April 3, 1994 and June 30, 1993, respectively. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999 and $7.00 per share thereafter.

Note 13 - Redeemable Preferred Stock of Subsidiary

     The Company has classified the outstanding shares of Series A Preferred Stock of FII as a long-term liability. The Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. During the nine months ended April 3, 1994, the Company repurchased 2,200 shares of FII's Series A Preferred Stock. There were 422,501 and 424,701 shares authorized, issued and outstanding at April 3, 1994 and June 30, 1993, respectively.

Note 14 - Equity Securities

     The Company had 13,406,109 shares of Class A Common Stock and 2,696,886 shares of Class B Common Stock outstanding at April 3, 1994. Class A Common Stock is traded on both the New York and Pacific Stock Exchange while there is no public market for the Class B Common Stock. Shares of Class A Common Stock are entitled to one vote per share and cannot be exchanged for Class B Common Stock. Shares of Class B Common Stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A Common Stock on a share for share basis. Cash dividends on Class B Common Stock are initially limited to 50% of Class A Common Stock dividends.

     During the nine months ended April 3, 1994, 2,400 shares of Class B Common Stock were exchanged for 2,400 shares of Class A Common Stock. No stock options were exercised during the nine month period.

Note 15 - Earnings Per Share

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

     In computing earnings per share for the nine months ended April 3, 1994 and March 28, 1993, the conversion of options and warrants was not assumed, as the effect was anti-dilutive.

Note 16 - Commitments and Contingencies

Lease Guaranties
- ----------------

     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in 1994, and approximately $12,260,000 over the remaining 5-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessees from any losses related to such guaranties.

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

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986, in indirect cost rates and labor charging practices of a former subsidiary of the Company. The Company entered into settlement discussions with the Department of Justice to attempt to resolve these claims and has reached an agreement in principle with the government to settle this matter for $5,000,000, payable in six equal semi-annual installments, with interest at 6.0% per year. The unpaid balance will likely be collateralized by certain excess real estate. If the settlement is not consummated, the government may initiate suit under the False Claims Act, seeking treble damages and penalties, and under the Truth in Negotiation Act, seeking a price reduction on certain contracts and subcontracts.

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

Civil Litigation
- ----------------

     Maurice Bidermann Litigation
     ----------------------------

     The Company commenced an action in the United States District for the Southern District of New York, following the breach by Maurice Bidermann ("Bidermann") of an agreement under which Bidermann was to have paid the Company an aggregate sum of approximately $22,500,000, of which Bidermann paid $10,000,000. Additional installments, of $5,000,000 each, were due from Bidermann on December 31, 1992, and June 30, 1993, both of which Bidermann failed to pay. On July 7, 1993, the United States District Court ordered Bidermann to pay the Company the full amount of its claim, $12,947,000, plus interest. Following receipt of the Court's order, Bidermann filed for protection under Chapter 11 of the United States Bankruptcy Code. Prior to Bidermann's filing for protection under Chapter 11, the Company attached certain assets of Bidermann, primarily located in France. In addition, the Company holds shares and warrants of Bidermann Industries, USA, Inc., all of which shares and warrants Bidermann had originally agreed to purchase from the Company for $22,500,000. The collectibility of this judgement, which has now been affirmed by the United States Court of Appeals, will depend in part upon the Company's ability to defend its attachments, the value of the shares and warrants held, or Bidermann's ability to reorganize.

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

     In connection with its plans to dispose of certain real estate, the Company must investigate environmental conditions and may be required to take certain corrective action prior or pursuant to any such disposition. In addition, management has identified several areas of potential contamination at or from other facilities owned, or previously owned, by the Company, that may require the Company either to take corrective action or to contribute to a clean-up. The Company is also a defendant in certain lawsuits and proceedings seeking to require the Company to pay for investigation or remediation of environmental matters and has been alleged to be a potentially responsible party at various "Superfund" sites. Management of the Company believes that it has recorded adequate reserves in its financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against any liability of the Company, unless such parties are contractually obligated to contribute and are not disputing such liability.

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

RESULTS OF OPERATIONS

     On December 23, 1993 the Company consummated the sale of its 43.9% stock interest in Rexnord Corporation, consisting of 8,083,248 shares, for $22.50 per share to BTR Dunlop Holdings, Inc. Accordingly, the Company received $181.9 million in proceeds and realized a pre-tax gain of $129.1 million, net of expenses, in the second quarter of Fiscal 1994.

     During the first quarter of Fiscal 1994, the Company adopted Statements of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes," and recorded one-time non-cash charges totaling $10.9 million, of which $8.0 million was for postretirement benefits and $2.9 million for the change in accounting for income taxes. These charges are reflected in the nine month period ended April 3, 1994, and represent cumulative effects on prior years of the accounting changes, net of related tax benefits, including RHI's 43.9% share of Rexnord Corporation's accounting changes, net of tax. For the nine months ended April 3, 1994, the effect of the changes on pretax income from continuing operations was not material.

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. The following table illustrates the historical sales and operating income of the Company's continuing operations for the three and nine month periods ended April 3, 1994 and March 28, 1993.

(In thousands)                             Three Months Ended        Nine Months Ended
                                         April 3,     March 28,    April 3,    March 28,
                                           1994         1993         1994         1993
                                        ----------   ----------   ---------   ----------
Sales by Business Segment:
   Aerospace Fasteners................   $ 50,619    $ 60,002      $152,643    $190,071
   Industrial Products................     43,208      37,325       123,922     109,413
   Communications Services............     19,009      17,072        55,592      49,563
                                          -------     -------       -------     -------
Total.................................   $112,836    $114,399      $332,157    $349,047
                                          =======     =======       =======     =======
Operating Income (loss) by
Business Segment:
   Aerospace Fasteners................   $ (5,177)   $ (1,394)     $(23,208)   $  3,492
   Industrial Products................      6,086       5,051        15,983      13,779
   Communications Services............      4,153       3,728        12,198      10,851
                                          -------     -------       -------     -------
Total.................................      5,062       7,385         4,973      28,122

   Corporate administrative expense...     (3,897)      (4,957)     (12,082)    (15,315)
   Other corporate income.............        220        1,155        1,694       4,532
                                          -------      -------      -------     -------
Operating income (loss)...............      1,385        3,583       (5,415)     17,339

Net interest expense..................    (16,893)     (18,428)     (53,576)    (52,635)
Investment income - net...............         43          225        7,068         662
Equity in earnings of affiliates......       (124)       2,552        3,864       7,405
Minority interest.....................       (575)        (609)      (1,764)     (1,771)
Non-recurring income..................        (23)         --       129,084         --
                                          -------      -------      -------      ------
Earnings (loss) from continuing
   operations before income taxes.....    (16,187)     (12,677)      79,261     (29,000)
Income tax provision (benefit)........     (4,992)      (1,925)      31,140      (7,390)
                                          -------      -------      -------      ------
Earnings (loss) from continuing
   operations.........................   $(11,195)    $(10,752)    $ 48,121    $(21,610)
                                          =======      =======      =======      ======

General
- -------

     Overall sales declined by 1.4% in the third quarter and 4.8% for the nine month period compared to sales for the same periods in Fiscal 1993, primarily caused by price erosion due to excess capacity in the aerospace fasteners industry, reduced order rates from commercial and military aerospace customers in the Aerospace Fasteners segment and lower revenues due to the disruption caused by the earthquake. Reduced order rates were principally due to reductions in defense spending and reduced build rates of commercial airplane original equipment manufacturers due to conditions in the airline industry. The decline in sales at the Aerospace Fasteners segment was partially offset by sales increases at the Industrial Products and Communication Services segments in the third quarter and nine month periods. The Industrial Products segment included sales in the current periods by Fairchild Data Corporation which had been classified as a discontinued operation in the prior year periods.

    Operating income decreased $2.2 million in the third quarter and $22.8 million for the nine month period compared to operating income for the same periods in Fiscal 1993 and included a $3.2 million charge for earthquake damage and related business interruption in the Company's Aerospace Fasteners segment during the third quarter of Fiscal 1994. A restructuring charge of $9.9 million was recorded in the Fiscal 1994 nine month period to further implement the Aerospace Fasteners segment's restructuring plan. The Fiscal 1993 third quarter and nine month periods included restructuring charges of $0.9 million and $2.4 million, respectively. Operating income in the Industrial Products and Communications Services segments was up for both periods of Fiscal 1994. The Industrial Products segment included operating income in the current periods by Fairchild Data Corporation which had been classified as a discontinued operation in the prior year periods. However, in the Aerospace Fasteners segment, operating income declined $3.8 million for the quarter and $26.7 million for the nine month period compared to the prior year periods. Other corporate income also decreased (see discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment decreased 15.6% in the third quarter and 19.7% for the nine month period ended April 3, 1994, compared to the Fiscal 1993 periods, primarily due to reduced order rates. Ordering activity remained at low levels both at original equipment manufacturers and in the replacement market.

     The operating income in the Aerospace Fasteners segment decreased by $3.8 million in the third quarter and $26.7 million for the nine month period ended April 3, 1994 in relation to the comparable Fiscal 1993 periods. As a result of the sustained soft worldwide demand for aircraft, aircraft engines, and the resulting decline in new order rates and prices for aerospace fasteners, the Company has undertaken further restructuring actions to further downsize, reduce costs, increase quality, reduce cycle times and improve margins. These restructuring efforts include discontinuance of certain aircraft engine bolt product lines, increased cellularization of manufacturing processes, including extensive retraining of the workforce, relocation of its New Jersey operations to California and reengineering certain manufacturing processes and methods to meet increased customer quality standards.

     The Company recorded a pretax restructuring charge of $9.9 million in the second quarter of Fiscal 1994 to cover the cost of the above mentioned restructuring activities, including the write down of goodwill and surplus assets related to certain aircraft engine bolt product lines, severance benefits and the nonrecurring costs associated with the cellularization and reengineering of manufacturing processes and methods. Depending on future demand and prices of aerospace fasteners, the Company may take further restructuring actions in the future and may record additional restructuring charges to cover the cost of these activities.

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered damage from the Southern California earthquake. As a result, the Company has relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption has caused increased costs and reduced revenues in the Fiscal 1994 third quarter and will likely negatively affect the fourth quarter as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company has recorded an unusual pretax loss in the Fiscal 1994 third quarter of $3.2 million to cover the currently estimated net cost of the damages and business interruption caused by the earthquake. Included in prepaids and other current assets is an insurance claim of $3.5 million for recoverability of costs related to business interruption and property damage.

     Operating income in the third quarter and nine months of Fiscal 1994 was also affected by (1) reduced demand and price erosion; and (2) higher quality control costs resulting from customers' intensified quality requirements. A large customer's disapproval in the third quarter of Fiscal 1993, of the quality system at one of the Aerospace Fasteners segment's plants negatively affected sales and operating income in the first nine months of fiscal 1994. The disapproval resulted in the plant being ineligible to receive new orders, delayed shipments due to on-site customer inspection of finished product, and increased quality costs. The segment has implemented a program to comply with the customer's quality requirements and the plant's quality system was requalified by the customer during the first quarter of Fiscal 1994. The quality improvement program requires that the plant reinspect its inventories and modify certain manufacturing processes and quality procedures at all major facilities. This program has resulted in one time start-up costs and increased recurring quality costs, each of which negatively affected the first nine months of Fiscal 1994 operating results, and will likely negatively affect the future profit margins of this segment.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 15.8% in the third quarter and 13.3% for the nine month period ended April 3, 1994, compared to the same periods in Fiscal 1993. The inclusion of Fairchild Data Corporation sales in Fiscal 1994 accounted for 51.1% and 73.0% of the increase in sales in this segment in the third quarter and nine month current year periods, respectively. The increase in sales in the current quarter and nine month periods at D-M-E Company reflects customer response to the fast delivery programs, new products, and the improving domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has been weak, reflecting the economic conditions abroad. However, expansion into selected foreign markets is being pursued and appears to have potential.

     Operating income in the Industrial Products segment increased 20.5% in the third quarter and 16.0% for the nine month period ended April 3, 1994, compared to the same periods in Fiscal 1993. The inclusion of Fairchild Data Corporation operating income in Fiscal 1994 accounted for 15.9% and 51.0% of the increase in operating income in this segment in the third quarter and nine month current year periods, respectively. The improved results at D-M-E resulted from a higher sales volume and improved operating margins. The Industrial Products segment has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. The improvements in inventory management and delivery systems resulted in faster deliveries, reduction in inventory, and higher inventory turnover. In addition, D-M-E Company has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 11.3% in the third quarter and 12.2% for the nine month period ended April 3, 1994, compared to the same periods in Fiscal 1993, primarily due to the inclusion of sales from acquisitions, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 11.4% in the third quarter and 12.4% for the nine month period ended April 3, 1994, compared to the same periods in Fiscal 1993, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales in the first nine months of Fiscal 1994 approximated the return on sales in the comparable period of Fiscal 1993.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - Corporate administrative expense decreased by 21.4% in the third quarter and 21.1% for the first nine months of Fiscal 1994, compared to the Fiscal 1993 periods. This decline resulted primarily from cost controls, including a reduction in work force and wage and salary caps that were in effect for most corporate employees and sale of the Company aircraft during Fiscal 1994. Excluding severance payouts, corporate administrative expense declined over 23.6% for the nine month period compared to the same period in the prior year.

     Other Corporate Income - Other corporate income decreased $0.9 million in the third quarter and $2.8 million for the nine month period ended April 3, 1994, compared to the same periods in the prior year, primarily due to the absence of amortization of over accrued retiree health care expense in the Fiscal 1994 periods and recording a favorable pension adjustment in the prior year periods.

     Net Interest Expense - Net interest expense decreased 8.3% in the third quarter and increased 1.8% for the nine month period ended April 3, 1994. The prior year third quarter and nine month period included a favorable adjustment to interest expense on over accrued retiree health care accruals. The current year quarter decrease in net interest expense was partially driven by significantly higher cash and cash equivalents.

     Investment income - net was higher in the first nine months, primarily as a result of gains realized on the settlement and liquidation of investments in Fiscal 1994 compared to Fiscal 1993. Also included in the Fiscal 1994 nine month period were $2.8 million of dividends realized on participating annuity contracts compared to none in the Fiscal 1993 nine month period.

     Equity in earnings of affiliates decreased $2.7 million in the third quarter and $3.5 million for the nine month period of Fiscal 1994, compared to the Fiscal 1993 periods. The nine month period included an after tax restructuring charge of $2.9 million for Rexnord Corporation prior to the Company selling its interest in Rexnord Corporation. Consequently, the current year periods include no earnings for Rexnord Corporation subsequent to the sale date.

     Minority interest expense includes dividend expense on the Series C Preferred Stock, issued August 21, 1992 by FII.

     Non-Recurring Income - Non-recurring income in Fiscal 1994 includes the net pre-tax gain of $129.1 million on the Company's 43.9% stock interest in Rexnord Corporation, which was sold to BTR Dunlop Holdings, Inc. for $22.50 per share on December 23, 1993.

     Income Taxes - In the first nine months of Fiscal 1994, the Company recorded a tax provision of 39.3%. The provision tax rate was higher than the Federal statutory rate, largely due to the write off and amortization of goodwill which is not deductible for tax purposes.

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

     Extraordinary items - net included in Fiscal 1993 is an extraordinary charge of $11.4 million, net of tax, which is 42% of the Rexnord Corporation extraordinary charge related to premiums paid to repurchase debt and the write off of deferred loan costs. In addition, FII recorded a charge of $.8 million, net of tax, for deferred loan fees written off from the portion of the term loan prepaid.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at April 3, 1994, was $104.2 million higher than at June 30, 1993. The primary reasons for this increase included an increase in cash of $65.1 million resulting from the sale of shares of Rexnord Corporation and a decrease in current debt of $52.7 million and accrued interest of $6.9 million, offset by a decrease in inventory of $9.6 million and an increase in the income tax payable account of $16.4 million reflecting tax recorded on the Rexnord stock sale.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. As a result of certain amendments to its credit agreement, and the issuance of FII's new Senior Secured Notes due 1999, $50 million of VSI's revolving credit facility has been extended from 1994 to 1997.

     The Company also expects to generate cash from the sale of certain assets. Net assets held for sale at April 3, 1994 had a book value of $30.3 million and included several parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell or develop, subject to the resolution of certain environmental matters and market conditions. Included in long-term investments at April 3, 1994, is a contractual obligation from an individual to pay RHI $12.9 million, which has a net carrying amount of $9.3 million. The obligation is collateralized by 7.1% of the outstanding common stock of Bidermann Industries USA, Inc., a closely held company. In addition, the Company has attached certain of his property, primarily located in France. The individual filed for protection under Chapter 11 of the U.S. Bankruptcy Code on July 7, 1993. The Company believes that its claim in bankruptcy and liquidation of the collateral will be sufficient to recover the carrying amount of this investment. (See Note 16 to the Financial Statements).

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion as well as cost reduction and labor efficiency programs. For the nine month period ended April 3, 1994, capital expenditures were $9.5 million. The Company anticipates that total capital expenditures for the fiscal year ending June 30, 1994 will be approximately $16.0 million.

     During Fiscal 1994, goodwill was reduced by $4.0 million as a result of the restructuring charge which included a write down of goodwill related to certain aircraft engine bolt lines which were discontinued.

     Investments and advances - affiliated companies decreased $54.0 million, primarily due to the sale of the Company's stock interest in Rexnord Corporation in the second quarter of Fiscal 1994, combined with restructuring and accounting change charges recorded by Rexnord Corporation in the first quarter of Fiscal 1994.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation, remediation obligations, litigation settlements and related costs.

     The Company expects that cash on hand, cash generated from operations, borrowings and asset sales, and the ability to refinance portions of its debt, will be adequate to satisfy cash requirements.

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of the end of the third quarter of Fiscal 1994. The Company has negotiated an amendment to the Credit Agreement (i) to accommodate the unusual loss from the January 17, 1994 Southern California earthquake, and (ii) to reduce by $5.0 million the Company's minimum requirement under the EBITDA Covenant for the duration of the Credit Agreement. To comply with the minimum EBITDA Covenant requirements (as amended) the Company's subsidiary, VSI Corporation ("VSI"), must earn for the cumulative total of the trailing four quarters, EBITDA as follows: $62.0 million for the fourth quarter of Fiscal 1994, $68.6 million for the first quarter of Fiscal 1995, $70.4 million for the second quarter of Fiscal 1995 and $72.2 million for the third quarter of Fiscal 1995. VSI's ability to meet the minimum requirement under the EBITDA Covenant in Fiscal 1994 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line.

     FII may transfer available cash as dividends to RHI if the purpose of such dividends is to provide the Company with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends from FII to RHI are subject to certain limitations under the Credit Agreement. As of April 3, 1994, FII was unable to provide dividends to RHI. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting for Certain Investments in Debt and Equity Securities
- ----------------------------------------------------------------

     In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("FASB 115"), "Accounting for Certain Investments in Debt and Equity Securities". FASB 115 provides new rules on accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company is required to implement FASB 115 as of the beginning of Fiscal 1995 or as of the end of Fiscal 1994. The Company believes the impact of implementing FASB 115 will be immaterial.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 16 of Notes to Consolidated Financial
Statements.

Item 6.  Exhibits and Reports on Form 8-K

     On January 7, 1994 the Company filed a Form 8-K to report on Item 2 and
Item 7. The Company reported the sale of approximately 8.1 million shares of the Company's former 43.9% affiliate, Rexnord Corporation, to BTR Dunlop Holdings, Inc. ("BTR") at a price of $22.50 per share. The Company filed the following exhibits in conjunction with this Form 8-K:

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


Date:  May 13, 1994