Form 10-K
period 1994-06-30
FAIRCHILD CORP
filed 1994-09-21
CIK 9779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-K
                             --------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 1994         Commission File Number:  1-6560
                   -------------                                  ------

                          THE FAIRCHILD CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     34-0728587
- -------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

Washington Dulles International Airport
 300 West Service Road, P.O. Box 10803
         Chantilly, Virginia                            22021-9998
- ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

               (703) 478-5800
- ----------------------------------------------------
(Registrant's Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of exchange on
Title of each class                    which registered
- -------------------                    -------------------

Class A Common Stock, par value
$.10 per share                         New York and Pacific Stock Exchange
- -------------------------------        -----------------------------------
12 1/4% Senior Subordinated
Notes due 1996                         New York Stock Exchange
- -------------------------------        -----------------------------------
13 1/8% Subordinated Debentures
due 2006                               New York Stock Exchange
- -------------------------------        -----------------------------------
12% Intermediate Subordinated
Debentures due 2001                    New York Stock Exchange
- -------------------------------        -----------------------------------
13% Junior Subordinated
Debentures due 2007                    New York Stock Exchange
- -------------------------------        -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes  X  No
                                                          ----   ----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     As of September 2, 1994, the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of the Registrant held by nonaffiliates was $29.9 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

     As of September 2, 1994, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

    Class A common stock, $.10 par value               13,406,109
                                                     ------------
    Class B common stock, $.10 par value                2,696,886
                                                     ------------


DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement for the 1994 Annual Meeting of Stockholders' to be held on November 17, 1994 (the "1994 Proxy Statement"), which the Registrant intends to file within 120 days after June 30, 1994, are incorporated by reference into Parts III and IV.

                          THE FAIRCHILD CORPORATION
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JUNE 30, 1994

PART I                                                                 Page

     Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . .   4

     Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . .  13

     Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . .  14

     Item 4.    Submission of Matters to
                a Vote of Stockholders . . . . . . . . . . . . . . . .  16

PART II

     Item 5.    Market for the Company's
                Common Equity and Related
                Stockholder Matters  . . . . . . . . . . . . . . . . .  17

     Item 6.    Selected Financial Data  . . . . . . . . . . . . . . .  18

     Item 7.    Management's Discussion and Analysis
                of Results of Operations and
                Financial Condition  . . . . . . . . . . . . . . . . .  18

     Item 8.    Financial Statements and
                Supplementary Data . . . . . . . . . . . . . . . . . .  30

     Item 9.    Disagreements on Accounting
                and Financial Disclosure . . . . . . . . . . . . . . .  72

PART III

     Item 10.   Directors and Executive Officers
                of the Company . . . . . . . . . . . . . . . . . . . .  72

     Item 11.   Executive Compensation . . . . . . . . . . . . . . . .  72

     Item 12.   Security Ownership of Certain
                Beneficial Owners and Management . . . . . . . . . . .  72

     Item 13.   Certain Relationships and
                Related Transactions . . . . . . . . . . . . . . . . .  72

PART IV

     Item 14.   Exhibits, Financial Statement
                Schedules and Reports on Form 8-K  . . . . . . . . . .  73

                                  PART I
                                  ------

ITEM 1.  BUSINESS
- -----------------

(a)  General Development of Business

     The Fairchild Corporation (the "Company") was incorporated under the laws of the State of Delaware in October 1969. The Company changed its name from Banner Industries, Inc. to The Fairchild Corporation on November 15, 1990. The Company is a holding company which owns all of the issued and outstanding stock of RHI Holdings, Inc. ("RHI"), and through RHI all of the issued and outstanding common stock of Fairchild Industries, Inc. ("FII").

     The Company conducts its operations through RHI and VSI Corporation ("VSI"), a wholly owned subsidiary of FII, in three business segments:
Aerospace Fasteners, Industrial Products, and Communications Services. The Aerospace Fasteners segment designs, manufactures and markets high performance, specialty fastening systems, primarily for aerospace applications. The Industrial Products segment designs, manufactures and markets tooling and electronic control systems for the plastic injection molding and die casting industries and wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products. The Communications Services segment furnishes telecommunications services and equipment to tenants of commercial office buildings. For a comparison of the sales of each of the Company's three business segments for each of the last three fiscal years, see "Management Discussion and Analysis of Results of Operations and Financial Condition".

     Through RHI, the Company is the largest stockholder of Banner Aerospace, Inc. ("Banner"), which is a leading international distributor to the aerospace industry. On December 23, 1993, the Company, through RHI, completed a sale of its 43.9% stock interest in Rexnord Corporation, a manufacturer of mechanical power transmission components and related products.

Fiscal 1994 Developments
- ------------------------

     Aerospace Fasteners Restructuring
     ---------------------------------

     In recent years, the Company has undertaken measures designed to reduce costs and improve operating efficiencies, increase earnings, and maintain its market position in the Aerospace Fasteners segment. These measures have included closing and consolidating certain of the Aerospace Fasteners segment's facilities.

     As a result of the sustained soft worldwide demand for aircraft, and the resulting decline in new order rates and prices for aerospace fasteners, in Fiscal 1994, the Company has undertaken further restructuring actions to downsize, reduce costs, reduce cycle times and improve margins. These restructuring efforts have included discontinuance of certain aircraft engine bolt product lines, increased cellularization of manufacturing processes, relocation of its New Jersey operations to California and re-engineering of certain manufacturing processes and methods to meet increased customer quality standards. In connection with these moves, in Fiscal 1994, the Company recorded restructuring charges of $18.9 million. The Company believes the reduction of the capacity of the Aerospace Fasteners segment, and the reorganization of its remaining manufacturing operations, will continue to improve operating efficiencies and reduce operating costs.

      The foregoing measures represent a continuation of actions commenced in Fiscal 1992 and continued in Fiscal 1993, which included the consolidation of a major manufacturing facility, the elimination of over 410 manufacturing personnel and 100 other personnel of the Aerospace Fasteners segment, a wage and salary freeze and certain other actions to improve manufacturing efficiencies and streamline operations.

     The Company continues to examine its manufacturing, selling, general and administrative costs and expenses and intends to further reduce such costs and expenses in Fiscal 1995 and, to this end may incur additional restructuring costs related to the elimination of product lines and further personnel reductions.

(b)  Financial Information about Business Segments

     Financial information regarding the Company's business segments are hereby incorporated by reference from Note 20 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

(c)  Narrative Description of Business Segments

Aerospace Fasteners
- -------------------

     The Company, through its Aerospace Fasteners segment, is a leading worldwide manufacturer and supplier of fastening systems used in the construction and maintenance of commercial and military aircraft. The Aerospace Fasteners segment accounted for 45.8% of total Company sales for the year ended June 30, 1994.

     Products
     --------

     In general, aerospace fasteners produced by the Company are used to join materials in applications which are not critical to flight. Products range from standard aerospace screws to more complex systems that fasten airframe structures, and sophisticated latching or quick disconnect mechanisms that allow efficient access to internal parts that need to be serviced regularly or monitored. The Aerospace Fasteners segment also manufactures and supplies fastening systems used in non-aerospace industrial and electronic niche applications. The Aerospace Fasteners segment produces and sells products under various trade names and trademarks including Voi-Shan (fasteners for aerospace structures), Screwcorp (standard externally threaded products for aerospace applications), RAM (custom designed mechanisms for aerospace applications), Camloc (components for the industrial, electronic, automotive and aerospace markets), Tridair and Rosan (fastening systems for highly-engineered aerospace, military and industrial applications). In addition to these manufacturing operations, the Aerospace Fasteners segment includes HARCO, which is a leading stocking distributor of self-locking nuts in the aerospace fasteners industry.

     Principal product lines of the Aerospace Fasteners segment include:

     Standard Aerospace Airframe Fasteners - These fasteners consist of standard externally threaded fasteners used in non-critical airframe applications on a wide variety of aircraft. These fasteners include Hi-Torque Speed Drive, Tri-Wing, Torq-Set, Phillips and Hex Heads.

     Commercial Aerospace Structural and Engine Fasteners - These fasteners consist of more highly engineered, permanent or semi-permanent fasteners used in non-critical but more sophisticated airframe and engine applications which could involve joining more than two materials. These fasteners are generally engineered to specific customer requirements or manufactured to specific customer specifications for special applications, often involving exacting standards. These fasteners include Hi-Lok, Veri-Lite, Eddie-Bolt2 and customer proprietary engine nuts.

     Proprietary Products and Fastening Systems - These very highly engineered, proprietary fasteners are designed by the Company for specific customer applications and include high performance structural latches and hold down mechanisms. These fasteners are usually proprietary in nature and are primarily used in either commercial aerospace or military applications. These fasteners include Visu-Lok, Composi-Lok, Keen-serts, Mark IV, Flatbeam and Ringlock.

     Highly Engineered Fastening Systems for Industrial Applications - These highly engineered fasteners are designed by the Company for specific niche applications in the electronic, automotive and durable goods markets and are sold under the Camloc trade name.

     Gas Springs for Automotive and Industrial/Commercial Applications - These are designed to assist in the raising, lowering or moving of heavy loads such as the tailgate of a vehicle, sunbeds, printer canopies, acoustic hoods and like items.

     Sales and Markets
     -----------------

     The products of the Aerospace Fasteners segment are sold primarily to domestic and foreign original equipment manufacturers, the maintenance and repair market through distributors and the United States government. 78.9% of its sales are domestic. The products of the Aerospace Fasteners segment are marketed by a direct sales force and technical engineering support personnel who are responsible for identifying new product applications, obtaining the approval of new products and maintaining ongoing relationships with customers in order to meet their requirements. Major customers include Boeing, McDonnell Douglas, Airbus, Lockheed and Northrop and their subcontractors as well as major distributors such as Burbank Aircraft. No single customer accounts for more than 10% of consolidated sales.

     The Company anticipates that non-aerospace and commercial aerospace applications as a percentage of sales will increase over time as the Company brings to market new products and military spending declines.

     Research and Development
     ------------------------

     Research and development and its engineering related support functions are an important part of the Company's strategy of providing its customers quality products, prompt service and overall value. Company sponsored research and development expense in the Aerospace Fasteners segment for the years ended June 30, 1994, 1993 and 1992 amounted to $1,435,000, $2,204,000 and $3,197,000, respectively.

     Manufacturing and Production
     ----------------------------

     The Aerospace Fasteners segment has seven major manufacturing facilities, of which four are located in the United States and three are located in Europe. Each facility has virtually complete production capability, and subcontracts only those orders which exceed capacity. Each plant is oriented to produce a specified product or group of products, depending on the production process involved.

     On January 17, 1994, the Aerospace Fasteners' Chatsworth, California manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. See Note 17 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

     The Company is continuing to extensively re-engineer the way it produces fasteners, shifting from a process orientation to a product orientation by forming focused discrete work groups with each having broader responsibilities.

     Competition
     -----------

     The Aerospace Fasteners segment's major competitors include Hi-Shear, Inc., Monogram, Inc., Air Industries, Inc., SPS, Inc., Kaynar, Valley Todeco, and Huck International, with regard to aerospace fasteners, and Southco, Inc., with regard to specialized industrial applications. In addition, competition comes from stocking distributors who may offer reduced lead times to customers as a result of their inventory investment.

Industrial Products
- -------------------

     The Industrial Products segment operates under the trade name D-M-E Company ("DME"), Fairchild Data Corporation ("Data") and recently added Convac GmbH ("Convac"). DME is a leading manufacturer and supplier of tooling and electronic control products for the plastic injection molding industry worldwide. The principal end-users of DME's products are the transportation, packaging, communications, housewares, commercial and industrial products, medical products, toy, appliance, furniture and building industries. 77.5% of DME's sales for the year ended June 30, 1994, were in North America and 22.5% were attributable to sales outside North America.

     Data is a supplier of modems for use in high-speed digitized voice and data communications. No single customer accounts for more than 10% of the Company's consolidated sales.

     In June 1994, as part of the Company's strategy of diversifying into new, high growth industries, the Company, through RHI, acquired 100% of the outstanding common stock of Convac, a German corporation. Convac is a leading designer and manufacturer of wet processing tools, equipment and systems in multiple modular design, required for the manufacture of semiconductor chips and related products, and for compact and optical storage discs and liquid crystal displays. See Note 3 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

     The Industrial Products segment accounted for 37.5% of total Company sales for the year ended June 30, 1994.

     Products
     --------

     DME provides an extensive line of standardized and special order products as well as electronic control systems. Principal product lines include:

          Mold Bases - Mold bases are used to retain the cavity and core of a plastic mold. These products are individually stacked high alloy, precision-machined steel plates available either as a standard dimensioned catalog product or as a specially machined mold base made to customer specifications.

          Mold Components - Mold components are utilized within a mold base to facilitate the mechanical action of the individual steel plates. These products include such items as leader pins and bushings to guide and align the plates, ejector pins and sleeves to eject the finished plastics product from the mold, and other specialized products such as collapsible cores to mold complex geometries involving difficult under-cuts and threads.

          Moldmaking Tools/Supplies - Tooling and miscellaneous supplies allow the moldmaker to manufacture and "finish" the actual cavity and core of a plastic mold. These products range from ultrasonic polishing equipment and abrasives to specialized tooling for the milling and drilling of steel.

          Runnerless Molding/Process Control - DME's internally and externally heated runnerless molding systems with thermal and/or mechanical gate shut-off devices produce high quality plastic products while minimizing labor content and reducing scrap in the manufacturing process. DME's trademark runnerless molding systems are called The Hot One and The Cool One. DME also provides sensor and computer technology, allowing processors Statistical Process Control (SPC) of their entire molding cycle.

          CAD/CAM - DME offers a unique line of Computer Aided Design (CAD) and Computer Aided Manufacturing (CAM) hardware and software for the plastics industry. DME sells computer hardware as a value-added reseller for some of the industry's best known computer suppliers. Additionally, DME has developed copyrighted software programs which are specific to the plastics industry. These systems enable mold designers to design mold bases utilizing a combination of most of the popular products offered by DME, including runnerless systems.

     Data is a supplier of modems for use in high-speed digitized voice and data communications.

     The four primary product groups of Convac include wafer track systems/cluster, photomask processing equipment, liquid crystal display process equipment and compact disc coating equipment.

     Sales and Markets
     -----------------

     DME's sales efforts in North America are led by direct field sales representatives and regional managers, who call directly on key mold makers, molders and designers. In addition, a telemarketing group supplements the sales representatives' efforts and reaches the smaller or low activity accounts. Additionally, DME utilizes distributors in key product market segments to focus on sales of items such as temperature controls. Sales of highly technical products, such as complete runnerless manifold systems, are aided by technical service people located in the sales regions.

     Internationally, sales are handled by direct sales representatives in England, France, Belgium and Germany. In a number of countries in Europe and Asia, joint venture partners sell DME products through both full-time sales people and secondary distribution outlets. DME utilizes stocking distributors to serve the rest of the world.

     Manufacturing and Production
     ----------------------------

     Local production facilities are a strategic advantage to sales in the custom mold base markets DME serves. Accordingly, DME maintains regional production facilities in North America and Europe to service customers of its custom-manufactured products. DME owns ten manufacturing facilities in the United States, Canada, Mexico, Belgium and Germany and licenses four other companies to manufacture products in Brazil, Hungary, Japan and Korea.

     Competition
     -----------

     DME competes with different companies with respect to each of its major product categories. DME's competition principally consists of small privately-held manufacturers operating primarily in local markets.

     The Company believes it is the leading manufacturer of mold bases. DME is one of six major competitors in North America and one of four major competitors in Europe in the runnerless molding/process controls market. The Company believes the runnerless molding/process controls market is a growth market with competition based primarily on product technology and service.
A significant portion of DME's research and development is aimed at this market. DME faces competition from various companies with respect to each of the individual products in the other resale products category. Competition in this category is based primarily on price and delivery time.

Communications Services
- -----------------------

     Fairchild Communications Services Company provides telecommunications equipment and services to tenants of commercial office buildings, under the trade name Telecom 2000 Services. The Company believes it is the largest provider of comprehensive telecommunications services exclusively to multi-tenant office buildings in the United States. Fairchild Communications was founded as a start-up venture in 1985 and has grown rapidly through expansions and acquisitions. Sales have grown from $1.4 million in Fiscal 1986 to $74.2 million in Fiscal 1994. Approximately $48 million of such increase was attributable to acquisitions (determined on an annualized basis at the date of acquisition), primarily the acquisition of the telecommunication assets of Amerisystems. The Communications Services segment accounted for 16.7% of total Company sales for the year ended June 30, 1994.

     Services
     --------

     Fairchild Communications negotiates long-term telecommunications franchises with owners or developers of office buildings, typically during the latter stages of building construction. Under these arrangements, Fairchild Communications installs switching equipment, cable and telephone equipment. Fairchild Communications then contracts directly with individual tenants in the buildings to provide multi-year, single point-of-contact telecommunications services. The services provided by Fairchild Communications include access to services provided by regulated communications companies, including local, long distance, international and "800" telephone services. In addition, Fairchild Communications provides telecommunications equipment as well as voice mail, telephone calling cards, local area networks and voice and data cable installation. Fairchild Communications also provides customized billing services to assist customers in controlling their telecommunications expense. Fairchild Communications typically provides telecommunications services at rates equal to or below those which a customer could otherwise obtain, in part due to discounts Fairchild Communications commands as a high volume purchaser of telephone services.

     Customers
     ---------

     Customers typically consist of small to medium size businesses and branches of larger organizations. As of June 30, 1994, Fairchild Communications served approximately 4,500 customers at 275 buildings located in 23 major metropolitan areas, providing approximately 62,000 full service lines and 9,000 long distances only lines. Contract terms typically provide for a lease of three to five years with an automatic renewal provision.

     Competition
     -----------

     Fairchild Communications competes with regulated major carriers that may provide a portion of the services that Fairchild Communications provides, but are typically not structured to provide all of a customer's telecommunications requirements. Fairchild Communications also competes with small independent operators serving local markets. In some cases Fairchild Communications competes with other communications services providers in order to secure franchises with office building owners for the provision of telecommunications services within their buildings. Principal competitors include Realcom and Shared Technologies, as well as smaller, more localized, companies. Once a franchise has been obtained, Fairchild Communications competes with equipment manufacturers and distributors for the provision of telephone and other telecommunications equipment and services to the building's tenants. Principal equipment competitors include manufacturers such as NEC, Intecom, AT&T and some of the local Bell operating companies acting as manufacturer's distributors, as well as numerous smaller equipment distributors.

     Growth
     ------

     Management believes that future growth in the Communications Services segment will come primarily from four sources: acquisitions of smaller companies operating in the same or related businesses; new customers as a result of increased occupancy of space currently vacant in office buildings already under franchise; additional franchise agreements with newly constructed office buildings; and additional services to the existing customer base.

Foreign Operations
- ------------------

     The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total revenue of any geographic area. Export sales are made by U.S. subsidiaries and divisions to customers in non-U.S. countries, whereas foreign sales are made by the Company's non-U.S. subsidiaries. For the Company's sales results by geographic area and export sales, see Note 21 of the Company's consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Major Customers
- ---------------

     No single customer accounted for more than 10% of consolidated sales in any of the Company's business segments for the year ended June 30, 1994.

Backlog of Orders
- -----------------

    Backlog is significant in the Company's Aerospace Fasteners segment due to long-term production requirements of its customers. Backlog of unfilled orders is not material in the Industrial Products segment, where most orders for products are placed and filled within a few weeks. Backlog is not applicable to the Communications Services segment.

     The Company's backlog of orders as of June 30, 1994 in the Aerospace Fasteners and Industrial Products segments amounted to $113.4 million and $5.6 million, respectively. The Company anticipates that approximately 87.8% of the aggregate backlog at June 30, 1994 will be delivered by June 30, 1995.

Suppliers
- ---------

     The Company does not consider itself to be materially dependent upon any one supplier, but is dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet its commitments to its customers.

Research and Patents
- --------------------

     The Company's research and development activities have included:
applied research; development of new products; testing and evaluation of, and improvements to, existing products; improvements in manufacturing techniques and processes; development of product innovations designed to meet government safety and environmental requirements; and development of technical services for manufacturing and marketing. The Company's sponsored research and development expenditures amounted to $3,940,000, $3,262,000 and $4,140,000 for the years ended June 30, 1994, 1993 and 1992, respectively. The Company owns patents relating to the design and manufacture of certain of its products and is a licensee of technology covered by the patents of other companies. The Company does not believe that any of its business segments are dependent upon any single patent or upon the rights and licenses it possesses under any single patent owned by others.

Personnel
- ---------

    As of June 30, 1994, the Company had approximately 3,500 employees. Approximately 4% of these employees were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Environmental Matters
- ---------------------

     See discussion of Environmental Matters under Item 3 "Legal Proceedings" below.

ITEM 2.   PROPERTIES
- --------------------

     As of June 30, 1994, the Company owned or leased properties totalling approximately 1,805,000 square feet, approximately 1,210,000 square feet of which was owned and 595,000 square feet of which was leased. The Aerospace Fasteners segment's properties consisted of approximately 697,000 square feet, with principal operating facilities of approximately 454,000 square feet concentrated in southern California. The Industrial Products segment's properties consisted of approximately 828,000 square feet, with principal operating facilities of approximately 393,000 square feet located in Arizona, Michigan, Pennsylvania and Belgium.

     The Company owns its corporate headquarters at Washington-Dulles International Airport.

     The Company has several parcels of property which it is attempting to market, lease and/or develop: (i) an 88 acre parcel located in Farmingdale, New York, (ii) a 12 acre parcel located in City of Commerce, California,
(iii) a 6 acre parcel in Temple City, California, and (iv) an 8 acre parcel in Chatsworth, California. In addition to the above, certain other properties of the Company are being marketed.

     On January 17, 1994, the Aerospace Fasteners' Chatsworth, California manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. See Note 17 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

     The following table sets forth the location of the larger physical properties used in the continuing operations of the Company, their square footage, the business segment or groups they serve and their primary use. Each of the properties owned or leased by the Company is, in management's opinion, generally well maintained, is suitable to support the Company's business and is adequate for the Company's present needs. All of the Company's occupied properties are maintained and updated on a regular basis.

                             Owned or   Square    Business Segment/
Location                      Leased    Footage         Group              Use
- --------                     --------   -------   -----------------    -------------
Torrance, California           Owned    284,000   Aerospace Fasteners  Manufacturing
Youngwood, Pennsylvania        Owned    135,000   Industrial Products  Manufacturing
Chantilly, Virginia            Owned    125,000   Corporate            Office
City of Industry, California   Owned    120,000   Aerospace Fasteners  Manufacturing
Madison Hts, Michigan          Owned     69,000   Industrial Products  Manufacturing
Industriepark Noord, Belgium   Owned     69,000   Industrial Products  Manufacturing
Santa Ana, California          Owned     50,000   Aerospace Fasteners  Manufacturing
Scottsdale, Arizona            Leased   120,000   Industrial Products  Manufacturing

     Information concerning long-term rental obligations of the Company at June 30, 1994 is set forth in Note 19 to the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------

CL Motor Freight Litigation
- ---------------------------

     The Workers Compensation Bureau of the State of Ohio is seeking reimbursement from the Company for approximately $5,400,000 for CL workers compensation claims which were insured under a self-insured workers compensation program of CL. The Company has contested a significant portion of this claim.

Government Claims
- -----------------

     In 1989, the Company learned through its own quality assurance procedures, and voluntarily disclosed to its customers and the Department of Defense, that certain units of VSI had not performed certain production lot tests mentioned in the military specifications for some limited product lines. The Company does not believe that VSI's level of testing resulted in shipment of unsafe products or that purchasers were otherwise damaged, and the government subsequently reduced certain test requirements. In May 1994, VSI settled this matter with the government by payment of $330,000.

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986, in indirect costs rates and labor charging practices of a former subsidiary of the Company. The Company entered into settlement discussions with the Department of Justice to attempt to resolve these claims and has reached an agreement in principle with the government to settle this matter for $5,000,000, payable in six equal semi-annual installments, with interest at 6% per year. The unpaid balance will likely be collateralized by certain excess real estate. If the settlement is not consummated, the government may initiate suit under the False Claims Act, seeking treble damages and penalties, and under the Truth in Negotiation Act, seeking a price reduction on certain contracts and subcontracts.

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare a cost impact proposal relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has entered into discussions with the government to attempt to resolve these pension accounting issues.

Civil Litigation
- ----------------

     Maurice Bidermann Litigation
     ----------------------------

     The Company commenced an action in the United States District for the Southern District of New York, following the breach by Maurice Bidermann ("Bidermann") of an agreement under which Bidermann was to have paid the Company an aggregate sum of approximately $22,500,000, of which Bidermann paid $10,000,000. Additional installments, of $5,000,000 each, were due from Bidermann on December 31, 1992, and June 30, 1993, both of which Bidermann failed to pay. On July 7, 1993, the United States District Court ordered Bidermann to pay the Company the full amount of its claim, $12,947,000, plus interest. Following receipt of the Court's order, Bidermann filed for protection under Chapter 11 of the United States Bankruptcy Code; however, subsequent to the 1994 fiscal year end, on motion of the Company, the Bankruptcy Court dismissed Bidermann's Chapter 11 proceedings. Prior to Bidermann's filing for protection under Chapter 11, and continuing subsequent to the Bankruptcy Court's dismissal of those proceedings, the Company attached substantially all assets of Bidermann. In addition, the Company holds shares and warrants of Bidermann Industries, USA, Inc., all of which shares and warrants Bidermann had originally agreed to purchase from the Company for $22,500,000. The collectibility of this judgement, which has been affirmed by the United States Court of Appeals, will depend in part upon the Company's ability to realize sufficient amounts from its attachments, and the value of the shares and warrants held.

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

Other Matters
- -------------

     The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company, either on its own or through its insurance carriers, is contesting these matters.

     In the opinion of management, the ultimate resolution of the legal proceedings, including those discussed above, will not have a material adverse effect on the financial condition or the future operating results of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
         -----------------------------------------------

     None.

                                  PART II
                                  -------


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
- ----------------------------------------------------------------------
         MATTERS
         -------

(a)  Market Information

     The Company's Class A Common Stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol FA. The Company's Class B Common Stock is not listed on any exchange and is not publicly traded. Class B Common Stock can be converted to Class A Common Stock at any time.

     The table below presents the price range of the Company's Class A stock in each quarter of Fiscal 1994 and 1993.

                                        Market Price of Class A
                                              Common Stock
                                   ---------------------------------
                                     Fiscal 1994       Fiscal 1993
                                   ---------------   ---------------
                                    High     Low      High     Low
Quarter Ended                      ------   ------   ------   ------
September 30...................    4.125    3.125    5.000    3.875
December 31....................    4.125    2.750    5.250    3.500
March 31.......................    4.750    3.875    5.250    4.125
June 30........................    4.625    3.375    5.375    3.250

(b)  Holders

     The Company had approximately 1,594 and 64 record holders of its Class A and Class B Common Stock, respectively, at September 2, 1994.

(c)  Dividends

     The Company suspended its regular dividend payments in Fiscal 1988. The Company's present intention is to resume regular dividend payments when deemed prudent by its Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

Five-Year Financial Summary
(In thousands, except per share data)
Year Ended June 30                     1994        1993        1992        1991        1990
- ------------------                  ----------  ----------  ----------  ----------  ----------
Summary of Operations:
  Net sales........................ $  444,145  $  463,567  $  489,780  $  515,652  $  689,639
  Earnings (loss) from continuing
    operations.....................     27,783     (43,465)    (20,168)     22,447      (3,904)
  Earnings (loss) per share from
    continuing operations:
      Primary......................       1.72       (2.70)      (1.24)       1.31        (.30)
      Fully diluted................       1.72       (2.70)      (1.24)       1.30        (.30)
  Cash dividends per common share:
    Class A........................       --          --           .20        --          --
    Class B........................       --          --           .10        --          --
Balance Sheet Data:
  Total assets..................... $  913,529  $  960,882  $1,009,376  $1,068,818  $1,157,710
  Long-term debt...................    522,406     566,491     533,820     527,228     576,821
  Redeemable preferred stock of
    subsidiary.....................     17,552      17,732      42,858      49,468      57,345
  Stockholders' equity.............     71,968      56,865     115,605     142,795     114,009
    per outstanding common share...       4.47        3.53        7.15        8.46        7.01

     Fiscal 1994 includes the gain on the sale of Rexnord Corporation stock. Fiscal 1990 includes the results of Banner Aerospace in which the Company sold 52.8% of its interest through an initial public offering during Fiscal 1991. These transactions materially affect the comparability of the information reflected in the selected financial data.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- ------------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

     The Fairchild Corporation (the "Company") was incorporated under the laws of the State of Delaware in October, 1969. The Company changed its name from Banner Industries, Inc. to The Fairchild Corporation on November 15, 1990. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the owner of all of the common stock of Fairchild Industries, Inc. ("FII") which, in turn, is the 100% owner of VSI Corporation ("VSI"). The Company's operations are conducted primarily through VSI. RHI also holds a significant equity interest in Banner Aerospace, Inc. ("Banner").

RECENT DEVELOPMENTS

     On December 23, 1993, the Company consummated the sale of its 43.9% stock interest in Rexnord Corporation ("Rexnord"), consisting of 8,083,248 shares, for $22.50 per share, to BTR Dunlop Holdings, Inc. The Company received $181.9 million in proceeds and realized a pre-tax gain of $129.1 million, net of expenses, in the second quarter of Fiscal 1994.

    During the first quarter of Fiscal 1994, the Company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and No. 109, "Accounting for Income Taxes", and elected to take one-time non-cash charges totaling $10.9 million, of which $8.0 million was for postretirement benefits and $2.9 million for change in accounting for income taxes. These charges are reflected in the fiscal year ended June 30, 1994, and represent cumulative effects on prior years of the accounting changes. For the fiscal year ended June 30, 1994, the effect of the changes on pretax income from continuing operations was not material.

     On June 10, 1994, the Company acquired 100% of the common stock of Convac GmbH for approximately $4,700,000. Convac GmbH ("Convac") is a leading designer and manufacturer of high precision state-of-the-art wet processing tools, equipment and systems required for the manufacture of semi-conductor chips and related products and for compact and optical storage discs and liquid crystal displays. The results of operations will be reported as part of the Industrial Products segment in the future and were immaterial in Fiscal 1994.

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. The following table illustrates the historical sales and operating income of the Company's continuing operations for the past three years.

                                         For the years ended June 30,
(In thousands)                         --------------------------------
                                       Reported    Reported    Reported
                                         1994        1993        1992
                                       --------    --------    --------
Sales by Business Segment:

  Aerospace Fasteners...............   $203,456    $247,080    $299,270
  Industrial Products...............    166,499     148,449     132,238
  Communications Services...........     74,190      68,038      58,272
                                        -------     -------     -------
Total                                  $444,145    $463,567    $489,780
                                        =======     =======     =======
Operating Income (Loss) by
  Business Segment:

  Aerospace Fasteners*..............   $(32,208)   $(15,398)   $ 15,654
  Industrial Products...............     21,024      19,081      15,250
  Communications Services...........     16,483      14,688      13,399
                                        -------     -------     -------
Total                                     5,299      18,371      44,303

  Corporate administrative expense..    (16,868)    (19,506)    (21,979)
  Other corporate income............      2,231       5,309       3,662
                                        -------     -------     -------
Operating Income (Loss).............   $ (9,338)   $  4,174    $ 25,986
                                        =======     =======     =======

*Includes restructuring charges of $18.9 million, $15.5 million and $2.5 million in Fiscal 1994, Fiscal 1993 and Fiscal 1992, respectively, and an unusual loss from earthquake damage and related business interruption of $4.0 million in Fiscal 1994.

FISCAL 1994 VERSUS FISCAL 1993

General
- -------

     Overall sales declined by 4.2% for Fiscal 1994, compared to Fiscal 1993, primarily caused by price erosion due to excess capacity in the aerospace fasteners industry, reduced order rates from commercial and military aerospace customers in the Aerospace Fasteners segment and lower revenues due to the disruption caused by the earthquake. Reduced order rates were principally due to reductions in defense spending and reduced build rates of commercial airplane original equipment manufacturers, due to conditions in the airline industry. The decline in sales at the Aerospace Fasteners segment was partially offset by significant sales increases at the Industrial Products and Communication Services segments in the Fiscal 1994 period. The Industrial Products segment included sales in the current period by Fairchild Data Corporation which had been classified as a discontinued operation in the prior periods.

     Operating income decreased by $13.5 million in Fiscal 1994, compared to Fiscal 1993. A restructuring charge of $18.9 million was recorded in Fiscal 1994 to further implement the Aerospace Fasteners segment restructuring plan. A $4.0 million charge for earthquake damage and related business interruption also affected this segment in Fiscal 1994. Operating income was up in the Industrial Products and Communications Services business segments for Fiscal 1994, however, in the Aerospace Fasteners segment operating income declined $16.8 million for Fiscal 1994, compared to the prior year. Other corporate income also decreased in Fiscal 1994. (See discussion below.)

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment decreased 17.7% in Fiscal 1994, compared to Fiscal 1993, primarily due to the reduced order rates. Ordering activity remained at low levels at original equipment manufacturers, and in the replacement markets. In addition, customers are rescheduling orders to take later delivery in line with reduced aircraft build rates.

     The operating loss in the Aerospace Fasteners segment increased by $16.8 million in Fiscal 1994, compared to the Fiscal 1993 period. During the Fiscal 1994 period, as a result of the sustained soft worldwide demand for aircraft, aircraft engines and the resulting decline in new order rates and prices for aerospace fasteners, the Company has continued to undertake further restructuring actions to further downsize, reduce costs, reduce cycle times and improve margins. These restructuring efforts include discontinuance of certain aircraft engine bolt and other product lines, increased cellularization of manufacturing processes, including relocation of its New Jersey operations into California and re-engineering certain manufacturing processes and methods to meet increased customer quality standards.

     The Company recorded a pretax restructuring charge of $18.9 million in Fiscal 1994 to cover the cost of the above mentioned restructuring activities, including the write down of goodwill and surplus assets related to certain product lines, severance benefits and the nonrecurring costs associated with the cellularization and reengineering of manufacturing processes and methods. Depending on future demand and prices of aerospace fasteners, the Company may take further restructuring actions in the future and may record additional restructuring charges to cover the cost of these activities. The Fiscal 1993 period included a restructuring charge of $15.5 million relating to further downsizing fastener operations in Europe and California, and severance and early retirement benefits for terminated employees.

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company has relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption has caused increased costs and reduced revenues in Fiscal 1994 and will likely negatively affect Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company has recorded an unusual pretax loss in Fiscal 1994 of $4.0 million to cover the currently estimated net cost of the damages and business interruption caused by the earthquake. Included in prepaids and other current assets is an insurance claim receivable of $5.9 million for recoverability of costs related to business interruption and property damage.

     Operating income in Fiscal 1994 was also affected by (1) reduced demand and price erosion; and (2) higher quality control costs resulting from customers' intensified quality requirements. A large customer's disapproval in the third quarter of Fiscal 1993, of the quality system at one of the Aerospace Fasteners segment's plants negatively affected sales and operating income in Fiscal 1994. The disapproval resulted in the plant being ineligible to receive new orders, delayed shipments due to on-site customer inspection of finished product, and increased quality costs. The segment has implemented a program to comply with the customer's quality requirements and the plant's quality system was requalified by the customer during the first quarter of Fiscal 1994. The quality improvement program requires that the plant reinspect its inventories and modify certain manufacturing processes and quality procedures at all major facilities. This program has resulted in one time start-up costs and increased recurring quality costs, each of which negatively affected the Fiscal 1994 operating results, and will likely negatively affect the future profit margins of this segment.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 12.2% in Fiscal 1994 compared to Fiscal 1993. The inclusion of Fairchild Data Corporation sales in Fiscal 1994 accounted for 76.5% of the increased sales in this segment. The increase in sales in the current period reflects customer response to D-M-E Company's ("DME") fast delivery programs, new products, and growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has been sluggish in certain countries, reflecting the economic conditions abroad. However, expansion into selected foreign markets is being pursued and appears to have potential.

     Operating income in the Industrial Products segment increased 10.2% in Fiscal 1994, compared to Fiscal 1993. The inclusion of Fairchild Data Corporation operating income in Fiscal 1994 accounted for 48.9% of the increase in operating income in this segment. The improved results in the current period resulted from a higher sales volume and improved operating margins. In recent years the Industrial Products segment has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. The improvements in inventory management and delivery systems resulted in faster deliveries, reduction in inventory, and higher inventory turnover. In addition, DME has continued to implement improved manufacturing methods that have reduced cycle times and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 9.0% in Fiscal 1994, compared to Fiscal 1993, primarily due to the inclusion of sales from acquisitions, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 12.2% in Fiscal 1994 compared to Fiscal 1993, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales in Fiscal 1994 was slightly higher than Fiscal 1993.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - Corporate administrative expense decreased by 13.5% in Fiscal 1994, as compared to Fiscal 1993. This decline resulted primarily from cost controls, including a reduction in work force and wage and salary caps that were in effect for most corporate employees and the sale of the Company airplane during Fiscal 1994. Excluding severance payouts, corporate administrative expense declined over 15.9% in Fiscal 1994 compared to Fiscal 1993.

     Other Corporate Income - Other corporate income decreased $3.1 million in Fiscal 1994 compared to Fiscal 1993, primarily due to the absence of amortization of over accrued retiree health care expense in Fiscal 1994 and the write down of a corporate facility held for sale.

     Net Interest Expense - Net interest expense decreased 1.0% in Fiscal 1994, compared to Fiscal 1993, primarily due to higher interest income in the Fiscal 1994 period as a result of higher cash balances.

     Investment Income - Investment income was higher by $3.5 million in Fiscal 1994 compared to Fiscal 1993, primarily as a result of gains realized on the liquidation of investments in Fiscal 1994. Also included in Fiscal 1994 were $2.8 million of dividends realized on participating pension annuity contracts.

     Equity in Earnings of Affiliates - Equity in earnings of affiliates decreased $12.1 million in Fiscal 1994 compared to Fiscal 1993, due to the lower earnings of Banner, after recording nonrecurring charges for discontinued operations, and of Rexnord prior to the Company selling its interest in Rexnord. Consequently, the current year period includes no earnings for Rexnord subsequent to the sale date.

     Minority Interest - Minority interest includes dividend expense on FII's Series C Preferred Stock, issued August 22, 1992 by FII.

     Non-Recurring Income - Non-recurring income in Fiscal 1994 includes the net pre-tax gain of $129.1 million on the Company's 43.9% stock interest in Rexnord, which was sold to BTR Dunlop Holdings, Inc. for $22.50 per share on December 23, 1993.

     Income Taxes - For Fiscal 1994, the Company provided an income tax provision at a rate of 47.4%. The provision tax rate was higher than the statutory rate, largely due to the write off and amortization of goodwill, which is not deductible for tax purposes.

Accounting Changes:

     1) Postretirement Benefits - Using the immediate recognition method, the after-tax charge to earnings representing the cumulative effect of the accounting change was $.5 million. The unamortized portion of an overstated liability of $10.4 million for discontinued operations substantially offset the transition obligation of $10.9 million for active employees and retirees of continuing operations. In addition, a $7.5 million charge, net of the Company's related tax benefit, was recorded for the Company's share of Rexnord's cumulative charge resulting from this change in accounting.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded a $2.4 million charge representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to differences between the tax basis and book basis of fixed assets, prepaid pension expense, and inventory. In addition, a $.5 million charge was recorded for the Company's share of Rexnord's cumulative charge resulting from this accounting change.

     Extraordinary items - net included in Fiscal 1993 is an extraordinary charge of $11.8 million, net of tax, which is 42% of the Rexnord extraordinary charge related to premiums paid to repurchase debt and the write off of deferred loan costs. In addition, FII recorded a charge of $.8 million, net of tax, for deferred loan fees written off from the portion of the term loan repaid.

     Net Earnings (Loss) - The $71.9 million increase in the Fiscal 1994 net earnings compared to Fiscal 1993 was primarily due to the $129.1 million gain on the sale of shares of Rexnord, offset partially by a $13.5 million drop in operating income, decreased equity earnings of $12.0 million, an $11.0 million charge, net of tax, for the cumulative effect of changes in accounting principles, and increased taxes on the higher level of income.

FISCAL 1993 VERSUS FISCAL 1992
- ------------------------------

General
- -------

     Overall sales declined by 5.4% for Fiscal 1993, compared to Fiscal 1992, primarily caused by price erosion due to excess capacity in the aerospace fasteners industry and reduced order rates from commercial and military aerospace customers in the Aerospace Fasteners segment. The decline in sales at the Aerospace Fasteners segment was partially offset by significant sales increases at the Industrial Products and Communication Services segments in the Fiscal 1993 period. Operating income decreased 83.9% for Fiscal 1993, compared to Fiscal 1992. Operating income was up in the Industrial Products and Communications Services business segments for Fiscal 1993; however, in the Aerospace Fasteners segment, operating income declined $31.1 million for Fiscal 1993, compared to the prior year. Both twelve month periods ended June 30, 1993, and June 30, 1992, included restructuring charges in the Aerospace Fasteners segment. Corporate administrative expense declined and other corporate income also improved in Fiscal 1993. (See discussion below.)

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment decreased 17.4% in Fiscal 1993, compared to Fiscal 1992, primarily due to the reduced order rates mentioned above. Ordering activity remained at low levels at commercial airplane original equipment manufacturers, engine manufacturers, in defense related procurement, and in the replacement markets served by distributors. In addition, customers rescheduled orders to take later delivery in line with reduced aircraft build rates.

     Operating income in the Aerospace Fasteners segment decreased $31.1 million in Fiscal 1993, in relation to the comparable Fiscal 1992 period. During the Fiscal 1993 period, the Company continued to implement restructuring plans and included restructuring charges of $15.5 million to further downsize fastener operations in Europe and California and close and consolidate its New Jersey operations into California. This resulted in severance costs, plant closing and relocation costs, and the write off of excess assets. The Fiscal 1992 period included restructuring charges of $2.5 million related to severance and early retirement benefits for terminated employees. Operating income in Fiscal 1993 also was negatively affected by
(1) reduced demand and price erosion; (2) higher quality control costs resulting from customers' intensified quality requirements; and (3) increased provisions for excess and slow moving inventory, which amounted to $7.4 million in Fiscal 1993 versus $5.1 million in Fiscal 1992.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 12.3% in Fiscal 1993 compared to Fiscal 1992. The increase in sales in Fiscal 1993 reflected customer response to D-M-E's fast delivery programs, new products, and moderation of the impact of the economic recession which adversely affected results in Fiscal 1992. Domestic demand for tooling for plastics was strong while foreign demand was weak.

     Operating income in the Industrial Products segment increased 25.1% in Fiscal 1993, compared to Fiscal 1992. The improved results in Fiscal 1993 resulted from a higher sales volume and improved operating margins. Early in Fiscal 1992, the Industrial Products segment implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 16.8% in Fiscal 1993, compared to Fiscal 1992, primarily due to the inclusion of sales from acquisitions, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 9.6% in Fiscal 1993 compared to Fiscal 1992, primarily due to increased sales. Operating income as a percent of sales declined in Fiscal 1993 to 21.6% from 23.0% in Fiscal 1992. The decline was due to lower long distance margins partially offset by lower selling general and administrative expenses as a percent of sales.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - Corporate administrative expense decreased by 11.2% in Fiscal 1993 as compared to Fiscal 1992. This decline resulted primarily from cost controls including salary reductions and wage and salary freezes that were in effect for most corporate employees in Fiscal 1993.

     Other Corporate Income - Other corporate income includes royalty income, rental income, and the reversal of excess reserves no longer deemed necessary. Other corporate income increased $1.7 million in Fiscal 1993 compared to Fiscal 1992, primarily due to the adjustment of overstated health care liabilities of $2.7 million no longer deemed necessary in Fiscal 1993.

     Net Interest Expense - Net interest expense increased 1.2% in Fiscal 1993, compared to Fiscal 1992, primarily due to lower interest income in the Fiscal 1993 as a result of lower cash balances. Interest expense was lower in Fiscal 1993 as a result of lower interest rates.

     Investment Income - Investment income was lower by $6.8 million in Fiscal 1993 compared to Fiscal 1992, primarily as a result of reduced dividends received on participating pension annuity contracts, and lower gains on securities sold as a result of a smaller investment portfolio.

     Equity in Earnings of Affiliates - Equity in earnings of affiliates improved $3.9 million in Fiscal 1993, primarily due to better performance of Rexnord in Fiscal 1993 compared to Fiscal 1992, partially offset by lower earnings of Banner.

     Minority Interest - Minority interest increased in Fiscal 1993 since it included dividend expense on the Series C Preferred Stock issued by FII early in Fiscal 1993.

     Income Taxes - For Fiscal 1993, the Company recorded an income tax benefit. This benefit represents the realizable portion of the tax effect of the current years operating loss net of foreign and state tax provisions.
The benefit tax rate was lower than the statutory rate, largely due to permanent differences between financial reporting and tax accounting, the majority of which resulted from the acquisition of FII by the Company in 1989. The most significant differences were depreciation related to the write-up to fair value of property, plant and equipment and amortization of goodwill, neither of which is deductible for tax purposes. In addition, the benefit also included a change in tax accruals of $4 million no longer required.

     Extraordinary Items - Net - Extraordinary items - net in Fiscal 1993 includes an extraordinary charge of $11.8 million net of tax which was the Company's share of the Rexnord extraordinary charge related to premiums paid to repurchase debt and the write off of deferred loan costs, plus $.8 million for the write off of deferred loan costs at FII related to the portion of the term loan repaid. In Fiscal 1992, after-tax gains were recognized on the early extinguishment of RHI's Senior Subordinated Debentures.

     Net Earnings (Loss) - The $33.3 million increase in the Fiscal 1993 net loss compared to Fiscal 1992 was primarily due to the $21.8 million decline in operating income, the $6.8 million drop in investment income, and the $12.9 million increase in the extraordinary charges. However, reducing this loss was an additional tax benefit of $4.3 million with no impact from discontinued operations in Fiscal 1993 compared to $3.0 million from discontinued operations in Fiscal 1992.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1994 was $145.8 million which was $78 million higher than at June 30, 1993. Cash increased $32.3 million resulting from the sale of shares of Rexnord, and current debt decreased by $51.8 million. Offsetting this increase was an increase in the income tax payable account reflecting taxes recorded on the sale of shares of Rexnord. An increase in accounts receivable of $9.8 million was substantially offset by an increase in accounts payable and other accrued liabilities, which was largely due to the acquisition of Convac in June 1994.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under the Credit Agreement. As a result of certain amendments to its Credit Agreement, and the issuance of FII's Senior Secured Notes due 1999, $50 million of VSI's revolving credit facility has been extended from 1994 to 1997.

     The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at June 30, 1994 had a book value of $36.4 million and included several parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell,lease or develop, subject to the resolution of environmental matters and market conditions. Included in long-term investments at June 30, 1994 is a contractual obligation for the Company to receive $12.9 million from an individual which has a net carrying amount of $9.3 million. The obligation in part, may be satisfied by 7.1% of the outstanding common stock of Bidermann Industries USA, Inc., a closely held company, held by the Company. In addition, the Company has attached substantially all of the individual's property. The individual filed for protection under Chapter 11 of the U.S. Bankruptcy code on July 7, 1993. However, subsequent to the 1994 fiscal year end, on a motion by the Company, the Bankruptcy Court dismissed the Chapter 11 proceedings. The Company believes that liquidation of assets held or attached by the Company will be sufficient to recover the carrying amount of this investment. (See Note 19 to the Financial Statements).

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of building telecommunication assets, as well as cost reduction and labor efficiency programs. For Fiscal 1994, capital expenditures including the cost of acquisitions were $18.2 million. Capital expenditures for Fiscal 1993 and Fiscal 1992 were $22.9 million and $35.9 million, respectively. The Company anticipates that capital expenditures in Fiscal 1995 will approximate $19.6 million.

     During Fiscal 1994, goodwill was reduced by $7.0 million as a result of the restructuring charge which included a write down of goodwill related to certain aerospace fasteners product lines which are in the process of being discontinued.

     Investments and advances - affiliated companies decreased $58.4 million, primarily due to the sale of the Company's stock interest in Rexnord, combined with accounting changes and restructuring charges recorded by Rexnord during the first half of Fiscal 1994 and charges for discontinued operations recorded at Banner in the fourth quarter of Fiscal 1994.

     Long term debt decreased $44.1 million during Fiscal 1994 as a result of the Company repurchasing some of its senior debt.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, litigation settlements and related costs.

     The Company expects that cash generated from operations, borrowings, asset sales and the ability to refinance portions of its debt will be adequate to satisfy cash requirements.

     The Company's Credit Agreement requires the Company to comply with certain financial covenants including, achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of the end of Fiscal 1994. The Company has negotiated an amendment to the Credit Agreement (i) to accommodate the unusual loss from the January 17, 1994 Southern California earthquake, and (ii) to reduce by $5.0 million the Company's minimum requirement under the EBITDA Covenant for the duration of the Credit Agreement. To comply with the minimum EBITDA Covenant requirements (as amended), the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four quarters, EBITDA as follows:
$68.6 million for the first quarter of Fiscal 1995, $70.4 million for the second quarter of Fiscal 1995, $72.1 million for the third quarter of Fiscal 1995, and $75.0 millon for the fourth quarter of Fiscal 1995. VSI's ability to meet the minimum requirement under the EBITDA covenant in Fiscal 1995 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure, or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in acceleration of the principal and interest outstanding, and termination of the revolving credit line. If necessary, management believes a waiver can be obtained.

     FII may transfer available cash as dividends to RHI if the purpose of such dividends is to provide the Company with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends to RHI are subject to certain limitations under the Credit Agreement. As of June 30, 1994, FII was unable to provide dividends to RHI. The Credit Agreement also restricts all additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES


Accounting by Creditors for Impairment of a Loan
- ------------------------------------------------

     On July 1, 1994 the Company implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). SFAS No. 114 is a change in accounting principle that requires the Company, as a creditor, to evaluate for impairment (i) the collectibility of the contractual principal and interest of accounts receivable and notes receivable with terms longer than one year, and (ii) all loans restructured in a troubled debt restructuring. Accordingly, any loan impairment shall be recognized in the financial statements. The effect of implementing SFAS No. 114, by the Company, was not material.

Accounting for Certain Investments and Debt and Equity Securities
- -----------------------------------------------------------------

     On July 1, 1994 the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 provides new rules on accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The effect of implementing SFAS No. 115, by the Company, was not material.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

     The following consolidated financial statements of the Company and the report of the Company's independent public accountants with respect thereto, are set forth below.


                                                                     Page
                                                                     ----

     Consolidated Balance Sheets as of June 30, 1994 and 1993......   31

     Consolidated Statements of Earnings - The Three Years Ended
     June 30, 1994, 1993, and 1992.................................   33

     Consolidated Statements of Stockholders' Equity - The Three
     Years Ended June 30, 1994, 1993, and 1992.....................   35

     Consolidated Statements of Cash Flows - The Three Years
     Ended June 30, 1994, 1993, and 1992...........................   36

     Notes to Consolidated Financial Statements....................   38

     Report of Independent Public Accountants......................   71

     Supplementary data regarding "Quarterly Financial Information (Unaudited)" is set fourth under this Item 8 in Note 22 to Consolidated Financial Statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                  June 30,        June 30,
ASSETS                                              1994            1993
- ------                                            --------        --------
Current Assets:
Cash and cash equivalents.....................  $  102,368      $   70,099
  (of which $4,745 and $4,200 is restricted)
Short-term investments........................       6,649           5,425
Accounts receivable-trade, less allowances
  of $3,468 and $1,900........................      74,196          64,423
Inventories:
   Finished goods.............................      47,120          51,776
   Work-in-process............................      30,907          30,766
   Raw materials..............................      11,988           8,987
                                                 ---------       ---------
                                                    90,015          91,529

Prepaid expenses and other current assets.....      20,128          14,308
                                                 ---------       ---------
Total Current Assets..........................     293,356         245,784

Property, plant and equipment - net...........     174,147         199,506

Net assets held for sale......................      36,375          30,124
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $29,622 and $24,694..........................     205,395         216,365
Investments and advances - affiliated
 companies....................................      71,532         129,916
Deferred loan costs...........................      15,952          19,674
Prepaid pension assets........................      61,628          54,316
Long-term investments.........................      15,458          18,256
Notes receivable and other assets.............      39,686          46,941
                                                 ---------       ---------
                                                $  913,529      $  960,882
                                                 =========       =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                  June 30,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1994            1993
- ------------------------------------              --------        --------
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................   $   14,978      $   66,790
Accounts payable.............................       35,271          29,043
Accrued liabilities:
   Salaries, wages and commissions...........       14,932          13,890
   Employee benefit plan costs...............        2,120           1,321
   Insurance.................................       15,014          15,548
   Interest..................................       16,936          18,500
   Other.....................................       35,620          30,349
                                                 ---------       ---------
                                                    84,622          79,608
Income taxes payable.........................       12,713           2,560
                                                 ---------       ---------
Total Current Liabilities....................      147,584         178,001

Long-term debt...............................      522,406         566,491
Other long-term liabilities..................       25,116          19,009
Retiree health care liabilities..............       51,189          50,797
Noncurrent income taxes......................       53,162          46,950
Minority interest in subsidiaries............       24,552          25,037
Redeemable preferred stock of subsidiary.....       17,552          17,732

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 19,647,705 shares
  issued (19,645,305 in 1993) and 13,406,109
  shares outstanding (13,403,709 in 1993)....        1,965           1,965
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,696,886
  shares issued and outstanding (2,699,286
  in 1993)...................................          270             270
Paid-in capital..............................       66,775          66,737
Retained earnings............................       52,736          36,914
Cumulative translation adjustment............        3,346           2,698
Additional minimum liability for pensions,
  net of tax................................        (1,405)           --

Treasury Stock, at cost, 6,241,596 shares of
  Class A common stock.......................      (51,719)        (51,719)
                                                 ---------       ---------
Total Stockholders' Equity...................       71,968          56,865
                                                 ---------       ---------
                                                $  913,529      $  960,882
                                                 =========       =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                              For the Years Ended June 30,
                                            --------------------------------
                                              1994        1993        1992
                                            --------    --------    --------
Revenue:
  Sales.................................    $444,145    $463,567    $489,780
  Other income, net.....................       5,742       6,889       4,664
                                             -------     -------     -------
                                             449,887     470,456     494,444
Costs and Expenses:
  Cost of sales.........................     337,881     351,001     358,034
  Selling, general & administrative.....      85,831      90,485      97,903
  Research and development..............       3,940       3,262       4,140
  Amortization of goodwill..............       6,020       6,065       5,881
  Restructuring.........................      18,860      15,469       2,500
  Unusual items.........................       6,693        --          --
                                             -------     -------     -------
                                             459,225     466,282     468,458

Operating (loss) income.................      (9,338)      4,174      25,986

Interest expense........................      73,071      72,110      74,439
Interest income.........................      (3,388)     (1,692)     (4,864)
                                             -------     -------     -------
Net interest expense....................      69,683      70,418      69,575

Investment income, net..................       6,165       2,696       9,450
Equity in earnings of affiliates........        (882)     11,196       7,296
Minority interest.......................      (2,552)     (2,289)       (210)
Non-recurring income....................     129,082        --          --
                                             -------     -------     -------
Earnings (loss) from continuing
  operations before taxes...............      52,792     (54,641)    (27,053)

Income tax provision (benefit)..........      25,009     (11,176)     (6,885)
                                             -------     -------     -------
Earnings (loss) from continuing
  operations............................      27,783     (43,465)    (20,168)

Earnings (loss) from discontinued
  operations, net.......................        --          --           405
Loss on disposal of discontinued
  operations, net.......................        (368)        (25)     (3,401)
                                             -------     -------     -------
Earnings (loss) before extraordinary
  items and cumulative effect of
  accounting changes....................      27,415     (43,490)    (23,164)

Extraordinary items, net................        (643)    (12,614)        329

Cumulative effect of change in
  accounting for postretirement
  benefits, net.........................      (8,015)       --          --

Cumulative effect of change in
   accounting for income taxes, net.....      (2,935)       --          --
                                             -------     -------     -------
Net earnings (loss).....................    $ 15,822    $(56,104)   $(22,835)
                                             =======     =======     =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                              For the Years Ended June 30,
                                            --------------------------------
                                              1994        1993        1992
                                            --------    --------    --------
Earnings (Loss) per Common Share:
Primary and Fully Diluted:
  Earnings (loss) from continuing
    operations...........................   $   1.72    $  (2.70)   $  (1.24)
  Loss from discontinued operations, net.       (.02)       --         (0.18)
  Earnings (loss) before extraordinary
    items and cumulative effect of
    accounting changes...................       1.70       (2.70)      (1.42)
  Extraordinary items, net...............       (.04)       (.78)       0.02
  Cumulative effect of change in
    accounting for postretirement
    benefits, net........................       (.50)       --          --
  Cumulative effect of change in
    accounting for income taxes, net.....       (.18)       --          --
                                             -------     -------     -------
  Net earnings (loss) per share..........   $    .98    $  (3.48)   $  (1.40)
                                             =======     =======     =======

Weighted Average Number of Shares used
  in Computing Earnings Per Share:
Primary..................................     16,103      16,113      16,318
Fully diluted............................     16,103      16,113      16,318

















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)
                                                                            Additional
                                                                            Minimum
                               Class A  Class B                 Cumulative  Liability
                                Common  Common Paid-in Retained Translation for         Treasury
                         Total   Stock  Stock  Capital Earnings Adjustment  Pensions    Stock
                        -------  -----  -----  ------- -------- ----------- ----------- -------
BALANCE, July 1, 1991  $142,795 $1,723  $ 510 $65,630 $118,876 $   2,611   $    -      $(46,555)
- ----------------------
Net loss..............  (22,835)   -      -       -    (22,835)      -          -           -
Dividends paid........   (3,023)   -      -       -     (3,023)      -          -           -
Cumulative translation
 adjustment...........    3,558    -      -       -        -       3,558        -           -
Options exercised:
 Proceeds received....       30    -      -        30      -         -          -           -
Exchange of Class B
 for Class A common
 stock................      -      241   (239      (2)     -         -          -           -
Purchase of treasury
 stock................   (4,920)   -      -       -        -         -          -        (4,920)
                        -------  -----  -----  ------  -------   -------     -------    -------
BALANCE, June 30, 1992  115,605  1,964    271  65,658   93,018     6,169        -       (51,475)
- ----------------------
Net loss..............  (56,104)   -      -       -    (56,104)      -          -           -
Cumulative translation
 adjustment...........   (3,471)   -      -       -        -      (3,471)       -           -
Exchange of Class B
 for Class A common
 stock................      -        1     (1)    -        -         -          -           -
Purchase of treasury
 stock................     (244)   -      -       -        -         -          -          (244)
Gain on Initial Public
 Offering of Rexnord
 Corporation..........    1,079    -      -     1,079      -         -          -           -
                        -------  -----  -----  ------  -------   -------     -------    -------
BALANCE, June 30, 1993   56,865  1,965    270  66,737   36,914     2,698        -       (51,719)
- ----------------------
Net earnings..........   15,822    -      -       -     15,822       -          -           -
Cumulative translation
 adjustment...........      648    -      -       -        -         648        -           -
Gain on outside
 purchase of preferred
 stock of subsidiary..       38    -      -        38      -         -          -           -
Additional minimum
 liability for
 pensions.............   (1,405)   -      -       -        -         -        (1,405)       -
                        -------  -----  -----  ------  -------   -------     -------     ------
BALANCE, June 30, 1994 $ 71,968 $1,965 $  270 $66,775 $ 52,736  $  3,346    $ (1,405)  $(51,719)
                        =======  =====  =====  ======  =======   =======     =======    =======



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

           THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                        For the Years Ended June 30,
                                                      --------------------------------
                                                        1994        1993        1992
                                                      --------    --------    --------
Cash flows from operating activities:
Net earnings (loss)...............................   $  15,822   $ (56,104)  $ (22,835)
Adjustments to reconcile net earnings (loss) to
  net cash used for operating activities:
    Cumulative change in accounting for post-
      retirement benefits, net....................       8,015        --          --
    Cumulative change in accounting for income
      taxes, net..................................       2,935        --          --
    Extraordinary loss on recapitalization of
      Rexnord Corporation.........................        --        11,808        --
    Depreciation and amortization.................      36,227      33,955      29,051
    Accretion of discount on long-term
      liabilities.................................       6,731       3,355       6,510
    Net gain on sale of Rexnord investment........    (129,082)       --          --
    Provision for restructuring and unusual items
      (excluding cash payments of $6,020 in 1994
      and $7,896 in 1993).........................      19,533       7,573        --
    Loss (gain) on sale of property, plant and
      equipment...................................         214       2,294        (194)
    Equity in loss (earnings) of affiliates.......         882     (11,196)     (7,296)
    Minority interest.............................       2,552       2,289         210
    Change in receivables.........................      (2,803)      7,252       4,932
    Change in inventories.........................       4,246       9,444      (1,184)
    Change in other current assets................      (4,498)     30,092     (12,067)
    Change in other non-current assets............      (3,055)     (8,386)     (7,939)
    Change in accounts payable, accrued
      liabilities, and other long-term liabilities       9,010     (53,496)    (27,914)
                                                      --------    --------    --------
Net cash used for operating activities............     (33,271)    (21,120)    (38,726)
                                                      --------    --------    --------

Cash flows from investing activities:
Change in investments.............................       1,574      31,845       9,260
Purchase of property, plant and equipment.........     (16,279)    (15,596)    (35,874)
Proceeds from sale of property, plant and
  equipment.......................................       7,982       1,301       2,656
Equity investments in affiliates..................      (3,393)    (19,527)     (4,981)
Acquisition of subsidiaries, net of cash acquired.      (1,905)     (7,313)       --
Net proceeds from sale of Rexnord Corporation.....     178,089        --          --
                                                      --------    --------    --------
Net cash provided by (used for) investing
  activities......................................     166,068      (9,290)    (28,939)
                                                      --------    --------    --------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                        For the Years Ended June 30,
                                                      --------------------------------
                                                        1994        1993        1992
                                                      --------    --------    --------
Cash flows from financing activities:
Proceeds from issuance of debt....................   $  68,558   $ 223,038   $  93,988
Debt repayments, net..............................    (135,932)   (164,804)   (103,179)
Repurchase of debentures - net....................     (34,016)       (559)     (4,746)
Purchases of treasury shares......................        --          (244)     (4,890)
Dividends paid....................................        --          --        (3,023)
                                                      --------    --------    --------
Net cash provided by (used in) financing
  activities......................................    (101,390)     57,431     (21,850)
                                                      --------    --------    --------
Effect of exchange rate changes on cash...........         862      (2,868)        340
Net increase (decrease) in cash and cash
  equivalents.....................................      32,269      24,153     (89,175)
Beginning of the year.............................      70,099      45,946     135,121
                                                      --------    --------    --------
End of the year...................................   $ 102,368   $  70,099   $  45,946
                                                      ========    ========    ========

























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     Corporate Structure: The Fairchild Corporation (the "Company") was incorporated under the laws of the State of Delaware in October, 1969. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the owner of all of the common stock of Fairchild Industries, Inc. ("FII") which, in turn, is the 100% owner of VSI Corporation ("VSI"). The Company's operations are conducted primarily through VSI. The Company also holds a significant equity interest in Banner Aerospace, Inc. ("Banner").

     Fiscal Year: The fiscal year ("Fiscal") of the Company ends June 30. All references herein to "1994", "1993", and "1992" mean the fiscal years ended June 30, 1994, 1993 and 1992, respectively.

     Principles of Consolidation: The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its majority owned subsidiaries. Investments in companies owned between 20 percent and 50 percent are recorded at cost, adjusted for equity in undistributed earnings or losses since the date of acquisition (see Note 7). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Statements of Cash Flows: For purposes of the statements of cash flows, the Company considers all temporary investments with original maturity dates of three months or less as cash equivalents. Total net cash disbursements (receipts) made by the Company for income taxes and interest were as follows:

(In thousands)                       1994       1993       1992
                                   --------   --------   --------
Interest.......................    $ 66,788   $ 63,567   $ 76,807
Income Taxes...................         (16)   (23,171)    (7,017)

     Restricted Cash: On June 30, 1994, the Company had restricted cash of $4,745,000 all of which is maintained as collateral for certain debt facilities. Cash investments are in high grade, short-term certificates of deposit.

     Inventories: Inventories are valued at the lower of cost or market, with cost determined primarily on the last-in, first-out (LIFO) basis. Inventories from continuing operations are valued as follows:

                                                June 30,     June 30,
(In thousands)                                    1994         1993
                                                --------     --------
Last-in, first-out (LIFO)..................    $  69,829    $  78,068
First-in, first-out (FIFO).................       20,186       13,461
                                                --------     --------
Total inventories..........................    $  90,015    $  91,529
                                                ========     ========

     For inventories valued on the LIFO method, the excess of current FIFO value over stated LIFO value was approximately $7,924,000 and $8,981,000 at June 30, 1994 and 1993. The LIFO decrement was immaterial for Fiscal 1994.

     Properties and Depreciation: Properties are stated at cost and depreciated over estimated useful lives, generally on a straight-line basis. For Federal income tax purposes, accelerated depreciation methods are used. No interest costs were capitalized in any of the years presented. Property, plant and equipment consisted of the following:

                                                June 30,        June 30,
(In thousands)                                    1994            1993
                                                --------        --------
Land.......................................     $ 17,811        $ 22,859
Buildings and improvements.................       47,376          52,370
Machinery and equipment....................      184,171         171,539
Transportation vehicles....................          618          10,939
Furniture and fixtures.....................        7,501           6,451
Construction in progress...................        6,358           5,209
                                                 -------         -------
                                                 263,835         269,367
Less:  Accumulated depreciation............      (89,688)        (69,861)
                                                 -------         -------
Net property, plant and equipment..........     $174,147        $199,506
                                                 =======         =======

     Amortization of Goodwill: The excess of the cost of purchased businesses over the fair value of their net assets at acquisition dates (goodwill) is being amortized on a straight-line basis over 40 years.

     Deferred Loan Costs: Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of outstanding debt, using the effective interest method.
Amortization expense for these loan costs for Fiscal 1994, 1993 and 1992 was $4,253,000, $3,355,000 and $3,772,000, respectively.

     Impairment of Long Lived Assets: The Company reviews its long lived assets, including property, plant and equipment, identifiable intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To determine recoverability of its long lived assets the Company evaluates the probability that undiscounted future net cash flows, without interest charges, will be less than the carrying amount of the assets.

     Despite two consecutive years of operating losses in the Company's Aerospace Fasteners segment, the Company believes that future net cash flows from this segment will be sufficient to permit recovery of the segment's long lived assets, including the remaining goodwill, after a $7,000,000 reduction of goodwill in Fiscal 1994 relating to certain aerospace product lines which are in the process of being discontinued.

     Foreign Currency Translation: All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Transaction gains and losses included in other income were not significant in Fiscal 1994, 1993 and 1992.

     Research and Development: Company-sponsored research and development expenditures are expensed as incurred.

     Non-Recurring Items: Non-recurring income for Fiscal 1994 consists of the net pretax gain of $129,082,000 on the sale of Rexnord Corporation ("Rexnord") stock (see Note 2).

     Extraordinary items: The Company recognized extraordinary gains and losses, net of write-offs of deferred debt issue costs and debt discounts, from the early extinguishment of debt resulting from the repurchases of its debentures on the open market or in negotiated transactions. Total repurchases made by the Company were $33,658,000 face value purchased for $34,016,000 in Fiscal 1994, $559,000 face value purchased for $495,000 in
Fiscal 1993, and $4,746,000 face value purchased for $4,085,000 in Fiscal 1992. The Company recorded extraordinary income (loss), net of taxes, of $(643,000), $18,000, and $329,000 relating to these repurchases in Fiscal 1994, 1993 and 1992, respectively.

     The Company also recognized an extraordinary loss of $11,804,000, net of tax, in Fiscal 1993 relating to the recapitalization of Rexnord prior to the Company selling its significant equity ownership (see Note 4).

     Earnings Per Share: Primary and fully diluted earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares and share equivalents outstanding during the period. To compute the incremental shares resulting from stock options and warrants for primary earnings per share, the average market price of the Company's stock during the period is used. To compute the incremental shares resulting from stock options and warrants for fully diluted earnings per share, the greater of the ending market price or the average market price of the Company's stock is used. In computing earnings per share for Fiscal 1994, 1993 and 1992, the conversion of options and warrants was not assumed, as the effect was anti-dilutive.

     Reclassifications: Certain amounts in prior years' financial statements have been reclassified to conform to the 1994 presentation.


2.   SALE OF REXNORD CORPORATION
     ---------------------------

     On December 23, 1993, the Company completed a sale of its 43.9% stock interest in Rexnord to BTR Dunlop Holdings, Inc. ("BTR"), for $22.50 per share. The Company received $181,873,000 in gross proceeds and realized for Fiscal 1994, a $129,082,000 net pre-tax gain on the sale. In connection with the sale of its interest in Rexnord, the Company agreed to place shares of Banner, with a fair market value of $25,000,000, in escrow to secure the Company's indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released. The financial statements include the Company's equity earnings from Rexnord, until the date of the sale. (See Note 7).

3.   ACQUISITIONS
     ------------

     On June 10, 1994, RHI acquired 100% of the Common Stock of Convac GmbH for approximately $4,700,000. Convac GmbH is a leading designer and manufacturer of high precision state-of-the-art wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products, for compact and optical storage discs and liquid crystal displays.

     Fairchild Communications Services Company ("Fairchild Communications"), a partnership whose partners are indirect subsidiaries of the Company, has, within the last few years, completed the acquisition of several small companies involved in the building telecommunications business. In Fiscal 1993, Fairchild Communications acquired all the telecommunication assets of Office Networks, Inc. for approximately $7,300,000.

     The cost of Fiscal 1992 acquisitions by Fairchild Communications totaled approximately $4,960,000. These purchases included: Bramtel, Inc. purchased August 1991 for $1,800,000; Hansen Communications purchased September 1991 for $160,000; certain assets of Telshare Associates Limited Partnership purchased April 1992 for approximately $1,100,000; and the stock of Teletech Resources Corporation purchased May 1992 for approximately $1,900,000, subject to certain adjustments.

4.   REXNORD RECAPITALIZATION
     ------------------------

     On July 9, 1992, Rex-PT Holdings, Inc. and its wholly-owned subsidiary, Rexnord Corporation, completed a recapitalization (the "Rexnord Recapitalization"). The Rexnord Recapitalization included (i) a Public Offering of $172,500,000 of new Senior Notes due 2002, (ii) an increase in the amount of borrowing available under its credit agreement, and (iii) an Initial Public Offering (the "Rexnord IPO") of 9,200,000 shares of Rexnord Corporation Common Stock $0.01 par value, at $17 per share. Immediately prior to the Rexnord IPO, Rexnord Corporation (i) redeemed 4,878,582 shares of its Series A Preferred Stock and paid $5,093,000 as the redemption price, and (ii) merged with and into Rex-PT Holdings, Inc., which was the surviving corporation. Pursuant to the merger, Rex-PT Holdings,Inc. changed its name to Rexnord Corporation.

     In conjunction with the Rexnord IPO, the Company exercised an option to purchase 1,794,530 shares of Rexnord common stock from Zaria Inc. for approximately $18,600,000, and converted all classes of Rexnord's Preferred Stock held by the Company into Common Shares of Rexnord at a conversion price of $22 per share. Subsequent to the completion of the Rexnord IPO, the Company owned approximately 44.7% of Rexnord's common stock. As a result of the Rexnord Recapitalization, in the first quarter of Fiscal 1993, the Company recorded an extraordinary charge of $11,804,000, 42.0% (its previous ownership percentage share) of the Rexnord's extraordinary charge related to premiums paid to repurchase debt and to write off deferred loan costs. Also, the gain on the conversion, which is immaterial, was recorded as an increase to paid-in capital.

5.   DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE
     ----------------------------------------------------

     In Fiscal 1990, the Company adopted a plan to dispose of Thompson Aircraft Tire Company ("Thompson"), an aircraft tire retreading and distribution operation. On April 15, 1992, the Company completed the sale of the U.S. operations of Thompson and received approximately $5,300,000 in cash. As a result of the sale, in Fiscal 1992, the Company recorded an after-tax loss on disposal of discontinued operation of $1,452,744. In addition, the Company recorded a loss on disposal of two small subsidiaries, and a write-down on other assets not related to continuing operations.

     The net assets of these businesses were reflected in net assets held for sale and their results of operations have been reclassified as discontinued operations in the statements of earnings and related footnotes for the periods presented.

     Presented below is a table summarizing discontinued operations.

(In thousands)
                                        1994         1993         1992
                                       -------      -------      -------
Sales.............................    $   --       $   --       $ 20,813
                                       =======      =======      =======
Earnings from discontinued
  operations......................        --           --            613
Applicable tax provision..........        --           --           (208)
                                       -------      -------      -------
Earnings from discontinued
  operations......................    $   --       $   --       $    405
                                       =======      =======      =======
Loss on disposal of discontinued
  operations......................    $   (565)    $    (37)    $ (5,026)
Applicable tax benefit............         197           12        1,625
Loss on disposal of discontinued       -------      -------      -------
  operations......................    $   (368)    $    (25)    $ (3,401)
                                       =======      =======      =======

     The Company has decided not to sell Fairchild Data Corporation ("Data") which previously was included in net assets held for sale. The Company is recording the current period's results from Data with the Company's Industrial Products Segment. Sales from Data formerly included in net assets held for sale, and not included in results of operations, were $15,432,000 and $13,624,000 for the twelve months ended June 30, 1993 and 1992, respectively. The impact of Data's earnings on the prior year periods was immaterial.

     Net assets held for sale at June 30, 1994 includes several parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions.

     Net assets held for sale are recorded at estimated net realizable values, which reflect anticipated sales proceeds, and other carrying costs to be incurred during the holding period. Interest is not allocated to net assets held for sale.

6.   INVESTMENTS
     -----------

     Short-term investments consist of corporate and individual obligations, common stock and equivalents, dividends, interest receivable, and current maturities of limited partnerships. Long-term investments consist of limited partnerships and certain preferred and common stocks. Investments are stated at the lower of cost or market. The following table presents a summary of investments held by the Company at June 30, 1994 and 1993:

(In thousands)                             1994               1993
                                     -----------------  -----------------
Name of Issuer or                     Market             Market
Title of Each Issue                   Value     Cost     Value     Cost
- -------------------                  -------- --------  -------- --------

     Short-term
     ----------
Limited Partnership:
  SC-BI Partners L.P. (a).........   $ 2,899  $ 2,899   $ 4,335  $ 4,335
Common Stock......................     2,969    4,053      --       --
Other Investments.................       781    1,021     1,106    1,090
                                      ------   ------    ------   ------
                                     $ 6,649  $ 7,973   $ 5,441  $ 5,425
                                      ======   ======    ======   ======
     Long-term
     ---------

Limited Partnerships:
  SC-BI Partners L.P. (a).........   $  --    $  --     $ 2,000  $ 2,000
  Real Estate Development Joint
    Venture (b)...................     3,396    3,396     3,808    3,808
Bidermann Industries USA, Inc. (c)     9,314    9,314     9,700    9,700
Preferred Stock...................     2,006    2,006     2,006    2,006
Other Investments.................       742      742       742      742
                                      ------   ------    ------   ------
                                     $15,458  $15,458   $18,256  $18,256
                                      ======   ======    ======   ======

(a) SC-BI Partners L.P. is an investment company partnership which invests in merger arbitrage and may involve significant risks. Pursuant to an agreement among the partners, effective March 31, 1992, the general partner agreed to liquidate or distribute the assets of the partnership no later than March 31, 1994, which period could be and was extended for one year as a defined minimum distribution was achieved. Furthermore, the general partner has the option to purchase the then remaining interest of the limited partner
(RHI) or the assets of the partnership at a specified purchase price.

(b) Represents a former plant site in Redondo Beach, California, which was contributed to a joint venture with a developer that has built and partially leased a retail center.

(c)  The Company is a judgement creditor of Maurice Bidermann ("Bidermann").
On July 7, 1993, Bidermann filed for reorganization under Chapter 11 of the
Bankruptcy Code. However, subsequent to the 1994 fiscal year end, on a motion by the Company, the Bankruptcy Court dismissed Bidermann's Chapter 11 proceedings. The Company believes that between its ownership of shares of Bidermann Industries USA, Inc., and the value of assets of Bidermann which have been attached by the Company, that the book value will be recovered.
The Company has classified this investment as long-term since the timing of recovery is uncertain.

     In determining realized gains and losses, the cost of the securities sold was based on specific identification of the security. Interest on corporate obligations, as well as dividends on preferred and common stock, are accrued at the balance sheet date.

     Investment income is summarized as follows:

(In thousands)
                                        1994         1993         1992
                                       -------      -------      -------
Dividend income...................    $      1     $     78     $    544
Net realized gains................       7,248        2,330        4,905
Temporary valuation adjustment....      (1,084)         288        4,001
                                       -------      -------      -------
  Investment income - net.........    $  6,165     $  2,696     $  9,450
                                       =======      =======      =======

7.   INVESTMENTS AND ADVANCES - AFFILIATED COMPANIES
     -----------------------------------------------

     The following table presents summarized financial information on a combined 100% basis of Banner and Nacanco Paketleme ("Nacanco"), the Company's principal investments, which are accounted for using the equity method.

(In thousands)

Income Statement:                       1994         1993         1992
                                       -------      -------      -------
     Net sales....................    $276,382     $302,480     $297,556
     Gross profit.................      98,361       78,561       90,536
     Earnings from continuing
       operations.................      21,964          257       13,481
     Discontinued operations, net.     (17,581)        (695)      (1,817)
     Net earnings (loss)..........       4,383         (438)      11,665

                                        June 30,      June 30,
Balance Sheet:                            1994          1993
                                        --------      --------
     Current assets................    $ 280,144     $ 284,248
     Non-current assets............       57,881        58,422
     Total assets..................      338,025       342,670
     Current liabilities...........       60,753        52,266
     Non-current liabilities.......      126,920       152,445

     On June 30, 1994, the Company owned approximately 47.2% of Banner common stock, which is included in investments and advances - affiliated companies. The Company recorded equity earnings (loss) of $(5,697,000), $(1,380,000) and $1,915,000 on its investment in Banner for Fiscal 1994, 1993 and 1992, respectively. At the close of trading on August 26, 1994, Banner stock was quoted at $5.75 per share. Based on this price the Company's equity investment in Banner had an approximate market value of $48,875,000 versus a carrying value of $50,425,000. The Company believes this decline in market value is temporary.

     On June 30, 1994, the Company owned approximately 33.0% of Nacanco common stock. The Company recorded equity earnings of $5,429,000, $820,000 and $2,518,000 from this investment for Fiscal 1994, 1993 and 1992, respectively.

     On December 23, 1993 the Company completed the sale of its 43.9% stock interest in Rexnord. Prior to the sale of Rexnord, the Company recorded equity earnings (loss) of $(905,000), $10,828,000 and $4,732,000 on this investment for Fiscal 1994, 1993 and 1992, respectively. For Fiscal 1994, the equity loss included an after-tax charge of $2,938,000 for restructuring of operations, which represented 43.9% of Rexnord's restructuring charge for the rationalization of manufacturing capacity, the movement of certain product lines, and other costs related to company-wide employment reductions and the consolidation of certain manufacturing and administrative functions. The net earnings for Fiscal 1994, was decreased by recording the Company's 43.9% share of the cumulative charge which resulted from the adoption of SFAS No. 106 and SFAS No. 109 at Rexnord. (See Notes 9 and 10).

     The Company's share of equity in earnings (loss) of all unconsolidated affiliates for 1994, 1993 and 1992 was $(882,000), $11,196,000, and
$7,296,000, respectively. The carrying value of investments and advances - affiliated companies consists of the following:

(In thousands)                         June 30,    June 30,
                                         1994        1993
                                       --------    --------
Banner Aerospace...................    $ 50,425    $ 55,651
Rexnord Corporation (see Note 2)...        --        61,452
Nacanco............................      14,598       6,669
Other..............................       6,509       6,144
                                        -------     -------
                                       $ 71,532    $129,916
                                        =======     =======

     On June 30, 1994, approximately $55,268,000 of the Company's $52,736,000 consolidated retained earnings was from undistributed earnings of 50 percent or less owned affiliates accounted for by the equity method.

8.   NOTES PAYABLE AND LONG-TERM DEBT
     --------------------------------

     At June 30, 1994 and 1993, notes payable and long-term debt consisted of the following:

(In thousands, except                 Weighted Average
for percents)                        Interest Rates For
                                       The Year Ended  June 30,  June 30,
                                        June 30, 1994    1994      1993
                                        -------------  --------  --------
Short-term notes payable.............        8.88%     $  3,974  $ 56,492
                                                        =======   =======

Bank credit agreement................        6.78%     $ 97,315  $102,700
Senior secured notes due 1999........       12.15%      125,000   125,000
Subordinated notes and debentures....       12.85%      300,016   332,810
Industrial revenue bonds.............        7.95%        1,500     1,506
Capital lease obligations
  (See Note 19)......................       12.61%        3,302     6,588
Other notes payable, collateralized
  by property, plant and equipment,
  interest from 5.5% to 11.5%........        7.66%        6,277     8,185
                                            -----       -------   -------
                                            11.50%      533,410   576,789
Less:  Current maturities............                   (11,004)  (10,298)
                                                        -------   -------
Net long-term debt...................                  $522,406  $566,491
                                                        =======   =======

    The Company maintains a credit agreement (the "Credit Agreement") with a consortium of banks, which provides a revolving credit facility and two term loans to FII, and a revolving credit facility to RHI (collectively the "Credit Facilities"). The revolving credit facility provided to RHI generally bears interest at 2.0% over the London Interbank Offered Rate ("LIBOR"), and matures February 28, 1995. The revolving credit facility and Term Loan VII, provided to FII, generally bears interest at 2.75% over LIBOR and Term Loan VIII, provided to FII, at 3.75% over LIBOR. The commitment fee on the unused portion of the revolving credit facilities was 0.5% at June 30, 1994. The Credit Facilities provided to FII mature on March 31, 1997. The Credit Facilities are secured by substantially all of FII's assets.

     The following table summarizes the credit facilities under the credit agreement at June 30, 1994:

(In thousands)                            Outstanding          Total
                                             as of           Available
                                         June 30, 1994       Facilities
                                         -------------       ----------
RHI Holdings, Inc.
  Revolving credit facility (1).......     $    100           $  5,000
Fairchild Industries, Inc                   =======            =======
  Revolving credit facility (2).......     $   --             $ 59,500
  Term Loan VII.......................       55,315             55,315
  Term Loan VIII......................       42,000             42,000
                                            -------            -------
                                           $ 97,315           $156,815
                                            =======            =======
Total
  Revolving credit facilities.........     $    100           $ 64,500
  Term loans..........................       97,315             97,315
                                            -------            -------
                                           $ 97,415           $161,815
                                            =======            =======


(1)  This amount is included in short-term notes payable.

(2) Subsequent to June 30, 1994 the revolving credit facility at FII was modified by $9,250,000 to $50,250,000. In addition, the borrowing rate increased to generally bear interest at 3.75% over LIBOR and the commitment fee increased to 1.0%.

     At June 30, 1994, the Company had unused short-term bank lines of credit aggregating $52,490,000 at interest rates approximating the prime rate. The Company also has short-term lines of credit relating to foreign operations aggregating $12,147,000 against which the Company owed $3,592,000 at June 30, 1994.

     At June 30, 1994, the Company had outstanding letters of credit of $11,910,000, which were supported by the Credit Agreement and other bank facilities on an unsecured basis.

     On August 5, 1992, FII completed a public offering and issued at par $125,000,000 of 12.25% Senior Secured Notes due 1999 (the "Notes"). The Notes are redeemable, in whole or in part, at FII's option on or after August 1, 1997, at 102% of their aggregate principal amount, and thereafter, beginning August 1, 1998, at 100% of their aggregate principal amount plus accrued interest. The Notes are senior secured obligations of FII ranking "pari passu" with FII's existing and future senior indebtedness. The proceeds from the sale of the Notes were used to (i) repay $55,000,000 of FII's term loans under the Credit Agreement, (ii) repay $50,000,000 of loans under an VSI's revolving credit facility under the Credit Agreement (which amounts will be available for future borrowings), including $30,000,000 which FII paid as a portion of dividends (the "Dividends") to its parent, RHI, and
(iii) as part of the Dividends, repay $20,000,000 of loans under RHI's revolving credit facility under the Credit Agreement.

     As a result of the issuance of the Notes, certain amendments to FII's bank credit agreement (the "Bank Amendments") became effective on August 5, 1992. As part of the Bank Amendments, (i) the lenders have extended to 1997 the maturity of $42,000,000 of term loans to FII, (ii) the lenders have extended from 1994 to 1997 $50,250,000 of loans under VSI's revolving credit facility, (iii) FII has repaid $55,000,000 of term loans from the proceeds of the Notes, (iv) VSI has repaid $50,000,000 of loans under its revolving credit facility, (v) the interest rate on loans outstanding to FII and VSI under the Credit Agreement has been increased, and (vi) the Credit Agreement was amended in certain other respects to permit greater operating flexibility and to permit the payment of the Dividends under specified conditions.

     Summarized below are certain items and other information with regard to the debt outstanding:

                        12.25%        13.125%        12%           13%
(In thousands)          Senior     Subordinated  Intermediate     Junior
                     Subordinated   Debentures   Subordinated  Subordinated
                        Notes                     Debentures    Debentures
                     ------------  ------------  ------------  ------------
Date Issued           March 1986    March 1986    Oct. 1986     March 1987
Face Value             $ 60,000      $ 75,000      $160,000      $102,000
Balance, June 30,
  1994                 $ 31,510      $ 34,840      $118,832      $ 24,743
Percent Issued at        95.864        95.769        93.470        98.230
Bond Discount          $  2,482      $  3,173      $ 10,448      $  1,805
Amortization 1994      $    279      $     90      $    621      $     23
             1993      $    265      $     79      $    547      $     20
             1992      $    236      $     69      $    482      $     18
Yield to Maturity         13.00%       13.800%        13.06%        13.27%
Interest Payments     Semi-Annual   Semi-Annual   Semi-Annual   Semi-Annual
Sinking Fund Start
  Date                    N/A        3/15/97       10/15/97      3/1/98
Sinking Fund
  Installments            N/A        $  7,500      $ 32,000      $ 10,200
Fiscal Year Maturity     1996          2006          2002          2007
Redeemable by
  Company after        3/15/89       3/15/89       10/15/89      3/1/92


                        11.875%       12.75%        12.25%        9.75%
                      RHI Senior       RHI           FII           FII
                     Subordinated   Debentures     Senior     Subordinated
                      Debentures                    Notes      Debentures
                     ------------  ------------  -----------  ------------
Date Issued           March 1987    Oct. 1984     Aug. 1992     Jan. 1978
Face Value             $126,000      $ 36,000      $125,000      $ 16,082
Balance, June 30,
  1994                 $ 85,593      $    500      $125,000      $  3,998
Percent Issued at        99.214        99.680         100.0        95.784
Bond Discount          $    990      $    115         N/A        $    678
Amortization 1994      $     80      $   --        $   --        $      6
             1993      $     43      $   --        $   --        $     11
             1992      $     36      $   --        $   --        $     11
Yield to Maturity         12.01%        12.75%        12.25%         9.75%
Interest Payments     Semi-Annual   Semi-Annual   Semi-Annual      Annual
Sinking Fund Start
  Date                  3/1/97          N/A           N/A         4/1/83
Sinking Fund
  Installments         $ 31,500         N/A           N/A        $1,005
Fiscal Year Maturity     1999          1995          1999          1998
Redeemable by
  Company after         3/1/92          N/A         7/31/97       1/1/98

     Under the most restrictive covenants of the above indentures, the Company's consolidated net worth must not be less than $35,000,000 and RHI's consolidated net worth must not be less than $125,000,000. At the present time, none of the Company's consolidated retained earnings are available for capital distributions due to a cumulative earnings restriction. The indentures also provide restrictions on the amount of additional borrowings by the Company.

     The Company and its subsidiaries are each subject to certain covenants under the Credit Agreement, including a material adverse change clause, and restrictions on dividends, capital expenditures, capital leases, operating leases, investments and indebtedness. It requires the Company to comply with certain financial covenants including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement at June 30, 1994.

     The Company has negotiated an amendment to the Credit Agreement (i) to accommodate the unusual loss from the January 17, 1994 Southern California earthquake, and (ii) to reduce by $5,000,000 the Company's minimum requirement under the EBITDA Covenant for the duration of the Credit Agreement. To comply with the minimum EBITDA Covenant requirement (as amended), the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four quarters, EBITDA as follows: $68,600,000 for the first quarter of Fiscal 1995, $70,360,000 for the second quarter of Fiscal 1995, $72,120,000 for the third quarter of Fiscal 1995, and $75,000,000 for the fourth quarter of Fiscal 1995. VSI's ability to meet the minimum requirement under the EBITDA Covenant in Fiscal 1995 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirement under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure, or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. If necessary, management believes a waiver can be obtained.

     FII may transfer available cash as dividends to RHI if the purpose of such dividends is to provide the Company with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends to RHI are subject to certain limitations under the Credit Agreement. As of June 30, 1994, FII was unable to provide dividends to RHI. The Credit Agreement also restricts all additional borrowings under the Credit Facilities for the payment of any dividends.

     For FII's operating subsidiary, VSI, capital expenditures are limited during the remaining term of the Credit Agreement to the lower of (i) an annual ceiling of $25,200,000 to $26,500,000 per year, or (ii) 30% of the prior fiscal year's earnings before interest, taxes, depreciation and amortization. Capital expenditure reductions can be offset by cash contributions from the Company. Capital expenditures can also be increased if cash proceeds are received from the sale of other property, subject to approval by the senior lenders under the Credit Agreement. FII's sale of property, plant, and equipment is limited during the remaining term of the Credit Agreement. VSI is subject to maximum sales for a fair market value of $2,000,000 per fiscal year and $5,000,000 over the life of the Credit Agreement. FII (other than its subsidiary, VSI) is subject to maximum sales for a fair market value of $1,000,000 per fiscal year. However, certain specified assets can be sold and are not subject to these limitations.

     Annual maturities of long-term debt obligations (exclusive of capital lease obligations) for each of the five years following June 30, 1994, are as follows: $8,818,000 for 1995, $41,509,000 for 1996, $87,648,000 for 1997,
$23,627,000 for 1998 and $215,637,000 for 1999.

9.   PENSIONS AND POSTRETIREMENT BENEFITS
     ------------------------------------

     Pensions
     --------

     The Company and its subsidiaries have defined benefit pension plans covering substantially all employees. Employees in foreign subsidiaries may participate in local pension plans which are in the aggregate insignificant and are not included in the following disclosures. The Company's funding policy is to make the minimum annual contribution required by applicable regulations.

     The tables which follow present net pension expense (income) and a reconciliation of the funded status of the plans for continuing operations and certain discontinued operations.

     The following table provides a summary of the components of net periodic pension expense for the plans:

(In thousands)
                                              1994       1993       1992
                                             --------   --------   --------
Service cost of benefits earned
  during the period......................   $  3,827   $  4,184   $  4,243
Interest cost of projected benefit
  obligation.............................     14,552     14,166     14,863
Return on plan assets....................     (5,051)   (31,490)   (17,358)
Amortization of prior service cost.......        126        111        113
Net amortization and deferral............    (15,007)    13,488     (2,875)
                                             -------    -------    -------
                                              (1,553)       459     (1,014)
Net periodic pension income for other
  plans including foreign plans..........       (745)    (1,654)    (1,446)
                                             -------    -------    -------
Net periodic pension income..............   $ (2,298)  $ (1,195)  $ (2,460)
                                             =======    =======    =======

     Assumptions used in accounting for the plans were:

                                             1994       1993       1992
                                           --------   --------   --------
Discount Rate............................    8.5%       8.5%       8.5%
Expected rate of increase in salaries....    4.5%       4.5%       4.5%
Expected long-term rate of return on
  plan assets............................    9.0%       9.0%       9.0%

     The following table sets forth the funded status and amounts recognized in the Company's statement of financial position at June 30, 1994, and 1993 for the plans:

(In thousands)                                  June 30,      June 30,
                                                  1994          1993
                                                --------      --------
Projected benefit obligation:
  Vested benefit obligation.................    $183,120      $172,349
  Non-vested benefits.......................      10,684        11,110
                                                 -------       -------
  Accumulated benefit obligation............     193,804       183,459
  Effect on projected future compensation
    levels..................................       4,418         4,042
                                                 -------       -------
                                                 198,222       187,501

Plan assets at fair value...................     239,756       252,298
                                                 -------       -------
Plan assets in excess of projected benefit
  obligations...............................      41,534        64,797

Unrecognized net loss.......................      35,843        14,782
Unrecognized prior service cost.............         411           639
Unrecognized net transition assets..........        (594)       (3,039)
Additional minimum liability for one defined
  plan......................................      (2,166)         --
                                                 -------       -------
Prepaid pension cost prior to SFAS 109
  implementation............................      75,028        77,179

Effect of SFAS 109 implementation...........     (13,400)         --
                                                 -------       -------
Prepaid pension cost........................    $ 61,628      $ 77,179
                                                 =======       =======
Prepaid pension cost, net of tax............                  $ 54,316
                                                               =======

     Plan assets include Class A Common Stock of the Company valued at $3,172,000 and $2,968,000 at June 30, 1994 and 1993, respectively.
Substantially all of the plan assets are invested in listed stocks and bonds.

     Postretirement Health Care Benefits
     -----------------------------------

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions". The new standard requires that the expected cost of postretirement benefits be accrued and charged to expense during the years the employees render the service. This is a significant change from the Company's previous policy of expensing these costs for active employees when paid.

     The Company elected the immediate recognition method of adoption of SFAS
106. The unamortized portion of the overstated liability for discontinued operations was $10,370,000, net of tax, which substantially offset a $10,904,000, net of tax, charge relating to the transition obligation for active employees and retirees of continuing operations. The charge to net earnings as the cumulative effect of this accounting change was $534,000, net of tax. For the Fiscal year ended June 30, 1994, the effect of the changes on pretax income from continuing operations was not material.

     As a result of Rexnord's adoption of SFAS 106, effective July 1, 1993, the Company recorded an after-tax charge of $7,481,000 to net earnings, which represents the Company's share of Rexnord's cumulative effect of this change in accounting, net of the related tax benefits from the charge.

     The Company provides health care benefits for most retired employees. Postretirement health care expense from continuing operations totaled $1,948,000, $1,366,000 and $840,000 for the years ended June 30, 1994, 1993 and 1992, respectively. The Company has accrued approximately $35,386,000 as of June 30, 1994, for postretirement health care benefits related to discontinued operations. This represents the cumulative discounted value of the long-term obligation and includes interest expense of $3,011,000, $4,866,000 and $5,099,000 for the years ended June 30, 1994, 1993 and 1992, respectively.  The components of expense in 1994 are as follows:

     (In thousands)
     Service cost of benefits earned...................$    437
     Interest cost on liabilities......................   4,526
     Net amortization and deferral.....................      (4)
                                                        -------
     Net periodic postretirement benefit cost..........$  4,959
                                                        =======

     The following table sets forth the funded status for the Company's postretirement health care benefit plans:

     (In thousands)
     Accumulated postretirement benefit obligations:
       Retirees........................................$ 48,556
       Fully eligible active participants..............     497
       Other active participants.......................   4,962
                                                        -------
     Accumulated postretirement benefit obligation.....  54,015
     Unrecognized net loss.............................     113
                                                        -------
     Accrued postretirement benefit liability..........$ 53,902
                                                        =======

     The accumulated postretirement benefit obligation was determined using a discount rate of 8.5%, and a health care cost trend rate of 9.5% and 6.5% for pre-age-65 and post-age-65 employees, respectively, gradually decreasing to 4.5% and 5.0%, respectively, in the year 2003 and thereafter.

     Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation as of June 30, 1994, by approximately $2,122,000, and increase the net periodic postretirement benefit cost by approximately $245,000 for Fiscal 1994.

10.  INCOME TAXES
     ------------

     Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes".

     Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

     As permitted under SFAS 109, prior years' financial statements have not been restated. The Company elected the immediate recognition method and recorded a $2,412,000 charge representing the prior years' cumulative effect. This charge represents deferred taxes that had to be recorded related primarily to fixed assets, prepaid pension expenses, and inventory basis differences.

     As a result of Rexnord's adoption of SFAS 109 effective July 1, 1993, the Company recorded an after-tax charge to net earnings of $523,000, which represented the Company's share of Rexnord's cumulative effect for this change in accounting.

     The provision for income taxes from continuing operations is summarized as follows:

(In thousands)
                                        1994         1993         1992
                                      --------     --------     --------
Current:
  Federal..........................  $   4,976    $ (12,823)   $ (23,891)
  State............................        735        2,031          944
  Foreign..........................        204        1,152        3,618
                                      --------     --------     --------
                                         5,915       (9,640)     (19,329)

Deferred:
   Federal.........................     18,851         (533)      12,078
   State...........................        243       (1,003)         366
                                      --------     --------     --------
                                        19,094       (1,536)      12,444
                                      --------     --------     --------
Net tax provision (benefit)........  $  25,009    $ (11,176)   $  (6,885)
                                      ========     ========     ========

     The income tax provision for continuing operations differs from that computed using the statutory Federal income tax rate of 35% in 1994 and 34% in the 1993 and 1992 periods for the following reasons:

(In thousands)
                                        1994         1993         1992
                                      --------     --------     --------
Computed statutory amount.........   $  18,477    $ (18,578)   $  (9,198)
State income taxes, net of
  applicable federal tax benefit..         720          679          865
Foreign Sales Corporation benefit.        (228)        (222)        (305)
Nondeductible acquisition
  valuation items.................       4,431        2,053          969
Equity income and dividends.......        --         (2,979)      (1,620)
Tax on foreign earnings, net of
  tax credits.....................         352        3,337        2,166
Difference between book and tax
  basis of assets acquired and
  liabilities assumed.............       1,366          582          636
Tax benefit of operating losses
  not currently recognizable......        --          4,964         --
Other.............................        (109)      (1,012)        (398)
                                     ---------    ---------     --------
Net tax provision(benefit)........  $   25,009   $  (11,176)   $  (6,885)
                                     =========    =========     ========

     The following table is a summary of the significant components of the Company's deferred tax assets and liabilities as of June 30, 1994.

(In thousands)                           June 30, 1994
                                         -------------
Deferred tax assets:
  Accrued expenses.....................    $  9,797
  Asset basis differences..............       7,569
  Employee compensation and benefits...       5,328
  Environmental reserves...............       6,451
  Loss and credit carryforwards........      14,034
  Postretirement benefits..............      20,093
  Other................................       1,803
                                            -------
                                             65,075
Deferred tax liabilities:
  Asset basis differences..............     (43,296)
  Inventory............................      (9,870)
  Pensions.............................     (20,833)
  Other................................     (15,676)
                                           --------
                                            (89,675)
                                           --------
Net deferred tax liability.............   $ (24,600)
                                           ========

     For fiscal years prior to the change in method of accounting for taxes, the deferred income tax component of the income tax provision for continuing operations consists of the effect of timing differences related to:

(In thousands)                                   1993          1992
                                               -------       -------
Pension expense and employee benefits......   $  9,062      $  3,083
Depreciation...............................    (17,549)        3,602
Investment earnings (loss).................       (880)        3,591
Various reserves and accruals..............      6,078           191
Other......................................      1,753         1,977
                                               -------       -------
                                              $ (1,536)     $ 12,444
                                               =======       =======

     For tax purposes, the Company had available, at June 30, 1994, net operating loss ("NOL") carryforwards for regular Federal income tax purposes of approximately $32,000,000, which will expire as follows: $23,000,000 in year 2003, $2,000,000 in year 2008, and $7,000,000 in year 2009. The Company also had general business credit carryforwards for tax purposes of approximately $3,000,000, which will expire during the years 2000 through 2001.

     Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent that such earnings are intended to be repatriated. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently invested, or which would be offset by allowable foreign tax credits. At June 30, 1994, the amount of domestic taxes payable upon distribution of such earnings was not significant.

     On July 19, 1993, the Internal Revenue Service (the "Service") completed an examination of the Federal income tax returns for fiscal years ending October 31, 1985 and 1986, and February 28, 1987 for Rexnord Inc., which the Company acquired in 1987. Federal income tax on the adjustments originally proposed by the Service amounted to $15,600,000, excluding interest. In February, 1994, the Service reduced the adjustments and now proposes tax of approximately $10,700,000, excluding interest. The most significant adjustments involve treatment of professional fees incurred by Rexnord Inc. with respect to a proposed recapitalization of Rexnord Inc. The Company has protested the adjustments through the appeals process of the Service. The Company believes these adjustments will be reduced through the appeals process.

     In the opinion of management, adequate provision has been made for all income taxes and interest, and any liability that may arise for prior periods, as a result of the proposed adjustments, will not have a material effect on the financial condition or results of operations of the Company.

11.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES
     ----------------------------------------------

     The Company is carrying $23,981,000 and $24,015,000 of minority interest represented by the Series C Preferred Stock of FII in its balance sheet at June 30, 1994 and June 30, 1993, respectively. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999, and $7.00 per share thereafter.

     RHI purchased 800 shares of FII's Series C Preferred Stock in Fiscal 1994. There were 557,560 and 558,360 shares outstanding at June 30, 1994 and 1993, respectively.

12.  REDEEMABLE PREFERRED STOCK OF SUBSIDIARY
     ----------------------------------------

     The Company has classified the outstanding shares of Series A Preferred Stock of FII, a wholly-owned subsidiary, as a long-term liability. In January 1989, annual mandatory redemptions of 165,564 shares began at $45.00 per share plus any dividend in arrears. FII has the option of redeeming any or all of its shares, at $45.00 per share. Due to the merger of FII in August 1989 with a subsidiary of the Company, holders of the Series A Preferred Stock are entitled, at their option, but subject to compliance with certain covenants under FII's Credit Agreement, to redeem their shares for $27.18 in cash.

     On August 21, 1992, FII closed on an offer to exchange (the "Exchange Offer") on a one-for-one basis, up to 90% of the outstanding shares of Series A Convertible Preferred Stock of FII for shares of Series C Cumulative Preferred Stock of FII. The Exchange Offer resulted in an increase in FII's stockholders' equity of $25,126,000 (prior to fees and expenses) due to the Series C Preferred Stock not being mandatorily redeemable or convertible to cash. Approximately 56.8% of the outstanding shares of the Series A Preferred Stock were exchanged for shares of the Series C Preferred Stock. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999, and $7.00 per share thereafter. FII's requirement to redeem annually shares of Series A Preferred Stock has been reduced by the number of shares of Series A Preferred Stock exchanged for Series C Preferred Stock, i.e., by 558,360 shares. Both the Series A Preferred Stock and the Series C Preferred Stock are listed on the New York Stock Exchange.

     The Company purchased 4,000 shares of its Series A Preferred Stock in Fiscal 1994. The Company did not purchase any Series A Preferred Stock in Fiscal 1993. There were 420,701 and 424,701 shares outstanding at June 30, 1994 and June 30, 1993, respectively.

     Annual maturity redemption requirements for redeemable preferred stock, as of June 30, 1994, are as follows: $0 for 1995, $4,031,000 for 1996,
$7,450,000 for 1997, and $7,450,000 for 1998.

13.  EQUITY SECURITIES
     -----------------

     The Company had 13,406,109 shares of Class A common stock and 2,696,886 shares of Class B common stock outstanding at June 30, 1994. Class A common stock is traded on both the New York and Pacific Stock Exchange. There is no public market for the Class B common stock. Shares of Class A common stock are entitled to one vote per share and cannot presently be exchanged for shares of Class B common stock. Shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. During Fiscal 1994, 2,400 shares of Class B common stock were converted by shareholders into Class A common stock.

     RHI holds an investment in the Company's Class A common stock of approximately $44,606,000. The Company accounts for the Class A common stock held by RHI as Treasury Stock.

14.  STOCK OPTIONS, WARRANTS, AND DEFERRED PERFORMANCE INCENTIVE PLAN
     ----------------------------------------------------------------

     The Company has reserved 4,320,000 shares of Class A common stock for issue to key employees under the Company's 1986 Stock Option Plan. This plan authorizes the granting of options over a ten-year period at not less than the market value of the common stock at the time of the grant. The option price is payable in cash or, with the approval of the stock option committee of the Board of Directors, in shares of common stock, valued at fair market value at the time of exercise. The options normally terminate five years from their date of grant, subject to extension of up to 10 years or for a stipulated period of time after an employee's death or termination of employment.

     Stock Options Granted to Directors
     ----------------------------------

     On May 19, 1988, the Board of Directors approved the grant of 180,000 shares of stock options to six outside Directors of the Company at an exercise price of $6.04. In Fiscal 1990 and 1991, the Company granted and approved 75,000 and 60,000 options, respectively, to certain Directors.
These stock options expire five years from the date of the grant. The Board of Directors authorized the grant of stock options of 190,000 shares to outside Directors of the Company to replace expired stock options, subject to shareholder approval at the Company's next annual meeting.

     Stock option transactions are summarized below:

(In thousands          Shares     Shares under option plan
except per share     available   --------------------------
data)                for grant   1986     Other       Price
                     -----------------------------------------
July 1, 1991.......     463     1,559      191     $5.16-11.00
Granted............    (129)      129        -     $4.625-7.00
Exercised..........       -        (5)       -     $5.16-6.50
Canceled...........      40       (40)       -     $6.50-7.56
                     ---------------------------
June 30, 1992......     374     1,643      191     $4.625-11.00
Granted............    (291)      101      190     $4.125-4.25
Canceled...........     537      (387)    (150)    $5.16-9.125
                     ---------------------------
June 30, 1993......     620     1,357      231     $4.125-11.00
Granted............     (57)       27       30     $3.50-4.125
Canceled...........     124       (64)     (60)    $4.25-9.125
                     ---------------------------
June 30, 1994......     687     1,320      201     $3.50-11.00
                     ===========================

     Warrants
     --------

     At June 30, 1994, the Company had outstanding warrants to purchase 375,000 shares of the Company's common stock for $7.67 per share. The warrants can be used to purchase either Class A or B common stock and will expire on March 13, 1995.

     Deferred Performance Incentive Plan
     -----------------------------------

     On December 12, 1986, stockholders approved a deferred performance incentive plan to promote the financial interest of the Company and its stockholders. The plan awards performance incentive units which can convert into cash or equity awards, subject to certain limitations, which have a term of six years from the date of grant, based on the incremental increase in earnings per share over the base of Fiscal 1986 earnings per share, compounded annually by 15 percent.

     During Fiscal 1989, the Board of Directors authorized 250,000 units for grants which were subsequently approved by stockholders. At June 30, 1994, there were 220,000 incentive units outstanding and 50,000 incentive units available for grant. No expense was recognized in Fiscal 1994, 1993 or 1992 based on provisions of the plan.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     Statement of Financial Accounting Standards No. 107, ("SFAS No. 107") "Disclosures about Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. Certain of the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates the fair value.

     Investment Securities: Fair values for equity securities and investments in affiliates (including investments in affiliates accounted for under the equity method and not required to be presented under Statement 107) are based on quoted market prices, where available. For equity securities and investments in affiliates not actively traded, fair values are estimated by using quoted market prices of comparable instruments or, if there are no relevant comparables, on pricing models or formulas using current assumptions. The fair value of limited partnerships and other investments are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investment.

     Notes Receivable: Fair values of notes receivable are estimated by using discounted cash flow analyses, using a current market rate applicable to the yield, credit quality, and maturity of the investment.

     Short-term Borrowings: The carrying amounts of the Company's short-term borrowings approximate their fair values.

     Long-term Borrowings and Notes Payable: The carrying amounts of borrowings under the Company's bank Credit Agreement and current maturities of long-term debt approximate their fair value. The fair value of the Company's subordinated debentures and senior notes are based on quoted market prices, where available. For subordinated debentures not actively traded, fair values are estimated by using quoted market prices of comparable instruments. The fair value for the Company's other long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Minority Interest: The fair value for preferred stock of a subsidiary is based on the quoted market price.

     Redeemable Preferred Stock: The fair value for redeemable preferred stock of a subsidiary is based on the quoted market price.

     Off-balance-sheet Instruments: Fair values for the Company's off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. The current period's fair value of the Company's off-balance-sheet instruments is immaterial.

     The carrying amounts and fair values of the Company's financial instruments at June 30, 1994 and June 30, 1993 are as follows:

                                          June 30, 1994                   June 30, 1993
                                    ----------------------          ------------------------
                                    Carrying        Fair            Carrying         Fair
(In thousands)                       Amount         Value            Amount          Value
                                    --------        -----           --------         -----
Cash..............................  $102,368       $102,368         $ 70,099        $ 70,099
Investment Securities:
  Short-term equity securities....     3,348          3,443              503           3,245
  Short-term limited partnerships.     2,899          2,899            4,520           4,732
  Short-term other investments....       402            400              402             400
  Long-term equity securities.....     2,748          3,147            2,748           3,147
  Long-term limited partnerships..     3,396          3,508            5,808           7,141
  Long-term Bidermann investment..     9,314          9,314            9,700           9,700
Notes Receivable:
  Current.........................     1,426          1,362            4,228           4,550
  Long-term.......................     6,873          7,234            8,575           8,731
Short-term debt...................     3,974          3,974           56,492          56,492
Long-term debt:
  Bank credit agreement...........    97,315         97,315          102,700         102,700
  Subordinated debentures and
    senior notes .................   425,016        419,404          457,810         462,656
  Industrial revenue bonds........     1,500          1,500            1,506           1,506
  Capitalized leases..............     3,302          3,302            6,588           6,588
  Other...........................     6,278          6,278            8,185           8,185
Minority interest.................    23,981         21,675           24,015          18,425
Redeemable preferred stock of
  subsidiary......................    17,552         15,461           17,732          13,378

16.  RESTRUCTURING CHARGES
     ---------------------

     During the Fiscal 1994 period, as a result of the sustained soft worldwide demand for aircraft, aircraft engines and the resulting decline in new order rates and prices for aerospace fasteners, the Company has continued to undertake additional restructuring actions to further downsize, reduce costs, reduce cycle times and improve margins. These restructuring efforts include discontinuance of certain aircraft engine bolt and other product lines, increased cellularization of manufacturing processes, relocation of its New Jersey operations into California and re-engineering certain manufacturing processes and methods to meet increased customer quality standards.

     The Company recorded a pretax restructuring charge of $18,860,000 in Fiscal 1994 to cover the cost of the above mentioned restructuring activities, including the write down of goodwill and surplus assets related to certain product lines, severance benefits and the nonrecurring costs associated with the cellularization and reengineering of manufacturing processes and methods. Depending on future demand and prices of aerospace fasteners, the Company may take further restructuring actions in the future and may record additional restructuring charges for the cost of these activities.

     The Company recorded restructuring charges of $15,469,000 and $2,500,000 in Fiscal 1993 and 1992, respectively, relating to the downsizing of fastener operations in Europe and California, and severance and early retirement benefits for terminated employees.

17.  UNUSUAL ITEMS
     -------------

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption has caused increased costs and reduced revenues in the Fiscal 1994 third and fourth quarters. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company has recorded an unusual pretax loss of $4,000,000 in Fiscal 1994 in the Aerospace Fasteners segment to cover the estimated net cost of the damages and related business interruption caused by the earthquake. An insurance claim of $5,900,000 has been recorded for recoverability of costs related to business interruption and property damage. In addition, the Company recorded a write down of $2,000,000 relating to this real estate which is now included in net assets held for sale.

18.  RELATED PARTY TRANSACTIONS
     --------------------------

     Corporate office administrative expense recorded by FII was billed to the Company on a monthly basis during 1994, 1993 and 1992. These costs represent the cost of services incurred on behalf of affiliated companies. Each of these affiliated companies has reimbursed FII for such services.

     The Company and its subsidiaries are all parties to a tax sharing agreement whereby the Company files a consolidated federal income tax return and the subsidiaries make payments to the Company based on the amount of federal income taxes, if any, the subsidiary would have paid if it had filed a separate tax return.

     The Aerospace Fasteners segment had sales to Banner Aerospace, Inc. a 47.2% affiliate of RHI, of $5,680,000, $8,750,000 and $10,941,000 in 1994,
1993 and 1992, respectively.

19.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Leases
     ------

     The Company leases certain of its facilities and equipment under capital and operating leases. The following is an analysis of the assets under capital leases included in property, plant and equipment:

     (In thousands)
                                           June 30,
     Description                             1994
     -----------                           --------
     Machinery and equipment............   $ 13,376
     Less:  Accumulated depreciation....     (5,665)
                                            -------
                                           $  7,711
                                            =======

Future minimum lease payments:

                                           Operating          Capital
(In thousands)                              Leases            Leases
                                            ------            ------
     1995..............................    $ 7,812           $ 2,428
     1996..............................      6,740               994
     1997..............................      5,858               256
     1998..............................      5,207                 8
     1999..............................      4,868              --
     Thereafter........................      4,378              --
                                            ------            ------
                                           $34,863             3,686
                                            ======
Less:  Amount representing interest....                         (384)
                                                              ------
Present value of capital lease
  obligations..........................                      $ 3,302
                                                              ======

     Rental expense on operating leases for the years ended June 30, 1994, 1993, and 1992 was $7,193,000, $9,575,000 and $10,410,000, respectively.

     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in 1995, and approximately $11,397,000 over the remaining 5-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessors from any losses related to such guaranties.

CL Motor Freight Litigation
- ---------------------------

     The Workers Compensation Bureau of the State of Ohio is seeking reimbursement from the Company for approximately $5,400,000 for CL workers compensation claims which were insured under a self-insured workers compensation program of CL. The Company has contested a significant portion of this claim.

Government Claims
- -----------------

     In 1989, the Company learned through its own quality assurance procedures, and voluntarily disclosed to its customers and the Department of Defense, that certain units of VSI had not performed certain production lot tests mentioned in the military specifications for some limited product lines. The Company does not believe that VSI's level of testing resulted in shipment of unsafe products or that purchasers were otherwise damaged, and the government subsequently reduced certain test requirements. In May 1994, VSI settled this matter with the government by payment of $330,000.

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986, in indirect costs rates and labor charging practices of a former subsidiary of the Company. The Company entered into settlement discussions with the Department of Justice to attempt to resolve these claims and has reached an agreement in principle with the government to settle this matter for $5,000,000, payable in six equal semi-annual installments, with interest at 6% per year. The unpaid balance will likely be collateralized by certain excess real estate. If the settlement is not consummated, the government may initiate suit under the False Claims Act, seeking treble damages and penalties, and under the Truth in Negotiation Act, seeking a price reduction on certain contracts and subcontracts.

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare a cost impact proposal relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has entered into discussions with the government to attempt to resolve these pension accounting issues.

Civil Litigation
- ----------------

     Maurice Bidermann Litigation
     ----------------------------

     The Company commenced an action in the United States District for the Southern District of New York, following the breach by Maurice Bidermann ("Bidermann") of an agreement under which Bidermann was to have paid the Company an aggregate sum of approximately $22,500,000, of which Bidermann paid $10,000,000. Additional installments, of $5,000,000 each, were due from Bidermann on December 31, 1992, and June 30, 1993, both of which Bidermann failed to pay. On July 7, 1993, the United States District Court ordered Bidermann to pay the Company the full amount of its claim, $12,947,000, plus interest. Following receipt of the Court's order, Bidermann filed for protection under Chapter 11 of the United States Bankruptcy Code; however, subsequent to the 1994 fiscal year end, on motion of the Company, the Bankruptcy Court dismissed Bidermann's Chapter 11 proceedings. Prior to Bidermann's filing for protection under Chapter 11, and continuing subsequent to the Bankruptcy Court's dismissal of the proceedings, the Company attached substantially all assets of Bidermann. In addition, the Company holds shares and warrants of Bidermann Industries, USA, Inc., all of which shares and warrants Bidermann had originally agreed to purchase from the Company for $22,500,000. The collectibility of this judgement, which has been affirmed by the United States Court of Appeals, will depend in part upon the Company's ability to realize sufficient amounts from its attachments, and the value of the shares and warrants held.

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

Other Matters
- -------------

     The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company, either on its own or through its insurance carriers, is contesting these matters.

     In the opinion of management, the ultimate resolution of the legal proceedings, including those discussed above, will not have a material adverse effect on the financial condition or the future operating results of the Company.

20.  BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company's operations are conducted in three principal business segments. The Aerospace Fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems. The Industrial Products segment is engaged in (i) the manufacture of tooling and injection control systems for the plastic injection molding and die casting industries,
(ii) the supply of modems for use in high speed digitized voice and data communications and (iii) a designer and manufacturer of wet processing tools, equipment and systems. The Communications Services segment which provides telecommunication services to office buildings. Intersegment sales are insignificant to the sales of any segment.

     Identifiable assets represent assets that are used in the Company's operations in each segment at year end. Corporate assets are principally in cash, marketable securities, prepaid pension costs, assets held for sale, and property maintained for general corporate purposes.

     The Company's financial data by business segment is as follows:

(In thousands)
                                          1994         1993         1992
                                       ---------    ---------    ---------
Sales by Business Segment:
  Aerospace Fasteners..............    $ 203,456    $ 247,080    $ 299,270
  Industrial Products (1)..........      166,499      148,449      132,238
  Communications Services..........       74,190       68,038       58,272
                                       ---------    ---------    ---------
Total Segment Sales................    $ 444,145    $ 463,567   $  489,780
                                       =========    =========    =========
Operating Income by Segment:
  Aerospace Fasteners (2)..........    $ (32,208)   $ (15,398)  $   15,654
  Industrial Products (1)..........       21,024       19,081       15,250
  Communications Services..........       16,483       14,688       13,399
                                       ---------    ---------    ---------
Total Segment Operating Income.....        5,299       18,371       44,303

  Corporate Administrative Expense.      (16,868)     (19,506)     (21,979)
  Other Corporate Income...........        2,231        5,309        3,662
                                       ---------    ---------    ---------
Total Consolidated Operating
  Income (Loss)....................    $  (9,338)   $   4,174   $   25,986
                                       =========    =========    =========
Capital Expenditures:
  Aerospace Fasteners..............    $   4,320    $   5,711   $   11,471
  Industrial Products..............        3,997        4,002        5,041
  Communications Services..........        7,775        5,792       10,040
  Corporate and Other..............          187           91        9,322
                                       ---------    ---------    ---------
Total Capital Expenditures.........    $  16,279    $  15,596   $   35,874
                                       =========    =========    =========
Depreciation and Amortization:
  Aerospace Fasteners..............    $  14,373    $  14,280   $   12,525
  Industrial Products..............        6,765        6,154        5,791
  Communications Services..........        8,948        7,936        6,192
  Corporate and Other..............        6,141        5,585        4,543
                                       ---------    ---------    ---------
Total Depreciation and Amortization    $  36,227    $  33,955   $   29,051
                                       =========    =========    =========
                                        June 30,     June 30,     June 30,
                                         1994         1993         1992
                                       ---------    ---------    ---------
Identifiable Assets:
  Aerospace Fasteners..............    $ 306,008    $ 337,185   $  373,651
  Industrial Products..............      164,632      146,754      148,053
  Communications Services..........       79,087       78,752       72,528
  Corporate and Other..............      363,802      398,191      415,144
                                       ---------    ---------    ---------
Total Identifiable Assets..........    $ 913,529    $ 960,882   $1,009,376
                                       =========    =========    =========

(1) - Included in Fiscal 1994 are the results of Fairchild Data Corporation.
Sales from this division, formerly included in net assets held for sale, and not included in the results of operations, were $15,432,000 and $13,624,000 for Fiscal 1993 and 1992, respectively. The impact of this division's earnings on the prior periods was immaterial.

(2) - Includes charges to reflect the cost of restructuring of $18,860,000, $15,469,000 and $2,500,000 in Fiscal 1994, 1993 and 1992, respectively, and an unusual loss from earthquake damage and business interruption of $4,000,000 in Fiscal 1994.

21.  FOREIGN OPERATIONS AND EXPORT SALES
     -----------------------------------

     The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area. The Company's financial data by geographic area is as follows:

(In thousands)
                                         1994         1993         1992
                                       ---------    ---------    ---------
Sales by Geographic Area:
  United States....................   $  358,614   $  369,343   $  394,148
  Europe...........................       76,366       85,479       89,208
  Other............................        9,165        8,745        6,424
                                       ---------    ---------    ---------
Total Sales........................   $  444,145   $  463,567   $  489,780
                                       =========    =========    =========
Operating Income by Geographic Area:
  United States....................   $   (1,011)  $   15,390   $   34,285
  Europe...........................        5,847        2,034        9,011
  Other............................          463          947        1,007
                                       ---------    ---------    ---------
Total Segment Operating Income.....   $    5,299   $   18,371   $   44,303
                                       =========    =========    =========

                                       June 30,     June 30,     June 30,
                                         1994         1993         1992
Identifiable Assets by Geographic      ---------    ---------    ---------
Area:
  United States....................   $  458,621   $  479,751   $  509,922
  Europe...........................       86,545       78,176       81,080
  Other............................        4,561        4,764        3,230
  Corporate and other assets.......      363,802      398,191      415,144
                                       ---------    ---------    ---------
Total Identifiable Assets..........   $  913,529   $  960,882   $1,009,376
                                       =========    =========    =========

     Export sales are defined as sales to customers in foreign countries by the Company's domestic operations. Export sales amounted to the following:

(In thousands)
                                         1994         1993         1992
                                       ---------    ---------    ---------

Export Sales
  Europe...........................   $   12,692   $   15,297   $   20,661
  Other............................       16,593       13,546       16,545
                                       ---------    ---------    ---------
Total Export Sales.................   $   29,285   $   28,843   $   37,206
                                       =========    =========    =========

22.  QUARTERLY FINANCIAL INFORMATION(UNAUDITED)
     ------------------------------------------

     The following table of quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

                                              Quarter Ended
(In thousands, except per     --------------------------------------------
share data)                      Oct. 3     Jan. 2     Apr. 3     June 30
                                  1993       1994       1994       1994
                              --------------------------------------------
1994:
Net sales....................   $110,491    $108,830   $112,836   $111,988
Gross profit.................     22,962      25,875     27,138     30,289
Earnings (loss) from
  continuing operations......    (11,151)     70,467    (11,195)   (20,338)
Loss from discontinued
  operations, net............        (29)        (29)      (259)       (51)
Extraordinary items, net.....       --          --         (147)      (496)
Cumulative effect of change
  in accounting for post-
  retirement benefits, net...     (8,015)       --         --         --
Cumulative effect of change
  in accounting for income
  taxes, net.................     (2,935)       --         --         --
                                 -------     -------    -------    -------
Net earnings (loss) available
  to common stockholders.....   $(22,130)   $ 70,438   $(11,601)  $(20,885)
                                 =======     =======    =======    =======
Earnings per share:
  Primary and Fully Diluted:
    Earnings (loss) from
      continuing operations..   $   (.69)   $   4.37   $   (.69)  $  (1.27)
    Loss from discontinued
      operations, net........       --          --         (.02)      --
    Extraordinary items, net.       --          --         (.01)      (.03)
    Cumulative effect of
      change in accounting
      for postretirement
      benefits, net..........       (.50)       --         --         --
    Cumulative effect of
      change in accounting
      for income taxes, net..       (.18)       --         --         --
                                 -------     -------    -------    -------
    Net earnings (loss) share   $  (1.37)   $   4.37   $   (.72)  $  (1.30)
                                 =======     =======    =======    =======

                                              Quarter Ended
(In thousands, except         --------------------------------------------
per share data)                 Sept. 27    Dec. 27    Mar. 28    June 30
                                  1992       1992       1993       1993
                              --------------------------------------------
1993:
Net sales....................   $118,100    $116,548   $114,399   $114,520
Gross profit.................     31,918      29,665     27,648     23,335
Loss from continuing
 operations..................     (3,000)     (7,858)   (10,752)   (21,855)
Earnings (loss) from discon-
  tinued operations..........        (37)        (36)       (35)        83
Extraordinary items - net....    (12,224)         23          4       (417)
                                 -------     -------    -------    -------
Net loss available to common
  stockholders...............   $(15,261)   $ (7,871)  $(10,783)  $(22,189)
                                 =======     =======    =======    =======
Earnings per share:
  Primary and Fully Diluted:
    Loss from continuing
      operations............    $   (.19)   $   (.49)  $   (.67)  $  (1.36)
    Earnings from
      discontinued operations       --          --         --          .01
    Extraordinary items......       (.76)       --         --         (.03)
                                 -------     -------    -------    -------
    Net loss per share.......   $   (.95)   $   (.49)  $   (.67)  $  (1.38)
                                 =======     =======    =======    =======

     Earnings (loss) from continuing operations includes charges to reflect the cost of restructuring the Company's Aerospace Fasteners Segment, of $9,903,000 and $8,957,000 in the second and fourth quarters of Fiscal 1994, respectively, and $1,500,000, $932,000 and $13,037,000 in the second, third and fourth quarters of Fiscal 1993, respectively. The Company recorded an unusual loss in the third and fourth quarter of Fiscal 1994 of $3,200,000 and $3,493,000, respectively, to cover the estimated net cost of the damages and related business interruption caused by an earthquake and the write down of real estate and other assets.

     The second quarter of Fiscal 1994 includes non-recurring income of $129,094,000, net pre-tax, from the gain on the sale of the Company's 43.9% stock interest in Rexnord.

     Extraordinary items includes an extraordinary charge of $11,804,000, net of tax, in the first quarter of Fiscal 1993 relating to the Company's share of Rexnord's extraordinary charge associated with the Rexnord
Recapitalization. Other extraordinary items relate to the early extinguishment of debt by the Company.

     The Fiscal 1994 first and second quarter data presented vary from the amounts previously reported in Form 10-Q due to the Company's decision not to sell a division which was included in net assets held for sale, and not included in the results of operations. Sales from the division were $4,141,000 and $3,438,000 in the first and second quarters, respectively, of
Fiscal 1994.   Earnings from the division had no material effect during these periods.

                   Report of Independent Public Accountants
                   ----------------------------------------



To The Fairchild Corporation:

We have audited the accompanying consolidated balance sheets of The Fairchild Corporation (a Delaware corporation) and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended June 30, 1994, 1993 and 1992.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation and subsidiaries as of June 30, 1994 and 1993, and the results of their operations and their cash flows for the years ended June 30, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.

As discussed in Notes 9 and 10 to the Consolidated Financial Statements, effective July 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions, and income taxes.





                                              Arthur Andersen LLP

Washington, D.C.
August 26, 1994

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------

     None.

                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
- ---------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the 1994 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

     The information required by this Item is incorporated herein by reference from the 1994 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the 1994 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the 1994 Proxy Statement.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

     The following documents are filed as part of this Report:

(a)(1)  Financial Statements.

     All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K (see index on Page 30).

(a)(2)  Financial Statement Schedules and Report of Independent Public
        Accountants.

        Schedule Number             Description                Page Number
        ---------------             -----------                -----------

             VIII          Valuation and Qualifying Accounts        85

               IX          Short-Term Borrowings                    85

                X          Supplementary Income Statement
                           Information                              86

     All other schedules are omitted because they are not required, are inapplicable, or the information is included in the consolidated financial statements or notes thereto.

                 Report of Independent Public Accountants
                 ----------------------------------------


To The Fairchild Corporation:

We have audited in accordance with generally accepted auditing standards, the Consolidated Financial Statements of The Fairchild Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated August 26, 1994. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index on page 73 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                          Arthur Andersen LLP

Washington, D.C.
August 26, 1994

(a)(3)  Exhibits.

3   (a)     Registrant's Restated Certificate of Incorporation
            (incorporated by reference to Exhibit "C" of Registrant's
            Proxy Statement dated October 27, 1989).

    (b) Registrant's Amended and Restated By-Laws (incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1990 (the "1990 10-K")).

4   (a)     Specimen of Class A Common Stock certificate (incorporated by reference to Registration Statement No. 33-15359 on Form S-2).

    (b) Specimen of Class B Common Stock certificate (incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989 10-K")).

    (c) Form of Indenture between Registrant and J. Henry Schroder Bank & Trust Company, pursuant to which Registrant's 13-1/8% Subordinated Debentures due 2006 (the "Senior Debentures") were issued (the "Debenture Indenture"), and specimen of Senior Debenture (incorporated by reference to Registration Statement No. 33-3521 on Form S-2).

    (d) First Supplemental Indenture dated as of November 26, 1986, to the Debenture Indenture (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986 (the "December 1986 10-Q").

    (e) Form of Indenture between Registrant and Manufacturers Hanover Trust Company pursuant to which Registrant's 12-1/4% Senior Subordinated Notes due 1996 (the "Senior Notes") were issued (the "Note Indenture"), and specimen of Senior Note (incorporated by reference to Registration Statement No. 33-03521 on Form S-2).

    (f) First Supplemental Indenture dated as of November 26, 1986, to the Note Indenture (incorporated by reference to the December 1986 10-Q).

    (g) Indenture between Registrant and Connecticut National Bank (as successor to National Westminster Bank) dated as of October 15, 1986, pursuant to which Registrant's Intermediate Subordinated Debentures due 2001 (the "Intermediate Debentures") were issued, and specimen of Intermediate Debenture (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986 (the "September 1986 10-Q")).

    (h) Indenture between Rexnord Acquisition Corp. ("RAC") and Bank of New York (as successor to Irving Trust Company) dated as of March 2, 1987, pursuant to which RAC's Senior Subordinated Debentures due 1999 (the "Rexnord Senior Debentures") were issued (the "Rexnord Senior Indenture"), and specimen of Rexnord Senior Debenture incorporated by reference from Registrants Annual Report on Form 10-K for fiscal year ended June 30, 1987 (the "1987 10-K").

    (i) First Supplemental Indenture between Rexnord Inc. ("Rexnord") (as successor to RAC) and Irving Trust Company dated as of July 1, 1987, to the Rexnord Senior Indenture (incorporated by reference to Registration Statement No. 33-15359 on Form S-2).

    (j) Second Supplemental Indenture between Rexnord Holdings Inc. ("Rexnord Holdings") (as successor to Rexnord) and Irving Trust Company dated as of August 16, 1988, to the Rexnord Senior Indenture (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (the "1988 10-K")).

    (k) Indenture between Registrant and Norwest Bank Minneapolis, N.A. dated as of March 2, 1987, pursuant to which Registrant's Junior Subordinated Debentures due 2007 (the "Junior Debentures") were issued, and specimen of Junior Debenture (incorporated by reference to Final Amendment to Tender Offer Statement on
            Schedule 14D-1 of Banner Acquisition Corp. ("BAC") dated March 9,
            1987).

    (l) First Supplemental Indenture between Registrant and Norwest Bank, Minnesota Bank, N.A., dated as of February 28, 1991, to Indenture dated as of March 2, 1987, relating to the Junior Debentures (incorporated by reference to the 1991 10-K).

    (m) Securities Purchase Agreement dated as of October 15, 1986, by and among Registrant and each of the Purchasers of the Intermediate Debentures (incorporated by reference to the September 1986 10-Q).

    (n) Securities Purchase Agreement dated as of March 2, 1987, by and among Registrant, RAC and each of the Purchasers of the Junior Debentures, the Rexnord Senior Debentures and other securities (incorporated by reference to the 1987 10-K).

    (o) Registration Rights Agreement dated as of October 15, 1986, by and among Registrant and each of the purchasers of the Intermediate Debentures (incorporated by reference to the September 1986 10-Q).

    (p) Registration Rights Agreement dated as of March 2, 1987, by and among Registrant, RAC and each of the purchasers of the Junior Debentures, the Rexnord Senior Debentures and other securities (incorporated by reference to Registrant's Report on Form 8-K dated March 17, 1987).

    (q) Indenture between Rexnord and First Wisconsin Trust Company dated as of June 1, 1983 (the "Rexnord Indenture"), First Supplemental Indenture between Rexnord and First Wisconsin Trust Company dated as of October 1, 1984 to the Rexnord Indenture, pursuant to which Rexnord's Debentures due 1994 (the "Rexnord Debentures") were issued, and specimen of Rexnord Debenture (incorporated by reference to Form 8-A of Rexnord, dated October 3, 1984).

    (r) Second Supplemental Indenture among Rexnord, Rexnord Holdings and First Wisconsin Trust Company dated as of August 16, 1988, to the Rexnord Indenture (incorporated by reference to the 1988 10-K).

    (s) Indenture dated as of November 1, 1982, between Fairchild Industries, Inc. ("Fairchild") and Continental Illinois National Bank and Trust Company of Chicago, pursuant to which certain debt securities of Fairchild were issued (incorporated by reference to Registration Statement No. 2-80009 on Form S-3).

    (t) Indenture dated as of January 1, 1978 between Fairchild and Bankers Trust Company, pursuant to which Fairchild's 9-3/4% Subordinated Debentures due April 1, 1988 were issued (incorporated by reference to Registration Statement No. 2-60451 on Form S-7).

    (u) Indenture dated as of March 1, 1991, between Registrant and Sovran Bank, N.A., pursuant to which the Registrant's 14% Senior Secured Notes were issued (incorporated by reference to the 1991 10-K).

    (v) Indenture date as of August 1, 1992, between Fairchild and NationsBank, N.A. pursuant to which Fairchild's 12 1/4% Senior Secured Notes were issued (incorporated by reference to the 1992 10-K).

 10 (a) Restated and Amended Credit Agreement (the "RHI Credit Agreement") dated as of July 27, 1992 (incorporated by reference to the 1992 10-K).

    (a)(i) Amendment No. 1, dated as of June 30, 1994, to the Restated and Amended Credit Agreement dated as of July 27, 1992 (incorporated by reference to the 1993 10-K).

   *(a)(ii) Amendment No. 2, dated as of October 1, 1993, to Restated and
            Amended Credit Agreement dated as of July 27, 1992.

   *(a)(iii)Amendment No. 3, dated as of December 23, 1993, to Restated and
            Amended Credit Agreement dated as of July 27, 1992.

   *(a)(iv) Amendment No. 4, dated as of March 31, 1994, to Restated and
            Amended Credit Agreement dated as of July 27, 1992.

    (b) Securities Purchase Agreement dated as of August 15, 1988, by and among Registrant, Rex-PT, Inc. ("Rex-PT"), Rex-PT Holdings Inc. ("Rex-PT Holdings") and certain Purchasers, including (i) as
            Exhibit 2, Debt Registration Rights Agreement dated as of August 15, 1988, by and among Rex-PT and certain Purchasers, (ii) as
            Exhibit 3, Common Stock Registration Rights Agreement dated as of August 16, 1988, by and among Rex-PT Holdings and certain Purchasers, and (iii) as Exhibit 4, Stockholders' Agreement dated as of August 16, 1988, by and among Registrant, Rex-PT Holdings, Rexnord Holdings and certain holders of Rex-PT Holdings common stock (incorporated by reference to the August 16, 1988 8-K).

    (c) Form of Securities Purchase Agreement among Rex-PT Holdings, Rex-PT, Registrant and Rex-PT Investors Inc. ("Rex-PT
            Investors") (incorporated by reference to Registrant's Current Report on Form 8-K dated September 29, 1988 (the "September 29, 1988 8-K")).

    (d) Form of Agreement of Merger between Rex-PT Holdings and Rex-PT Investors (incorporated by reference to the September 29, 1988 8-K).

    (e) Form of Securities Purchase Agreement among Rex-PT Investors, Rex-PT Holdings, Rex-PT, Registrant and certain purchasers (incorporated by reference to the September 29, 1988 8-K).

    (f) Form of Stockholders' Agreement among Rex-PT Holdings, Registrant, Rexnord Holdings and Rex-PT Investors (incorporated by reference to the September 29, 1988 8-K).

    (g) Form of Voting Trust Agreement among certain holders of Rex-PT Holdings common stock (incorporated by reference to the September 29, 1988 8-K).

    (h) Form of Amended and Restated Common Stock Registration Rights Agreement among Rex-PT Holdings and certain purchasers (incorporated by reference to the September 29, 1988 8-K).

    (i) Form of Common Stock Registration Rights Agreement between Rex-PT Holdings and Rex-PT Investors (incorporated by reference to the September 29, 1988 8-K).

    (j) Form of Common Stock Registration Rights Agreement between Rex-PT Holdings and Rexnord Holdings (incorporated by reference to the September 29, 1988 8-K).

    (k) Form of Registration Rights Agreement among Rex-PT Holdings, Rexnord Holdings and Rex-PT Investors (incorporated by reference to the September 29, 1988 8-K).

    (l) Form of Registration Rights Agreement among Rex-PT Holdings, Rexnord Holdings and certain purchasers (incorporated by reference to the September 29, 1988 8-K).

    (m) Form of Amended and Restated Stockholders' Agreement among Rex-PT Holdings, Registrant, Rexnord Holdings and certain investors (incorporated by reference to the 1988 10-K).

    (n) Share Purchase Agreement dated October 4, 1988, by and between Rexnord Holdings, Registrant, ChemRex Inc. and SKY Alloys, Inc., ABM Investments Ltd., SKW Bauchemie GmbH and SKW Trostberg AG (incorporated by reference to Registrant's Current Report on Form 8-K dated November 15, 1988 (the "November 15, 1988 8-K)).

    (o) Asset Purchase Agreement dated November 15, 1988, by and among Rexnord Holdings, ChemRex Inc. and J.W. Brett, Inc. (incorporated by reference to the November 15, 1988 8-K).

    (p) Asset Purchase Agreement dated as of December 16, 1988, between Rexnord Holdings and Ilium Industries, Inc. (the "Ilium Agreement"); Amendment to the Ilium Agreement dated as of February 21, 1989; and Second Amendment to the Ilium Agreement dated as of March 15, 1989) (incorporated by reference to Registrant's Current Report on Form 8-K dated March 17, 1989).

    (q) Agreement and Plan of Merger dated as of May 7, 1989, among Registrant, Specialty Fastener Holdings, Inc. and Fairchild, and Amendment thereto dated May 12, 1989 (incorporated by reference to Registrant's Current Report on Form 8-K dated June 19, 1989).

    (r) Assets Purchase Agreement dated May 31, 1989, among Matra S.A., AERO Acquisition Corp., Registrant and Fairchild Acquisition Corp. ("FAC") (incorporated by reference to Exhibit (a)(10) to Amendment No. 2 to Tender Offer Statement on Schedule 14D-1 and
            Schedule 13D of Registrant and FAC, dated May 31, 1989).

    (s) Share Purchase Agreement dated as of October 31, 1990, among Registrant, Banner Investments, Inc., North West Water Inc. and North West Water Group PLC (the "Envirex Agreement")
            (incorporated by reference to Form 8-K dated November 30, 1990).

    (t) Amendments 1 - 6 to the Envirex Agreement (incorporated by reference to 1991 10-K).

    (u) Stock Purchase Agreement dated as of November 13, 1990, by and between Registrant, Thompson Holding Company, Inc., Thompson Aircraft Tire Corporation, a Delaware corporation, Thompson Aircraft Tire Corporation, a Florida corporation and Bridgestone Corporation (incorporated by reference to Form 8-K dated January 18, 1991).

    (v) Option Sale Agreement dated December 26, 1990 by and between Rexnord Holdings Inc. and Zaria, Inc. (incorporated by reference to 1991 10-K).

    (w) Stock Purchase Agreement dated as of June 28, 1991 by and between Sovereign Air Limited and S.A. Holdings, Inc.
            (incorporated by reference to 1991 10-K).

    (x)     Agreement dated as of June 28, 1991 between  Banner
            Investments, Inc. and Rexnord Holdings, Inc. (incorporated by reference to 1991 10-K).

    (y) Agreement dated November 8, 1990, by and among Registrant and Columbia Savings and Loan (incorporated by reference to 1991 10-K).

    (z) Escrow and Amendment to Purchase Agreement as entered on January 24, 1991 among Registrant, Columbia Savings and Loan and Citibank, N.A. (incorporated by reference to 1991 10-K).

    (a)(a) Stock Purchase Agreement dated as of February 7, 1992 among Registrant, Thompson Aircraft Tire Corporation and Aero Tires & Brakes, Inc. (incorporated by reference to 1993 10-K).

    (b)(b) Exchange and Standstill Agreement dated June 19, 1992 by and among Registrant, Rexnord Holdings Inc. and Rex-PT Holdings, Inc. (incorporated by reference to 1992 10-K).

    (c)(c) Registration Rights Agreement dated July 9, 1992 between Rexnord Corporation and Rexnord Holdings Inc. (incorporated by reference 1993 10-K).

    (d)(d) Allocation Agreement dated April 13, 1992 by and among The Fairchild Corporation, RHI Holdings, Inc., Rex-PT Holdings, Rexnord Corporation, Rexnord Puerto Rico, Inc. and Rexnord Canada Limited (incorporated by reference to 1992 10-K).

    (e)(e) Trademark Purchase Agreement dated April 13, 1992 by and between Rexnord Corporation and RHI Holdings, Inc. (incorporated by reference to 1992 10-K).

    (f)(f) Deferred Compensation Agreement between Registrant and Samuel J. Krasney dated July 14, 1972, as amended November 17, 1978, September 3, 1985 (the "Krasney Deferred Compensation Agreement") (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1985).

    (g)(g) Amendment to the Krasney Deferred Compensation Agreement dated September 6, 1990 (incorporated by reference to 1991 10-K).

    (h)(h) Incentive Compensation Bonus Arrangement (description incorporated by reference to Registrant's Proxy Statement dated October 26, 1988).

    (i)(i) Amended and Restated Employment Agreement between Registrant and Samuel J. Krasney dated April 24, 1990 (incorporated by reference to the 1990 10-K).

    (j)(j) Letter Agreements dated August 4, 1994 among Samuel J. Krasney, The Fairchild Corporation and Jeffrey J. Steiner (incorporated by reference to 1993 10-K).

    (k)(k) Amendment to the Krasney Option dated October 18, 1985 (incorporated by reference to the 1989 10-K).

    (l)(l) Second Amendment to the Krasney Option dated April 30, 1986 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1986).

    (m)(m) Amended and Restated 1986 Deferred Performance Incentive Plan of Banner Industries, Inc. (the "Deferred Incentive Plan") (incorporated by reference to the 1988 10-K).

    (n)(n) 1988 U.K. Stock Option Plan of Banner Industries, Inc. (incorporated by reference to the 1988 10-K).

    (o)(o) Description of grants of stock options to non-employee directors of Registrant (incorporated by reference to the 1988 10-K).

    (p)(p) Amended and Restated Employment Agreement between Registrant and Jeffrey J. Steiner dated September 10, 1992 (incorporated by reference to 1993 10-K).

    (q)(q)  Agreement dated as of November 8, 1988 between Samuel J.
            Krasney and Registrant, and Amendment No. 1 thereto dated as of January 23, 1989, regarding exercise of performance incentive units granted under the Deferred Incentive Plan (incorporated by reference to the 1989 10-K).

    (r)(r) Agreement dated as of November 8, 1988 between Jeffrey J. Steiner and Registrant, and Amendment No. 1 thereto dated as of January 23, 1989, regarding exercise of performance incentive units granted under the Deferred Incentive Plan (incorporated by reference to the 1989 10-K).

    (s)(s) Letter Agreement dated October 23, 1991 between Registrant and Eric I. Steiner (incorporated by reference to 1992 10-K).

    (t)(t) Letter Agreement dated October 23, 1991 between Registrant and John D. Jackson (incorporated by reference to 1992 10-K).

    (u)(u) Letter Agreement dated October 23, 1991 between Registrant and Michael T. Alcox (incorporated by reference to 1992 10-K).

    (v)(v) Letter Agreement dated October 23, 1991 between Registrant and Donald E. Miller (incorporated by reference to 1992 10-K).

    (w)(w) Letter Agreement dated October 23, 1991 between Registrant and John L. Flynn (incorporated by reference to 1992 10-K).

    (x)(x) Letter Agreement dated April 8, 1994 between Registrant and Thomas Flaherty (incorporated by reference to 1993 10-K).

    (y)(y) Purchase Agreement by and between BTR Dunlop Holdings, Inc., RHI Holdings, Inc., and Registrant, dated as of December 2, 1993 (incorporated by reference to Registrant's current report on Form 8-K dated December 23, 1993.

 11 Computation of earnings per share (found at Note to Registrant's Consolidated Financial Statements for the fiscal year ended June 30, 1994).

*22         List of significant subsidiaries of Registrant.

*23 Consent of Arthur Andersen LLP, independent public accountants.

 28         Financial statements, related notes thereto and Auditors'
            Report of Banner Aerospace, Inc. for the fiscal year ended March 31, 1994 (incorporated by reference to the Banner Aerospace, Inc. Form 10-K for fiscal year ended March 31, 1994).

 99(a)      Registrant's press release, dated December 23, 1993
            (incorporated by reference to Registrants Form 8-K dated December 23, 1993).


*Filed herewith.

(b)  Reports on Form 8-K

     Registrant filed no reports on Form 8-K during the last quarter of Fiscal 1994.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    THE FAIRCHILD CORPORATION

                    By:  Michael T. Alcox
                         -------------------------
                         Senior Vice President and
                         Chief Financial Officer


                    By:  Christopher Colavito
                         -------------------------
                         Vice President and
                         Controller

                         Date:  September 21, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.

     Name, Title, Capacity                        Date
     ---------------------                        ----

     Jeffrey J. Steiner                           September 21, 1994
     -------------------------------
     Chairman, Chief Executive
     Officer, President and Director

     Samuel J. Krasney                            September 21, 1994
     -------------------------------
     Vice Chairman and Director

     Michael T. Alcox                             September 21, 1994
     -------------------------------
     Senior Vice President, Chief
     Financial Officer and Director

     Philip David                                 September 21, 1994
     -------------------------------
     Director

     Christopher Colavito                         September 21, 1994
     -------------------------------
     Vice President and Controller

     Harold J. Harris                             September 21, 1994
     -------------------------------
     Director

     Herbert S. Richey                            September 21, 1994
     -------------------------------
     Director

     Frederick W. McCarthy                        September 21, 1994
     -------------------------------
     Director

     Eric I. Steiner                              September 21, 1994
     -------------------------------
     Senior Vice President and
     Director

     Mortimer M. Caplin                           September 21, 1994
     -------------------------------
     Director

     Thomas J. Flaherty                           September 21, 1994
     -------------------------------
     Chief Operating Officer and
     Director
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
- --------------------------------------------------------------

     Changes in the allowance for doubtful accounts are as follows:

                                         For the Years Ended June 30,
(In thousands)                        ----------------------------------
                                        1994         1993         1992
                                      --------     --------     --------
Beginning balance.................    $  1,900     $  2,275     $  2,054
Charged to cost and expenses......       1,124          820          785
Charges to other accounts (1).....       1,410         (926)      (1,183)
Amounts written off...............        (966)        (269)         619
                                       -------      -------      -------
Ending balance....................    $  3,468     $  1,900     $  2,275
                                       =======      =======      =======

(1) Recoveries of amounts written off in prior periods, foreign currency translation and the change in related noncurrent taxes. Included in Fiscal
1994 is $1,179,000 relating to the acquisition of a subsidiary.

SCHEDULE IX - SHORT-TERM BORROWINGS
- -----------------------------------

(In thousands)                        June 30,     June 30,     June 30,
                                        1994         1993         1992
                                      --------     --------     --------
Lines of credit available.........    $ 72,955     $ 43,669     $ 36,802
                                       =======      =======      =======
Balance at end of year............    $  3,974     $ 56,492     $ 20,718
                                       =======      =======      =======
Weighted average interest rates
  at June 30......................       10.47%        7.38%        7.01%
                                       =======      =======      =======
Maximum amount outstanding at
  any month end...................    $ 77,313     $ 56,492     $ 23,075
                                       =======      =======      =======
Average amount outstanding during
  the year........................    $ 12,304     $ 10,698     $ 10,988
                                       =======      =======      =======
Weighted average interest rates
  during the year.................        8.88%        9.00%        9.79%
                                       =======      =======      =======

     The average amount outstanding during the year is determined based upon the amount outstanding at each month end. The weighted average interest rate during the year is determined by dividing annual interest expense on short-term borrowings by the average daily short-term borrowings outstanding.

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
- -------------------------------------------------------

     Maintenance and repair expenditures are charged to expense as incurred, and expenditures for betterments and major renewals are capitalized. Maintenance and repairs amounted to $7,470,000, $7,063,000 and $6,965,000 in Fiscal 1994, 1993, and 1992, respectively. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in income. Such gains (losses) were not significant for the years ended June 30, 1994, 1993, and 1992.