Form 10-Q
period 1994-10-02
FAIRCHILD CORP
filed 1994-11-14
CIK 9779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 2, 1994

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

                                                       Yes  X  No
                                                          ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
Class                                                   October 2, 1994
- -----                                                   ---------------
Class A Common Stock, $.10 Par Value                     13,406,109
Class B Common Stock, $.10 Par Value                      2,696,886
                                                         ----------
                                                         16,102,995

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of October 2, 1994 (Unaudited)
                       and June 30, 1994                                 3

                       Consolidated Statements of Earnings
                       for the Three Months Ended
                       October 2, 1994 and October 3,
                       1993 (Unaudited)                                  5

                       Condensed Consolidated Statements of Cash
                       Flows for the Three Months Ended
                       October 2, 1994 and October 3,
                       1993 (Unaudited)                                  7

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                            8

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

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                 October 2,      June 30,
ASSETS                                             1994            1994
- ------                                          -----------     -----------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $4,745 restricted.   $   78,556      $  102,368
Short-term investments.......................        5,461           6,649
Accounts receivable-trade, less allowances
  of $3,492 and $3,468.......................       77,863          74,196
Inventories:
   Finished goods............................       51,019          47,120
   Work-in-process...........................       30,356          30,907
   Raw materials.............................       14,774          11,988
                                                 ---------       ---------
                                                    96,149          90,015

Prepaid expenses and other current assets....       27,642          20,128
                                                 ---------       ---------
Total Current Assets.........................      285,671         293,356

Property, plant and equipment, net of
  accumulated depreciation of $96,706 and
  $89,688....................................      171,754         174,147

Net assets held for sale.....................       36,827          36,375
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $31,152 and $29,622.........................      204,218         205,395
Investments and advances - affiliated
 companies...................................       73,966          71,532
Prepaid pension assets.......................       60,696          61,628
Long-term investments........................       15,458          15,458
Other assets.................................       54,910          55,638
                                                 ---------       ---------
Total Assets.................................   $  903,500      $  913,529
                                                 =========       =========

*Condensed from audited financial statements




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                  October 2,      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1994            1994
- -------------------------------------            -----------     ----------
                                                 (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $   14,628     $   14,978
Accounts payable.............................        36,919         35,271
Accrued interest.............................        11,533         16,936
Other accrued liabilities....................        64,771         67,686
Income taxes payable.........................           --          12,713
                                                  ---------      ---------
Total Current Liabilities....................       127,851        147,584

Long-term debt, less current maturities......       521,048        522,406
Other long-term liabilities..................        23,737         25,116
Retiree health care liabilities..............        50,270         51,189
Noncurrent income tax........................        72,759         53,162
Minority interest in subsidiaries............        24,618         24,552
Redeemable preferred stock of subsidiary.....        17,264         17,552
                                                  ---------      ---------
Total Liabilities............................       837,547        841,561

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 19,647,705
  shares issued and 13,406,109 shares
  outstanding................................         1,965          1,965
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,696,886
  shares issued and outstanding..............           270            270
Paid-in capital..............................        66,827         66,775
Retained earnings............................        46,051         52,736
Cumulative translation adjustment............         3,964          3,346
Additional minimum liability for pensions,
   net of tax................................        (1,405)        (1,405)
Treasury Stock, at cost, 6,241,596 shares of
  Class A Common Stock.......................       (51,719)       (51,719)
                                                  ---------      ---------
Total Stockholders' Equity...................        65,953         71,968
                                                  ---------      ---------
Total Liabilities and Stockholders' Equity...    $  903,500     $  913,529
                                                  =========      =========


*Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, expect per share data)
                                          Three Months Ended
                                        October 2,   October 3,
                                           1994        1993
                                        ----------  -----------
                                                        (*)
Revenue:
  Sales.............................     $121,393    $110,491
  Other income (expense), net.......         (171)      1,775
                                          -------     -------
                                          121,222     112,266
Costs and Expenses:
  Cost of sales.....................       89,140      87,529
  Selling, general & administrative.       23,001      22,151
  Research and development..........          968       1,066
  Amortization of goodwill..........        1,530       1,557
                                          -------     -------
                                          114,639     112,303

Operating income (loss).............        6,583         (37)

Interest expense....................       17,754      19,659
Interest income.....................       (1,139)       (669)
                                          -------     -------
Net interest expense................       16,615      18,990

Investment income, net..............          342       1,743
Equity in earnings of affiliates....        2,380       2,048
Minority interest...................         (658)       (605)
                                          -------     -------
Loss from continuing operations
  before taxes......................       (7,968)    (15,841)

Income tax benefit..................       (1,308)     (4,690)
                                          -------     -------
Loss from continuing operations.....       (6,660)    (11,151)

Loss on disposal of discontinued
  operations, net...................          (25)        (29)
                                          -------     -------
Loss before the cumulative effect of
  accounting changes................       (6,685)    (11,180)

Cumulative effect of change in
  accounting for postretirement
  benefits, net.....................          --       (8,015)
Cumulative effect of change in
  accounting for income taxes, net..          --       (2,935)
                                          -------     -------
Net loss............................     $ (6,685)   $(22,130)
                                          =======     =======
* Restated for the inclusion of a division previously included in net assets held for sale.  (See Note 1).

The accompanying Notes to Consolidated Financial Statements are an integral art of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                       (In thousands, except per share data)

                                            Three Months Ended
                                           October 2,   October 3,
                                             1994         1993
                                          ----------   -----------
                                                           (*)
Earnings Per Share
Primary and Fully Diluted:
  Loss from continuing operations before
    the cumulative effect of accounting
    changes.............................  $   (.42)     $   (.69)
  Cumulative effect of change in
    accounting for postretirement
    benefits, net.......................        --          (.50)
  Cumulative effect of change in
    accounting for income taxes, net....        --          (.18)
                                           -------       -------
  Net Loss..............................  $   (.42)     $  (1.37)
                                           =======       =======

  Weighted average number of shares
  used in computing earnings per share:
    Primary.............................    16,103        16,103
    Fully diluted.......................    16,103        16,103



* Restated for the inclusion of a division included in net assets held for sale. (See Note 1).


















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                   Three Months Ended
                                                October 2,     October 3,
                                                  1994           1993
                                               -----------    -----------
                                                                  (*)
Cash provided by (used for)
  Operations:
    Net loss................................    $ (6,685)      $(22,130)
    Cumulative effect of accounting changes,
      net...................................         --          10,950
    Depreciation and amortization...........       8,927          9,260
    Accretion of discount on long-term
      liabilities...........................         800            795
    Adjustments for other non-cash charges..         658            605
    Adjustments for non-cash credits........      (2,380)        (2,048)
    Loss (gain) on sale of fixed assets.....          11           (357)
    Changes in assets and liabilities.......     (20,096)       (12,079)
                                                 -------        -------
    Cash used for operations................     (18,765)       (15,004)

  Investments:
    Capital expenditures....................      (3,510)        (2,898)
    Equity investments of affiliates........        (320)           --
    Proceeds received from investment
      securities............................       1,644            739
    Business acquisitions...................        (550)           --
    Proceeds from sale of fixed assets......          10          6,527
    Other, net..............................        (483)            50
                                                 -------        -------
    Cash provided by (used for) investments.      (3,209)         4,418

  Financing:
    Issuance of debt........................         940         58,516
    Debt repayments, net....................      (2,915)       (44,392)
                                                 -------        -------
    Cash provided by (used for) financing...      (1,975)        14,124

Effect of exchange rate changes on cash.....         137            151
Net increase (decrease) in cash.............     (23,812)         3,689
Cash, beginning of period...................     102,368         70,099
                                                 -------        -------
Cash, end of period.........................    $ 78,556       $ 73,788
                                                 =======        =======


* Restated for the inclusion of a division previously included in net assets held for sale. (See Note 1).


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of October 2, 1994 and the consolidated statements of earnings and cash flows for the three months ended October 2, 1994 and October 3, 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 2, 1994 and for all periods presented have been made. The balance sheet at June 30, 1994 was condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 Form 10-K. The results of operations for the period ended October 2, 1994 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

     The Fiscal 1994 first quarter data presented vary from the amounts previously reported in the Form 10-Q dated October 3, 1993, and have been restated due to the Company's decision not to sell a division, which was previously included in net assets held for sale, and not included in the results of operations. Sales from the division were $4,141,000 in the first quarter of Fiscal 1994. Earnings from the division had no material effect during this period.

Note 2 - Acquisitions

     On June 10, 1994, the Company's Industrial Products segment acquired 100% of the Common Stock of Convac GmbH for approximately $4,700,000. Convac GmbH is a leading designer and manufacturer of high precision state-of-the-art wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products, compact and optical storage discs and liquid crystal displays.

     On September 9, 1994, the Company's Industrial Products segment acquired all of the outstanding Common Stock of Scandinavian Bellyloading Company AB ("SBC"). SBC is the designer and manufacturer of patented cargo loading systems which are installed in the cargo area of commercial aircraft.
Several major airlines are expected to equip existing fleets with the SBC system over the next three to four years.

Note 3 - Restricted Cash

     The Company had approximately $4,745,000 of restricted cash on October 2, 1994 and June 30, 1994, all of which is maintained as collateral for certain debt facilities.

Note 4 - Summarized Statement of Earnings Information

     The following table presents summarized statement of earnings information on a combined 100% basis of Banner Aerospace, Inc. ("Banner") and Nacanco Paketleme ("Nacanco"), the Company's principal investments, which are accounted for using the equity method.

                                                    Three Months Ended
(In thousands)                                 ----------------------------
                                                 October 2,    October 3,
                                                   1994           1993
                                               ------------   ------------
Net sales.................................       $77,143        $78,981
Gross profit..............................        25,639         26,338
Earnings from continuing operations.......         8,044          9,399
Net earnings..............................         8,044          9,303

     On October 2, 1994, the Company owned approximately 47.2% of Banner common stock, which is included in investments and advances-affiliated companies. The Company recorded equity earnings of $228,000 and $830,000 from this investment for the three months ended October 2, 1994 and October 3, 1993, respectively. At the close of trading on September 30, 1994, Banner stock was quoted at $5.625 per share. Based on this price the Company's equity investment in Banner had an approximate market value of $47,813,000 versus a carrying value of $50,652,000. The Company believes this decline in market value is temporary.

     On October 2, 1994, the Company owned approximately 33.0% of Nacanco common stock. The Company recorded equity earnings of $2,249,000 and $2,616,000 from this investment for the three months ended October 2, 1994 and October 3, 1993, respectively.

     On December 23, 1993, the Company completed a sale of its 43.9% stock interest in Rexnord Corporation ("Rexnord") to BTR Dunlop Holdings, Inc. ("BTR"). Prior to the sale of Rexnord, the Company recorded an equity loss of $1,167,000 on this investment for the three month period ended October 3, 1993.

     In connection with the sale of its interest in Rexnord, the Company has placed shares of Banner, with a fair market value of $25,000,000, in escrow to secure the Company's indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released.

Note 5 - Revolving Credit Facility

     On August 18, 1994, VSI Corporation's (an indirect subsidiary of the Company) revolving credit facility was reduced by $9,250,000 to provide a total available facility of $50,250,000, all of which was available on October 2, 1994. In addition, (1) the borrowing rate was increased by 1.0% to generally bear interest at 3.75% over the London Interbank Offer Rate, and
(2) the commitment fee charged on the unused portion of the revolving credit facility was increased to 1.0%.

Note 6 - Minority Interests in Consolidated Subsidiaries

     The Company includes $23,981,000 of minority interest on its balance sheet at October 2, 1994 and June 30, 1994, which is represented by the Series C Preferred Stock of Fairchild Industries, Inc. ("FII"), a majority owned subsidiary. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999 and $7.00 per share thereafter.

Note 7 - Redeemable Preferred Stock of Subsidiary

     The Company has classified the outstanding shares of Series A Preferred Stock of FII as a long-term liability. The Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. During the three months ended October 2, 1994, the Company repurchased 6,400 shares of FII's Series A Preferred Stock. Effectively, there were 414,301 and 420,701 shares authorized, issued and outstanding at October 2, 1994 and June 30, 1994, respectively.

Note 8 - Equity Securities

     The Company had 13,406,109 shares of Class A Common Stock and 2,696,886 shares of Class B Common Stock outstanding at October 2, 1994. Class A Common Stock is traded on both the New York and Pacific Stock Exchange while there is no public market for the Class B Common Stock. Shares of Class A Common Stock are entitled to one vote per share and cannot be exchanged for Class B Common Stock. Shares of Class B Common Stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A Common Stock on a share for share basis.

Note 9 - Earnings Per Share

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

     In computing primary and fully diluted earnings per share for the three months ended October 2, 1994 and October 3, 1993, the conversion of options and warrants was not assumed, as the effect was anti-dilutive.

Note 10 - Commitments and Contingencies

Lease Guaranties
- ----------------

     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in 1995, and approximately $10,533,000 over the remaining 5-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessees from any losses related to such guaranties.

CL Motor Freight Claim
- ----------------------

     The Workers Compensation Bureau of the State of Ohio is seeking reimbursement from the Company for approximately $5,400,000 for CL Motor Freight Inc. ("CL") workers compensation claims which were insured under a self-insured workers compensation program of CL. The Company has contested a significant portion of this claim.

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

Civil Litigation
- ----------------

     Maurice Bidermann Litigation
     ----------------------------

     The Company commenced an action in the United States District for the Southern District of New York, following the breach by Maurice Bidermann ("Bidermann") of an agreement under which Bidermann was to have paid the Company an aggregate sum of approximately $22,500,000, of which Bidermann paid $10,000,000. Additional installments, of $5,000,000 each, were due from Bidermann on December 31, 1992, and June 30, 1993, both of which Bidermann failed to pay. On July 7, 1993, the United States District Court ordered Bidermann to pay the Company the full amount of its claim, $12,947,000, plus interest. Following receipt of the Court's order, Bidermann filed for protection under Chapter 11 of the United States Bankruptcy Code; however, subsequent to the 1994 fiscal year, on motion of the Company, the Bankruptcy Court dismissed Bidermann's Chapter 11 proceedings. Prior to Bidermann's filing for protection under Chapter 11, and continuing subsequent to the Bankruptcy Court's dismissal of those proceedings, the Company attached substantially all assets of Bidermann. In addition, the Company holds shares and warrants of Bidermann Industries, USA, Inc., all of which shares and warrants Bidermann had originally agreed to purchase from the Company for $22,500,000. The collectibility of this judgement, which has been affirmed by the United States Court of Appeals, will depend in part upon the Company's ability to realize sufficient amounts from its attachments, and the value of the shares and warrants held.

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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF
- -------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

     The Fairchild Corporation (the "Company") was incorporated in October, 1969, under the laws of the State of Delaware. The Company changed its name from Banner Industries, Inc. to The Fairchild Corporation on November 15, 1990. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the majority owner of Fairchild Industries, Inc. ("FII") which, in turn, is the 100% owner of VSI Corporation ("VSI"). The Company's operations are conducted through VSI and RHI. RHI also holds significant equity interests in Banner Aerospace, Inc. and Nacanco Paketleme ("Nacanco").

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. The following table illustrates the historical sales and operating income of the Company's continuing operations for the three month periods ended October 2, 1994 and October 3, 1993.

(In thousands)                             Three Months Ended
                                         October 2,   October 3,
                                           1994         1993
                                        ----------   ----------
                                                         (*)
Sales by Business Segment:
   Aerospace Fasteners................   $ 52,132    $ 51,578
   Industrial Products................     49,319      40,770
   Communications Services............     19,942      18,143
                                          -------     -------
Total.................................   $121,393    $110,491
                                          =======     =======
Operating Income (loss) by
Business Segment:
   Aerospace Fasteners................   $  1,171    $ (6,377)
   Industrial Products................      4,911       4,994
   Communications Services............      4,422       3,931
                                          -------     -------
Total.................................     10,504       2,548

   Corporate administrative expense...     (3,158)     (4,460)
   Other corporate income (expense)...       (763)      1,875
                                          -------     -------
Operating income (loss)...............      6,583         (37)

Net interest expense..................    (16,615)    (18,990)
Investment income, net................        342       1,743
Equity in earnings of affiliates......      2,380       2,048
Minority interest.....................       (658)       (605)
                                          -------     -------
Earnings (loss) from continuing
   operations before income taxes.....     (7,968)    (15,841)
Income tax benefit....................      1,308       4,690
                                          -------     -------
Earnings (loss) from continuing
   operations.........................   $ (6,660)   $(11,151)
                                          =======     =======

* Restated for the inclusion of a division which was previously included in net assets held for sale. (See Note 1).

General
- -------

     Overall sales increased by 9.9% in the first quarter of Fiscal 1995 compared to sales for the same period in Fiscal 1994, due to sales increases in all three business segments.

    Operating income increased $6.6 million in the first quarter of Fiscal 1995 compared to operating income for the same period in Fiscal 1994. Operating income increased significantly in the Aerospace Fasteners and Communications Services segments and was down slightly in the Industrial Products segment in the Fiscal 1995 first quarter compared to Fiscal 1994. Other corporate income also decreased (see discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased 1.1% in the Fiscal 1995 quarter compared to Fiscal 1994 quarter, primarily resulting from the very aggressive management efforts during the quarter to reduce backlog previously delayed primarily due to quality problems and earthquake disruption, which are diminishing.

     Operating income in the Fiscal 1995 quarter increased $7.5 million over the Fiscal 1994 quarter; however this segment continues to be affected by reduced demand and price erosion and higher quality control costs resulting from customers' intensified quality requirements.

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California Earthquake. This disruption caused increased costs and reduced revenues in Fiscal 1994 and has negatively affected Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss in Fiscal 1994 of $4.0 million to cover the currently estimated net cost of the damages and business interruption caused by the earthquake. Included in prepaids and other current assets is an insurance claim receivable of $8.9 million for recoverability of costs related to business interruption and property damage.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 21.0% in the Fiscal 1995 first quarter compared to the Fiscal 1994 first quarter. Over 9% of the increase in sales in the current quarter period was at the D-M-E Company and reflects customer response to the fast delivery programs, new products, and growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has shown signs of improvement principally reflecting the strengthening European economy. Expansion into selected new foreign markets is being pursued and appears to have potential. Also included in the Industrial Products segment were sales from Fairchild Data Corporation and Convac GmbH, a semiconductor equipment manufacturing company acquired at the end of Fiscal 1994.

     Operating income in the Industrial Products segment decreased slightly in the first quarter of Fiscal 1995 compared to the same period in Fiscal 1994. The inclusion of Fairchild Data Corporation and Convac GmbH, which reported operating losses in the Fiscal 1995 quarter, was partially offset by a 21.4% increase in operating income at the D-M-E Company. The improved results at D-M-E resulted from a higher sales volume and improved operating margins. In recent years this operation has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. The improvements in inventory management and delivery systems resulted in faster deliveries, reduction in inventory, and higher inventory turnover. In addition, D-M-E Company has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 9.9% in the Fiscal 1995 first quarter compared to the same period in Fiscal 1994, primarily due to the inclusion of sales from a small acquisition and to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 12.5% in the Fiscal 1995 first quarter compared to the same period in Fiscal 1994, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales in the first quarter of Fiscal 1995 was slightly higher than the return on sales in the comparable period of Fiscal 1994.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - Corporate administrative expense decreased by 29.2% in the first quarter of Fiscal 1995, compared to the Fiscal 1994 period. This decline resulted primarily from cost controls, including a reduction in work force and wage and salary caps that were in effect for most corporate employees and sale of the Company aircraft during Fiscal 1994.

     Other Corporate Income - Other corporate income decreased $2.6 million in the first quarter ended October 2, 1994, compared to the same period in the prior year, primarily due to recognizing gains on corporate real estate sold in the prior year first quarter.

     Net Interest Expense - Net interest expense decreased 12.5% in the first quarter ended October 2, 1994, compared to the prior year period, primarily due to lower borrowings and significantly higher amounts of cash and cash equivalents during the Fiscal 1995 first quarter period.

     Investment income - net was lower in the first three months, primarily as a result of gains realized on the settlement and liquidation of investments in Fiscal 1994 compared to Fiscal 1995. Also included in the Fiscal 1995 three month period were $.3 million of dividends realized on participating annuity contracts compared to $.9 million in the Fiscal 1994 nine month period.

     Equity in earnings of affiliates increased $.3 million in the first quarter compared to the Fiscal 1994 period and reflected continued strong earnings from Nacanco, in which the Company holds a 33.0% interest. The Fiscal 1994 first quarter included a $2.9 million, net of tax, restructuring charge for Rexnord Corporation, prior to the Company selling its interest in Rexnord Corporation. The current year period includes no earnings or losses for Rexnord Corporation.

     Minority interest expense includes dividend expense on FII's Series C Preferred Stock.

     Income Taxes - In the first quarter of Fiscal 1995, the Company recorded a tax benefit of $1.3 million. The effective tax rate was lower than the Federal statutory rate, largely due to the amortization of goodwill which is not deductible for tax purposes.

Accounting Changes:

     1) Postretirement Benefits - Using the immediate recognition method, the Fiscal 1994 first quarter after-tax charge to earnings for the cumulative effect of this accounting change was $.5 million, which represents the unamortized portion of an overstated liability for discontinued operations which substantially offset the transition obligation for active employees and retirees of continuing operations. In addition, in the Fiscal 1994 first quarter, a $7.5 million charge, net of the Company's related tax benefit, was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this change in accounting.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded, in the Fiscal 1994 first quarter, a $2.4 million charge representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to fixed assets, prepaid pension expenses, and inventory differences. In addition, a $.5 million charge was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this change in accounting.

     Net Earnings (Loss) - The net loss decreased $15.4 million in the first quarter of Fiscal 1995 compared to the first quarter of Fiscal 1994, primarily due to: (1) the $6.6 million increase in operating income earned in the first quarter of Fiscal 1995, and (2) the $11.0 million charge, net of tax, for the cumulative effect of accounting changes which was recorded in the first quarter of Fiscal 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at October 2, 1994, was $157.8 million which was $12.0 million higher than at June 30, 1994. The primary reasons for this increase included $9.8 million increase in receivables and inventory, reflecting efforts to reduce backlog, an increase in prepaid and other current assets of $7.5 million, reflecting a reclassification of current deferred taxes, plus a $8.3 million reduction in accrued interest and other accrued liabilities and a reduction in current income taxes payable of $12.7 million, which was reclassified to noncurrent income taxes. These increases were partially offset by a $23.8 million reduction in cash, primarily required by FII and VSI to service debt and meet operating cash requirements during the first quarter.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at October 2, 1994 had a book value of $36.8 million and included several parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. Included in long-term investments at October 2, 1994, is a contractual obligation for RHI to receive $12.9 million from an individual which has a net carrying amount of $9.3 million. The obligation in part, may be satisfied by 7.1% of the outstanding common stock of Bidermann Industries USA, Inc., a closely held company, held by RHI. In addition, the Company has attached substantially all of the individual's property. The individual filed for protection under Chapter 11 of the U.S. Bankruptcy Code on July 7, 1993. However, in the first quarter of Fiscal 1995, on a motion by RHI, the Bankruptcy Court dismissed the Chapter 11 proceedings. The Company believes that liquidation of assets held or attached by RHI will be sufficient to recover the carrying amount of this investment. (See Note 10 to the Financial Statements).

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of high growth companies, as well as cost reduction and labor efficiency programs. For the three month period ended October 2, 1994, capital expenditures, including the cost of acquisitions, were $4.1 million. The Company anticipates that total capital expenditures for the fiscal year ending June 30, 1995 will be approximately $19.6 million.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation, remediation obligations, litigation settlements and related costs.

     The Company expects that cash on hand, cash generated from operations, borrowings and asset sales, and the ability to refinance portions of its debt, will be adequate to satisfy cash requirements.

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of October 2, 1994. To comply with the minimum EBITDA Covenant requirements (as amended) the Company's subsidiary, VSI must earn for the cumulative total of the trailing four quarters, EBITDA as follows:
$70.4 million for the second quarter of Fiscal 1995, $72.1 million for the third quarter of Fiscal 1995, $75.0 million for the fourth quarter of Fiscal 1995, $76.6 million for the first quarter of Fiscal 1996,. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1995 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure, or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. If necessary, management believes a waiver can be obtained.

     The Company's subsidiaries may transfer available cash as dividends to the Company if the purpose of such dividends is to provide the Company with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends from FII to RHI are subject to certain limitations under the Credit Agreement. As of October 2, 1994, FII was unable to provide dividends to RHI. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 10 of Notes to Consolidated Financial
Statements.

Item 6.  Exhibits and Reports on Form 8-K

     None


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


Date:  November 14, 1994