Form 10-Q
period 1995-04-02
FAIRCHILD CORP
filed 1995-05-12
CIK 9779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 2, 1995

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

                                                        Outstanding at
Class                                                   April 2, 1995
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
                                                         ----------
                                                         16,102,995

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of April 2, 1995 (Unaudited)
                       and June 30, 1994                                 3

                       Consolidated Statements of Earnings
                       for the Three and Nine Months Ended
                       April 2, 1995 and April 3, 1994 (Unaudited)       5

                       Condensed Consolidated Statements of Cash
                       Flows for the Nine Months Ended April 2,
                       1995 and April 3, 1994 (Unaudited)                7

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                            8

            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                        14


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                21

            Item 6.    Exhibits and Reports on Form 8-K                 21

*For purposes of Part I of this Form 10-Q, the term "Company" means The Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild Corporation unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                 April 2,        June 30,
ASSETS                                             1995            1994
- ------                                          -----------     -----------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $4,745 restricted.   $   36,906      $  102,368
Short-term investments.......................        4,148           6,649
Accounts receivable-trade, less allowances
  of $4,151 and $3,468.......................       95,844          74,196
Inventories:
   Finished goods............................       63,150          47,120
   Work-in-process...........................       29,953          30,907
   Raw materials.............................       14,777          11,988
                                                 ---------       ---------
                                                   107,880          90,015

Prepaid expenses and other current assets....       27,084          20,128
                                                 ---------       ---------
Total Current Assets.........................      271,862         293,356

Property, plant and equipment, net of
  accumulated depreciation of $110,505 and
  $89,688....................................      174,826         174,147

Net assets held for sale.....................       31,056          36,375
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $34,232 and $29,622.........................      204,837         205,395
Investments and advances - affiliated
 companies...................................       73,320          71,532
Prepaid pension assets.......................       59,392          61,628
Long-term investments........................       12,154          15,458
Other assets.................................       37,458          55,638
                                                 ---------       ---------
Total Assets.................................   $  864,905      $  913,529
                                                 =========       =========

*Condensed from audited financial statements




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
        ?

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                  April 2,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1995            1994
- -------------------------------------            -----------     ----------
                                                 (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $   41,922     $   14,978
Accounts payable.............................        40,859         35,271
Accrued interest.............................        11,093         16,936
Other accrued liabilities....................        76,345         67,686
Income taxes payable.........................          --           12,713
                                                  ---------      ---------
Total Current Liabilities....................       170,219        147,584

Long-term debt, less current maturities......       478,201        522,406
Other long-term liabilities..................        21,425         25,116
Retiree health care liabilities..............        49,478         51,189
Noncurrent income taxes......................        56,215         53,162
Minority interest in subsidiaries............        24,891         24,552
Redeemable preferred stock of subsidiary.....        16,796         17,552
                                                  ---------      ---------
Total Liabilities............................       817,225        841,561

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 19,647,705
  shares issued and 13,406,109 shares
  outstanding................................         1,965          1,965
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,696,886
  shares issued and outstanding..............           270            270
Paid-in capital..............................        66,912         66,775
Retained earnings............................        24,775         52,736
Cumulative translation adjustment............         6,882          3,346
Additional minimum liability for pensions,
   net of tax................................        (1,405)        (1,405)
Treasury Stock, at cost, 6,241,596 shares of
  Class A Common Stock.......................       (51,719)       (51,719)
                                                  ---------      ---------
Total Stockholders' Equity...................        47,680         71,968
                                                  ---------      ---------
Total Liabilities and Stockholders' Equity...    $  864,905     $  913,529
                                                  =========      =========
*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, expect per share data)
                                          Three Months Ended          Nine Months Ended
                                         April 2,    April 3,       April 2,     April 3,
                                           1995        1994           1995         1994
                                        ----------  ----------     ----------   ----------
Revenue:
  Sales.............................     $150,755    $112,836       $398,077     $332,157
  Other income (expense), net.......       (1,212)        489           (882)       2,366
                                          -------     -------        -------      -------
                                          149,543     113,325        397,195      334,523
Costs and Expenses:
  Cost of sales.....................      115,021      85,698        301,693      256,182
  Selling, general & administrative.       28,093      20,666         76,532       63,164
  Research and development..........        1,029         886          2,910        2,923
  Amortization of goodwill..........        1,529       1,490          4,608        4,566
  Restructuring.....................         --          --             --          9,903
  Unusual items.....................         --         3,200           --          3,200
                                          -------     -------        -------      -------
                                          145,672     111,940        385,743      339,938

Operating income (loss).............        3,871       1,385         11,452       (5,415)

Interest expense....................       17,663      18,202         52,816       55,505
Interest income.....................         (823)     (1,309)        (2,872)      (1,929)
                                          -------     -------        -------      -------
Net interest expense................       16,840      16,893         49,944       53,576

Investment income, net..............          190          43          2,825        7,068
Equity in earnings of affiliates....         (298)       (124)         1,863        3,864
Minority interest...................         (839)       (575)        (2,112)      (1,764)
Non-recurring income................         --           (23)          --        129,084
                                          -------     -------        -------      -------
Earnings (loss) from continuing
  operations before taxes...........      (13,916)    (16,187)       (35,916)      79,261

Income tax benefit (provision)......        3,159       4,992          7,834      (31,140)
                                          -------     -------        -------      -------
Earnings (loss) from continuing
 operations.........................      (10,757)    (11,195)       (28,082)      48,121

Loss on disposal of discontinued
  operations, net...................         (184)       (259)          (234)        (317)
                                          -------     -------        -------      -------
Earnings (loss) before extraordinary
  items and accounting changes......      (10,941)    (11,454)       (28,316)      47,804

Extraordinary items, net............          378        (147)           355         (147)
Cumulative effect of change in
  accounting for postretirement
  benefits, net.....................          --         --             --         (8,015)
Cumulative effect of change in
  accounting for income taxes, net..          --         --             --         (2,935)
                                          -------     -------        -------      -------
Net earnings (loss).................     $(10,563)   $(11,601)      $(27,961)    $ 36,707
                                          =======     =======        =======      =======
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                       (In thousands, except per share data)

                                              Three Months Ended         Nine Months Ended
                                             April 2,     April 3,      April 2,    April 3,
                                               1995         1994          1995        1994
                                            ----------   ----------    ----------  ----------
Earnings Per Share

Primary and Fully Diluted:
  Earnings (loss) from continuing
    operations............................  $   (.67)     $   (.69)     $  (1.74)   $   2.99
  Loss on disposal of discontinued
    operations, net.......................      (.01)         (.02)         (.02)       (.02)
  Extraordinary items, net................       .02          (.01)          .02        (.01)
  Cumulative effect of change in
    accounting for postretirement
    benefits, net.........................        --            --            --        (.50)
  Cumulative effect of change in
    accounting for income taxes, net......        --            --            --        (.18)
                                             -------       -------       -------     -------
  Net earnings (loss).....................  $   (.66)     $   (.72)     $  (1.74)   $   2.28
                                             =======       =======       =======     =======

  Weighted average number of shares
  used in computing earnings per share:
    Primary...............................    16,103        16,103        16,103      16,103
    Fully diluted.........................    16,103        16,103        16,103      16,103
























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                   Nine Months Ended
                                                 April 2,       April 3,
                                                   1995           1994
                                               -----------    -----------
Cash provided by (used for)
  Operations:
    Net earnings (loss).....................    $(27,961)      $ 36,707
    Cumulative effect of accounting changes,
      net...................................        --           10,950
    Depreciation and amortization...........      28,303         27,191
    Accretion of discount on long-term
      liabilities...........................       3,209          2,740
    Adjustments for other non-cash charges..       2,112          9,534
    Undistributed earnings of affiliates....        (407)        (3,864)
    Gain on sale of Rexnord.................        --         (129,084)
    Loss (gain) on sale of fixed assets.....         315            (28)
    Changes in assets and liabilities.......     (39,629)        15,508
                                                 -------        -------
    Cash used for operations................     (34,058)       (30,346)

  Investments:
    Capital expenditures....................     (13,558)        (9,454)
    Proceeds received from sale of Rexnord..        --          178,091
    Equity investments of affiliates........        (951)        (3,063)
    Proceeds received from investment
      securities, net.......................       5,805            123
    Business acquisitions...................     (12,061)          --
    Proceeds from sale of fixed assets......       1,102          6,848
    Changes in net assets held for sale.....       3,712           (297)
    Other, net..............................        --              101
                                                 -------        -------
    Cash provided by (used for) investments.     (15,951)       172,349

  Financing:
    Issuance of debt........................      14,417         59,139
    Debt repayments, net....................     (31,921)      (135,740)
                                                 -------        -------
    Cash used for financing.................     (17,504)       (76,601)

Effect of exchange rate changes on cash.....       2,051           (336)
Net increase (decrease) in cash.............     (65,462)        65,066
Cash and cash equivalents, beginning of
    period..................................     102,368         70,099
                                                 -------        -------
Cash and cash equivalents, end of period....    $ 36,906       $135,165
                                                 =======        =======
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of April 2, 1995 and the consolidated statements of earnings and cash flows for the nine months ended April 2, 1995 and April 3, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 2, 1995 and for all periods presented have been made. The balance sheet at June 30, 1994 was condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 Form 10-K. The results of operations for the period ended April 2, 1995 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

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

     On September 9, 1994, the Company acquired all of the outstanding Common Stock of Scandinavian Bellyloading Company AB ("SBC"). SBC is the designer and manufacturer of patented cargo loading systems, which are installed in the cargo area of commercial aircraft. Several major airlines are expected to equip existing fleets with the SBC system over the next three to four years. The Company reports the results of SBC as part of its Industrial Products segment.

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

Note 3 - Restricted Cash

     The Company had approximately $4,745,000 of restricted cash on April 2, 1995 and June 30, 1994, all of which is maintained as collateral for certain debt facilities.

Note 4 - Summarized Statement of Earnings Information

     The following table presents summarized statement of earnings information on a combined 100% basis of Banner Aerospace, Inc. ("Banner") and Nacanco Paketleme ("Nacanco"), the Company's principal investments, which are accounted for using the equity method.

                                                    Nine Months Ended
(In thousands)                                 ---------------------------
                                                 April 2,       April 3,
                                                   1995           1994
                                               ------------   ------------
Net sales.................................       $192,688       $189,479
Gross profit..............................         65,197         66,672
Earnings from continuing operations.......          6,214         13,482
Net earnings..............................          6,214         12,493

     The Company owns approximately 47.2% of Banner common stock, which is included in investments and advances-affiliated companies. The Company recorded equity earnings of $1,627,000 and $1,307,000 from this investment for the nine months ended April 2, 1995 and April 3, 1994, respectively. At the close of trading on March 31, 1995, Banner stock was quoted at $4.00 per share. Based on this price the Company's equity investment in Banner had an approximate market value of $34,000,000 versus a carrying value of $51,901,000. The Company does not believe that this decline in market value is a permanent impairment.

     The Company owns approximately 31.9% of Nacanco common stock. The Company recorded equity earnings of $774,000 and $3,275,000 from this investment for the nine months ended April 2, 1995 and April 3, 1994, respectively.

     On December 23, 1993, the Company completed a sale of its 43.9% stock interest in Rexnord Corporation ("Rexnord") to BTR Dunlop Holdings, Inc. ("BTR")for $22.50 per share. Accordingly, the Company received $181,873,000 in gross proceeds and realized a pre-tax gain on the sale of $129,084,000 for the nine months ended April 3, 1994. Prior to the sale of Rexnord, the Company recorded an equity loss of $906,000 on this investment for the nine month period ended April 3, 1994.

     In connection with the sale of its interest in Rexnord, the Company has placed shares of Banner, with a fair market value of $25,000,000, in escrow to secure the Company's indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released.

Note 5 - Revolving Credit Facility

     On August 18, 1994, VSI Corporation's (an indirect subsidiary of the Company) revolving credit facility was reduced by $9,250,000 to provide a total available facility of $50,250,000, of which $38,999,000 was available on April 2, 1995. In addition, (1) the borrowing rate was increased by 1.0% to generally bear interest at 3.75% over the London Interbank Offer Rate, and
(2) the commitment fee charged on the unused portion of the revolving credit facility was increased to 1.0%.

Note 6 - Early Extinguishment of Debt

     During the nine months ended April 2, 1995, the Company used cash available to purchase at a discount $7,600,000 of its 12.25% Senior Subordinated Notes due in 1996 and $6,000,000 of its 12% Intermediate Subordinated Debentures due in 2001. The purchases and write off of certain deferred costs associated with the issuance of the securities repurchased resulted in an extraordinary gain of 355,000, net of a $191,000 tax provision.

Note 7 - Minority Interests in Consolidated Subsidiaries

     The Company includes $23,968,000 and $23,981,000 of minority interest on its balance sheet at April 2, 1995 and June 30, 1994, respectively, which is represented by the Series C Preferred Stock of Fairchild Industries, Inc. ("FII"), a majority owned subsidiary. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999 and $7.00 per share thereafter. During the nine months ended April 2, 1995, the Company purchased 300 shares of FII's Series C Preferred Stock. Effectively, there were 557,260 and 557,560 shares authorized, issued and outstanding at April 2, 1995 and June 30, 1994, respectively.

Note 8 - Redeemable Preferred Stock of Subsidiary

     The Company has classified the outstanding shares of Series A Preferred Stock of FII as a long-term liability. The Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. During the nine months ended April 2, 1995, the Company repurchased 16,800 shares of FII's Series A Preferred Stock. Effectively, there were 403,901 and 420,701 shares authorized, issued and outstanding at April 2, 1995 and June 30, 1994, respectively.

Note 9 - Equity Securities

     The Company had 13,406,109 shares of Class A Common Stock and 2,696,886 shares of Class B Common Stock outstanding at April 2, 1995. Class A Common Stock is traded on both the New York and Pacific Stock Exchange while there is no public market for the Class B Common Stock. Shares of Class A Common Stock are entitled to one vote per share and cannot be exchanged for Class B Common Stock. Shares of Class B Common Stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A Common Stock on a share for share basis.

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

     In computing primary and fully diluted earnings per share for the three and nine months ended April 2, 1995 and April 3, 1994, the conversion of options and warrants was not assumed, as the effect was anti-dilutive.

Note 11 - Commitments and Contingencies

Lease Guaranties
- ----------------

     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in Fiscal 1995, and approximately $8,806,000 over the remaining 4-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessees from any losses related to such guaranties.

CL Motor Freight Claim
- ----------------------

     The Workers Compensation Bureau of the State of Ohio is seeking reimbursement from the Company for approximately $5,400,000 for CL Motor Freight Inc. ("CL") workers compensation claims which were insured under a self-insured workers compensation program of CL. The Company has contested a significant portion of this claim.

Government Claims
- -----------------

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986, in indirect costs rates and labor charging practices of a former subsidiary of the Company. The Company settled these claims with the Department of Justice and agreed to pay $5,000,000, payable in six equal semi-annual installments, with interest at 6.0% per year. The first installment was made in the second quarter of Fiscal 1995. The unpaid balance is collateralized by certain excess real estate.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

     The Fairchild Corporation (the "Company") was incorporated in October, 1969, under the laws of the State of Delaware. On November, 15, 1990, the Company changed its name from Banner Industries, Inc. to The Fairchild Corporation. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the majority owner of Fairchild Industries, Inc. ("FII") which, in turn, is the 100% owner of VSI Corporation ("VSI"). The Company's operations are conducted through VSI and RHI. The Company also holds significant equity interests in Banner Aerospace, Inc. and Nacanco Paketleme ("Nacanco").

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. The following table illustrates the historical sales and operating income of the Company's continuing operations for the nine month periods ended April 2, 1995 and April 3, 1994.

(In thousands)                            Three Months Ended         Nine Months Ended
                                         April 2,    April 3,      April 2,     April 3,
                                           1995        1994          1995         1994
                                        ----------  ----------    ----------   ----------
Sales by Business Segment:
   Aerospace Fasteners................   $ 56,684    $ 50,619      $162,089     $152,643
   Industrial Products................     59,616      43,208       159,023      123,922
   Communications Services............     34,455      19,009        76,965       55,592
                                          -------     -------       -------      -------
Total.................................   $150,755    $112,836      $398,077     $332,157
                                          =======     =======       =======      =======
Operating Income (loss) by
Business Segment:
   Aerospace Fasteners................   $ (3,573)   $ (5,177)     $ (5,722)    $(23,208)
   Industrial Products................      8,067       6,086        17,017       15,983
   Communications Services............      5,172       4,153        13,423       12,198
                                          -------     -------       -------      -------
Total.................................      9,666       5,062        24,718        4,973

   Corporate administrative expense...     (4,140)     (3,897)      (10,901)     (12,082)
   Other corporate income (expense)...     (1,655)        220        (2,365)       1,694
                                          -------     -------       -------      -------
Operating income (loss)...............      3,871       1,385        11,452       (5,415)

Net interest expense..................    (16,840)    (16,893)      (49,944)     (53,576)
Investment income, net................        190          43         2,825        7,068
Equity in earnings of affiliates......       (298)       (124)        1,863        3,864
Minority interest.....................       (839)       (575)       (2,112)      (1,764)
Non-recurring items...................       --           (23)         --        129,084
                                          -------     -------       -------      -------
Earnings (loss) from continuing
   operations before income taxes.....    (13,916)    (16,187)      (35,916)      79,261
Income tax benefit (provision)........      3,159       4,992         7,834      (31,140)
                                          -------     -------       -------      -------
Earnings (loss) from continuing
   operations.........................   $(10,757)   $(11,195)     $(28,082)    $ 48,121
                                          =======     =======       =======      =======

General
- -------

     Overall sales increased by 33.6% in the third quarter and 19.8% for the nine month period of Fiscal 1995 compared to sales for the same periods in Fiscal 1994, which reflected stronger sales performances from all three business segments.

    Operating income increased $2.5 million in the third quarter and $16.9 million for the nine month period of Fiscal 1995 compared to operating income for the same periods in Fiscal 1994. During the Fiscal 1995 current quarter and nine month periods, operating losses decreased significantly in the Aerospace Fasteners segment primarily due to the Fiscal 1994 nine month period having included a restructuring charge of $9.9 million recorded in the second quarter of Fiscal 1994 and a $3.2 million charge for earthquake damage and related business interuption occurring in the third quarter of Fiscal 1994. Operating income was up in both the Industrial Products segment and the Communications Services segment in both current year periods. (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased 12.0% in the third quarter and 6.2% for the nine month period ended April 2, 1995, compared to the corresponding Fiscal 1994 periods, primarily resulting from aggressive management efforts during the nine month period to reduce backlog caused by quality problems and earthquake disruption, which are diminishing.

     Operating losses in the Aerospace Fasteners segment decreased $1.6 million in the third quarter and $17.5 million for the Fiscal 1995 nine month period over the corresponding Fiscal 1994 periods; however, this segment continues to be affected by soft demand and severe price erosion and higher quality control costs resulting from customers' requirements. The Fiscal 1995 third quarter loss resulted primarily from excess costs incurred to reduce the past due sales backlog, which includes many orders of small quantities at low profit margins. Certain products have yielded negative margins due to labor inefficiencies and low prices. Management is taking steps to cancel any such orders remaining in the backlog unless improved pricing can be negotiated. Management will also continue to reduce the capacity of the Aerospace Fasteners segment as necessary to bring the breakeven point in line with demand. These actions may result in further restructuring charges in the future. A restructuring charge of $9.9 million was recorded in the prior year second quarter period for nonrecurring costs related to exiting certain aircraft engine bolt lines and $3.2 million in the prior year third quarter for earthquake loss (see below).

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California Earthquake. This disruption caused increased costs and reduced revenues in Fiscal 1994 and has negatively affected Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss in Fiscal 1994 of $4.0 million ($3.2 million in the nine month period ended April 3, 1994) to cover the currently estimated net cost of the damages and business interruption caused by the earthquake. Included in prepaids and other current assets is an insurance claim receivable of $4.9 million for recoverability of costs related to business interruption and property damage.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 38.0% in the third quarter and 28.3% in the Fiscal 1995 first nine months, compared to the same Fiscal 1994 periods. $11.6 million of the net increase in sales in the nine month period was at the D-M-E Company ("D-M-E"), which provides tooling to the plastics industry, and reflects customer response to the fast delivery programs, new products, and growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has shown signs of improvement principally reflecting the strengthening European economy. Expansion into selected new foreign markets is being pursued and appears to have potential. Also included in the Industrial Products segment were sales from Convac, a semiconductor equipment manufacturing company acquired at the end of Fiscal 1994, another small acquisition made early in Fiscal 1995 and Fairchild Data Corporation. The combined sales of these companies was $16.0 million in the third quarter and $34.1 million in the Fiscal 1995 first nine months.

     Operating income in the Industrial Products segment increased 32.6% in the third quarter and 6.5% in the first nine months of Fiscal 1995, compared to the same periods in Fiscal 1994. D-M-E operating income increased 24.1% in the Fiscal 1995 current quarter. The remaining increase in operating income in the current quarter compared to the Fiscal 1994 third quarter resulted from an increase at Fairchild Data Corporation and the inclusion of Convac and another operation acquired in Fiscal 1995. A 24.5% improvement in operating income at D-M-E for the current nine month period was partially offset by operating losses from the other operations. The improved results at D-M-E resulted from a higher sales volume and improved operating margins. In recent years D-M-E has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. In addition, D-M-E has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 81.3% in the third quarter and 38.4% in the first nine months of Fiscal 1995, compared with the same periods in Fiscal 1994, primarily due to the inclusion of sales from the JWP Telecom, Inc., ("JWP") acquisition made during the Fiscal 1995 second quarter, as well as sales to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 24.5% in the third quarter and 10.0% in the first nine months of Fiscal 1995, compared to the same periods in Fiscal 1994 primarily due to increased sales resulting from the reasons given above and related economies of scale.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - Corporate administrative expense increased 6.2% in the Fiscal 1995 third quarter compared to the same Fiscal 1994 quarter primarily due to higher than usual legal fees incurred in connection with the Bidermann civil litigation. During the Fiscal 1995 nine month period corporate administrative expense decreased 9.8%. This decline resulted primarily from cost controls, including a reduction in work force and wage and salary caps that were in effect for most corporate employees and sale of the Company airplane during Fiscal 1994.

     Other Corporate Income - Other corporate income decreased $1.9 million in the third quarter and $4.1 million in the nine months ended April 2, 1995, compared to the same period in the prior year, primarily due to increased carrying costs and losses reported on net assets held for sale. In addition, start up costs related to a corporate sponsored joint venture are included in this category. Gains on corporate real estate sold were recognized in the prior year nine month period.

     Net Interest Expense - Net interest expense decreased 6.8% in the nine month period ended April 2, 1995, compared to the prior year period, due primarily to lower borrowings and increased interest income earned on higher cash and cash equivalents average balances during the Fiscal 1995 nine month period.

     Investment income - net was up slightly in the third quarter, but decreased by $4.2 million in the first nine months, primarily as a result of recording larger gains realized on the settlement and liquidation of investments in Fiscal 1994, compared to Fiscal 1995. Also included in the Fiscal 1995 nine month period were $.3 million of dividends realized on participating annuity contracts, compared to $2.8 million in the corresponding Fiscal 1994 period.

     Equity in earnings of affiliates decreased $2.0 million in the nine month period ended April 2, 1995, compared to the same period of Fiscal 1994. Earnings from Nacanco, in which the Company holds a 31.9% interest, were down $2.5 million for the nine months, primarily due to a large tax adjustment taken during the current year.

     Minority interest expense includes dividend expense on FII's Series C Preferred Stock.

     Non-Recurring Income - Non-recurring income in the nine month period ended April 3, 1994 includes the net pre-tax gain of $129.1 million on the Company's 43.9% stock interest in Rexnord Corporation, which was sold to BTR Dunlop Holdings, Inc. for $22.50 per share on December 23, 1993.

     Income Taxes - In the third quarter of Fiscal 1995, the Company recorded a tax benefit of $3.2 million and for the nine months a tax benefit of $7.8 million. The effective tax rate was lower than the Federal statutory rate, largely due to the amortization of goodwill, which is not deductible for tax purposes.

Accounting Changes:
- -------------------

     1) Postretirement Benefits - Using the immediate recognition method, the Fiscal 1994 first nine months after-tax charge to earnings for the cumulative effect of this accounting change was $.5 million, which represents the unamortized portion of an overstated liability for discontinued operations which substantially offset the transition obligation for active employees and retirees of continuing operations. In addition, in the Fiscal 1994 first nine months, a $7.5 million charge, net of the Company's related tax benefit, was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this change in accounting.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded, in the Fiscal 1994 first nine months, a $2.4 million charge, representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to fixed assets, prepaid pension expenses, and inventory differences. In addition, a $.5 million charge was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this change in accounting.

     Net Earnings (Loss) - The net earnings (loss) decreased $64.7 million in the first nine months of Fiscal 1995, compared to the first nine months of Fiscal 1994, primarily due to the $129.1 million net pre-tax gain recognized in the Fiscal 1994 six month period. Offsetting the decrease were: (1) the $16.9 million increase in operating income earned in the first nine months of Fiscal 1995, (2) the $11.0 million charge, net of tax, for the cumulative effect of accounting changes, which was recorded in the first nine months of Fiscal 1994, and (3) a decrease in taxes of $39.0 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at April 2, 1995, was $101.6 million, which was $44.1 million lower than at June 30, 1994. The primary reasons for this decrease included a $65.5 million reduction in cash, primarily required to service debt and meet operating cash requirements during the first nine months, and a $26.9 million increase in current debt, primarily the result of long term debt becoming current. These decreases were offset by a $39.5 million increase in accounts receivable and inventory, reflecting acquisitions, slower customer payments, and inventory build and increased sales to reduce backlog, and a reduction in current income taxes payable of $12.7 million, which was reclassified to noncurrent income taxes.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at April 2, 1995 had a book value of $31.1 million and included two parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. In March 1995, the Company sold one parcel in California for $5.2 million. Included in long-term investments at April 2, 1995, is a contractual obligation for RHI to receive $16.3 million from an individual, which obligation has a net carrying amount of $9.2 million. The obligation in part, may be satisfied by 7.1% of the outstanding common stock of Bidermann Industries USA, Inc., a closely held company, held by RHI. In addition, the Company has attached substantially all of the individual's property. The individual filed for protection under Chapter 11 of the U.S. Bankruptcy Code on July 7, 1993. However, in the first quarter of Fiscal 1995, on motion of RHI, the Bankruptcy Court dismissed the Chapter 11 proceedings. The Company believes that liquidation of assets held or attached by RHI will be sufficient to recover the carrying amount of this investment. (See Note 10 to the Financial Statements).

     Other assets declined $18.2 million, due primarily to reclassifying noncurrent taxes to the noncurrent tax liability caption on the balance sheet.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of high growth companies, as well as cost reduction and labor efficiency programs. For the nine month period ended April 2, 1995, capital expenditures, including the cost of acquisitions, were $25.6 million. The Company anticipates that total capital expenditures for the fiscal year ending June 30, 1995 will be approximately $31.6 million.

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

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of April 2, 1995. To comply with the minimum EBITDA Covenant requirements (as amended) the Company's subsidiary, VSI must earn for the cumulative total of the trailing four quarters, EBITDA as follows:
$75.0 million for the fourth quarter of Fiscal 1995, $76.6 million for the first quarter of Fiscal 1996, $78.4 million for the second quarter of Fiscal 1996 and $80.1 million for the third quarter of Fiscal 1996. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1995 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure or waiver, would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in acceleration of the principal and interest outstanding, and a termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained.

     The Company's subsidiaries may transfer available cash as dividends to the Company if the purpose of such dividends is to provide the Company with funds necessary to meet its debt service requirements under specified notes and debentures. However, all other dividends from FII to RHI are subject to certain limitations under the Credit Agreement. As of April 2, 1995, FII was unable to provide dividends to RHI. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting For The Impairment Of Long-Lived Assets
- --------------------------------------------------
And For Long-Lived Assets To Be Disposed Of
- -------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company is currently analyzing the new standard to determine the timing and effect, if any, on its consolidated financial statements. SFAS No. 121 is required to be implemented by the Company on, or before, July 1, 1996.

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


Date:  May 12, 1995