Form 10-K
period 1995-06-30
FAIRCHILD CORP
filed 1995-09-26
CIK 9779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-K
                             --------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 1995         Commission File Number:  1-6560
                   -------------                                  ------

                          THE FAIRCHILD CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     34-0728587
- -------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

Washington Dulles International Airport
 300 West Service Road, P.O. Box 10803
         Chantilly, Virginia                            22021-9998
- ----------------------------------------                ----------
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

     As of September 1, 1995, the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of the Registrant held by nonaffiliates was $28.8 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

     As of September 1, 1995, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

    Class A common stock, $.10 par value               13,406,109
                                                     ------------
    Class B common stock, $.10 par value                2,696,886
                                                     ------------


DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement for the 1995 Annual Meeting of Stockholders' to be held on November 2, 1995 (the "1995 Proxy Statement"), which the Registrant intends to file within 120 days after June 30, 1995, are incorporated by reference into Parts III and IV.

                          THE FAIRCHILD CORPORATION
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JUNE 30, 1995

PART I                                                                 Page

     Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . .   4

     Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . .  13

     Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . .  14

     Item 4.    Submission of Matters to
                a Vote of Stockholders . . . . . . . . . . . . . . . .  16

PART II

     Item 5.    Market for the Company's
                Common Equity and Related
                Stockholder Matters  . . . . . . . . . . . . . . . . .  17

     Item 6.    Selected Financial Data  . . . . . . . . . . . . . . .  18

     Item 7.    Management's Discussion and Analysis
                of Results of Operations and
                Financial Condition  . . . . . . . . . . . . . . . . .  18

     Item 8.    Financial Statements and
                Supplementary Data . . . . . . . . . . . . . . . . . .  30

     Item 9.    Disagreements on Accounting
                and Financial Disclosure . . . . . . . . . . . . . . .  71

PART III

     Item 10.   Directors and Executive Officers
                of the Company . . . . . . . . . . . . . . . . . . . .  71

     Item 11.   Executive Compensation . . . . . . . . . . . . . . . .  71

     Item 12.   Security Ownership of Certain
                Beneficial Owners and Management . . . . . . . . . . .  71

     Item 13.   Certain Relationships and
                Related Transactions . . . . . . . . . . . . . . . . .  71

PART IV

     Item 14.   Exhibits, Financial Statement
                Schedules and Reports on Form 8-K  . . . . . . . . . .  72

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

     The Company conducts its operations through RHI and VSI Corporation ("VSI"), a wholly owned subsidiary of FII, in three business segments:
Aerospace Fasteners, Industrial Products, and Communications Services. The Aerospace Fasteners segment designs, manufactures and markets high performance, specialty fastening systems, primarily for aerospace applications. The Industrial Products segment designs, manufactures and markets tooling and electronic control systems for the plastic injection molding and die casting industries and wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products. The Communications Services segment furnishes telecommunications services and equipment to tenants of commercial office buildings, and sells, installs, and maintains telecommunications systems for business and government customers. For a comparison of the sales of each of the Company's three business segments for each of the last three fiscal years, see "Management Discussion and Analysis of Results of Operations and Financial Condition".

     Through RHI, the Company is the largest stockholder of Banner Aerospace, Inc. ("Banner"), which is a leading international distributor to the aerospace industry. The Company also owns a significant equity interest in Nacanco Paketleme ("Nacanco"), which manufactures customized cans for soft drinks and beer in Turkey.

Fiscal 1995 Developments
- ------------------------

     Overall sales increased by 23.0% in Fiscal 1995, compared to sales in Fiscal 1994, which reflected stronger sales performances from all three business segments.

     Operating income was $10.2 million in Fiscal 1995, compared to an operating loss of $9.3 million in Fiscal 1994. Operating income in the current year was up in both the Industrial Products segment and the Communications Services segment. The Aerospace Fasteners segment reported an operating loss of $14.1 million in Fiscal 1995, compared to a loss of $32.2 million in Fiscal 1994.

     The Fiscal 1995 loss in the Aerospace Fasteners segment resulted primarily from excess costs incurred to reduce the past due sales backlog, which included many orders of small quantities at low profit margins. Certain products have yielded negative margins due to labor inefficiencies and low prices. Management has taken steps to cancel any such orders remaining in the backlog unless improved pricing can be negotiated. Significant provisions for excess and slow moving inventory were also recorded in Fiscal 1995 contributing to the operating loss. Management will also continue to reduce the capacity of the Aerospace Fasteners segment as necessary to bring the breakeven point in line with demand. These actions may result in further restructuring charges in the future. Restructuring charges of $18.9 million and $15.5 million were recorded in the Fiscal 1994 and Fiscal 1993 periods, respectively, for nonrecurring costs related to exiting certain aircraft engine bolt lines, the consolidation of a major manufacturing facility and further downsizing. An unusual loss of $4.0 million was recorded in the Fiscal 1994 period for earthquake damage.

(b)  Financial Information about Business Segments

     The Company's business segment information is hereby incorporated by reference from Note 19 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

(c)  Narrative Description of Business Segments

Aerospace Fasteners
- -------------------

     The Company, through its Aerospace Fasteners segment, is a leading worldwide manufacturer and supplier of fastening systems used in the construction and maintenance of commercial and military aircraft. The Aerospace Fasteners segment accounted for 40.1% of total Company sales for the year ended June 30, 1995.

     Products
     --------

     In general, aerospace fasteners produced by the Company are used to join materials in applications that are not critical to flight. Products range from standard aerospace screws, to more complex systems that fasten airframe structures, and sophisticated latching or quick disconnect mechanisms that allow efficient access to internal parts which require regular servicing or monitoring. The Aerospace Fasteners segment also manufactures and supplies fastening systems used in non-aerospace industrial and electronic niche applications. The Aerospace Fasteners segment produces and sells products under various trade names and trademarks including Voi-Shan (fasteners for aerospace structures), Screwcorp (standard externally threaded products for aerospace applications), RAM (custom designed mechanisms for aerospace applications), Camloc (components for the industrial, electronic, automotive and aerospace markets), Tridair and Rosan (fastening systems for highly-engineered aerospace, military and industrial applications). In addition to these manufacturing operations, the Aerospace Fasteners segment includes HARCO, which is a leading stocking distributor of self-locking nuts for the aerospace fasteners industry.

     Principal product lines of the Aerospace Fasteners segment include:

     Standard Aerospace Airframe Fasteners - These fasteners consist of standard externally threaded fasteners used in non-critical airframe applications on a wide variety of aircraft. These fasteners include Hi-Torque Speed Drive, Tri-Wing, Torq-Set, Phillips and Hex Heads.

     Commercial Aerospace Structural and Engine Fasteners - These fasteners consist of more highly engineered, permanent or semi-permanent fasteners used in non-critical but more sophisticated airframe and engine applications, which could involve joining more than two materials. These fasteners are generally engineered to specific customer requirements or manufactured to specific customer specifications for special applications, often involving exacting standards. These fasteners include Hi-Lok, Veri-Lite, Eddie-Bolt2 and customer proprietary engine nuts.

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

     Sales and Markets
     -----------------

     The products of the Aerospace Fasteners segment are sold primarily to domestic and foreign original equipment manufacturers, the maintenance and repair market through distributors, and to the United States government. 74.9% of its sales are domestic. The products of the Aerospace Fasteners segment are marketed by a direct sales force and technical engineering support personnel who are responsible for identifying new product applications, obtaining the approval of new products and maintaining ongoing relationships with customers. Major customers include Boeing, McDonnell Douglas, Airbus, Lockheed and Northrop, and their subcontractors, as well as major distributors such as Burbank Aircraft. No single customer accounts for more than 10% of consolidated sales.

     The Company anticipates that non-aerospace and commercial aerospace applications as a percentage of sales will increase over time as the Company brings to market new products and military spending declines.

     Research and Development
     ------------------------

     Research and development and its engineering related support functions are an important part of the Company's strategy of providing its customers quality products, prompt service and overall value. Company sponsored research and development expense in the Aerospace Fasteners segment for the years ended June 30, 1995, 1994 and 1993 amounted to $974,000, $1,435,000 and
$2,204,000, respectively.

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

     On January 17, 1994, the Aerospace Fasteners' Chatsworth, California manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. See Note 16 of the Company's consolidated financial statements, included in Item 8 Financial Statements and Supplementary Data.

     The Company is continuing to extensively re-engineer the way it produces fasteners, shifting from a process orientation to a product orientation by forming focused discrete work groups, each having broader responsibilities.

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

Industrial Products
- -------------------

     The Industrial Products segment consists primarily of three distinct companies operating under the trade names D-M-E Company ("DME"), Fairchild Data Corporation ("Data") and Convac GmbH ("Convac"). DME is a leading manufacturer and supplier of tooling and electronic control products for the plastic injection molding industry worldwide. The principal end-users of DME's products are the transportation, packaging, communications, housewares, commercial and industrial products, medical products, toy, appliance, furniture and building industries. 66.2% of DME's sales for the year ended June 30, 1995, were in North America and 33.8% were attributable to sales outside North America.

     In June 1994, as part of the Company's strategy of diversifying into new, high growth industries, the Company, through RHI, acquired 100% of the outstanding common stock of Convac, a German corporation. Convac is a leading designer and manufacturer of wet processing tools, equipment and systems in multiple modular design, required for the manufacture of semiconductor chips and related products, and for compact and optical storage discs and liquid crystal displays. See Note 2 of the Company's consolidated financial statements, included in Item 8 Financial Statements and Supplementary Data.

     The Industrial Products segment accounted for 40.0% of total Company sales for the year ended June 30, 1995.

     Products
     --------

     DME provides an extensive line of standardized and special order products as well as electronic control systems. Principal product lines include:

          Mold Bases - Mold bases are used to retain the cavity and core of a plastic mold. These products consist of a number of high alloy, precision-machined steel plates put together in combination with other mold components into a mold base assembly available either as a standard dimensioned catalog product or as a specially machined mold base made to customer specifications.

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

          CAD/CAM - DME offers a unique line of Computer Aided Design (CAD) and Computer Aided Manufacturing (CAM) hardware and software for the plastics industry. DME sells computer hardware as a value-added reseller for some of the industry's best known computer suppliers. Additionally, DME has developed copyrighted software programs which are specific to the plastics industry. These systems enable mold designers to design mold bases utilizing a combination of most of the popular products offered by DME, including runnerless molding systems.

     Data is a supplier of modems for use in high-speed digitized voice and data communications.

     The four primary product groups of Convac include wafer track systems/cluster, photomask processing equipment, liquid crystal display process equipment and compact disc coating equipment.

     Sales and Markets
     -----------------

     DME's sales efforts in North America are led by direct field sales representatives and regional managers, who call directly on key mold makers, molders and designers. In addition, a telemarketing group supplements the sales representatives' efforts and reaches the smaller or low activity accounts. Additionally, DME utilizes distributors in key product market segments to focus on sales of items such as temperature controls. Sales of highly technical products, such as complete runnerless manifold systems, are aided by technical service representatives located in the various sales regions.

     Internationally, sales are handled by direct sales representatives in England, France, Belgium and Germany. In a number of countries in Europe and in Asia and the South Pacific, joint venture partners sell DME products through full-time sales representatives and secondary distribution outlets. DME utilizes stocking distributors to serve the rest of the world.

     Manufacturing and Production
     ----------------------------

     Local production facilities are a strategic advantage to sales in the custom mold base markets DME serves. Accordingly, DME maintains regional production facilities in North America and Europe to service customers of its custom-manufactured products. DME has ten manufacturing facilities in the United States, Canada, Mexico, Belgium and Germany and licenses four other companies to manufacture products in Brazil, Hungary, Japan and India.

     Competition
     -----------

     DME competes with different companies with respect to each of its major product categories. DME's competition principally consists of privately-held manufacturers operating primarily in local markets.

     DME believes it is the leading supplier of mold bases, mold components and electronic control systems for the plastic injection molding industry. DME is one of six major competitors in North America, and one of four major competitors in Europe, in the runnerless molding/process controls market.
The Company believes the runnerless molding/process controls market is a growth market with competition based primarily on product technology and service. A significant portion of DME's research and development is aimed at this market. DME faces competition from various companies with respect to each of the individual products in the resale products segment of its business. Competition in this segment is based primarily on price and delivery time.

Communications Services
- -----------------------

     Fairchild Communications Services Company ("Fairchild Communications") provides telecommunications equipment and services to tenants of commercial office buildings, under the trade name Telecom 2000 Services. As a result of its acquisition of JWP Telecom, Inc. in the second fiscal quarter, Fairchild Communications also sells, installs, and maintains telecommunications systems for business and government customers, under the
name Telecom 2000 Systems.   Fairchild Communications is a distributor for
Northern Telecom, NEC, Octel, Centigram and Active Voice, all leading manufacturers of telephone systems, voice mail systems and other equipment.

     Fairchild Communications was founded as a start-up venture in 1985 and has grown rapidly through expansions and acquisitions. Sales have grown from $1.4 million in Fiscal 1986 to $110 million in Fiscal 1995. Approximately $80 million of such increase was attributable to acquisitions (determined on an annualized basis at the date of acquisition), primarily the acquisition of the telecommunications assets of Amerisystems and JWP Telecom. The JWP Telecom acquisition contributed sales of approximately $30 million in Fiscal 1995. The Communication Services segment accounted for 19.9% of total Company sales for Fiscal 1995.

     Services
     --------

    Fairchild Communications negotiates long-term telecommunications franchises with owners and developers of office buildings. Under these arrangements, Fairchild Communications installs switching equipment, cable and telephone equipment, and subsequently contracts directly with individual tenants in the buildings to provide multi-year, single-point-of-contact telecommunications services.

     Telecom 2000 Services include access to services provided by regulated communications companies including local, long distance, international and 800 telephone services. Fairchild Communications also provides telephone switching equipment and telephones as well as voice mail, telephone calling cards, local area networks and voice and data cable installation and customized billing services that assist customers in controlling their telecommunications expense. Fairchild Communications typically provides its services at rates equal to or below those which customers could otherwise obtain, in part due to discounts it can obtain as a high volume purchaser of telephone services.

     Systems
     -------

     Fairchild Communications' Telecom 2000 Systems business sells telecommunications equipment directly to end-users and installs, services and maintains the equipment after the sale. Systems installations include PBX and key telephone systems, voice mail and automated call distribution systems and entire call centers. Fairchild Communications systems business employs a staff of field and design engineers capable of assisting customers in planning and implementation of all of their telecommunications plant needs. Customer service options range from basic business hour response to 24 hour a day, 365 days per year maintenance contracts. Fairchild Communications will also contract with customers to staff their facilities with dedicated service personnel under long term contracts.

    Customers
    ---------

     Telecom 2000 Services' and Systems' customers consist of small to medium size businesses as well as larger organizations and governmental agencies.
As of June 30, 1995, Fairchild Communications had offices in 23 cities serving over 10,000 customers. Contract terms with Telecom 2000 Services customers typically have a term of three to five years with provision for
automatic renewal.   Contracts with Telecom 2000 Systems customers for
maintenance services typically have a term of one year with provision for automatic renewal.

     Competition
     -----------

     Fairchild Communications services business competes with regulated major carriers that may provide a portion of the services that Fairchild Communications provides, but are typically not structured to provide all of a customers telecommunications requirements. Fairchild Communications also competes with small independent operators serving local markets. Fairchild Communications also competes with other shared communications services providers in order to secure telecommunications franchises with office building owners. Principal competitors include Metropolitan Fiber Systems' Realcom unit and Shared Technologies. Once a franchise has been obtained, Fairchild Communications competes with equipment manufacturers and distributors and long distance companies for the provision of telephone and other telecommunications equipment and services to building tenants. The principal competitors of Fairchild Communications' business systems include manufacturers such as AT&T and Rolm and distributors of equipment manufactured by such companies as Northern Telecom and NEC.

     Growth
     ------

     Management believes that future growth in the Communications segment will come primarily from four sources: acquisitions operating in the same or related businesses; new customers as a result of increased occupancy of space currently vacant in office buildings already under franchise or those being added; an increase in equipment dealer territory; and additional services to the existing customer base.

Foreign Operations
- ------------------
    The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total revenue of any geographic area. Export sales are made by U.S. subsidiaries and divisions to customers in non-U.S. countries, whereas foreign sales are made by the Company's non-U.S. subsidiaries. For the Company's sales results by geographic area and export sales, see Note 20 of the Company's consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Major Customers
- ---------------

     No single customer accounted for more than 10% of consolidated sales in any of the Company's business segments for the year ended June 30, 1995.

Backlog of Orders
- -----------------

    Backlog is significant in the Company's Aerospace Fasteners segment, due to long-term production requirements of its customers. Backlog of unfilled orders is not material in the Industrial Products segment and the Communications Services segment, where most orders are filled within a few weeks.

     The Company's backlog of orders as of June 30, 1995 in the Aerospace Fasteners, Industrial Products and Communications Services segments amounted to $100.6 million, $41.3 million and $4.2 million, respectively. The Company anticipates that approximately 88.1% of the aggregate backlog at June 30, 1995 will be delivered by June 30, 1996.

Suppliers
- ---------

     The Company does not consider itself to be materially dependent upon any one supplier, but is dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet its commitments to its customers.

Research and Patents
- --------------------

     The Company's research and development activities have included:
applied research; development of new products; testing and evaluation of, and improvements to, existing products; improvements in manufacturing techniques and processes; development of product innovations designed to meet government safety and environmental requirements; and development of technical services for manufacturing and marketing. The Company's sponsored research and development expenditures amounted to $4,100,000, $3,940,000 and $3,262,000 for the years ended June 30, 1995, 1994 and 1993, respectively. The Company owns patents relating to the design and manufacture of certain of its products and is a licensee of technology covered by the patents of other companies. The Company does not believe that any of its business segments are dependent upon any single patent.

Personnel
- ---------

    As of June 30, 1995, the Company had approximately 3,800 employees. Approximately 5% of these employees were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Environmental Matters
- ---------------------

     See discussion of Environmental Matters under Item 3 "Legal Proceedings" below.

ITEM 2.   PROPERTIES
- --------------------

     As of June 30, 1995, the Company owned or leased properties totalling approximately 1,771,000 square feet, approximately 1,164,000 square feet of which was owned and 575,000 square feet was leased. The Aerospace Fasteners segment's properties consisted of approximately 677,000 square feet, with principal operating facilities of approximately 535,000 square feet concentrated in southern California. The Industrial Products segment's properties consisted of approximately 783,000 square feet, with principal operating facilities of approximately 451,000 square feet located in Arizona, Michigan, Pennsylvania and Belgium.

     The Company owns its corporate headquarters at Washington-Dulles International Airport.

     The Company has several parcels of property which it is attempting to market, lease and/or develop, including: (i) an 88 acre parcel located in Farmingdale, New York, (ii) a 6 acre parcel in Temple City, California, (iii) an 8 acre parcel in Chatsworth, California, and (iv) several other parcels of real estate primarily located throughout the continental United States.

     The following table sets forth the location of the larger properties used in the continuing operations of the Company, their square footage, the business segment or groups they serve and their primary use. Each of the properties owned or leased by the Company is, in management's opinion, generally well maintained, is suitable to support the Company's business and is adequate for the Company's present needs. All of the Company's occupied properties are maintained and updated on a regular basis.

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

     Information concerning long-term rental obligations of the Company at June 30, 1995, is set forth in Note 18 to the Company's consolidated financial statements, included in Item 8 Financial Statements and Supplementary Data.

ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------

CL Motor Freight Litigation
- ---------------------------

     The Workers Compensation Bureau of the State of Ohio is seeking reimbursement from the Company for up to $5,400,000 for CL workers compensation claims which were insured under a self-insured program of CL. The Company has contested a significant portion of this claim.

Government Claims
- -----------------

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company had discussions with the government to attempt to resolve these pension accounting issues.

Civil Litigation
- ----------------

     Maurice Bidermann Litigation
     ----------------------------

     The Company obtained a judgment in the United States District for the Southern District of New York, for $12,947,000, plus interest, against Maurice Bidermann ("Bidermann") for breach of an agreement under which Bidermann was to have acquired the Company's interest in Bidermann Industries USA, Inc. ("BIUSA"), for approximately $22,500,000, of which Bidermann paid $10,000,000, and then defaulted. On June, 1995, the Company settled this claim for approximately $12,000,000, in addition to the $10,000,000 previously collected, and transferred its interest in BIUSA to third parties.

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

     In connection with its plans to dispose of certain real estate, the Company must investigate environmental conditions and may be required to take certain corrective action prior or pursuant to any such disposition. In addition, management has identified several areas of potential contamination at or from other facilities owned, or previously owned, by the Company, that may require the Company either to take corrective action or to contribute to a clean-up. The Company is also a defendant in certain lawsuits and proceedings seeking to require the Company to pay for investigation or remediation of environmental matters and has been alleged to be a potentially responsible party at various "Superfund" sites, Management of the Company believes that it has recorded adequate reserves in its financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any liability of the Company, unless such parties are contractually obligated to contribute and are not disputing such liability.

     As of June 30, 1995, the consolidated total recorded liabilities of the Company for environmental matters referred to above totalled $14,087,000. As of June 30, 1995, the estimated probable exposures for these matters was $13,918,000. It is reasonably possible the Company's total exposure for these matters could be approximately $22,870,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
- --------------------------------------------------------

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

     Information regarding the quarterly price range of the Company's Class A Common Stock is hereby incorporated by reference from Note 21 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

(b)  Holders

     The Company had approximately 1,658 and 64 record holders of its Class A and Class B Common Stock, respectively, at September 1, 1995.

(c)  Dividends

     The Company suspended its regular dividend payments in Fiscal 1988. The Company's present intention is to resume regular dividend payments when deemed prudent by its Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

Five-Year Financial Summary
(In thousands, except per share data)

For the years ended June 30,           1995        1994        1993        1992        1991
- ---------------------------         ----------  ----------  ----------  ----------  ----------
Summary of Operations:
  Net sales........................ $  546,323  $  444,145  $  463,567  $  489,780  $  515,652
  Earnings (loss) from continuing
    operations.....................    (33,920)     27,783     (43,465)    (20,168)     22,447
  Earnings (loss) per share from
    continuing operations:
      Primary......................      (2.11)       1.72       (2.70)      (1.24)       1.31
      Fully diluted................      (2.11)       1.72       (2.70)      (1.24)       1.30
  Cash dividends per common share:
    Class A........................        --         --          --           .20        --
    Class B........................        --         --          --           .10        --
Balance Sheet Data:
  Total assets..................... $   881,882 $  913,529  $  960,882  $1,009,376  $1,068,818
  Long-term debt, less current
    maturities.....................     509,715    522,406     566,491     533,820     527,228
  Redeemable preferred stock of
    subsidiary.....................      16,342     17,552      17,732      42,858      49,468
  Stockholders' equity.............      45,043     71,968      56,865     115,605     142,795
    per outstanding common share...        2.80       4.47        3.53        7.15        8.46

     Fiscal 1994 includes the gain on the sale of Rexnord Corporation stock. This transaction materially affects the comparability of the information reflected in the selected financial data.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- ------------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

     The Fairchild Corporation (the "Company") was incorporated under the laws of the State of Delaware in October, 1969. The Company changed its name from Banner Industries, Inc. to The Fairchild Corporation on November 15, 1990. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the owner of all of the common stock of Fairchild Industries, Inc. ("FII") which, in turn, is the 100% owner of VSI Corporation ("VSI"). The Company's operations are conducted through VSI and RHI. The Company also holds significant equity interests in Banner Aerospace, Inc. ("Banner") and Nacanco Paketleme ("Nacanco").

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. The following table illustrates the historical sales and operating income of the Company's continuing operations for the past three years.

                                         For the years ended June 30,
(In thousands)                         --------------------------------
                                         1995        1994        1993
                                       --------    --------    --------
Sales by Business Segment:
  Aerospace Fasteners...............   $219,129    $203,456    $247,080
  Industrial Products...............    218,484     166,499     148,449
  Communications Services...........    108,710      74,190      68,038
                                        -------     -------     -------
Total                                  $546,323    $444,145    $463,567
                                        =======     =======     =======
Operating Income (Loss) by
  Business Segment:

  Aerospace Fasteners*..............   $(14,073)   $(32,208)   $(15,398)
  Industrial Products...............     21,112      21,024      19,081
  Communications Services...........     18,498      16,483      14,688
                                        -------     -------     -------
Total                                    25,537       5,299      18,371

  Corporate administrative expense..    (13,179)    (16,868)    (19,506)
  Other corporate (expense) income..     (2,152)      2,231       5,309
                                        -------     -------     -------
Operating Income (loss).............   $ 10,206    $ (9,338)   $  4,174
                                        =======     =======     =======

*Includes restructuring charges of $18.9 million and $15.5 million in Fiscal
1994 and Fiscal 1993, respectively, and an unusual loss from earthquake damage and related business interruption of $4.0 million in Fiscal 1994.

FISCAL 1995 VERSUS FISCAL 1994

General
- -------

     Overall sales increased by 23.0% in Fiscal 1995, compared to sales in Fiscal 1994, which reflected stronger sales performances from all three business segments.

    Operating income increased $19.5 million in Fiscal 1995, compared to operating losses in Fiscal 1994. During Fiscal 1995, operating losses decreased significantly in the Aerospace Fasteners segment primarily due to the Fiscal 1994 period having included a restructuring charge of $18.9 million and a $4.0 million charge for earthquake damage and related business interruption. Operating income in the current year was up in both the Industrial Products segment and the Communications Services segment. (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased 7.7% in Fiscal 1995, compared to the Fiscal 1994 period, primarily resulting from aggressive management efforts during the current year to reduce backlog caused by quality problems and earthquake disruption, which have diminished.

     Operating losses in the Aerospace Fasteners segment decreased $18.1 million for the Fiscal 1995 period, over the corresponding Fiscal 1994 period; however, this segment continues to be affected by soft demand and severe price erosion and higher quality control costs resulting from customers' requirements. The Fiscal 1995 loss resulted primarily from excess costs incurred to reduce the past due sales backlog, which included many orders of small quantities at low profit margins. Certain products have yielded negative margins due to labor inefficiencies and low prices. Management has taken steps to cancel any such orders remaining in the backlog unless improved pricing can be negotiated. Significant provisions for excess and slow moving inventories were also recorded in Fiscal 1995, contributing to the operating loss. Management will also continue to reduce the capacity of the Aerospace Fasteners segment as necessary to bring the breakeven point in line with demand. These actions may result in further restructuring charges in the future. A restructuring charge of $18.9 million was recorded in the prior year for nonrecurring costs related to exiting certain aircraft engine bolt lines, and an unusual loss of $4.0 million was recorded in the prior year for earthquake damage (see below).

     In January of 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California Earthquake. This disruption caused increased costs and reduced revenues in Fiscal 1994 and has negatively affected Fiscal 1995 as well. In June of 1995, the Company reached final settlement of its insurance claim and recovered a total of $17.0 million for property damages and business interruption. (See further discussion in the Fiscal 1994 versus 1993 discussion).

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 31.2% in Fiscal 1995, compared to the Fiscal 1994 period. $15.1 million of the net increase in sales in Fiscal 1995 was at the D-M-E Company ("D-M-E"), which provides tooling to the plastics industry, reflecting customer response to D-M-E's fast delivery programs, new products, and growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has shown signs of improvement as a result of the strengthening European economy. Expansion into selected new foreign markets is being pursued and appears to have potential. Also included in the Industrial Products segment were sales from Convac, a semiconductor equipment manufacturing company acquired at the end of Fiscal 1994, another small acquisition made early in Fiscal 1995 and Fairchild Data Corporation. The combined sales of these companies was $50.7 million in the Fiscal 1995 period.

     Operating income in the Industrial Products segment was flat in Fiscal 1995, compared to Fiscal 1994. A $4.2 million improvement in operating income at D-M-E in Fiscal 1995 was offset by operating losses from the other operations which incurred significant R&D and start-up costs. The improved results at D-M-E resulted from a higher sales volume and improved operating margins. In recent years D-M-E has implemented several cost savings steps, including overhead reduction, plant consolidation and improved inventory management programs, which have contributed to the higher operating margins. In addition, D-M-E has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 46.5% in Fiscal 1995, compared to Fiscal 1994, primarily due to the inclusion of sales from the acquisition of specified assets of JWP Telecom, Inc., ("JWP") made during the Fiscal 1995 second quarter, as well as sales to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 12.2% in Fiscal 1995, compared to Fiscal 1994, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales was 17.0% in Fiscal 1995. This lower return was anticipated as a result of the JWP acquisition, which has lower gross margins due to the nature of the business.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - During Fiscal 1995, corporate administrative expense decreased 21.9%. This decline resulted primarily from cost controls, including a reduction in work force and wage and salary caps that were in effect for most corporate employees and sale of the Company airplane during Fiscal 1994.

     Other Corporate Income - Other corporate income decreased $4.4 million in Fiscal 1995, compared to Fiscal 1994, primarily due to increased carrying costs and losses reported on net assets held for sale. In addition, start up costs related to a corporate sponsored joint venture are included in this category. Gain on sale of a trademark was recognized in the prior year period.

     Net Interest Expense - Net interest expense decreased 2.7% in Fiscal 1995, compared to the prior year period, due primarily to lower borrowings and increased interest income earned on higher cash and cash equivalents average balances during the Fiscal 1995 period.

     Investment income, net - Investment Income decreased by 7.5%, primarily as a result of higher dividends realized on participating annuity contracts in the prior year period.

     Equity in earnings of affiliates increased $3.3 million in Fiscal 1995, compared to Fiscal 1994. Earnings from Nacanco, in which the Company holds a 31.9% interest, were down $2.6 million for the year, primarily due to a large tax adjustment taken during the current year. The Fiscal 1994 period included a $5.7 million loss from Banner Aerospace which included losses on discontinued operations and restructuring charges.

     Minority interest expense includes dividend expense on FII's Series C Preferred Stock.

     Non-Recurring Income - Non-recurring income in the Fiscal 1994 period includes the net pre-tax gain of $129.1 million on the Company's 43.9% stock interest in Rexnord Corporation, which was sold to BTR Dunlop Holdings, Inc. on December 23, 1993.

     Income Taxes - For Fiscal 1995, the Company recorded a tax benefit of $18.0 million at a 34.7% effective tax rate.

Accounting Changes:
- -------------------

     1) Postretirement Benefits - Using the immediate recognition method, the Fiscal 1994 after-tax charge to earnings for the cumulative effect of this accounting change was $.5 million, which represents the unamortized portion of an overstated liability for discontinued operations, which substantially offset the transition obligation for active employees and retirees of continuing operations. In addition, in Fiscal 1994, a $7.5 million charge, net of the Company's related tax benefit, was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this change in accounting.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded, in Fiscal 1994, a $2.4 million charge, representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to fixed assets, prepaid pension expenses, and inventory differences. In addition, a $.5 million charge was recorded for the Company's share of Rexnord Corporation's ("Rexnord") cumulative charge resulting from this change in accounting.

     Net Earnings (Loss) - The net earnings (loss) decreased $49.6 million in Fiscal 1995, compared to the Fiscal 1994 period, primarily due to the $129.1 million net pre-tax gain on the sale of the Company's interest in Rexnord recognized in the Fiscal 1994 period. Offsetting the decrease were: (1) the $19.5 million increase in operating income and the $3.3 million increase in equity earnings in Fiscal 1995, (2) the $11.0 million charge, net of tax, for the cumulative effect of accounting changes, which was recorded in Fiscal 1994, and (3) a decrease in taxes of $43.0 million.

FISCAL 1994 VERSUS FISCAL 1993

General
- -------

     Overall sales declined by 4.2% for Fiscal 1994, compared to Fiscal 1993, primarily caused by price erosion due to excess capacity in the aerospace fasteners industry, reduced order rates from commercial and military aerospace customers in the Aerospace Fasteners segment and lower revenues due to the disruption caused by the earthquake. Reduced order rates were principally due to reductions in defense spending and reduced build rates of commercial airplane original equipment manufacturers, due to conditions in the airline industry. The decline in sales at the Aerospace Fasteners segment was partially offset by significant sales increases at the Industrial Products and Communication Services segments in the Fiscal 1994 period. The Industrial Products segment included sales in the Fiscal 1994 period by Fairchild Data Corporation which had been classified as a discontinued operation in the Fiscal 1993 period.

     Operating income decreased by $13.5 million in Fiscal 1994, compared to Fiscal 1993. A restructuring charge of $18.9 million was recorded in Fiscal 1994, to further implement the Aerospace Fasteners segment restructuring plan. A $4.0 million charge for earthquake damage and related business interruption also affected this segment in Fiscal 1994. Operating income was up in the Industrial Products and Communications Services business segments for Fiscal 1994; however, in the Aerospace Fasteners segment operating income declined $16.8 million for Fiscal 1994, compared to Fiscal 1993. Other corporate income also decreased in Fiscal 1994. (See discussion below.)

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment decreased 17.7% in Fiscal 1994, compared to Fiscal 1993, primarily due to the reduced order rates.

     The operating loss in the Aerospace Fasteners segment increased by $16.8 million in Fiscal 1994, compared to the Fiscal 1993 period. During the Fiscal 1994 period, sustained soft worldwide demand for aircraft and aircraft engines caused a decline in new order rates and in prices for aerospace fasteners. In response, the Company continued to undertake restructuring actions to further downsize, reduce costs, reduce cycle times and improve margins. These restructuring efforts included discontinuance of certain aircraft engine bolt and other product lines, increased cellularization of manufacturing processes, relocation of its New Jersey operations to California and re-engineering certain manufacturing processes and methods to meet more stringent customer quality standards.

     The Company recorded a pretax restructuring charge of $18.9 million in Fiscal 1994 to cover the cost of the above mentioned restructuring activities, including the write down of goodwill and surplus assets related to certain product lines, severance benefits and the nonrecurring costs associated with the cellularization and reengineering of manufacturing processes and methods. The Fiscal 1993 period included a restructuring charge of $15.5 million to downsize fastener operations in Europe and the United States.

     Operating income in Fiscal 1994 was also affected by (1) reduced demand and price erosion; and (2) higher quality control costs resulting from customer quality requirements. The segment has implemented programs to comply with customer quality requirements, which resulted in one time start-up costs and increased recurring quality costs, each of which negatively affected the Fiscal 1994 operating results, and will likely negatively affect the future profit margins of this segment.

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption caused increased costs and reduced revenues in Fiscal 1994. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss in Fiscal 1994 of $4.0 million to cover the estimated net cost of the damages and business interruption caused by the earthquake.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 12.2% in Fiscal 1994 compared to Fiscal 1993. The inclusion of Fairchild Data Corporation sales in Fiscal 1994 accounted for 76.5% of the increased sales in this segment. Sales increased by $4.2 million at D-M-E Company in Fiscal 1994, reflecting
customer response to   D-M-E's fast delivery programs, new products, and
growth of the domestic economy.

     Operating income in the Industrial Products segment increased 10.2% in Fiscal 1994, compared to Fiscal 1993. The inclusion of Fairchild Data Corporation operating income in Fiscal 1994 accounted for 48.9% of the increase in operating income in this segment. The improved results at D-M-E in the Fiscal 1994 period resulted from a higher sales volume and improved operating margins. In recent years the Industrial Products segment has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. The improvements in inventory management and delivery systems resulted in faster deliveries, reduction in inventory, and higher inventory turnover. In addition, D-M-E has continued to implement improved manufacturing methods that have reduced cycle times and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 9.0% in Fiscal 1994, compared to Fiscal 1993, primarily due to the inclusion of sales from acquisitions, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 12.2% in Fiscal 1994 compared to Fiscal 1993, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales in Fiscal 1994 was slightly higher than in Fiscal 1993.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - Corporate administrative expense decreased by 13.5% in Fiscal 1994, as compared to Fiscal 1993. This decline resulted primarily from cost controls, including a reduction in work force and wage and salary caps that were in effect for most corporate employees, and the sale of the Company airplane during Fiscal 1994. Excluding severance payouts, corporate administrative expense declined over 15.9% in Fiscal 1994 compared to Fiscal 1993.

     Other Corporate Income - Other corporate income decreased $3.1 million in Fiscal 1994 compared to Fiscal 1993, primarily due to the absence of amortization of over accrued retiree health care expense, and the write down of a corporate facility held for sale.

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

     Equity in Earnings of Affiliates - Equity in earnings of affiliates decreased $12.1 million in Fiscal 1994 compared to Fiscal 1993, due to the lower earnings of Banner, after recording nonrecurring charges for discontinued operations, and of Rexnord prior to the Company selling its interest in Rexnord. Consequently, Fiscal 1994 includes no earnings for Rexnord subsequent to the sale date.

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

Accounting Changes:

     1) Postretirement Benefits - Using the immediate recognition method, the after-tax charge to earnings representing the cumulative effect of the accounting change was $.5 million in Fiscal 1994. The unamortized portion of an overstated liability of $10.4 million for discontinued operations substantially offset the transition obligation of $10.9 million for active employees and retirees of continuing operations. In addition, a $7.5 million charge, net of the Company's related tax benefit, was recorded in Fiscal 1994 for the Company's share of Rexnord's cumulative charge resulting from this change in accounting.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded a $2.4 million charge in Fiscal 1994 representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to differences between the tax basis and book basis of fixed assets, prepaid pension expense, and inventory. In addition, a $.5 million charge was recorded in Fiscal 1994 for the Company's share of Rexnord's cumulative charge resulting from this accounting change.

     Extraordinary items - net included in Fiscal 1993 is an extraordinary charge of $11.8 million, net of tax, which is 42% of the Rexnord extraordinary charge related to premiums paid to repurchase debt and the write off of deferred loan costs. In addition, FII recorded a charge of $.8 million, net of tax, for deferred loan fees written off when a portion of the term loan was repaid.

     Net Earnings (Loss) - The $71.9 million increase in the Fiscal 1994 net earnings compared to Fiscal 1993 was primarily due to the $129.1 million pre-tax gain on the sale of shares of Rexnord, offset partially by a $13.5 million drop in operating income, decreased equity earnings of $12.0 million, an $11.0 million charge, net of tax, for the cumulative effect of changes in accounting principles, and increased taxes on the higher level of income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1995 was $112.6 million, which was $33.2 million lower than at June 30, 1994. The primary reasons for this decrease included a $31.2 million reduction in cash, primarily required to service debt and meet operating cash requirements during the year, and a $26.0 million increase in current debt resulting from long term debt becoming current and an increase in accounts payable of $12.8 million, primarily as a result of acquisitions. These decreases in working capital were partially offset by a $34.3 million increase in accounts receivable and inventory, reflecting acquisitions, slower customer payments, and inventory build and increased sales to reduce backlog.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at June 30, 1995 had a book value of $51.6 million and included two parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell,lease or develop, subject to the resolution of certain environmental matters and market conditions. At the end of 1995, it was determined to reclassify to this classification, several investments and properties now being marketed, including two landfills in Pennsylvania, and a real estate joint venture in California.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of high growth companies, as well as cost reduction and labor efficiency programs. For Fiscal 1995, capital expenditures including the cost of acquisitions, were $32.9 million. Capital expenditures, for Fiscal 1994 and Fiscal 1993 were $18.2 million and $22.9 million, respectively. The Company anticipates that capital expenditures in Fiscal 1996 will approximate $18.8 million.

     Long term investments declined $14.6 million as a result of: (1) recovering proceeds in excess of book value on the Maurice Bidermann litigation, and (2) reclassifying a real estate joint venture to net assets held for sale.

     Notes receivable and other assets declined $28.3 million, due primarily to reclassifying noncurrent taxes to the noncurrent tax liability caption on the balance sheet, and reclassifying several properties to net assets held for sale.

     Long term debt decreased $12.7 million during Fiscal 1995, as a result of the Company repurchasing some of its senior and intermediate debt, and senior debt due in 1996 being reclassified to current liabilities.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, and litigation settlements and related costs.

     The Company expects that cash on hand, cash generated from operations, borrowings, and asset sales, will be adequate to satisfy cash requirements. Management intends to take appropriate actions to refinance portions of its debt, if necessary to meet cash requirements.

     The Company's Credit Agreement, as amended, requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement, as amended, as of June 30, 1995. To comply with the minimum EBITDA Covenant requirements (as amended) the Company's subsidiary, VSI must earn for the cumulative total of the trailing four quarters, EBITDA as follows: $60.0 million for the first quarter of Fiscal 1996, $65.0 million for the second quarter of Fiscal 1996, $70.0 million for the third quarter of Fiscal 1996, and $80.0 millon for the fourth quarter of Fiscal 1996. VSI's ability to meet the minimum requirements under the EBITDA covenant in Fiscal 1996 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure or waiver, would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in acceleration of the principal and interest outstanding, and termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained.

     The Company's subsidiaries may transfer available cash as dividends to the Company if the purpose of such dividends is to provide the Company with funds necessary to meet its debt service requirements under specified notes and debentures. However, all other dividends from FII to RHI are subject to certain limitations under the Credit Agreement. As of June 30, 1995, FII was unable to provide dividends to RHI. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting For The Impairment Of Long-Lived Assets
- --------------------------------------------------
And For Long-Lived Assets To Be Disposed Of
- -------------------------------------------

     It is the Company's policy to review its long-lived assets, including property, plant and equipment, identifiable intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges will be less than the carrying amount of the assets. Impairment is measured at fair value.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is required to be implemented by the Company on, or before, July 1, 1996. Since the Company's present policy is identical to the policy prescribed by SFAS 121, there will be no effect from implementation.

     As noted above, the Company's Aerospace Fasteners segment has suffered dramatic reductions in sales in the past three years resulting from both reduced defense spending and the severe downturn in the build rate of commercial airliners. These sales reductions have created excess capacity in the industry and have caused price erosion and margin deterioration. The Company has responded to these market conditions with several restructuring actions, including significant reductions in selling, general and administrative expenses, personnel reductions, plant closings and consolidations, discontinuance of unprofitable product lines and re-engineering of manufacturing processes.

     Despite these actions, the Aerospace Fasteners segment lost from operations (excluding restructuring and earthquake charges) $14.1 million in Fiscal 1995, $9.3 million in Fiscal 1994 and was breakeven in Fiscal 1993. Most of these losses were concentrated in two of the segments operating units while the other five units were predominately profitable during the periods. As part of restructuring and earthquake charges totaling $38.3 over the past three fiscal years, the Company wrote off $7.0 million of goodwill, related to exiting product lines.

     In light of recent industry conditions and the losses suffered in the Aerospace Fasteners segment in the past three fiscal years, the Company has reviewed its long-lived assets for potential impairment. The Company has concluded, based on the following, that no impairment currently exists. Projections of future aircraft build rates published by the major airframe manufacturers, show the rates close to doubling in the next few years. The Company believes the operating units within the Aerospace Fasteners segment which have incurred operating losses are likely to return to profitability. Therefore, positive cash flow is likely to be generated in the next several years within the Aerospace Fastener segment, enabling it to recover the carrying value of the segment's long-lived assets, including goodwill. However, if industry conditions do not improve or the Company does not participate in the improvement as it occurs, it may be necessary to further write-down long-lived assets in the Aerospace Fasteners segment in the next few years. Such write-downs could be significant in amount.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

     The following consolidated financial statements of the Company and the report of the Company's independent public accountants with respect thereto, are set forth below.


                                                                     Page
                                                                     ----

     Consolidated Balance Sheets as of June 30, 1995 and 1994......   31

     Consolidated Statements of Earnings - The Three Years Ended
     June 30, 1995, 1994, and 1993.................................   33

     Consolidated Statements of Stockholders' Equity - The Three
     Years Ended June 30, 1995, 1994, and 1993.....................   35

     Consolidated Statements of Cash Flows - The Three Years
     Ended June 30, 1995, 1994, and 1993...........................   36

     Notes to Consolidated Financial Statements....................   38

     Report of Independent Public Accountants......................   70

     Supplementary data regarding "Quarterly Financial Information (Unaudited)" is set fourth under this Item 8 in Note 21 to Consolidated Financial Statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                  June 30,        June 30,
ASSETS                                              1995            1994
- ------                                            --------        --------
Current Assets:
Cash and cash equivalents.....................  $   71,182      $  102,368
  (of which $5,968 and $4,745 is restricted)
Short-term investments........................       4,116           6,649
Accounts receivable-trade, less allowances
  of $5,610 and $3,468........................      93,607          74,196
Inventories:
   Finished goods.............................      53,771          47,120
   Work-in-process............................      27,704          30,907
   Raw materials..............................      23,434          11,988
                                                 ---------       ---------
                                                   104,909          90,015

Prepaid expenses and other current assets.....      18,116          20,128
                                                 ---------       ---------
Total Current Assets..........................     291,930         293,356

Property, plant and equipment, net............     170,926         174,147

Net assets held for sale......................      51,573          36,375
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $35,779 and $29,622..........................     209,959         205,395
Investments and advances - affiliated
 companies....................................      73,670          71,532
Deferred loan costs...........................      12,013          15,952
Prepaid pension assets........................      59,567          61,628
Long-term investments.........................         838          15,458
Notes receivable and other assets.............      11,406          39,686
                                                 ---------       ---------
                                                $  881,882      $  913,529
                                                 =========       =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                  June 30,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1995            1994
- ------------------------------------              --------        --------
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................   $   40,989      $   14,978
Accounts payable.............................       48,100          35,271
Accrued liabilities:
   Salaries, wages and commissions...........       16,466          14,932
   Employee benefit plan costs...............        1,481           2,120
   Insurance.................................       16,802          15,014
   Interest..................................       16,309          16,936
   Other.....................................       39,189          35,620
                                                 ---------       ---------
                                                    90,247          84,622
Income taxes payable.........................         --            12,713
                                                 ---------       ---------
Total Current Liabilities....................      179,336         147,584

Long-term debt...............................      509,715         522,406
Other long-term liabilities..................       19,435          25,116
Retiree health care liabilities..............       49,474          51,189
Noncurrent income taxes......................       38,004          53,162
Minority interest in subsidiaries............       24,533          24,552
Redeemable preferred stock of subsidiary.....       16,342          17,552
                                                   -------         -------
Total liabilities............................      836,839         841,561

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 19,647,705
  shares issued and  13,406,109 shares
  outstanding................................        1,965           1,965
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,696,886
  shares issued and outstanding..............          270             270
Paid-in capital..............................       67,011          66,775
Retained earnings............................       18,912          52,736
Cumulative translation adjustment............        8,724           3,346
Additional minimum liability for pensions,
  net of tax.................................         --            (1,405)
Net unrealized holding loss on available-for-
  sale securities............................         (120)           --
Treasury Stock, at cost, 6,241,596 shares of
  Class A common stock.......................      (51,719)        (51,719)
                                                 ---------       ---------
Total Stockholders' Equity...................       45,043          71,968
                                                 ---------       ---------
Total Liabilities and Stockholders' Equity...   $  881,882      $  913,529
                                                 =========       =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                              For the Years Ended June 30,
                                            --------------------------------
                                              1995        1994        1993
                                            --------    --------    --------
Revenue:
  Sales.................................    $546,323    $444,145    $463,567
  Other income..........................         656       5,742       6,889
                                             -------     -------     -------
                                             546,979     449,887     470,456
Costs and Expenses:
  Cost of sales.........................     419,290     337,881     351,001
  Selling, general & administrative.....     107,226      85,831      90,485
  Research and development..............       4,100       3,940       3,262
  Amortization of goodwill..............       6,157       6,020       6,065
  Restructuring.........................        --        18,860      15,469
  Unusual items.........................        --         6,693        --
                                             -------     -------     -------
                                             536,773     459,225     466,282

Operating income (loss).................      10,206      (9,338)      4,174

Interest expense........................      71,159      73,071      72,110
Interest income.........................      (3,389)     (3,388)     (1,692)
                                             -------     -------     -------
Net interest expense....................      67,770      69,683      70,418

Investment income, net..................       5,705       6,165       2,696
Equity in earnings (loss) of affiliates.       2,369        (882)     11,196
Minority interest.......................      (2,449)     (2,552)     (2,289)
Non-recurring income....................        --       129,082        --
                                             -------     -------     -------
Earnings (loss) from continuing
  operations before taxes...............     (51,939)     52,792     (54,641)

Income tax (benefit) provision..........     (18,019)     25,009     (11,176)
                                             -------     -------     -------
Earnings (loss) from continuing
  operations............................     (33,920)     27,783     (43,465)

Loss on disposal of discontinued
  operations, net.......................        (259)       (368)        (25)
                                             -------     -------     -------
Earnings (loss) before extraordinary
  items and cumulative effect of
  accounting changes....................     (34,179)     27,415     (43,490)

Extraordinary items, net................         355        (643)    (12,614)

Cumulative effect of change in
  accounting for postretirement
  benefits, net.........................        --        (8,015)       --

Cumulative effect of change in
   accounting for income taxes, net.....        --        (2,935)       --
                                             -------     -------     -------
Net earnings (loss).....................    $(33,824)   $ 15,822    $(56,104)
                                             =======     =======     =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                              For the Years Ended June 30,
                                            --------------------------------
                                              1995        1994        1993
                                            --------    --------    --------
Earnings (Loss) per Common Share:
Primary and Fully Diluted:
  Earnings (loss) from continuing
    operations...........................   $  (2.11)   $   1.72    $  (2.70)
  Loss from discontinued operations, net.       (.01)       (.02)       --
  Earnings (loss) before extraordinary
    items and cumulative effect of
    accounting changes...................      (2.12)       1.70       (2.70)
  Extraordinary items, net...............        .02        (.04)       (.78)
  Cumulative effect of change in
    accounting for postretirement
    benefits, net........................       --          (.50)       --
  Cumulative effect of change in
    accounting for income taxes, net.....       --          (.18)       --
                                             -------     -------     -------
  Net earnings (loss) per share..........   $  (2.10)   $    .98    $  (3.48)
                                             =======     =======     =======

Weighted Average Number of Shares used
  in Computing Earnings Per Share:
Primary..................................     16,103      16,103      16,113
Fully diluted............................     16,103      16,103      16,113

















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)
                      Class A  Class B                 Cumulative
                       Common  Common Paid-in Retained Translation Treasury
                        Stock  Stock  Capital Earnings Adjustment  Stock     Other    Total
                        -----  -----  ------- -------- ----------- -------   -----   -------
BALANCE, July 1, 1992  $1,964  $271   $65,658 $93,018    $6,169   $(51,475) $  -    $115,605
- ----------------------
Net loss..............   -      -        -    (56,104)     -          -        -     (56,104)
Cumulative translation
 adjustment, net......   -      -        -       -       (3,471)      -        -      (3,471)
Exchange of Class B
 for Class A common
 stock................      1    (1)     -       -         -          -        -        -
Purchase of treasury
 stock................   -      -        -       -         -          (244)    -        (244)
Gain on Initial Public
 Offering of Rexnord
 Corporation..........   -      -       1,079    -         -          -        -       1,079
                        -----  ----    ------  ------     -----    -------   ------   ------
BALANCE, June 30, 1993  1,965   270    66,737  36,914     2,698    (51,719)    -      56,865
- ----------------------
Net earnings..........   -      -        -     15,822      -          -        -      15,822
Cumulative translation
 adjustment, net......   -      -        -       -          648       -        -         648
Gain on purchase of
 preferred stock of
 subsidiary...........   -      -          38    -         -          -        -          38
Additional minimum
 liability for
 pensions.............   -      -        -       -         -          -      (1,405)  (1,405)
                        -----  ----    ------  ------     -----    -------   ------   ------
BALANCE, June 30, 1994  1,965   270    66,775  52,736     3,346    (51,719)  (1,405)  71,968
- ----------------------
Net loss..............   -      -        -    (33,824)     -          -        -     (33,824)
Cumulative translation
 adjustment, net......   -      -        -       -        5,378       -        -       5,378
Gain on purchase of
 preferred stock of
 subsidiary...........   -      -         236    -         -          -        -         236
Reduction of minimum
 liability for pensions  -      -        -       -         -          -       1,405    1,405
Net unrealized holding
 loss on available-for-
 sale securities......   -      -        -       -         -          -        (120)    (120)
                        -----  ----    ------  ------     -----    -------   ------   ------
BALANCE, June 30, 1995 $1,965 $ 270   $67,011 $18,912    $8,724   $(51,719) $  (120) $45,043
                        =====  ====    ======  ======     =====    =======   ======   ======


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

           THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                        For the Years Ended June 30,
                                                      --------------------------------
                                                        1995        1994        1993
                                                      --------    --------    --------
Cash flows from operating activities:
Net earnings (loss)...............................   $ (33,824)  $  15,822   $ (56,104)
Adjustments to reconcile net earnings (loss) to
  net cash used for operating activities:
    Cumulative effect of accounting changes, net..        --        10,950        --
    Extraordinary loss on recapitalization of
      Rexnord Corporation.........................        --          --        11,808
    Depreciation and amortization.................      38,170      36,227      33,955
    Accretion of discount on long-term
      liabilities.................................       4,773       4,453       3,355
    Net gain on sale of Rexnord investment........        --      (129,082)       --
    Provision for restructuring and unusual items
      (excluding cash payments of $6,020 in 1994
      and $7,896 in 1993).........................        --        19,533       7,573
    Loss on sale of property, plant and equipment.         713         214       2,294
    Undistributed (earnings) loss of affiliates...        (950)      1,193     (10,945)
    Minority interest.............................       2,449       2,552       2,289
    Change in trading securities..................       1,879        --          --
    Change in receivables.........................     (16,165)     (2,803)      7,252
    Change in inventories.........................     (14,000)      4,246       9,444
    Change in other current assets................      (3,517)     (4,498)     30,092
    Change in other non-current assets............       6,022      (3,366)     (8,637)
    Change in accounts payable, accrued
      liabilities, and other long-term liabilities     (10,958)     11,288     (53,496)
                                                      --------    --------    --------
Net cash used for operating activities............     (25,408)    (33,271)    (21,120)

Cash flows from investing activities:
Change in investments.............................      12,281       1,574      31,845
Purchase of property, plant and equipment.........     (20,700)    (16,279)    (15,596)
Proceeds from sale of property, plant and
  equipment.......................................       1,243       7,982       1,301
Equity investments in affiliates..................      (1,264)     (3,393)    (19,527)
Acquisition of subsidiaries, net of cash acquired.     (12,157)     (1,905)     (7,313)
Net proceeds from sale of Rexnord Corporation.....        --       178,089        --
                                                      --------    --------    --------
Net cash (used for) provided by investing
  activities......................................     (20,597)    166,068      (9,290)


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)
                                                        For the Years Ended June 30,
                                                      --------------------------------
                                                        1995        1994        1993
                                                      --------    --------    --------
Cash flows from financing activities:
Proceeds from issuance of debt....................   $  71,712   $  68,558   $ 223,038
Debt repayments and repurchase of debentures, net.     (59,367)   (169,948)   (165,363)
Purchases of treasury shares......................        --          --          (244)
                                                      --------    --------    --------
Net cash provided by (used for) financing
  activities......................................      12,345    (101,390)     57,431
Effect of exchange rate changes on cash...........       2,474         862      (2,868)
Net (decrease) increase in cash and cash
  equivalents.....................................     (31,186)     32,269      24,153
Cash and cash equivalents, beginning of the year..     102,368      70,099      45,946
                                                      --------    --------    --------
Cash and cash equivalents, end of the year........   $  71,182   $ 102,368   $  70,099
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

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     Corporate Structure: The Fairchild Corporation (the "Company") was incorporated under the laws of the State of Delaware in October, 1969. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the owner of all of the common stock of Fairchild Industries, Inc. ("FII") which, in turn, is the 100% owner of VSI Corporation ("VSI"). The Company's operations are conducted through VSI and RHI. The Company also holds significant equity interests in Banner Aerospace, Inc. ("Banner") and Nacanco Paketleme ("Nacanco").

     Fiscal Year: The fiscal year ("Fiscal") of the Company ends June 30. All references herein to "1995", "1994", and "1993" mean the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

     Principles of Consolidation: The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in
consolidation.   Investments in companies owned between 20 percent and 50
percent are recorded using the equity method (see Note 6).

     Cash Equivalents/Statements of Cash Flows: For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less as cash equivalents. Total net cash disbursements (receipts) made by the Company for income taxes and interest were as follows:

(In thousands)                       1995       1994       1993
                                   --------   --------   --------
Interest.......................    $ 66,334   $ 66,788   $ 63,567
Income Taxes...................      (3,056)       (16)   (23,171)
</TABLE?

     Restricted Cash: On June 30, 1995 and 1994, the Company had restricted cash of $5,968,000 and $4,745,000, respectively, all of which is maintained as collateral for certain debt facilities. Cash investments are in high grade, short-term certificates of deposit.

     Investments:  On July 1, 1994, the Company adopted Statement of
Financial Accounting Standards No. 115 "Accounting for Certain Investments in
Debt and Equity Securities" ("SFAS 115"). There was no cumulative effect as the result of adopting SFAS 115 in Fiscal 1995.

     Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders' equity. Investments in equity securities and limited partnerships that do not have readily determinable fair values are stated at cost, adjusted for impairments, and categorized as other investments. At June 30, 1994, the Company used the lower of cost or market method for its investments. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest on corporate obligations, as well as dividends on preferred stock are accrued at the balance sheet date.

     Inventories:  Inventories are stated at the lower of cost or market.
Cost is determined primarily using the last-in, first-out (LIFO) method.
Inventories from continuing operations are valued as follows:

                                                June 30,     June 30,
(In thousands)                                    1995         1994
                                                --------     --------
Last-in, first-out (LIFO)..................    $  69,211    $  69,829
First-in, first-out (FIFO).................       35,698       20,186
                                                --------     --------
Total inventories..........................    $ 104,909    $  90,015
                                                ========     ========

     For inventories valued on the LIFO method, the excess of current FIFO value over stated LIFO value was approximately $7,447,000 and $7,924,000 at June 30, 1995 and 1994, respectively. The LIFO decrement was immaterial for Fiscal 1995.

     Properties and Depreciation: Properties are stated at cost and depreciated over estimated useful lives, generally on a straight-line basis. For Federal income tax purposes, accelerated depreciation methods are used. No interest costs were capitalized in any of the years presented. Property, plant and equipment consisted of the following:

                                                June 30,        June 30,
(In thousands)                                    1995            1994
                                                --------        --------
Land.......................................     $ 14,022        $ 17,811
Buildings and improvements.................       47,397          47,376
Machinery and equipment....................      208,970         184,171
Transportation vehicles....................          649             618
Furniture and fixtures.....................       10,965           7,501
Construction in progress...................        4,582           6,358
                                                 -------         -------
                                                 286,585         263,835
Less:  Accumulated depreciation............     (115,659)        (89,688)
                                                 -------         -------
Net property, plant and equipment..........     $170,926        $174,147
                                                 =======         =======

     Amortization of Goodwill: The excess of the cost of purchased businesses over the fair value of their net assets at acquisition dates (goodwill) is being amortized on a straight-line basis over 40 years.

     Deferred Loan Costs: Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of outstanding debt, using the effective interest method.
Amortization expense for these loan costs for Fiscal 1995, 1994 and 1993 was $3,794,000, $4,253,000 and $3,355,000, respectively.

     Impairment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

     Despite three consecutive years of operating losses in the Company's Aerospace Fasteners segment, the Company believes that future net cash flows from this segment will be sufficient to permit recovery of the segment's long-lived assets, including the remaining goodwill.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is required to be implemented by the Company on, or before, July 1, 1996. Since the Company's present policy is identical to the policy prescribed by SFAS 121, there will be no effect from implementation. (For further discussion see "Impact of Future Accounting Changes" included in Item 7, Management Discussion and Analysis of Results of Operations and Financial Condition).

     Foreign Currency Translation: All balance sheet accounts of foreign subsidiaries are translated at current exchange rates at the end of the accounting period. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Foreign transaction gains and losses are included in other income and were insignificant in Fiscal 1995, 1994 and 1993.

     Research and Development: Company-sponsored research and development expenditures are expensed as incurred.

     Non-Recurring Items: Non-recurring income for Fiscal 1994 consists of the net pretax gain of $129,082,000 on the sale of Rexnord Corporation ("Rexnord") stock (see Note 6).

     Earnings Per Share: Primary and fully diluted earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares and share equivalents outstanding during the period. To compute the incremental shares resulting from stock options and warrants for primary earnings per share, the average market price of the Company's stock during the period is used. To compute the incremental shares resulting from stock options and warrants for fully diluted earnings per share, the greater of the ending market price or the average market price of the Company's stock is used. In computing earnings per share for Fiscal 1995, 1994 and 1993, the conversion of options and warrants was not assumed, as the effect was anti-dilutive.

     Reclassifications: Certain amounts in prior years' financial statements have been reclassified to conform to the 1995 presentation.

     In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119 ("SFAS 119"), "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". SFAS 119, which is effective for the Company's Fiscal 1995 financial statements, requires certain disclosure about all derivative financial instruments. Management has determined that the requirements of SFAS 119 are immaterial to the Company's Fiscal 1995 financial statements.

2.   ACQUISITIONS
     ------------

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

     On November 28, 1994, Fairchild Communications Services Company ("Fairchild Communications"), a partnership whose partners are indirect subsidiaries of the Company, completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000,000, plus the assumption of approximately $3,000,000 of liabilities. JWP is a telecommunications system integrator, specializing in the distribution, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, Fairchild Communications acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc., for approximately $550,000.

     In Fiscal 1993, Fairchild Communications acquired all the telecommunication assets of Office Networks, Inc., for approximately $7,300,000.

     Proforma statements are not required for these acquisitions on an individual basis.

3.   DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE
     ----------------------------------------------------

     The Company recorded after tax losses on the disposal of discontinued operations, of $259,000, $368,000 and $25,000 in 1995, 1994 and 1993,
respectively. These losses related primarily to (i) liability insurance premiums paid for properties of discontinued operations, and workers' compensation claims for employees of operations which were previously discontinued.

     The Company has decided not to sell Fairchild Data Corporation ("Data"), which previously was included in net assets held for sale. The Company is recording the Fiscal 1995 and 1994 results from Data with the Company's Industrial Products Segment. Sales from Data formerly included in net assets held for sale, and not included in results of operations, were $15,432,000 for the twelve months ended June 30, 1993. The impact of Data's earnings on the Fiscal 1993 period was immaterial.

     Net assets held for sale at June 30, 1995, includes two parcels of real estate in California, an 88 acre parcel of real estate located in Farmingdale, New York, and several other parcels of real estate located primarily throughout the continental United States, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. Also included in net assets held for sale are limited partnership interests in (i) a real estate development joint venture, and (ii) a landfill development partnership.

     Net assets held for sale are stated at the lower of cost or at estimated net realizable value, which reflect anticipated sales proceeds, and other carrying costs to be incurred during the holding period. Interest is not allocated to net assets held for sale.

4.   EXTRAORDINARY ITEMS
     -------------------

     The Company recognized extraordinary gains and losses from the early extinguishment of debt resulting from repurchases of its debentures on the open market or in negotiated transactions, and the write-offs of certain deferred costs associated with the issuance of securities repurchased. Total repurchases executed by the Company were: $13,600,000 face value purchased for $12,541,000 in Fiscal 1995, $33,658,000 face value purchased for $34,016,000 in Fiscal 1994, and $559,000 face value purchased for $495,000 in Fiscal 1993. In Fiscal 1993, FII wrote-off $1,262,000 of deferred loan costs in association with certain amendments to the Company's credit agreement. Early extinguishment of the Company's debt resulted in extraordinary income
(loss) of $355,000, net of a $191,000 tax provision, $(643,000), net of a
$347,000 tax benefit, and $(810,000), net of a $435,000 tax benefit in Fiscal 1995, 1994 and 1993, respectively.

     In Fiscal 1993, in conjunction with an initial public offering and recapitalization of Rexnord Corporation ("Rexnord"), the Company recorded an extraordinary charge of $11,804,000, relating to 42.0% (its previous ownership percentage share) of Rexnord's extraordinary charge relating to premiums paid to repurchase debt and write off deferred loan costs.

5.   INVESTMENTS
     -----------

     Short-term investments at June 30, 1995, primarily consist of common stock investments in public corporations, which are classified as trading securities. All other short-term investments and all long-term investments do not have readily determinable fair values and consist of investments in limited partnerships and certain preferred and common stocks. A summary of investments held by the Company consist of the following:

(In thousands)                              1995                 1994
                                     -------------------  ------------------
                                     Aggregate            Aggregate
Name of Issuer or                    Fair        Cost     Market      Cost
Type of Each Issue                   Value       Basis    Value       Basis
- -------------------                  ---------- --------  ---------- --------
Short-term investments:
- -----------------------
Trading Securities:
  Common Stock....................   $ 3,968   $ 5,088   $ 2,969    $ 4,053
Other Investments.................       148       148     3,680      3,920
                                      ------    ------    ------     ------
                                     $ 4,116   $ 5,236   $ 6,649    $ 7,973
                                      ======    ======    ======     ======
Other long-term investments:
- ----------------------------
Preferred Stock...................   $   492  $   492    $ 2,748    $ 2,748
Real Estate Development Joint
  Venture Limited Partnership (a).      --       --        3,396      3,396
Bidermann Industries USA, Inc (b).      --       --        9,314      9,314
Other Investments.................       346      346       --         --
                                      ------   ------     ------     ------
                                     $   838  $   838    $15,458    $15,458
                                      ======   ======     ======     ======

(a) Represents a former plant site in Redondo Beach, California, which was contributed to a joint venture with a developer that has built and partially leased a retail center. This investment was reclassified to net assets held for sale in 1995.
(b) The Company received proceeds of approximately $12,000,000 relating to the sale of collateral and liquidation of the assets attached in the Maurice
Bidermann litigation.  (See Note 18).

     Investment income is summarized as follows:

(In thousands)
                                        1995         1994         1993
                                       -------      -------      -------
Gross realized gains from sales...... $  3,948     $  4,320     $    962
Change in unrealized holdings loss on
  trading securities.................      (36)        --           --
Lower of cost or market valuation
  adjustment.........................     --         (1,084)         288
Gross realized loss from impairments.     (652)        (426)        (320)
Dividend income......................    2,445        3,355        1,502
Interest income......................     --           --            264
                                       -------      -------      -------
                                      $  5,705     $  6,165     $  2,696
                                       =======      =======      =======

6.   INVESTMENTS AND ADVANCES - AFFILIATED COMPANIES
     -----------------------------------------------

     The following table presents summarized financial information on a combined 100% basis of Banner and Nacanco, the Company's principal investments, which are accounted for using the equity method.

(In thousands)

Statement of Earnings:                  1995         1994         1993
                                       -------      -------      -------
     Net sales....................    $313,888     $283,055     $313,594
     Gross profit.................     100,644       98,689       81,352
     Earnings from continuing
       operations.................       9,623       17,231          281
     Discontinued operations, net.        --        (12,996)        (712)
     Net earnings (loss)..........       9,623        4,235         (431)

Balance Sheet at June 30,:
     Current assets................   $257,314     $280,144
     Non-current assets............     61,348       57,881
     Total assets..................    318,662      338,025
     Current liabilities...........     61,174       60,753
     Non-current liabilities.......    101,256      126,920

     On June 30, 1995, the Company owned approximately 47.2% of Banner common stock, which is included in investments and advances - affiliated companies. The Company recorded equity earnings (loss) of $138,000, $(5,697,000) and $(1,380,000) on its investment in Banner for Fiscal 1995, 1994 and 1993, respectively. At the close of trading on June 30, 1995, Banner stock was quoted at $5.00 per share. Based on this price, the Company's equity investment in Banner had an approximate market value of $42,500,000 versus a carrying value of $51,146,000. The Company does not believe that this decline in market value is a permanent impairment.

     On June 30, 1995, the Company owned approximately 31.9% of Nacanco common stock. The Company recorded equity earnings of $2,859,000, $5,429,000 and $820,000 from this investment for Fiscal 1995, 1994 and 1993, respectively.

     On December 23, 1993, the Company completed a sale of its 43.9% stock interest in Rexnord to BTR Dunlop Holdings, Inc. ("BTR"). Accordingly, the Company received $181,873,000 in gross proceeds and realized a pre-tax gain on the sale of $129,082,000 in Fiscal 1994. Prior to the sale of Rexnord, the Company recorded equity earnings (loss) of $(905,000) and $10,828,000 from this investment for Fiscal 1994 and 1993, respectively. The net earnings for Fiscal 1994, were decreased by recording the Company's 43.9% share of the cumulative charge which resulted from the adoption of SFAS No. 106 and SFAS No. 109 at Rexnord. (See Notes 8 and 9).

     The Company is accounting for an investment in a public fund, which is controlled by an affiliated investment group of the Company, at market value. Accordingly, the amortized cost basis of the investment was $923,000 and had been written down by $185,000, before tax, to market value. The Company's gross unrealized loss was $120,000, net of tax from this investment in 1995.

     The Company's share of equity in earnings (loss) of all unconsolidated affiliates for 1995, 1994 and 1993 was $2,369,000, $(882,000) and
$11,196,000, respectively. The carrying value of investments and advances - affiliated companies consists of the following:

(In thousands)                         June 30,    June 30,
                                         1995        1994
                                       --------    --------
Banner Aerospace...................    $ 51,146    $ 51,008
Nacanco............................      16,312      14,598
Other..............................       6,212       5,926
                                        -------     -------
                                       $ 73,670    $ 71,532
                                        =======     =======

     On June 30, 1995, approximately $12,766,000 of the Company's $18,912,000 consolidated retained earnings was from undistributed earnings of 50 percent or less currently owned affiliates accounted for by the equity method.

     In connection with the sale of its interest in Rexnord, the Company has placed shares of Banner, with a fair market value of $25,000,000, in escrow to secure the Company's indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the shares will be released.

7.   NOTES PAYABLE AND LONG-TERM DEBT
     --------------------------------

     At June 30, 1995 and 1994, notes payable and long-term debt consisted of the following:

(In thousands, except for percents)          June 30,    June 30,
                                               1995        1994
                                             --------    --------
Short-term notes payable (weighted
  average interest rates of 8.32% and
  8.89% in 1995 and 1994, respectively)..    $  5,489    $  3,974
                                              =======     =======
Bank credit agreement....................    $126,396    $ 97,315
12.25% Senior secured notes due 1999.....     125,000     125,000
Subordinated notes and debentures
  interest from 9.75% to 13.125%.........     286,279     300,016
10.65% Industrial revenue bonds..........       1,500       1,500
Capital lease obligations interest from
  5.85% to 15.50% (See Note 18)..........       1,253       3,302
Other notes payable, collateralized
  by property, plant and equipment,
  interest from 5.5% to 10.65%...........       4,787       6,277
                                              -------     -------
                                              545,215     533,410
Less:  Current maturities................     (35,500)    (11,004)
                                              -------     -------
Net long-term debt.......................    $509,715    $522,406
                                              =======     =======

    The Company maintains a credit agreement (the "Credit Agreement") with a consortium of banks, which provides a revolving credit facility and two term loans to FII, and a revolving credit facility to RHI (collectively the "Credit Facilities"). The revolving credit facility provided to RHI generally bears interest at 1.0% over the prime rate, and matures February 28, 1996. The revolving credit facility and Term Loan VIII, provided to FII, generally bears interest at 3.75% over the London Interbank Offered Rate ("LIBOR") and at 2.75% over LIBOR for Term Loan VII, respectively. The Credit Facilities provided to FII mature on March 31, 1997. The commitment fee on the unused portion of the revolving credit facilities was 1.0% at June 30, 1995. The Credit Facilities are secured by substantially all of FII's assets.

     The following table summarizes the credit facilities under the credit agreement at June 30, 1995:

(In thousands)                            Outstanding          Total
                                             as of           Available
                                         June 30, 1995       Facilities
                                         -------------       ----------
RHI Holdings, Inc.
  Revolving credit facility (a).......     $    100           $  5,000
Fairchild Industries, Inc                   =======            =======
  Revolving credit facility (b).......     $ 34,700           $ 50,250
  Term Loan VII.......................       49,696             49,696
  Term Loan VIII......................       42,000             42,000
                                            -------            -------
                                           $126,396           $141,946
                                            =======            =======
Total
  Revolving credit facilities.........     $ 34,800           $ 55,250
  Term loans..........................       91,696             91,696
                                            -------            -------
                                           $126,496           $146,946
                                            =======            =======

(a)  This amount is included in short-term notes payable.

(b) In the first quarter of Fiscal 1995, the revolving credit facility at FII was reduced by $9,250,000 to $50,250,000. In addition, the borrowing rate increased by 1.0% to generally bear interest at 3.75% over LIBOR and the commitment fee increased by 0.5% to 1.0%.

     At June 30, 1995, the Company had outstanding letters of credit of $11,598,000, which were supported by the Credit Agreement and other bank facilities on an unsecured basis. At June 30, 1995, the Company had unused short-term bank lines of credit aggregating $8,852,000 at interest rates slightly higher than the prime rate. The Company also has short-term lines of credit relating to foreign operations aggregating $9,529,000 against which the Company owed $5,349,000 at June 30, 1995.

     Summarized below are certain items and other information relating to the debt outstanding at June 30, 1995:

                        12.25%                       12%           13%
(In thousands)          Senior        13.125%    Intermediate     Junior
                     Subordinated  Subordinated  Subordinated  Subordinated
                        Notes       Debentures    Debentures    Debentures
                     ------------  ------------  ------------  ------------
Date Issued           March 1986    March 1986    Oct. 1986     March 1987
Face Value             $ 60,000      $ 75,000      $160,000      $102,000
Balance, June 30,
  1995                 $ 24,146      $ 34,943      $113,735      $ 24,769
Percent Issued at        95.864        95.769        93.470        98.230
Bond Discount          $  2,482      $  3,173      $ 10,448      $  1,805
Amortization 1995      $    171      $    103      $    687      $     27
             1994      $    279      $     90      $    621      $     23
             1993      $    265      $     79      $    547      $     20
Yield to Maturity         13.00%       13.800%        13.06%        13.27%
Interest Payments     Semi-Annual   Semi-Annual   Semi-Annual   Semi-Annual
Sinking Fund Start
  Date                    N/A        3/15/97       10/15/97      3/1/98
Sinking Fund
  Installments            N/A        $  7,500      $ 32,000      $ 10,200
Fiscal Year Maturity     1996          2006          2002          2007
Redeemable by the
  Company after        3/15/89       3/15/89       10/15/89      3/1/92

                        11.875%       12.25%        9.75%
                      RHI Senior       FII           FII
                     Subordinated    Senior     Subordinated
                      Debentures      Notes      Debentures
                     ------------  -----------  ------------
Date Issued           March 1987    Aug. 1992     Jan. 1978
Face Value             $126,000      $125,000      $ 16,082
Balance, June 30,
  1995                 $ 85,687      $125,000      $  2,999
Percent Issued at        99.214         100.0        95.784
Bond Discount          $    990         N/A        $    678
Amortization 1995      $     94          --        $      6
             1994      $     80          --        $      6
             1993      $     43          --        $     11
Yield to Maturity         12.01%        12.25%         9.75%
Interest Payments     Semi-Annual   Semi-Annual      Annual
Sinking Fund Start
  Date                  3/1/97          N/A         4/1/83
Sinking Fund
  Installments         $ 31,500         N/A        $1,005
Fiscal Year Maturity     1999          1999          1998
Redeemable by the
  Company after         3/1/92        7/31/97       1/1/98

     Under the most restrictive covenants of the above indentures, the Company's consolidated net worth, as defined, must not be less than $35,000,000. However, the Company believes that computation of consolidated net worth under the indentures would be undertaken in accordance with Generally Accepted Accounting Principles in effect at the date of the execution and delivery of each indenture by the Company. Such computation would yield a consolidated net worth for the Company approximately $2,946,000 higher than presented above, as a result of changes in accounting principles, primarily Statement of Financial Accounting Standards Nos. 106 and 109, which were adopted subsequent to the Company's execution and delivery of the indenture. RHI's consolidated net worth must not be less than $125,000,000. At the present time, none of the Company's consolidated retained earnings are available for capital distributions due to a cumulative earnings restriction. The indentures also provide restrictions on the amount of additional borrowings by the Company.

     The Credit Agreement, as amended, contains certain covenants, including a material adverse change clause, and restrictions on dividends, capital expenditures, capital leases, operating leases, investments and indebtedness. It requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios, including a requirement for the Company and RHI to maintain unrestricted holding company cash and cash equivalent balances of $30,000,000 for the quarter ended December 31, 1995, and $10,000,000 at the end of each fiscal quarter thereafter (including any non-restricted VSI directed reduction amounts contributed). The Company was in compliance with the Credit Agreement, as amended, at June 30, 1995. To comply with the minimum EBITDA Covenant requirements (as amended), the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four quarters, EBITDA as follows:
$60,000,000 for the first quarter of Fiscal 1996, $65,000,000 for the second quarter of Fiscal 1996, $70,000,000 for the third quarter of Fiscal 1996, and $80,000,000 for the fourth quarter of Fiscal 1996. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1996 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure or waiver, would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained.

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

     The Company's subsidiaries may transfer available cash as dividends to the Company if the purpose of such dividends is to provide the Company with funds necessary to meet its debt service requirements under specified notes and debentures. However, all other dividends from FII to RHI are subject to certain limitations under the Credit Agreement. As of June 30, 1995, FII was unable to provide dividends to RHI. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

     Annual maturities of long-term debt obligations (exclusive of capital lease obligations) for each of the five years following June 30, 1995, are as follows: $39,975,000 for 1996, $122,506,000 for 1997, $23,723,000 for 1998,
$206,605,000 for 1999, and $31,551,000 for 2000.

8.   PENSIONS AND POSTRETIREMENT BENEFITS
     ------------------------------------

     Pensions
     --------

     The Company and its subsidiaries have defined benefit pension plans covering substantially all employees. Employees in foreign subsidiaries may participate in local pension plans, which are in the aggregate insignificant and are not included in the following disclosures. The Company's funding policy is to make the minimum annual contribution required by applicable regulations.

     The following table provides a summary of the components of net periodic pension expense (income) for the plans:

(In thousands)
                                              1995       1994       1993
                                            --------   --------   --------
Service cost of benefits earned
  during the period......................   $  3,917   $  3,827   $  4,184
Interest cost of projected benefit
  obligation.............................     14,860     14,552     14,166
Return on plan assets....................    (14,526)    (5,051)   (31,490)
Amortization of prior service cost.......         81        126        111
Net amortization and deferral............     (4,341)   (15,007)    13,488
                                             -------    -------    -------
                                                  (9)    (1,553)       459
Net periodic pension expense (income) for
  other plans including foreign plans....         78       (745)    (1,654)
                                             -------    -------    -------
Net periodic pension expense (income)....   $     69   $ (2,298)  $ (1,195)
                                             =======    =======    =======
/TABLE

     Assumptions used in accounting for the plans were:

                                             1995       1994       1993
                                           --------   --------   --------
Discount Rate............................    8.5%       8.5%       8.5%
Expected rate of increase in salaries....    4.5%       4.5%       4.5%
Expected long-term rate of return on
  plan assets............................    9.0%       9.0%       9.0%

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 1995, and 1994 for the plans:

(In thousands)                                  June 30,      June 30,
                                                  1995          1994
                                                --------      --------
Projected benefit obligation:
  Vested benefit obligation.................    $168,843      $183,120
  Non-vested benefits.......................       6,488        10,684
                                                 -------       -------
  Accumulated benefit obligation............     175,331       193,804
  Effect of projected future compensation
    levels..................................       5,815         4,418
                                                 -------       -------
                                                 181,146       198,222

Plan assets at fair value...................     212,477       239,756
                                                 -------       -------
Plan assets in excess of projected benefit
  obligations...............................      31,331        41,534

Unrecognized net loss.......................      42,720        35,843
Unrecognized prior service cost.............         329           411
Unrecognized net transition assets..........        (190)         (594)
Additional minimum liability for one defined
  plan......................................        --          (2,166)
                                                 -------       -------
Prepaid pension cost prior to SFAS 109
  implementation............................      74,190        75,028

Effect of SFAS 109 implementation...........     (14,623)      (13,400)
                                                 -------       -------
Prepaid pension cost (a)....................    $ 59,567      $ 61,628
                                                 =======       =======

(a) Does not include excess liabilities over plan assets of $1,405,000, net of tax, at June 30, 1994.

     Plan assets include Class A Common Stock of the Company valued at $2,763,000 and $3,172,000 at June 30, 1995 and 1994, respectively.
Substantially all of the plan assets are invested in listed stocks and bonds.

     Postretirement Health Care Benefits
     -----------------------------------

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions". The standard requires that the expected cost of postretirement benefits be accrued and charged to expense during the years the employees render the service. This is a significant change from the Company's previous policy of expensing these costs for active employees when paid.

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

     As a result of Rexnord's adoption of SFAS 106, effective July 1, 1993, the Company recorded an after-tax charge of $7,481,000 to net earnings, which represented the Company's share of Rexnord's cumulative effect of this change in accounting, net of the related tax benefits from the charge.

     The Company provides health care benefits for most retired employees. Postretirement health care expense from continuing operations totaled $1,388,000, $1,948,000 and $1,366,000 for the years ended June 30, 1995, 1994 and 1993, respectively. The Company has accrued approximately $33,778,000 and $35,386,000 as of June 30, 1995 and 1994, respectively, for postretirement health care benefits related to discontinued operations. This represents the cumulative discounted value of the long-term obligation and includes interest expense of $3,185,000, $3,011,000 and $4,866,000 for the years ended June 30, 1995, 1994 and 1993, respectively. The components of expense in Fiscal 1995 and 1994 are as follows:

     (In thousands)
                                                          1995       1994
                                                        -------    -------
     Service cost of benefits earned...................$    321   $    437
     Interest cost on liabilities......................   4,385      4,526
     Net amortization and deferral.....................    (133)        (4)
                                                        -------    -------
     Net periodic postretirement benefit cost..........$  4,573   $  4,959
                                                        =======    =======

     The following table sets forth the funded status for the Company's postretirement health care benefit plans at June 30, 1995:

     (In thousands)                                       1995       1994
                                                        -------    -------
     Accumulated postretirement benefit obligations:
       Retirees........................................$ 45,970   $ 48,556
       Fully eligible active participants..............     531        497
       Other active participants.......................   5,741      4,962
                                                        -------    -------
     Accumulated postretirement benefit obligation.....  52,242     54,015
     Unrecognized net loss.............................     223        113
                                                        -------    -------
     Accrued postretirement benefit liability..........$ 52,019   $ 53,902
                                                        =======    =======

     The accumulated postretirement benefit obligation was determined using a discount rate of 8.5%, and a health care cost trend rate of 8.0% and 7.5% for pre-age-65 and post-age-65 employees, respectively, gradually decreasing to 4.5% and 4.5%, respectively, in the year 2003 and thereafter.

     Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation as of June 30, 1995, by approximately $2,385,000, and increase the net periodic postretirement benefit cost by approximately $263,000 for Fiscal 1995.

9.   INCOME TAXES
     ------------

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

     The provision (benefit) for income taxes from continuing operations is summarized as follows (in thousands):

                                        1995         1994         1993
                                      --------     --------     --------
Current:
  Federal..........................  $     (45)   $   4,976    $ (12,823)
  State............................      1,720          735        2,031
  Foreign..........................      1,808          204        1,152
                                      --------     --------     --------
                                         3,483        5,915       (9,640)

Deferred:
   Federal.........................    (19,450)      18,851         (533)
   State...........................     (2,052)         243       (1,003)
                                      --------     --------     --------
                                       (21,502)      19,094       (1,536)
                                      --------     --------     --------
Net tax provision (benefit)........  $ (18,019)   $  25,009    $ (11,176)
                                      ========     ========     ========

     The income tax provision (benefit) for continuing operations differs from that computed using the statutory Federal income tax rate of 35% in Fiscal 1995 and 1994 and 34% in Fiscal 1993 for the following reasons (in thousands):

                                        1995         1994         1993
                                      --------     --------     --------
Computed statutory amount.........   $ (18,179)   $  18,477    $ (18,578)
State income taxes, net of
  applicable federal tax benefit..        (934)         720          679
Foreign Sales Corporation benefit.        --           (228)        (222)
Nondeductible acquisition
  valuation items.................       1,993        4,431        2,053
Equity income and dividends.......        --           --         (2,979)
Tax on foreign earnings, net of
  tax credits.....................       3,234          352        3,337
Difference between book and tax
  basis of assets acquired and
  liabilities assumed.............       1,366        1,366          582
Tax benefit of operating losses
  not currently recognizable......        --           --          4,964
Revision of estimate for tax
  accruals........................      (5,000)        --           --
Other.............................        (499)        (109)      (1,012)
                                     ---------    ---------     --------
Net tax provision(benefit)........  $  (18,019)  $   25,009   $  (11,176)
                                     =========    =========     ========

     The following table is a summary of the significant components of the Company's deferred tax assets and liabilities as of June 30, 1995 and 1994.

(In thousands)                                             1995                    1994
                                                         Deferred                Deferred
                                            June 30,   (Provision)   June 30,   (Provision)
                                              1995       Benefit       1994       Benefit
                                            --------   -----------   --------   -----------
Deferred tax assets:
  Accrued expenses.....................     $  7,579    $ (2,218)    $  9,797    $  1,960
  Asset basis differences..............          277      (7,292)       7,569      (8,428)
  Employee compensation and benefits...        5,434         106        5,328        (859)
  Environmental reserves...............        5,249      (1,202)       6,451        (267)
  Loss and credit carryforwards........       32,025      17,991       14,034       2,499
  Postretirement benefits..............       20,607         514       20,093        (124)
  Other................................        3,333       1,530        1,803      (4,145)
                                             -------     -------      -------     -------
                                              74,504       9,429       65,075      (9,364)
Deferred tax liabilities:
  Asset basis differences..............      (39,167)      4,129      (43,296)      1,638
  Inventory............................       (6,694)      3,176       (9,870)      1,310
  Pensions.............................      (19,759)      1,074      (20,833)         20
  Other................................      (11,982)      3,694      (15,676)    (11,411)
                                             -------     -------      -------     -------
                                             (77,602)     12,073      (89,675)     (8,443)
                                             -------     -------      -------     -------
                                              (3,098)     21,502      (24,600)    (17,807)
Less amount related to accounting change        --          --           --         1,287
                                             -------     -------      -------     -------
Net deferred tax liability.............     $ (3,098)   $ 21,502     $(24,600)   $(19,094)
                                             =======     =======      =======     =======

The amounts included in the balance
  sheet are as follows:

Prepaid expenses and other current assets:
  Current deferred.....................     $  7,117                 $   --
  Taxes receivable (payable)...........       (1,849)                   1,922
                                             -------                  -------
                                            $  5,268                 $  1,922
                                             =======                  =======
Notes receivable and other assets:
  Tax receivable.......................     $   --                   $ 16,982
                                             =======                  =======
Income taxes (receivable) payable:
  Current deferred.....................     $   --                   $ (4,976)
  Taxes payable........................         --                     17,689
                                             -------                  -------
                                            $   --                   $ 12,713
                                             =======                  =======
Noncurrent income tax liabilities:
  Noncurrent deferred..................     $ 10,215                 $ 29,576
  Other noncurrent.....................       27,789                   23,586
                                             -------                  -------
                                            $ 38,004                 $ 53,162
                                             =======                  =======

     For Fiscal 1993, prior to the change in method of accounting for taxes, the deferred income tax component of the income tax provision for continuing operations consists of the effect of timing differences related to:

(In thousands)                                   1993
                                               -------
Pension expense and employee benefits......   $  9,062
Depreciation...............................    (17,549)
Investment earnings (loss).................       (880)
Various reserves and accruals..............      6,078
Other......................................      1,753
                                               -------
                                              $ (1,536)
                                               =======

     The 1995 net tax benefit includes the result of reversing $5,000,000 of federal income taxes previously provided due to a change in the estimate of required tax accruals.

     For tax purposes, the Company had available, at June 30, 1995, net operating loss ("NOL") carryforwards for regular Federal income tax purposes of approximately $91,500,000, which will expire as follows: $45,600,000 in year 2008 and $45,900,000 in year 2010.

     Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent that such earnings are intended to be repatriated. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently invested, or which would be offset by allowable foreign tax credits. At June 30, 1995, the amount of domestic taxes payable upon distribution of such earnings was not significant.

     In the opinion of management, adequate provision has been made for all income taxes and interest, and any liability that may arise for prior periods will not have a material effect on the financial condition or results of operations of the Company.

10.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES
     ----------------------------------------------

     The Company includes $23,804,000 and $23,981,000 of minority interest on its balance sheet at June 30, 1995 and 1994, respectively, represented by the Series C Preferred Stock of FII. The Series C Preferred Stock of FII has an annual dividend requirement of $4.25 per share through July 21, 1999, and $7.00 per share thereafter. The Company purchased 4,100 and 800 shares of FII's Series C Preferred Stock in Fiscal 1995 and 1994, respectively. There were 553,460 and 557,560 shares outstanding at June 30, 1995 and 1994, respectively. Series C Preferred Stock is listed on the New York Stock Exchange ("NYSE").

11.  REDEEMABLE PREFERRED STOCK OF SUBSIDIARY
     ----------------------------------------

     The Company has classified the outstanding shares of Series A Preferred Stock of FII as a long-term liability. The Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. Annual mandatory redemptions of 165,564 shares at $45.00 per share plus any dividend in arrears began in January 1989. FII has the option of redeeming any or all of its shares, at $45.00 per share. Due to the merger of FII in August 1989 with a subsidiary of the Company, holders of the Series A Preferred Stock are entitled, at their option, but subject to compliance with certain covenants under FII's Credit Agreement, to redeem their shares for $27.18 in cash.

     The Company purchased 26,900 and 4,000 shares of FII's Series A Preferred Stock in Fiscal 1995 and 1994, respectively. Effectively, there were 393,801 and 420,701 shares outstanding at June 30, 1995 and June 30, 1994, respectively. Series A Preferred Stock is listed on the NYSE.

     Annual maturity redemption requirements for redeemable preferred stock, as of June 30, 1995, are as follows: $2,820,000 for 1996, $7,450,000 for
1997, and $7,450,000 for 1998.

12.  EQUITY SECURITIES
     -----------------

     The Company had 13,406,109 shares of Class A common stock and 2,696,886 shares of Class B common stock outstanding at June 30, 1995. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. Shares of Class A common stock are entitled to one vote per share and cannot presently be exchanged for shares of Class B common stock. Shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. Shareholders did not convert any shares of Class B common stock into Class A common stock during Fiscal 1995.

     RHI holds an investment in the Company's Class A common stock of approximately $44,606,000. The Company accounts for the Class A common stock held by RHI as Treasury Stock.

13.  STOCK OPTIONS, WARRANTS, AND DEFERRED PERFORMANCE INCENTIVE PLAN
     ----------------------------------------------------------------

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

     Stock Options Granted to Directors
     ----------------------------------

     On May 19, 1988, the Board of Directors approved the grant of 180,000 shares of stock options to six outside Directors of the Company at an exercise price of $6.04 per share. In Fiscal 1990 and 1991, the Company granted and approved 75,000 and 60,000 options, respectively, to certain Directors. These stock options expire five years from the date of the grant. On November 17, 1994, shareholders approved the grant of stock options of 190,000 shares to outside Directors of the Company to replace expired stock options.

     Stock option transactions are summarized below:

(In thousands          Shares     Shares under option plan
except per share     available   --------------------------
data)                for grant   1986     Other       Price
                     -----------------------------------------
July 1,1992........     374     1,643      191     $4.625-11.00
Granted............    (291)      101      190     $4.125-4.25
Canceled...........     537      (387)    (150)    $5.16-9.125
                     ---------------------------
June 30, 1993......     620     1,357      231     $4.125-11.00
Granted............     (57)       27       30     $3.50-4.125
Canceled...........     124       (64)     (60)    $4.25-9.125
                     ---------------------------
June 30, 1994......     687     1,320      201     $3.50-11.00
Granted............    (332)      332     --       $3.50-3.875
Canceled...........     178      (148)     (30)    $3.50-11.00
                     ---------------------------
June 30, 1995......     533     1,474      171     $3.50-9.125
                     ===========================

     Warrants
     --------

     At June 30, 1995, the Company had outstanding warrants to purchase 375,000 shares of the Company's common stock for $7.67 per share. The warrants can be used to purchase either Class A or B common stock and will expire on March 13, 1997.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     Statement of Financial Accounting Standards No. 107, ("SFAS 107") "Disclosures about Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     The carrying amount reported in the balance sheet approximates the fair value for cash and cash equivalents, short-term borrowings, current maturities of long-term debt, and all other variable rate debt (including borrowings under the Credit Agreement).

     Fair values for equity securities, long-term public debt issued by the Company, and publicly issued preferred stock of FII are based on quoted market prices, where available. For equity securities not actively traded, fair values are estimated by using quoted market prices of comparable instruments or, if there are no relevant comparables, on pricing models or formulas using current assumptions. The fair value of limited partnerships, other investments, and notes receivable are estimated by discounting expected future cash flows using a current market rate applicable to the yield, considering the credit quality and maturity of the investment.

     The fair value for the Company's other fixed rate long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Fair values for the Company's off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. The fair value of the Company's off-balance-sheet instruments at June 30, 1995, is not material.

     The carrying amounts and fair values of the Company's financial instruments at June 30, 1995 and 1994, are as follows:

                                          June 30, 1995                   June 30, 1994
                                    ----------------------          ------------------------
                                    Carrying        Fair            Carrying         Fair
(In thousands)                       Amount         Value            Amount          Value
                                    --------        -----           --------         -----
Cash and cash equivalents.........  $ 71,182     $ 71,812          $102,368       $102,368
Investment Securities:
  Short-term equity securities....     3,968        3,968             2,969          2,969
  Short-term limited partnerships.        12           12             2,899          2,899
  Short-term other investments....       148          182               781            874
  Long-term equity securities.....       492          492             2,748          3,147
  Long-term limited partnerships..       346          346             3,396          3,508
  Long-term Bidermann investment..      --           --               9,314          9,314
Notes Receivable:
  Current.........................       271          248             1,426          1,362
  Long-term.......................       970          940             6,873          7,234
Short-term debt...................     5,489        5,489             3,974          3,974
Long-term debt:
  Bank credit agreement...........   126,396      126,396            97,315         97,315
  Senior notes and subordinated
    debentures....................   411,279      384,139           425,016        419,404
  Industrial revenue bonds........     1,500        1,500             1,500          1,500
  Capitalized leases..............     1,253        1,253             3,302          3,302
  Other...........................     4,787        4,787             6,278          6,278
Minority interest in FII..........    23,804       20,755            23,981         21,675
Redeemable preferred stock of
  subsidiary......................    16,342       14,571            17,552         15,461

15.  RESTRUCTURING CHARGES
     ---------------------

     In Fiscal 1994 and 1993, the Company recorded the restructuring charges in the Aerospace Fasteners segment in the categories shown below. Except for the costs included in the other category (see note (d) below), all costs classified as restructuring were the direct result of formal plans to close plants, to terminate employees, or to exit product lines. Substantially all of these plans have been executed. These charges were either incurred during the year shown or shortly after each year end. Other than a reduction in the Company's existing cost structure and manufacturing capacity, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. The costs included in restructuring were predominately non-recurring in nature and to a large degree, non-cash charges.

(In thousands)

SIGNIFICANT COMPONENTS                             1994      1993
- ----------------------                            ------    ------
Write off of goodwill related to discontinued
  products lines................................ $ 6,959   $  --
Write down of inventory to net realizable value
 related to discontinued product lines (a)......   2,634       540
Write down of fixed assets related to
 discontinued product lines.....................   3,000     3,465
Severance benefits for terminated employees
 (substantially all paid within twelve months)..     471     4,213
Plant closings facility costs (b)...............     851     3,164
Relocation of business from closed plant in
 New Jersey to California (c)...................   1,795     1,884
Contract termination claims.....................     128       --
Lease penalty for closed plant..................     --        388
Other (d).......................................   3,022     1,815
                                                  ------    ------
                                                 $18,860   $15,469
                                                  ======    ======

(a) Write down was required because product line was discontinued, otherwise inventory would have been sold at prices in excess of book value.
(b) Includes lease settlements, write offs of leasehold improvements, maintenance, restorations and clean up costs.
(c) Principally consists of costs to move equipment, inventory, tooling and personnel.
(d) Includes costs associated with a requalification of product lines by a customer, nonrecurring costs of cellularization and reengineering of manufacturing processes and methods.

16.  UNUSUAL ITEMS
     -------------

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption caused increased costs and reduced revenues in the Fiscal 1994, and has negatively affected Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss of $4,000,000 in Fiscal 1994 to cover the estimated net cost of the damages and related business interruption caused by the earthquake. In addition, the Company recorded a write down of $2,000,000 in Fiscal 1994, relating to this real estate which is now included in net assets held for sale.

17.  RELATED PARTY TRANSACTIONS
     --------------------------

     Corporate office administrative expense recorded by FII was billed to the Company on a monthly basis during 1995, 1994 and 1993. These costs represent the cost of services incurred on behalf of affiliated companies. Each of these affiliated companies has reimbursed FII for such services.

     The Company and its subsidiaries are all parties to a tax sharing agreement whereby the Company files a consolidated federal income tax return and the subsidiaries make payments to the Company based on the amount of federal income taxes, if any, the subsidiary would have paid if it had filed a separate tax return.

     The Aerospace Fasteners segment had sales to Banner Aerospace, Inc. a 47.2% affiliate of RHI, of $5,494,000, $5,680,000 and $8,750,000 in Fiscal
1995, 1994 and 1993, respectively.

18.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Leases
     ------

     The Company leases certain of its facilities and equipment under capital and operating leases. The following is an analysis of the assets under capital leases included in property, plant and equipment:

     (In thousands)
                                           June 30,
     Description                             1995
     -----------                           --------
     Buildings and improvements.........   $    422
     Machinery and equipment............     12,688
     Furniture and fixtures.............        297
     Less:  Accumulated depreciation....     (7,167)
                                            -------
                                           $  6,240
                                            =======

Future minimum lease payments:

                                           Operating          Capital
(In thousands)                              Leases            Leases
                                            ------            ------
     1996..............................    $ 8,508           $ 1,109
     1997..............................      7,516               244
     1998..............................      7,428                 8
     1999..............................      6,812              --
     2000..............................      7,284              --
                                            ------            ------
                                           $37,548             1,361
                                            ======
Less:  Amount representing interest...............              (108)
                                                              ------
Present value of capital lease obligations........          $  1,253
                                                              ======

     Rental expense on operating leases for the years ended June 30, 1995, 1994, and 1993 was $10,811,000, $7,193,000 and $9,575,000, respectively.

     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,094,000 in 1996, and approximately $7,942,000 over the remaining 4-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessors from any losses related to such guaranties.

CL Motor ("CL") Freight Litigation
- ----------------------------------

     The Workers Compensation Bureau of the State of Ohio is seeking reimbursement from the Company for up to $5,400,000 for CL workers compensation claims which were insured under a self-insured program of CL. The Company has contested a significant portion of this claim.

Government Claims
- -----------------

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company had discussions with the government to attempt to resolve these pension accounting issues.

Civil Litigation
- ----------------

     Maurice Bidermann Litigation
     ----------------------------

     The Company obtained a judgment in the United States District for the Southern District of New York, for $12,947,000, plus interest, against Maurice Bidermann ("Bidermann") for breach of an agreement under which Bidermann was to have acquired the Company's interest in Bidermann Industries USA, Inc. ("BIUSA"), for approximately $22,500,000, of which Bidermann paid $10,000,000, and then defaulted. In June 1995, the Company settled this claim for approximately $12,000,000, in addition to the $10,000,000 previously collected, and transferred its interest in BIUSA to third parties.

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

     In connection with its plans to dispose of certain real estate, the Company must investigate environmental conditions and may be required to take certain corrective action prior or pursuant to any such disposition. In addition, management has identified several areas of potential contamination at or from other facilities owned, or previously owned, by the Company, that may require the Company either to take corrective action or to contribute to a clean-up. The Company is also a defendant in certain lawsuits and proceedings seeking to require the Company to pay for investigation or remediation of environmental matters and has been alleged to be a potentially responsible party at various "Superfund" sites, Management of the Company believes that it has recorded adequate reserves in its financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any liability of the Company, unless such parties are contractually obligated to contribute and are not disputing such liability.

     As of June 30, 1995, the consolidated total recorded liabilities of the Company for environmental matters totalled $14,087,000. As of June 30, 1995, the estimated probable exposures for these matters was $13,918,000. It is reasonably possible the Company's total exposure for these matters could be approximately $22,870,000.

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

19.  BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company's operations are conducted in three principal business segments. The Aerospace Fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems. The Industrial Products segment is engaged in (i) the manufacture of tooling and injection control systems for the plastic injection molding and die casting industries,
(ii) the supply of modems for use in high speed digitized voice and data communications, and (iii) the designing and manufacturing of wet processing tools, equipment and systems. The Communications Services segment provides telecommunication services to office buildings and sells, installs and maintains telecommunications systems for business and government customers. Intersegment sales are insignificant to the sales of any segment.

     Identifiable assets represent assets that are used in the Company's operations in each segment at year end. Corporate assets are principally in cash, marketable securities, prepaid pension costs, assets held for sale, and property maintained for general corporate purposes.

     The Company's financial data by business segment is as follows:

(In thousands)
                                          1995         1994         1993
                                       ---------    ---------    ---------
Sales by Business Segment:
  Aerospace Fasteners..............    $ 219,129    $ 203,456    $ 247,080
  Industrial Products (b)..........      218,484      166,499      148,449
  Communications Services..........      108,710       74,190       68,038
                                       ---------    ---------    ---------
Total Segment Sales................    $ 546,323    $ 444,145    $ 463,567
                                       =========    =========    =========
Operating Income (Loss) by Segment:
  Aerospace Fasteners (a)..........    $ (14,073)   $ (32,208)   $ (15,398)
  Industrial Products (b)..........       21,112       21,024       19,081
  Communications Services..........       18,498       16,483       14,688
                                       ---------    ---------    ---------
Total Segment Operating Income.....       25,537        5,299       18,371

  Corporate Administrative Expense.      (13,179)     (16,868)     (19,506)
  Other Corporate Income (expense).       (2,152)       2,231        5,309
                                       ---------    ---------    ---------
Total Consolidated Operating
  Income (Loss)....................    $  10,206    $  (9,338)   $   4,174
                                       =========    =========    =========
Capital Expenditures:
  Aerospace Fasteners..............    $   4,974    $   4,320    $   5,711
  Industrial Products..............        4,931        3,997        4,002
  Communications Services..........       10,349        7,775        5,792
  Corporate and Other..............          446          187           91
                                       ---------    ---------    ---------
Total Capital Expenditures.........    $  20,700    $  16,279    $  15,596
                                       =========    =========    =========
Depreciation and Amortization:
  Aerospace Fasteners..............    $  15,619    $  14,373    $  14,280
  Industrial Products..............        7,394        6,765        6,154
  Communications Services..........       10,329        8,948        7,936
  Corporate and Other..............        4,828        6,141        5,585
                                       ---------    ---------    ---------
Total Depreciation and Amortization    $  38,170    $  36,227    $  33,955
                                       =========    =========    =========
Identifiable Assets at June 30,:
  Aerospace Fasteners..............    $ 290,465    $ 306,008    $ 337,185
  Industrial Products..............      189,798      164,632      146,754
  Communications Services..........      108,666       79,087       78,752
  Corporate and Other..............      292,953      363,802      398,191
                                       ---------    ---------    ---------
Total Identifiable Assets..........    $ 881,882    $ 913,529    $ 960,882
                                       =========    =========    =========

(a) - Includes charges to reflect the cost of restructuring of $18,860,000 and $15,469,000 in Fiscal 1994 and 1993, respectively, and an unusual loss from earthquake damage and business interruption of $4,000,000 in Fiscal
1994.

(b) - Included in Fiscal 1995 and 1994 are the results of Fairchild Data
Corporation. Sales from this division, formerly included in net assets held for sale, and not included in the results of operations, were $15,432,000 for Fiscal 1993. The impact of this division's earnings on the Fiscal 1993 period was immaterial.

20.  FOREIGN OPERATIONS AND EXPORT SALES
     -----------------------------------

     The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area. The Company's financial data by geographic area is as follows:

(In thousands)
                                         1995         1994         1993
                                       ---------    ---------    ---------
Sales by Geographic Area:
  United States....................   $  413,362   $  358,614   $  369,343
  Europe...........................      122,182       76,366       85,479
  Other............................       10,779        9,165        8,745
                                       ---------    ---------    ---------
Total Sales........................   $  546,323   $  444,145   $  463,567
                                       =========    =========    =========
Operating Income by Geographic Area:
  United States....................   $    9,285   $   (1,011)  $   15,390
  Europe...........................         (384)       5,847        2,034
  Other............................        1,305          463          947
                                       ---------    ---------    ---------
Total Segment Operating Income.....   $   10,206   $    5,299   $   18,371
                                       =========    =========    =========
Identifiable Assets by Geographic
Area at June 30,:
  United States....................   $  479,086   $  458,621   $  479,751
  Europe...........................      110,768       86,545       78,176
  Other............................        9,465        4,561        4,764
  Corporate and other assets.......      282,563      363,802      398,191
                                       ---------    ---------    ---------
Total Identifiable Assets..........   $  881,882   $  913,529   $  960,882
                                       =========    =========    =========

     Export sales are defined as sales to customers in foreign countries by the Company's domestic operations. Export sales amounted to the following:

(In thousands)
                                         1995         1994         1993
                                       ---------    ---------    ---------
Export Sales
  Europe...........................   $   16,547   $   12,692   $   15,297
  Other............................       18,469       16,593       13,546
                                       ---------    ---------    ---------
Total Export Sales.................   $   35,016   $   29,285   $   28,843
                                       =========    =========    =========

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------

     The following table of quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

(In thousands, except per share data)
- ----------------------------------------------------------------------------------------------
Fiscal 1995 quarters ended             Oct. 2        Jan. 1        April 2        June 30
- ----------------------------------------------------------------------------------------------
Net sales..........................  $121,393      $125,929       $150,755       $148,246
Gross profit.......................    32,253        28,397         35,734         30,649
Loss from continuing operations....    (6,660)      (10,665)       (10,757)        (5,838)
    per share......................     (0.42)        (0.67)         (0.67)         (0.36)
Loss from disposal of discontinued
  operations, net..................       (25)          (25)          (184)           (25)
    per share......................     (0.00)        (0.00)         (0.01)         (0.00)
Extraordinary items, net...........      --             (23)           378           --
    per share......................      --           (0.00)          0.02           --
Net loss...........................    (6,685)      (10,713)       (10,563)        (5,863)
    per share......................     (0.42)        (0.67)         (0.66)         (0.36)
Market price range of Class A Stock
  High.............................     4 1/8         4 1/8          3 3/4          3 3/8
  Low..............................     3 1/8         2 5/8          2 3/8              2

- ----------------------------------------------------------------------------------------------
Fiscal 1994 quarters ended             Oct. 3        Jan. 2        April 3        June 30
- ----------------------------------------------------------------------------------------------
Net sales..........................  $110,491      $108,830       $112,836       $111,988
Gross profit.......................    22,962        25,875         27,138         30,289
Earnings (loss) from continuing
  operations.......................   (11,151)       70,467        (11,195)       (20,338)
    per share......................     (0.69)         4.37          (0.69)         (1.26)
Loss from disposal of discontinued
  operations, net..................       (29)          (29)          (259)           (51)
    per share......................     (0.00)        (0.00)         (0.02)         (0.01)
Extraordinary items, net...........      --            --             (147)          (496)
    per share......................      --            --            (0.01)         (0.03)
Cumulative effects of changes in
  accounting principles, net.......   (10,950)         --             --             --
    per share......................     (0.68)         --             --             --
Net earnings (loss)................   (22,130)       70,438        (11,601)       (20,885)
    per share......................     (1.37)         4.37          (0.72)         (1.30)
Market price range of Class A Stock
  High.............................     4 1/8         4 1/8          4 7/8          4 5/8
  Low..............................         3         2 3/4          3 7/8          3 1/2

     Earnings (loss) from continuing operations in the fourth quarter of Fiscal 1995, includes adjustments to inventories and receivables of the Company's Aerospace Fasteners Segment, to reflect required valuation allowances against these assets. Charges to reflect the cost of restructuring the Company's Aerospace Fasteners Segment, of $9,903,000 and $8,957,000 in the second and fourth quarters of Fiscal 1994, respectively, are included in earnings (loss) from continuing operations. The Company recorded an unusual loss in the third and fourth quarter of Fiscal 1994, of $3,200,000 and $3,493,000, respectively, to cover the estimated net cost of the damages and related business interruption caused by an earthquake and the related write down of real estate and other assets.

     The second quarter of Fiscal 1994 includes non-recurring income of $129,094,000, net pre-tax, from the gain on the sale of the Company's 43.9% stock interest in Rexnord.

     Extraordinary items relate to the early extinguishment of debt by the Company. (See Note 4).

     The Fiscal 1994 first and second quarter data presented vary from the amounts previously reported in each of their respective Form 10-Q filings due to the Company's decision not to sell a division which was included in net assets held for sale, and not included in the results of operations. Sales from the division were $4,141,000 and $3,438,000 in the first and second
quarters, respectively, of Fiscal 1994.   Earnings from the division had no
material effect during these periods.

                   Report of Independent Public Accountants
                   ----------------------------------------



To The Fairchild Corporation:

We have audited the accompanying consolidated balance sheets of The Fairchild Corporation (a Delaware corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended June 30, 1995, 1994 and 1993.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for the years ended June 30, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 8 and 9 to the consolidated financial statements, effective July 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions, and income taxes.





                                              Arthur Andersen LLP

Washington, D.C.
September 15, 1995

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------

     None.

                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
- ---------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the 1995 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

     The information required by this Item is incorporated herein by reference from the 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the 1995 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the 1995 Proxy Statement.

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

(a)(2)  Financial Statement Schedules and Report of Independent Public
        Accountants.

        Schedule Number             Description                Page Number
        ---------------             -----------                -----------

             II            Valuation and Qualifying Accounts        85



     All other schedules are omitted because they are not required.

                 Report of Independent Public Accountants
                 ----------------------------------------


To The Fairchild Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Fairchild Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated September 15, 1995. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on the preceeding page is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                          60
                Arthur Andersen LLP

Washington, D.C.
September 15, 1995

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

    (j) Second Supplemental Indenture between Rexnord Holdings Inc., now know as RHI Holdings, Inc. ("RHI") (as successor to Rexnord) and Irving Trust Company dated as of August 16, 1988, to the Rexnord Senior Indenture (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (the "1988 10-K")).

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

    (q) Indenture between Rexnord and First Wisconsin Trust Company dated as of June 1, 1983 (the "Rexnord Indenture"), First Supplemental Indenture between Rexnord and First Wisconsin Trust Company dated as of October 1, 1984 to the Rexnord Indenture, pursuant to which Rexnord's Debentures due 1995 (the "Rexnord Debentures") were issued, and specimen of Rexnord Debenture (incorporated by reference to Form 8-A of Rexnord, dated October 3, 1984).

    (r) Second Supplemental Indenture among Rexnord, RHI and First Wisconsin Trust Company dated as of August 16, 1988, to the Rexnord Indenture (incorporated by reference to the 1988 10-K).

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

 10 (a) Restated and Amended Credit Agreement dated as of July 27, 1992 (incorporated by reference to the 1992 10-K).

    (a)(i) Amendment No. 1, dated as of June 30, 1993, to the Restated and Amended Credit Agreement dated as of July 27, 1992 (incorporated by reference to the 1993 10-K).

   (a)(ii) Amendment No. 2, dated as of October 1, 1993, to Restated and Amended Credit Agreement dated as of July 27, 1992 (incorporated by reference to the 1994 10-K).

   (a)(iii) Amendment No. 3, dated as of December 23, 1993, to Restated and Amended Credit Agreement dated as of July 27, 1992 (incorporated by reference to the 1994 10-K).

   (a)(iv) Amendment No. 4, dated as of March 31, 1994, to Restated and Amended Credit Agreement dated as of July 27, 1992 (incorporated by reference to the 1994 10-K).

  *(a)(v) Amendment No. 5, dated as of July 29, 1994, to Restated and Amended Credit Agreement dated as of July 27, 1992.

  *(a)(vi) Amendment No. 6, dated as of October 15, 1994, to Restated and Amended Credit Agreement dated as of July 27, 1992.

  *(a)(vii) Amendment No. 7, dated as of January 18, 1995, to Restated and
            Amended Credit Agreement dated as of July 27, 1992.

  *(a)(viii)Amendment No. 8, dated as of February 15, 1995, to Restated and
            Amended Credit Agreement dated as of July 27, 1992.

  *(a)(ix) Amendment No. 9, dated as of May 25, 1995, to Restated and Amended Credit Agreement dated as of July 27, 1992.

  *(a)(x) Amendment No. 10, dated as of June 30, 1995, to Restated and Amended Credit Agreement dated as of July 27, 1992.

    (b) Securities Purchase Agreement dated as of August 15, 1988, by and among Registrant, Rex-PT, Inc. ("Rex-PT"), Rex-PT Holdings Inc. ("Rex-PT Holdings") and certain Purchasers, including (i) as
            Exhibit 2, Debt Registration Rights Agreement dated as of August 15, 1988, by and among Rex-PT and certain Purchasers, (ii) as
            Exhibit 3, Common Stock Registration Rights Agreement dated as of August 16, 1988, by and among Rex-PT Holdings and certain Purchasers, and (iii) as Exhibit 4, Stockholders' Agreement dated as of August 16, 1988, by and among Registrant, Rex-PT Holdings, RHI and certain holders of Rex-PT Holdings common stock
           (incorporated by reference to the August 16, 1988 8-K).

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

    (f) Form of Stockholders' Agreement among Rex-PT Holdings, Registrant, RHI and Rex-PT Investors (incorporated by reference to the September 29, 1988 8-K).

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

    (j) Form of Common Stock Registration Rights Agreement between Rex-PT Holdings and RHI (incorporated by reference to the September 29, 1988 8-K).

    (k) Form of Registration Rights Agreement among Rex-PT Holdings, RHI and Rex-PT Investors (incorporated by reference to the September 29, 1988 8-K).

    (l) Form of Registration Rights Agreement among Rex-PT Holdings, RHI and certain purchasers (incorporated by reference to the September 29, 1988 8-K).

    (m) Form of Amended and Restated Stockholders' Agreement among Rex-PT Holdings, Registrant, RHI and certain investors (incorporated by reference to the 1988 10-K).

    (n) Share Purchase Agreement dated October 4, 1988, by and between RHI, Registrant, ChemRex Inc. and SKY Alloys, Inc., ABM Investments Ltd., SKW Bauchemie GmbH and SKW Trostberg AG (incorporated by reference to Registrant's Current Report on Form 8-K dated November 15, 1988 (the "November 15, 1988 8-K)).

    (o) Asset Purchase Agreement dated November 15, 1988, by and among RHI, ChemRex Inc. and J.W. Brett, Inc. (incorporated by reference to the November 15, 1988 8-K).

    (p) Asset Purchase Agreement dated as of December 16, 1988, between RHI and Ilium Industries, Inc. (the "Ilium Agreement"); Amendment to the Ilium Agreement dated as of February 21, 1989; and Second Amendment to the Ilium Agreement dated as of March 15, 1989) (incorporated by reference to Registrant's Current Report on Form 8-K dated March 17, 1989).

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

    (v) Option Sale Agreement dated December 26, 1990 by and between RHI and Zaria, Inc. (incorporated by reference to 1991 10-K).

    (w) Stock Purchase Agreement dated as of June 28, 1991 by and between Sovereign Air Limited and S.A. Holdings, Inc.
            (incorporated by reference to 1991 10-K).

    (x)     Agreement dated as of June 28, 1991 between  Banner
            Investments, Inc. and RHI (incorporated by reference to 1991
            10-K).

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

    (a)(b) Exchange and Standstill Agreement dated June 19, 1992 by and among Registrant, RHI and Rex-PT Holdings, Inc. (incorporated by reference to 1992 10-K).

    (a)(c) Registration Rights Agreement dated July 9, 1992 between Rexnord Corporation and RHI (incorporated by reference 1993 10-K).

    (a)(d) Allocation Agreement dated April 13, 1992 by and among The Fairchild Corporation, RHI, Rex-PT Holdings, Rexnord
            Corporation, Rexnord Puerto Rico, Inc. and Rexnord Canada Limited (incorporated by reference to 1992 10-K).


    (a)(e) Trademark Purchase Agreement dated April 13, 1992 by and between Rexnord Corporation and RHI (incorporated by reference to 1992 10-K).

    (a)(f) Deferred Compensation Agreement between Registrant and Samuel J. Krasney dated July 14, 1972, as amended November 17, 1978, September 3, 1985 (the "Krasney Deferred Compensation Agreement") (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1985).

    (a)(g) Amendment to the Krasney Deferred Compensation Agreement dated September 6, 1990 (incorporated by reference to 1991 10-K).

    (a)(h) Incentive Compensation Bonus Arrangement (description incorporated by reference to Registrant's Proxy Statement dated October 26, 1988).

    (a)(i) Amended and Restated Employment Agreement between Registrant and Samuel J. Krasney dated April 24, 1990 (incorporated by reference to the 1990 10-K).

    (a)(j) Letter Agreements dated August 4, 1993 among Samuel J. Krasney, The Fairchild Corporation and Jeffrey J. Steiner (incorporated by reference to 1993 10-K).

    (a)(k) Amendment to the Krasney Option dated October 18, 1985 (incorporated by reference to the 1989 10-K).

    (a)(l) Second Amendment to the Krasney Option dated April 30, 1986 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1986).

    (a)(m) Amended and Restated 1986 Deferred Performance Incentive Plan of Banner Industries, Inc. (the "Deferred Incentive Plan") (incorporated by reference to the 1988 10-K).

    (a)(n) 1988 U.K. Stock Option Plan of Banner Industries, Inc. (incorporated by reference to the 1988 10-K).

    (a)(o) Description of grants of stock options to non-employee directors of Registrant (incorporated by reference to the 1988 10-K).

    (a)(p) Amended and Restated Employment Agreement between Registrant and Jeffrey J. Steiner dated September 10, 1992 (incorporated by reference to 1993 10-K).

    (a)(q)  Agreement dated as of November 8, 1988 between Samuel J.
            Krasney and Registrant, and Amendment No. 1 thereto dated as of January 23, 1989, regarding exercise of performance incentive units granted under the Deferred Incentive Plan (incorporated by reference to the 1989 10-K).

    (a)(r) Agreement dated as of November 8, 1988 between Jeffrey J. Steiner and Registrant, and Amendment No. 1 thereto dated as of January 23, 1989, regarding exercise of performance incentive units granted under the Deferred Incentive Plan (incorporated by reference to the 1989 10-K).

    (a)(s) Letter Agreement dated October 23, 1991 between Registrant and Eric I. Steiner (incorporated by reference to 1992 10-K).

    (a)(t) Letter Agreement dated October 23, 1991 between Registrant and John D. Jackson (incorporated by reference to 1992 10-K).

    (a)(u) Letter Agreement dated October 23, 1991 between Registrant and Michael T. Alcox (incorporated by reference to 1992 10-K).

    (a)(v) Letter Agreement dated October 23, 1991 between Registrant and Donald E. Miller (incorporated by reference to 1992 10-K).

    (a)(w) Letter Agreement dated October 23, 1991 between Registrant and John L. Flynn (incorporated by reference to 1992 10-K).

    (a)(x) Letter Agreement dated April 8, 1993 between Registrant and Thomas Flaherty (incorporated by reference to 1993 10-K).

    (a)(y) Purchase Agreement by and between BTR Dunlop Holdings, Inc., RHI Holdings, Inc., and Registrant, dated as of December 2, 1993 (incorporated by reference to Registrant's current report on Form 8-K dated December 23, 1993.

   *(a)(z) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Eric I. Steiner.

   *(b)(a) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Michael T. Alcox.

   *(b)(b) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Donald E. Miller.

   *(b)(c) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and John L Flynn.

   *(b)(d) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Jerry Lirette.

   *(b)(e) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Mel D. Borer.

   *(b)(f) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Thomas J. Flaherty.

 11 Computation of earnings per share (found at Note to Registrant's Consolidated Financial Statements for the fiscal year ended June 30, 1994).


*22         List of significant subsidiaries of Registrant.

*23 Consent of Arthur Andersen LLP, independent public accountants.

 28         Financial statements, related notes thereto and Auditors'
            Report of Banner Aerospace, Inc. for the fiscal year ended March 31, 1995 (incorporated by reference to the Banner Aerospace, Inc. Form 10-K for fiscal year ended March 31, 1994).

 99(a)      Registrant's press release, dated December 23, 1993
            (incorporated by reference to Registrants Form 8-K dated December 23, 1993).


*Filed herewith.

(b)  Reports on Form 8-K

     Registrant filed no reports on Form 8-K during the last quarter of Fiscal 1995.

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

                         Date:  September 26, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.

     Name, Title, Capacity                        Date
     ---------------------                        ----

     Jeffrey J. Steiner
     -------------------------------             September 26, 1995
     Chairman, Chief Executive
     Officer, President and Director

     Samuel J. Krasney
     -------------------------------             September 26, 1995
     Vice Chairman and Director

     Michael T. Alcox
     -------------------------------             September 26, 1995
     Senior Vice President, Chief
     Financial Officer and Director

     Philip David
     -------------------------------             September 26, 1995
     Director

     Christopher Colavito
     -------------------------------             September 26, 1995
     Vice President and Controller

     Harold J. Harris
     -------------------------------             September 26, 1995
     Director

     Herbert S. Richey
     -------------------------------             September 26, 1995
     Director

     Frederick W. McCarthy
     -------------------------------             September 26, 1995
     Director

     Eric I. Steiner
     --------------------------------            September 26, 1995
     Senior Vice President and
     Director

     Mortimer M. Caplin
     -------------------------------             September 26, 1995
     Director

     Thomas J. Flaherty
     -------------------------------             September 26, 1995
     Chief Operating Officer and
     Director

     Robert A. Sharpe, II
     -------------------------------             September 26, 1995
     Director



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
- -----------------------------------------------

     Changes in the allowance for doubtful accounts are as follows:

                                         For the Years Ended June 30,
(In thousands)                        ----------------------------------
                                        1995         1994         1993
                                      --------     --------     --------
Beginning balance.................    $  3,468     $  1,900     $  2,275
Charged to cost and expenses......       2,676        1,124          820
Charges to other accounts (1).....         114        1,410         (926)
Amounts written off...............        (648)        (966)        (269)
                                       -------      -------      -------
Ending balance....................    $  5,610     $  3,468     $  1,900
                                       =======      =======      =======

(1) Recoveries of amounts written off in prior periods, foreign currency translation and the change in related noncurrent taxes. Included in Fiscal
1994 is $1,179,000 relating to the acquisition of a subsidiary.