Form 10-Q
period 1995-10-01
FAIRCHILD CORP
filed 1995-11-14
CIK 9779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 1, 1995

                        Commission File Number:  1-6560


                          THE FAIRCHILD CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     34-0728587
-------------------------------                    -------------------
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

                                                        Outstanding at
Class                                                   October 1, 1995
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
                                                         ----------
                                                         16,102,995

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of October 1, 1995 (Unaudited)
                       and June 30, 1995                                 3

                       Consolidated Statements of Earnings
                       for the Three Months Ended October 1,
                       1995 and October 2, 1994 (Unaudited)              5

                       Condensed Consolidated Statements of Cash
                       Flows for the Three Months Ended October 1,
                       1995 and October 2, 1994 (Unaudited)              6

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                            7

            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                        11


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                18

            Item 6.    Exhibits and Reports on Form 8-K                 18

*For purposes of Part I of this Form 10-Q, the term "Company" means The Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild Corporation unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                 October 1,      June 30,
ASSETS                                             1995            1995
------                                          -----------     -----------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $5,925 and $5,968
  restricted.................................   $   50,479      $   71,182
Short-term investments.......................        6,111           4,116
Accounts receivable-trade, less allowances
  of $5,506 and $5,610.......................      103,366          93,607
Inventories:
   Finished goods............................       55,905          53,771
   Work-in-process...........................       25,790          27,704
   Raw materials.............................       21,160          23,434
                                                 ---------       ---------
                                                   102,855         104,909

Prepaid expenses and other current assets....       17,279          18,116
                                                 ---------       ---------
Total Current Assets.........................      280,090         291,930

Property, plant and equipment, net of
  accumulated depreciation of $120,747 and
  $115,659...................................      168,030         170,926

Net assets held for sale.....................       51,822          51,573
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $37,399 and $35,779.........................      208,447         209,959
Investments and advances - affiliated
 companies...................................       76,096          73,670
Prepaid pension assets.......................       59,374          59,567
Other assets.................................       24,830          24,257
                                                 ---------       ---------
Total Assets.................................   $  868,689      $  881,882
                                                 =========       =========

*Condensed from audited financial statements




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                  October 1,      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1995            1995
-------------------------------------            -----------     ----------
                                                 (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $   47,444     $   40,989
Accounts payable.............................        45,599         48,100
Accrued interest.............................        11,155         16,309
Other accrued liabilities....................        74,392         73,938
                                                  ---------      ---------
Total Current Liabilities....................       178,590        179,336

Long-term debt, less current maturities......       503,205        509,715
Other long-term liabilities..................        19,418         19,435
Retiree health care liabilities..............        48,955         49,474
Noncurrent income taxes......................        38,768         38,004
Minority interest in subsidiaries............        24,455         24,533
Redeemable preferred stock of subsidiary.....        15,550         16,342
                                                  ---------      ---------
Total Liabilities............................       828,941        836,839

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 19,647,705
  shares issued and 13,406,109 shares
  outstanding................................         1,965          1,965
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,696,886
  shares issued and outstanding..............           270            270
Paid-in capital..............................        67,105         67,011
Retained earnings............................        14,614         18,912
Cumulative translation adjustment............         7,633          8,724
Net unrealized holding loss on available-for-
  sale securities............................          (120)          (120)
Treasury Stock, at cost, 6,241,596 shares of
  Class A Common Stock.......................       (51,719)       (51,719)
                                                  ---------      ---------
Total Stockholders' Equity...................        39,748         45,043
                                                  ---------      ---------
Total Liabilities and Stockholders' Equity...    $  868,689     $  881,882
                                                  =========      =========
*Condensed from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, expect per share data)
                                                    Three Months Ended
                                                   October 1,  October 2,
                                                     1995        1994
                                                  ----------  ----------
Revenue:
  Sales......................................      $153,793    $121,393
  Other income (expense), net................           184        (171)
                                                    -------     -------
                                                    153,977     121,222
Costs and Expenses:
  Cost of sales..............................       112,554      89,140
  Selling, general & administrative..........        29,516      23,001
  Research and development...................           752         968
  Amortization of goodwill...................         1,619       1,530
                                                    -------     -------
                                                    144,441     114,639

Operating income.............................         9,536       6,583

Interest expense.............................        18,359      17,754
Interest income..............................          (883)     (1,139)
                                                    -------     -------
Net interest expense.........................        17,476      16,615

Investment income, net.......................         1,995         342
Equity in earnings of affiliates.............         2,228       2,380
Minority interest............................          (598)       (658)
                                                    -------     -------
Loss from continuing operations before taxes.        (4,315)     (7,968)

Income tax benefit...........................            37       1,308
                                                    -------     -------
Loss from continuing operations..............        (4,278)     (6,660)

Loss on disposal of discontinued operations,
  net........................................           (20)        (25)
                                                    -------     -------
Net loss.....................................      $ (4,298)   $ (6,685)
                                                    =======     =======
Earnings Per Share

Primary and Fully Diluted:
  Loss from continuing operations............      $   (.27)   $   (.42)
                                                    -------     -------
  Net loss...................................      $   (.27)   $   (.42)
                                                    =======     =======
  Weighted average number of shares
  used in computing earnings per share:
    Primary..................................        16,103      16,103
    Fully diluted............................        16,103      16,103


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                     Three Months Ended
                                                  October 1,     October 2,
                                                     1995           1994
                                                 -----------    -----------
Cash flows provided by (used for)
  Operations:
    Net loss.................................      $ (4,298)      $ (6,685)
    Depreciation and amortization............         9,704          8,927
    Accretion of discount on long-term
      liabilities............................         1,135            800
    Minority interest........................           598            658
    Undistributed earnings of affiliates.....        (2,025)        (2,380)
    Changes in assets and liabilities........       (19,771)       (18,897)
                                                    -------        -------
    Net cash used for operations.............       (14,657)       (17,577)

  Investments:
    Purchase of property, plant and equipment        (3,903)        (3,510)
    Acquisitions of subsidiaries, net of cash
      acquired...............................          --             (550)
    Other, net...............................        (1,198)          (337)
                                                    -------        -------
    Net cash used for investments............        (5,101)        (4,397)

  Financing:
    Proceeds from issuance of debt...........         2,618            940
    Debt repayments and repurchase of
      debentures, net........................        (2,948)        (2,915)
                                                    -------        -------
    Net cash used for financing..............          (330)        (1,975)

Effect of exchange rate changes on cash......          (615)           137
Net decrease in cash.........................       (20,703)       (23,812)
Cash and cash equivalents, beginning of
  period.....................................        71,182        102,368
                                                    -------        -------
Cash and cash equivalents, end of period.....      $ 50,479       $ 78,556
                                                    =======        =======








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of October 1, 1995 and the consolidated statements of earnings and cash flows for the three months ended October 1, 1995 and October 2, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 1, 1995 and for all periods presented have been made. The balance sheet at June 30, 1995 was condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 Form 10-K. The results of operations for the period ended October 1, 1995 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

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

     On November 28, 1994, Fairchild Communications Services Company ("Fairchild Communications"), a partnership whose partners are indirect subsidiaries of the Company, completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000,000, plus the assumption of approximately $3,000,000 of liabilities. The Company recorded $5,595,000 in goodwill as a result of this acquisition. JWP is a telecommunications system integrator, specializing in the distribution, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, Fairchild Communications acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc., for approximately $550,000. Approximately $300,000 of the acquisition price was recorded as goodwill.

     Proforma financial statements are not required for these acquisitions on an individual basis.


Note 3 - Restricted Cash

     The Company had approximately $5,925,000 and $5,968,000 of restricted cash on October 1, 1995 and June 30, 1995, respectively, all of which is maintained as collateral for certain debt facilities.

Note 4 - Summarized Statement of Earnings Information

     The following table presents summarized statement of earnings information on a combined 100% basis of Banner Aerospace, Inc. ("Banner") and Nacanco Paketleme ("Nacanco"), the Company's principal investments, which are accounted for using the equity method.

                                                   Three Months Ended
(In thousands)                                 ---------------------------
                                                 October 1,    October 2,
                                                   1995           1994
                                               ------------   ------------
Net sales.................................       $ 98,654       $ 79,397
Gross profit..............................         29,982         25,913
Earnings from continuing operations.......          6,511          7,822
Net earnings..............................          6,511          7,822

     The Company owns approximately 47.2% of Banner common stock, which is included in investments and advances-affiliated companies. The Company recorded equity earnings of $346,000 and $253,000 from this investment for the three months ended October 1, 1995 and October 2, 1994, respectively. At the close of trading on September 29, 1995, Banner stock was quoted at $5.25 per share. Based on this price the Company's equity investment in Banner had an approximate market value of $44,625,000 versus a carrying value of $51,492,000. The Company does not believe that this decline in market value is a permanent impairment.

     The Company owns approximately 31.9% of Nacanco common stock. The Company recorded equity earnings of $1,835,000 and $2,249,000 from this investment for the three months ended October 1, 1995 and October 2, 1994, respectively.

     In connection with the Company's December 23, 1993 sale of its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company has placed shares of Banner, with a fair market value of $25,000,000, in escrow to secure the Company's indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released.

Note 5 - Minority Interests in Consolidated Subsidiaries

     The Company includes $23,804,000 of minority interest on its balance sheet at October 1, 1995 and June 30, 1995, which is represented by the Series C Preferred Stock of Fairchild Industries, Inc. ("FII"), a majority owned subsidiary. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999 and $7.00 per share thereafter. There were 553,460, shares authorized, issued and outstanding at October 1, 1995 and June 30, 1995.

Note 6 - Redeemable Preferred Stock of Subsidiary

     The Company has classified the outstanding shares of Series A Preferred Stock of FII as a long-term liability. The Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. During the three months ended October 1, 1995, the Company repurchased 17,600 shares of FII's Series A Preferred Stock. Effectively, there were 376,201 and 393,801 shares authorized, issued and outstanding at October 1, 1995 and June 30, 1995, respectively.

Note 7 - Equity Securities

     The Company had 13,406,109 shares of Class A Common Stock and 2,696,886 shares of Class B Common Stock outstanding at October 1, 1995. Class A Common Stock is traded on both the New York and Pacific Stock Exchange while there is no public market for the Class B Common Stock. Shares of Class A Common Stock are entitled to one vote per share and cannot be exchanged for Class B Common Stock. Shares of Class B Common Stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A Common Stock on a share for share basis.

Note 8 - Earnings Per Share

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

     In computing primary and fully diluted earnings per share for the three months ended October 1, 1995 and October 2, 1994, the conversion of options and warrants was not assumed, as the effect was anti-dilutive.

Note 9 - Commitments and Contingencies

CL Motor Freight ("CL") Litigation
----------------------------------

     The Workers Compensation Bureau of the State of Ohio is seeking reimbursement from the Company for up to $5,400,000 for CL workers compensation claims which were insured under a self-insured program of CL. The Company has contested a significant portion of this claim.

Government Claims
-----------------

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has held discussions with the government to attempt to resolve these pension accounting issues.

Environmental Matters
---------------------

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

     As of October 1, 1995, the consolidated total recorded liabilities of the Company for environmental matters totalled $13,332,000. As of October 1, 1995, the estimated probable exposures for these matters was $13,163,000. It is reasonably possible that the Company's total exposure for these matters could be approximately $22,115,000.

Other Matters
-------------

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

Note 10 - Subsequent Events

     On November 9, 1995, the Company announced it has entered into an agreement to merge its Fairchild Industires, Inc. subsidiary with Shared Technologies Inc. ("Shared Technologies"). The agreement provides that, upon consummation of the merger, Shared Technologies will (1) assume and repay approximately $180,000,000 of the Company's existing debt, and may redeem FII's Series A and Series C preferred stock issues, and (2) issue to the Company 6,000,000 shares of common stock of Shared Technologies (equal to approximately 41% of Shared Technologies shares outstanding following the transaction) and $45,000,000 face amount of newly-issued Shared Technolgoies preferred shares, part of which are convertible into additional shares of Shared Technologies common stock which would increase the Company's interest to approximately 42%, on a fully diluted basis. None of FII's assets and liabilities other than those relating to the Communications Services segment and $180,000,000 of the Company's existing debt will be transferred to Shared Technologies pursuant to the merger. The Company and Shared Technologies expect to complete this transaction in January, 1996.

     On November 13, 1995, the Company signed a letter of intent with Cincinnati Milacron Inc. ("Cincinnati Milacron") to sell the D-M-E Company ("D-M-E"), a mold equipment supplier, subject to satifactory completion of due diligence and definitive documentation, and various approvals of, including the Cincinnati Milcron Board of Directors, normal regulatory agencies and debt holders of FII. The sale price is approximately $260,000,000 for the purchase of the D-M-E business including assets and liabilities. The Company expects to complete this transaction early in 1996.

     Both transactions will result in significant gains to the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

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

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. The following table illustrates the historical sales and operating income of the Company's continuing operations for the three month period ended October 1, 1995 and October 2, 1994.

(In thousands)                                      Three Months Ended
                                                   October 1,  October 2,
                                                      1995        1994
                                                   ----------  ----------
Sales by Business Segment:
   Aerospace Fasteners.......................      $ 52,196    $ 51,510*
   Industrial Products.......................        68,600      49,941*
   Communications Services...................        32,997      19,942
                                                    -------     -------
Total........................................      $153,793    $121,393
                                                    =======     =======
Operating Income by Business Segment:
   Aerospace Fasteners.......................      $    310    $  1,405*
   Industrial Products.......................         8,331       4,677*
   Communications Services...................         4,909       4,422
                                                    -------     -------
Total........................................        13,550      10,504

   Corporate administrative expense..........        (3,857)     (3,158)
   Other corporate expense...................          (157)       (763)
                                                    -------     -------
Operating income.............................         9,536       6,583

Net interest expense.........................       (17,476)    (16,615)
Investment income, net.......................         1,995         342
Equity in earnings of affiliates.............         2,228       2,380
Minority interest............................          (598)       (658)
                                                    -------     -------
Loss from continuing operations before income
  taxes......................................        (4,315)     (7,968)
Income tax benefit...........................            37       1,308
                                                    -------     -------
Loss from continuing operations..............      $ (4,278)   $ (6,660)
                                                    =======     =======
*Restated for the transfer of the Gas Springs division from the Aerospace
Fasteners Segment to the Industrial Products Segment.

General
-------

     Overall sales increased by 26.7% in the first quarter of Fiscal 1996 compared to sales for the same period in Fiscal 1995, which reflected stronger sales performances from the Industrial Products and Communications Services business segments.

    Operating income increased $3.0 million in the first quarter of Fiscal 1996 compared to operating income for the same period in Fiscal 1995. Operating income was up in both the Industrial Products segment and the Communications Services segment in the current year period offsetting a decline in operating income from the Aerospace Fasteners segment. (See discussion below).

Aerospace Fasteners
-------------------

     Sales in the Aerospace Fasteners segment increased slightly in the Fiscal 1996 first quarter, compared to the corresponding Fiscal 1995 quarter, reflecting the continual slow growth in this industry.

     Operating income in the Aerospace Fasteners segment decreased $1.1 million in the first quarter of Fiscal 1996 compared to the Fiscal 1995 period. The Fiscal 1995 quarter included income from business interruption insurance resulting from the January 1994 earthquake. This segment continues to be affected by soft demand, competitive pricing conditions and higher quality control costs resulting from customers' requirements. Management will continue to implement productivity improvements and reduce costs to bring the breakeven point in line with demand, particularly in its U.S. operations.

Industrial Products
-------------------

    Sales in the Industrial Products segment increased $18.7 million or 37.4% in the Fiscal 1996 first quarter compared to the Fiscal 1995 quarter. Over $14.1 million of this sales increase is attributed to the excellent performance of Fairchild Technologies which includes Fairchild Convac, a semiconductor equipment business which had a strong first quarter performance resulting from the shipment of a surge of orders included in the prior year end backlog. This was compared to a very slow Fiscal 1995 first quarter, which was the first quarter following the acquisition. Sales at D-M-E increased $2.1 million or 5.3% underlining this operation's continued growth. Fairchild Data sales rose $1.3 million or 50.5%.

     Operating income in the Industrial Products segment increased $3.7 million. $2.7 million of this increase was contributed by Fairchild Technologies as a result of the increase in sales. Fairchild Data Corporation's operating income improved by $0.7 million from the prior year on higher sales and improved gross margins and D-M-E was up by $0.3 million.

Communications Services
-----------------------

     Sales in the Communications Services segment increased 65.5% in the first quarter of Fiscal 1996 compared with the same period in Fiscal 1995, primarily due to the inclusion of sales from the JWP Telecom, Inc. ("JWP") acquisition made during the Fiscal 1995 second quarter, as well as sales to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 11.0% in the first quarter of Fiscal 1996, compared to the same period in Fiscal 1995 primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales was 14.9% in the Fiscal 1996 first quarter compared to 22.2% in the Fiscal 1995 first quarter. This lower return on sales was anticipated as a result of the JWP acquisition, which has lower gross margins due to the nature of the business.

Other Expenses/Income
---------------------

     Corporate administrative expense increased 22.1% in the Fiscal 1996 first quarter compared to the same Fiscal 1995 quarter primarily due to higher than usual legal fees incurred in connection with litigation. The Fiscal 1995 expense was lower partially due to reversal of several accruals not required.

     Other corporate expense decreased $.6 million in the first quarter ended October 1, 1995, compared to the same period in the prior year, primarily due to lower carrying costs incurred on real estate held for sale in Fiscal 1996 and a currency loss recognized on a Canadian Pension Plan in Fiscal 1995.

     Net interest expense increased 5.2% in the three month period ended October 1, 1995, compared to the prior year period, due primarily to higher bank borrowings and lower interest income earned during the Fiscal 1996 three month period.

     Investment income, net was up $1.7 million in the first quarter of Fiscal 1996, principally as a result of recording unrealized holdings gains related to trading securities in the current quarter.

     Equity in earnings of affiliates decreased $.2 million in the three month period ended October 1, 1995, compared to the same period of Fiscal 1995 primarily due to lower earnings on Nacanco in the Fiscal 1996 period.

     Minority interest expense includes dividend expense on FII's Series C Preferred Stock.

     Income taxes - In the first quarter of Fiscal 1996, the Company recorded a small benefit on a pretax loss of $4.3 million. A small tax benefit resulted largely due to the amortization of goodwill, which is not deductible for tax purposes.

     The net loss decreased $2.4 million in the first three months of Fiscal 1996, compared to the first three months of Fiscal 1995, primarily due to:
(1) the $3.0 million increase in operating income, and (2) the $1.7 million increase in investment income. Partially offsetting the decrease in net loss was a higher net interest expense, lower equity earnings and a lower tax benefit.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at October 1, 1995, was $101.5 million, which was $11.1 million lower than working capital at June 30, 1995. The principal reasons for this decrease included a $20.7 million reduction in cash, primarily required to service debt and meet operating cash requirements during the first quarter, and a $6.5 million increase in current debt as a result of long term bank debt becoming current. These decreases were partially offset by a $9.8 million increase in accounts receivable, reflecting slower customer payments and higher sales, and a reduction in accrued interest of $5.2 million.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at October 1, 1995 had a book value of $51.8 million and included two parcels of real estate in California, an 88 acre parcel of real estate located in Farmingdale, New York, two landfills in Pennsylvania, a real estate joint venture in California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities, and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of high growth companies, as well as cost reduction and labor efficiency programs. For the three month period ended October 1, 1995, capital expenditures, including the cost of acquisitions, were $3.9 million. The Company anticipates that total capital expenditures for the fiscal year ending June 30, 1996 will be approximately $18.8 million.

     Investments and advances in affiliated companies increased $2.4 million reflecting equity earnings recorded during the quarter.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, and litigation settlements and related costs.

     The Company expects that cash on hand, cash generated from operations, borrowings, and asset sales will be adequate to satisfy cash requirements. Management intends to take appropriate action to refinance portions of its debt, if necessary to meet cash requirements.

     The Company's Credit Agreement, as amended, requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement, as amended, as of October 1, 1995. To comply with the minimum EBITDA Covenant requirements the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four
quarters, EBITDA as follows:   $65.0 million for the second quarter of Fiscal
1996, $70.0 million for the third quarter of Fiscal 1996, $80.0 million for the fourth quarter of Fiscal 1996, and $84.6 million for the first quarter of Fiscal 1997. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1996 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure or waiver, would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in acceleration of the principal and interest outstanding, and termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained.

     Under the most restrictive covenants of the Company's indentures, the Company's consolidated net worth, as defined, must not be less than $35,000,000 for two consecutive quarters. As of October 1, 1995, the Company's consolidated net worth, as defined, was $32,115,000 after the effect of changes in accounting principles. However, the Company believes that computation of consolidated net worth under the indentures would be undertaken in accordance with Generally Accepted Accounting Principles in effect at the date of the execution and delivery of each indenture by the Company. Such computation would yield approximately a $2,946,000 higher consolidated net worth for the Company, as a result of changes in accounting principles, primarily Statements of Financial Accounting Standards Nos. 106 and 109, which were adopted subsequent to the Company's execution and delivery of the indentures. Accordingly, the Company believes its net worth, as defined, is in excess of $35,000,000 at October 1, 1995.

     The Company's subsidiaries may transfer available cash as dividends to the Company if the purpose of such dividends is to provide the Company with funds necessary to meet its debt service requirements under specified notes and debentures. However, all other dividends from FII to RHI are subject to certain limitations under the Credit Agreement. As of October 1, 1995, FII was unable to provide dividends to RHI. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting For The Impairment Of Long-Lived Assets
--------------------------------------------------
And For Long-Lived Assets To Be Disposed Of
-------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is required to be implemented by the Company on, or before, July 1, 1996. The Company's present policy is identical to the policy prescribed by SFAS 121, therefore there will be no effect from implementation.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 9 of Notes to Consolidated Financial
Statements.

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


Date:  November 14, 1995