Form 10-Q
period 1995-12-31
FAIRCHILD CORP
filed 1996-02-13
CIK 9779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1995

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

                                                       Yes  X  No
                                                          ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
Class                                                   December 31, 1995
-----                                                   -----------------
Class A Common Stock, $.10 Par Value                       13,478,262
Class B Common Stock, $.10 Par Value                        2,696,886
                                                           ----------
                                                           16,175,148

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of December 31, 1995 (Unaudited)
                       and June 30, 1995                                 3

                       Consolidated Statements of Earnings
                       for the Three and Six Months Ended
                       December 31, 1995 and January 1, 1995
                       (Unaudited)                                       5

                       Condensed Consolidated Statements of Cash
                       Flows for the Six Months Ended
                       December 31, 1995 and January 1, 1995
                       (Unaudited)                                       6

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                            7

            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                        15


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                23

            Item 6.    Exhibits and Reports on Form 8-K                 23



*For purposes of Part I of this Form 10-Q, the term "Company" means The Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild Corporation unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                December 31,     June 30,
ASSETS                                             1995            1995
------                                          -----------     -----------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $5,925 and $5,968
  restricted.................................   $   42,967      $   71,182
Short-term investments.......................        6,052           4,116
Accounts receivable-trade, less allowances
  of $3,455 and $3,971.......................       70,241          65,446
Inventories:
   Finished goods............................       43,525          38,783
   Work-in-process...........................       17,604          19,950
   Raw materials.............................       17,320          19,531
                                                 ---------       ---------
                                                    78,449          78,264

Prepaid expenses and other current assets....       21,040          16,751
Net current assets of discontinued operations       34,609          34,626
                                                 ---------       ---------
Total Current Assets.........................      253,358         270,385

Property, plant and equipment, net of
  accumulated depreciation of $98,970 and
  $89,374....................................      129,269         132,940

Net assets held for sale.....................       52,239          51,573
Net noncurrent assets of discontinued
  operations.................................       85,577          88,209
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $28,498 and $26,120.........................      152,184         154,295
Investments and advances, affiliated
 companies...................................       70,904          69,398
Prepaid pension assets.......................       59,191          59,567
Other assets.................................       25,975          23,927
                                                 ---------       ---------
Total Assets.................................   $  828,697      $  850,294
                                                 =========       =========


*Condensed and restated for discontinued operations (see Note 3) from audited financial statements


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                 December 31,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1995            1995
-------------------------------------            -----------     ----------
                                                 (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $  100,288     $   40,989
Accounts payable.............................        32,323         38,299
Other accrued liabilities....................        75,816         78,503
                                                  ---------      ---------
Total Current Liabilities....................       208,427        157,791

Long-term debt, less current maturities......       448,642        509,715
Other long-term liabilities..................        18,534         19,435
Retiree health care liabilities..............        44,158         44,710
Noncurrent income taxes......................        38,981         38,004
Minority interest in subsidiaries............        24,181         24,117
Redeemable preferred stock of subsidiary.....        15,311         16,342
                                                  ---------      ---------
Total Liabilities............................       798,234        810,114

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 19,719,858
  shares issued (19,647,705 in June) and
  13,478,262 shares outstanding (13,406,109
  in June)...................................         1,972          1,965
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,696,886
  shares issued and outstanding..............           270            270
Paid-in capital..............................        67,445         67,011
Retained earnings............................         9,464         18,912
Cumulative translation adjustment............         3,151          3,861
Net unrealized holding loss on available-for-
  sale securities............................          (120)          (120)
Treasury Stock, at cost, 6,241,596 shares of
  Class A Common Stock.......................       (51,719)       (51,719)
                                                  ---------      ---------
Total Stockholders' Equity...................        30,463         40,180
                                                  ---------      ---------
Total Liabilities and Stockholders' Equity...    $  828,697     $  850,294
                                                  =========      =========


*Condensed and restated for discontinued operations (see Note 3) from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, expect per share data)
                                              Three Months Ended            Six Months Ended
                                           December 31,   January 1,    December 31,   January 1,
                                              1995          1995           1995          1995
                                           ------------   ----------    ------------   ----------
                                                             (*)                          (*)
Revenue:
  Net sales of products...................  $ 76,814      $ 61,441     $157,633       $119,963
  Revenues from services..................    26,636        20,408       53,743         40,791
  Other income (expense), net.............        (9)          700          136            612
                                             -------       -------      -------        -------
                                             103,441        82,549      211,512        161,366
Costs and Expenses:
  Cost of goods sold......................    60,432        53,268      122,964         99,112
  Cost of services........................    19,239        14,765       39,177         29,723
  Selling, general & administrative.......    20,279        17,571       41,274         32,766
  Research and development................        23           288           44            584
  Amortization of goodwill................     1,168         1,139        2,378          2,260
  Restructuring...........................       285          --            285           --
                                             -------       -------      -------        -------
                                             101,426        87,031      206,122        164,445

Operating income (loss)...................     2,015        (4,482)       5,390         (3,079)

Interest expense..........................    17,720        17,401       36,047         35,156
Interest income...........................      (401)         (906)      (1,279)        (2,041)
                                             -------       -------      -------        -------
Net interest expense......................    17,319        16,495       34,768         33,115

Investment income (loss), net.............       (83)        2,293        1,912          2,635
Equity in earnings (loss) of affiliates...      (169)         (428)       1,889          1,748
Minority interest.........................      (544)         (584)      (1,085)        (1,208)
                                             -------       -------      -------        -------
Loss from continuing operations before
  taxes...................................   (16,100)      (19,696)     (26,662)       (33,019)

Income tax benefit........................    (7,537)       (5,838)      (9,951)        (9,504)
                                             -------       -------      -------        -------
Loss from continuing operations...........    (8,563)      (13,858)     (16,711)       (23,515)

Earnings from discontinued operations,
  net.....................................     3,420         3,193        7,290          6,190
Loss on disposal of discontinued
  operations, net.........................        (7)          (25)         (27)           (50)
Extraordinary items, net..................      --             (23)        --              (23)
                                             -------       -------      -------        -------
Net loss..................................  $ (5,150)     $(10,713)    $ (9,448)      $(17,398)
                                             =======       =======      =======        =======
Earnings Per Share

Primary and Fully Diluted:
  Loss from continuing operations......... $   (.53)      $   (.86)    $  (1.04)      $  (1.46)
  Earnings from discontinued operations,
    net...................................      .21            .19          .45            .38
                                            -------        -------      -------        -------
  Net loss................................ $   (.32)      $   (.67)    $   (.59)      $  (1.08)
                                            =======        =======      =======        =======
  Weighted average number of shares
  used in computing earnings per share:
    Primary...............................   16,130         16,103       16,122         16,103
    Fully diluted.........................   16,130         16,103       16,122         16,103


*Condensed and restated for discontinued operations.  (See Note 3).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                      Six Months Ended
                                                 December 31,    January 2,
                                                    1995           1994
                                                 -----------    -----------
                                                                    (*)
Cash flows provided by (used for)
  Operations:
   Net loss..................................     $ (9,448)      $(17,398)
    Depreciation and amortization............       16,179         14,438
    Accretion of discount on long-term
      liabilities............................        2,132          1,942
    Minority interest........................        1,085          1,273
    Undistributed earnings of affiliates.....       (1,106)        (1,175)
    Changes in assets and liabilities........      (25,436)       (12,708)
    Non-cash charges and working capital
      changes of discontinued operations.....        3,524          6,998
                                                   -------        -------
    Net cash used for operations.............      (13,070)        (6,630)

  Investments:
    Purchase of property, plant and equipment       (6,873)        (6,964)
    Acquisitions of subsidiaries, net of cash
      acquired...............................         --          (12,061)
    Proceeds received from (used for)
      investment securities, net.............         (897)         6,467
    Other, net...............................       (1,304)        (1,384)
    Investing activities of discontinued
      operations.............................         (875)        (1,233)
                                                   -------        -------
    Net cash used for investments............       (9,949)       (15,175)

  Financing:
    Proceeds from issuance of debt...........       17,119          2,893
    Debt repayments and repurchase of
      debentures, net........................      (22,118)       (14,301)
    Issuance of Class A common stock.........          328           --
                                                   -------        -------
    Net cash used for financing..............       (4,671)       (11,408)

Effect of exchange rate changes on cash......         (525)          (586)
Net decrease in cash.........................      (28,215)       (33,799)
Cash and cash equivalents, beginning of
  period.....................................       71,182        102,368
                                                   -------        -------
Cash and cash equivalents, end of period.....     $ 42,967       $ 68,569
                                                   =======        =======


*Condensed and restated for discontinued operations.  (See Note 3).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of December 31, 1995 and the consolidated statements of earnings and cash flows for the six months ended December 31, 1995 and January 1, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented, have been made. All financial information has been restated for discontinued operations. The balance sheet at June 30, 1995 was condensed and restated from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 Form 10-K. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

Note 2 - Merger Agreement

     On November 9, 1995, the Company, RHI Holdings, Inc. ("RHI", the Company's wholly-owned subsidiary), and Fairchild Industries, Inc. ("FII", all of whose common stock is owned by RHI), entered into an Agreement and Plan of a Merger with Shared Technologies Inc. ("STI"), pursuant to which STI is to acquire FII's Fairchild Communications Services Company ("FCSC") telecommunications systems and services business. The acquisition is to be effected by a merger of FII into STI (the "Merger"), with STI being the surviving corporation. Prior to the Merger, FII is to undergo a restructuring pursuant to which FII will transfer all of its assets to, and cause all of its liabilities to be assumed by RHI, except for (i) the assets and liabilities of FCSC, (ii) the outstanding Series A and Series C Preferred Stock of FII (having a liquidation value of $41,817,000 at December 31, 1995), (iii) the $125,000,000 principal amount outstanding 12 1/4% Senior Notes due 1999 (the "Senior Notes") of FII, and (iv) an amount of bank and other indebtedness of approximately $56,683,000 (the "Assumed Indebtedness"). Pursuant to the Merger, the Series A and Series C Preferred Stock of FII will be cancelled and converted into the right to receive an amount of cash equal to their liquidation value ($45.00 per share plus accrued and unpaid dividends), and the Series B Preferred Stock of FII, all of which is owned by RHI will be cancelled. Prior to the Merger, FII will make a cash tender offer to purchase all of the outstanding Senior Notes and seek to obtain such noteholders' consent to amend the indenture under which the Senior Notes were issued to remove all covenants which can be amended or deleted by majority vote (see Note 5). The amount of the Assumed Indebtedness will be reduced, by (i) the extent the purchase price to be paid in such offering for the Senior Notes exceeds par, and (ii) the amount of accrued and unpaid dividends on the Series A and Series C Preferred Stock of FII on the date of the Merger.

     Upon the Merger, STI, as the surviving corporation, is required to (i) purchase all Senior Notes tendered (and assume FII's obligations with respect to any Senior Notes not so tendered), (ii) repay the Assumed Indebtedness in full, and (iii) deposit in escrow the funds necessary to redeem the Series A and Series C Preferred Stock. As a result of the Merger, RHI is to receive (i) 6,000,000 shares of Common Stock of STI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative Convertible Preferred Stock of STI having an aggregate liquidation preference of $25,000,000 (subject to upward adjustment) and which are convertible into Common Stock of STI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common Stock issued to RHI, approximately 41% of the Common Stock of STI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20,000,000 (which could accrue up to a maximum of $30,000,000 over a ten-year period if not redeemed earlier). In connection with its stock ownership, the Company and RHI has the right to elect up to four of the eleven members of the Board of Directors of STI and have agreed, subject to certain exceptions, not to sell any of STI's shares, other than the Special Preferred Stock, for a two-year period.

     The closing of the Merger is subject to a number of conditions, including (i) the approval of the Merger by the shareholders of STI, and (ii) holders of at least 51% of the outstanding principal amount of the Senior Notes tendering their Senior Notes and consenting to the covenant changes described above. The Company and STI are scheduled to complete this transaction in Fiscal 1996. The Company expects a significant gain upon consummation of this transaction.

Note 3 - Discontinued Operations

     During the Fiscal 1996 second quarter, the Company resolved to sell the D-M-E Company ("DME"), a mold equipment manufacturer, and the Fairchild Data Corporation ("Data"), a satellite communications company. On January 26, 1996, the Company completed the sale of certain assets, liabilities and the business of DME to Cincinnati Milacron Inc. ("Cincinnati Milacron") for approximately $245,000,000 in cash and notes, subject to audit adjustment.
On January 27, 1996, the Company completed the sale of Data to SSE Telecom, Inc. ("SSE") for book value of approximately $5,250,000 and 100,000 shares of SSE's common stock valued at $9.0625 per share or $906,000 at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale. The sale of DME will result in a significant gain to the Company in the third quarter ended March 31, 1996.


     Accordingly, DME and Data have been accounted for as discontinued operations and the prior periods' financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $45,475,000 and $44,080,000 for the second quarter of Fiscal 1996 and 1995, respectively, and $91,342,000 and $86,568,000 for the first six months of Fiscal 1996 and 1995, respectively. The combined net tax provision recorded on earnings from discontinued operations amounted to $2,673,000 and $2,471,000 for the second quarter of Fiscal 1996 and 1995, respectively, and $5,050,000 and $4,829,000 for the first six months of Fiscal 1996 and 1995, respectively. The components of net assets of discontinued operations on the consolidated balance sheet are as follows:

(In thousands)

                                       December 31,        June 30,
                                          1995               1995
                                       ------------        --------
Accounts receivable.................       $ 28,064        $ 28,161
Inventories.........................         26,732          26,645
Prepaid and other current assets....          1,098           1,365
Accounts payable....................         (9,176)         (9,801)
Other current liabilities...........        (12,109)        (11,744)
                                            -------         -------
Net current assets of discontinued
  operations........................       $ 34,609        $ 34,626
                                            =======         =======

Property plant and equipment, net
  of accumulated depreciation.......       $ 36,175        $ 37,986
Goodwill, net of accumulated
  amortization......................         54,846          55,664
Other assets........................          4,202           4,602
Retiree health care liabilities.....         (4,756)         (4,764)
Minority interest in subsidiaries..            (504)           (416)
Cumulative translation adjustment...         (4,386)         (4,863)
                                            -------         -------
Net noncurrent assets of
  discontinued operations...........       $ 85,577        $ 88,209
                                            =======         =======

Note 4 - Proposed Sale of Division

     During the second quarter ended December 31, 1995, the Company entered into preliminary discussions concerning the exchange of shares of common stock of a new subsidiary (Harco, Inc.), into which the Company would transfer substantially all assets of, and cause Harco, Inc. to assume all liabilities of the Company's Harco Division, for shares of common stock of Banner Aerospace, Inc. ("Banner").

     The Company currently owns approximately 47% of Banner common shares, and if the exchange is consummated would become the majority shareholder of Banner. Harco is a distributor of precision fasteners to the aerospace industry.

Note 5 - Tender Offer

     On December 22, 1995, FII commenced an offer (the "Tender Offer") to purchase for cash, upon terms and subject to conditions set forth in an Offer to Purchase and Consent Solicitations and related Letter of Transmittal (the "Offer to Purchase"), all $125,000,000 of its outstanding 12 1/4% Senior Secured Notes Due 1999 (the "Senior Notes"). The Tender Offer, as amended and restated, provides a purchase price per $1,000 principal amount of the Senior Notes of (i) $1,066.60 if the Tender Offer is consummated on or prior to February 28, 1996, or (ii) $1,063.90 if the Tender Offer is consummated between February 29, 1996 and March 31, 1996, or (iii) $1,057.50 if the Tender Offer is consummated after March 31, 1996, and in each case, accrued and unpaid interest up to, but not including, the payment date. Concurrently with the Tender Offer, FII solicited (the "Tender Offer Consent Solicitation") consents of the holders of the Senior Notes to (i) the adoption of the proposed amendments to the indenture pursuant to which the Senior Notes were issued (the "Indenture"), and (ii) the release of the collateral securing the FII's obligations under the Senior Notes and the Indenture, upon terms set forth in the Offer to Purchase.

     In addition, independent of the Tender Offer and the Tender Offer Consent Solicitation, the company also solicited consents to the waiver of any and all violations of the Indenture arising out of or relating to (i) the transfer by VSI Corporation ("VSI"), a wholly-owned subsidiary of FII, of the stock of Harco, Inc. to Banner (see Note 4), and (ii) the sale by VSI of DME to Cincinnati Milacron (see Note 3).

     FII will pay to holders of Senior Notes who validly tender Senior Notes pursuant to the Tender Offer and Consent Solicitations a consent fee of $25.00 per $1,000 principal amount of Senior Notes so tendered. The consent fee will be paid to holders of Senior Notes after, and subject to, the consummation of the Tender Offer. Additionally, FII will pay an early consent fee of $5.00 per $1,000 principal amount to holders of Senior Notes who on or prior to January 19, 1996, validly tender their notes, irrespective of whether the Tender Offer is consummated. The Tender Offer and the Tender Offer Consent Solicitations expire February 29, 1996.

     FII is to recognize an extraordinary loss, net of any related tax benefits, in the third quarter of Fiscal 1996, reflecting the contractual commitment to repurchase the Senior Notes at a premium and pay the consent fees.

Note 6 - Acquisitions

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

     On November 28, 1994, FCSC completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000,000, plus the assumption of approximately $3,000,000 of liabilities. The Company recorded $5,595,000 in goodwill as a result of this acquisition. JWP is a telecommunications system integrator, specializing in the distribution, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, Fairchild Communications acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc., for approximately $550,000. Approximately $300,000 of the acquisition price was recorded as goodwill.

     Proforma financial statements are not required for these acquisitions on an individual basis.

Note 7 - Restructuring Charges

     During the second quarter ended December 31, 1995, the Company recorded $285,000 in restructuring charges relating to the closing of a small Aerospace Fasteners business located in Japan.

Note 8 - Restricted Cash

     The Company had approximately $5,925,000 and $5,968,000 of restricted cash on December 31, 1995 and June 30, 1995, respectively, all of which is maintained as collateral for certain debt facilities.

Note 9 - Summarized Statement of Earnings Information

     The following table presents summarized combined statement of earnings information of Banner and Nacanco Paketleme ("Nacanco"), the Company's principal investments, which are accounted for using the equity method.

                                                     Six Months Ended
(In thousands)                                 ---------------------------
                                               December 31,    January 1,
                                                   1995           1995
                                               ------------   ------------
Net sales.................................       $189,684       $148,632
Gross profit..............................         55,232         50,344
Earnings from continuing operations.......          7,228          7,168
Net earnings..............................          7,228          7,168

     The Company owns approximately 47.2% of Banner common stock, which is included in investments and advances-affiliated companies. The Company recorded equity earnings of $375,000 and $970,000 from this investment for the six months ended December 31, 1995 and January 1, 1995, respectively. At the close of trading on December 29, 1995, Banner stock was quoted at $5.75 per share. Based on this price the Company's equity investment in Banner had an approximate market value of $48,875,000 versus a carrying value of $51,453,000. The Company does not believe that this decline in market value is a permanent impairment.

     The Company owns approximately 31.9% of Nacanco common stock. The Company recorded equity earnings of $2,037,000 and $1,516,000 from this investment for the six months ended December 31, 1995 and January 1, 1995, respectively.

     In connection with the Company's December 23, 1993 sale of its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company has placed shares of Banner, with a fair market value of $5,000,000, in escrow to secure the Company's remaining indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released.

Note 10 - Minority Interests in Consolidated Subsidiaries

     The Company includes $23,804,000 of minority interest on its balance sheet at December 31, 1995 and June 30, 1995, which is represented by the Series C Preferred Stock of FII, a majority owned subsidiary. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999 and $7.00 per share thereafter. There were 553,460, shares authorized, issued and outstanding at December 31, 1995 and June 30, 1995.

Note 11 - Redeemable Preferred Stock of Subsidiary

     The Company has classified the outstanding shares of Series A Preferred Stock of FII as a long-term liability. The Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. During the six months ended December 31, 1995, the Company repurchased 22,900 shares of FII's Series A Preferred Stock. Effectively, there were 370,901 and 393,801 shares authorized, issued and outstanding at December 31, 1995 and June 30, 1995, respectively.

Note 12 - Equity Securities

     The Company had 13,478,262 shares of Class A Common Stock and 2,696,886 shares of Class B Common Stock outstanding at December 31, 1995. During the first six months of Fiscal 1996, 72,153 shares of Class A Common Stock were issued as a result of stock options exercised. Class A Common Stock is traded on both the New York and Pacific Stock Exchanges while there is no public market for the Class B Common Stock. Shares of Class A Common Stock are entitled to one vote per share and cannot be exchanged for Class B Common Stock. Shares of Class B Common Stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A Common Stock on a share for share basis.

Note 13 - Stock Warrants

     On November 9, 1995, the Company issued warrants to purchase 500,000 shares of Class A Common Stock, at $9.00 per share, to Peregrine Direct Investments Limited ("Peregrine") in exchange for the standby commitment it received on November 8, 1995, from Peregrine to purchase (i) $75,000,000 principal amount of senior secured notes to be issued by a wholly-owned subsidiary of the Company, and (ii) warrants to purchase 5,000,000 shares of Class A Common Stock at $7.50 per share, if the Company elects to accept the Peregrine commitment. The warrants issued to Peregrine are immediately exercisable and will expire five years from the date of issuance.

Note 14 - Earnings Per Share

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

     In computing primary and fully diluted earnings per share for the three and six months ended December 31, 1995 and January 1, 1995, the conversion of options and warrants was not assumed, as the effect was anti-dilutive.

Note 15 - Commitments and Contingencies

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

Environmental Matters
---------------------

     The Company and other aerospace fastener and industrial product manufacturers are subject to stringent Federal, state and local environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have not had a material effect on the financial condition, results of operations, or net cash flows of the Company, although the Company has expended, and can be expected to expend in the future, significant amounts for investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters, particularly in the Aerospace Fasteners segment.

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

     As of December 31, 1995, the consolidated total recorded liabilities of the Company for environmental matters totalled $12,354,000. As of December 31, 1995, the estimated probable exposures for these matters was $12,185,000. It is reasonably possible that the Company's total exposure for these matters could be approximately $21,137,000.

Other Matters
-------------

     The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company, either on its own or through its insurance carriers, is contesting these matters.

     In the opinion of management, the ultimate resolution of the legal proceedings, including those discussed above, will not have a material adverse effect on the financial condition, or future results of operations or net cash flows of the Company.

Note 16 - Subsequent Events

     As of January 31, 1996, holders of approximately 93.6% of the aggregate principal amount of Senior Notes have tendered their Senior Notes pursuant to the Tender Offer, and have consented pursuant to the terms of the Tender Offer Consent Solicitation. (See Note 5).

     In connection with the sale of DME and Data, (see Note 3), the Company negotiated an amendment to its bank credit agreement, effective January 22, 1996. Among other things, the amendment permits the sale of DME and Data and amends certain financial covenants accordingly.

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

RECENT DEVELOPMENTS

     During the Fiscal 1996 second quarter, the Company resolved to sell the D-M-E Company ("DME"), a mold equipment manufacturer, and the Fairchild Data Corporation ("Data"), a satellite communications company. On January 26, 1996, the Company completed the sale of certain assets, liabilities and the business of DME to Cincinnati Milacron Inc. ("Cincinnati Milacron") for approximately $245.0 million in cash and notes, subject to audit adjustment. On January 27, 1996, the Company completed the sale of Data to SSE Telecom, Inc. ("SSE") for book value of approximately $5.3 million and 100,000 shares of SSE's common stock valued at $9.0625 per share or $.9 million on January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale. The sale of DME will result in a significant gain to the Company in the third quarter ended March 31, 1996.

     DME and Data have been accounted for as discontinued operations and the prior periods' financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $45.5 million and $44.1 million for the second quarter of Fiscal 1996 and 1995, respectively, and $91.3 million and $86.6 million for the first six months of Fiscal 1996 and 1995, respectively.

     On November 9, 1995, the Company, RHI and FII entered into an Agreement and Plan of a Merger with Shared Technologies Inc. ("STI"), pursuant to which STI is to acquire the FII's Fairchild Communications Services Company ("FCSC") telecommunications systems and services business. The acquisition is to be effected by a merger of FII into STI (the "Merger"), with STI being the surviving corporation. Prior to the Merger, FII is to undergo a restructuring pursuant to which FII will transfer all of its assets to, and cause all of its liabilities to be assumed by RHI, except for (i) the assets and liabilities of FCSC, (ii) the outstanding Series A and Series C Preferred Stock of FII (having a liquidation value of $41.8 million at December 31, 1995), (iii) the $125.0 million principal amount outstanding 12 1/4% Senior Notes due 1999 (the "Senior Notes") of FII, and (iv) an amount of bank and other indebtedness of approximately $56.7 million (the "Assumed Indebtedness"). Pursuant to the Merger, the Series A and Series C Preferred Stock of FII will be cancelled and converted into the right to receive an amount of cash equal to their liquidation value ($45.00 per share plus accrued and unpaid dividends). Prior to the Merger, FII will make a cash tender offer to purchase all of the outstanding Senior Notes and seek to obtain such noteholders' consent to amend the indenture under which the Senior Notes were issued to remove all covenants which can be amended or deleted by majority vote (see Note 5). The amount of the Assumed Indebtedness will be reduced, by (i) the extent the purchase price to be paid in such offering for the Senior Notes exceeds par, and (ii) the amount of accrued and unpaid dividends on the Series A and Series C Preferred Stock of FII on the date of the Merger.

     Upon the Merger, STI, as the surviving corporation, is required to (i) purchase all Senior Notes tendered (and assume FII's obligations with respect to any Senior Notes not so tendered), (ii) repay the Assumed Indebtedness in full, and (iii) deposit in escrow the funds necessary to redeem the Series A and Series C Preferred Stock. As a result of the Merger, RHI is to receive (i) 6,000,000 shares of Common Stock of STI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative Convertible Preferred Stock of STI having an aggregate liquidation preference of $25.0 million (subject to upward adjustment) and which are convertible into Common Stock of STI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common Stock issued to RHI, approximately 41% of the Common Stock of STI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20.0 million (which could accrue up to a maximum of $30.0 million over a ten-year period if not redeemed earlier).

     The closing of the Merger is subject to a number of conditions, including (i) the approval of the Merger by the shareholders of STI, and (ii) holders of at least 51% of the outstanding principal amount of the Senior Notes tendering their Senior Notes and consenting to the covenant changes described above. The Company and STI are scheduled to complete this transaction in Fiscal 1996. The Company expects a significant gain upon consummation of this transaction.

     During the second quarter ended December 31, 1995, the Company entered into preliminary discussions concerning the exchange of shares of common stock of a new subsidiary (Harco, Inc.), into which the Company would transfer substantially all assets of, and cause Harco, Inc. to assume all liabilities of the Company's Harco Division, for shares of common stock of Banner Aerospace, Inc. ("Banner").

     The Company currently owns approximately 47% of Banner common shares, and if the exchange is consummated would become the majority shareholder of Banner. Harco is a distributor of precision fasteners to the aerospace industry.

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. The following table illustrates the historical sales and operating income of the Company's continuing operations for the three and six month periods ended December 31, 1995 and January 1, 1995.

(In thousands)                                   Three Months Ended         Six Months Ended
                                              December 31,  January 1,  December 31,   January 1,
                                                 1995          1995        1995           1995
                                              -----------   ----------  ------------   ----------
Sales by Business Segment:
   Aerospace Fasteners....................... $ 55,794      $ 52,328   $107,990       $103,838
   Industrial Products.......................   15,625         6,953     38,358         14,406
   Communications Services...................   32,031        22,568     65,028         42,510
                                               -------       -------    -------        -------
Total........................................ $103,450      $ 81,849   $211,376       $160,754
                                               =======       =======    =======        =======
Operating Income (Loss) by Business Segment:
   Aerospace Fasteners....................... $  1,382      $ (2,160)  $  1,692       $   (755)
   Industrial Products.......................     (527)       (2,601)     1,643         (3,104)
   Communications Services...................    4,862         3,829      9,771          8,251
                                               -------       -------    -------        -------
Total........................................    5,717          (932)    13,106          4,392

   Corporate administrative expense..........   (3,395)       (3,603)    (7,252)        (6,761)
   Other corporate expense...................     (307)           53       (464)          (710)
                                               -------       -------    -------        -------
Operating income (loss)......................    2,015        (4,482)     5,390         (3,079)

Net interest expense.........................  (17,319)      (16,495)   (34,768)       (33,115)
Investment income (loss), net................      (83)        2,293      1,912          2,635
Equity in earnings (loss) of affiliates......     (169)         (428)     1,889          1,748
Minority interest............................     (544)         (584)    (1,085)        (1,208)
                                               -------       -------    -------        -------
Loss from continuing operations before income
  taxes......................................  (16,100)      (19,696)   (26,662)       (33,019)
Income tax benefit...........................   (7,537)       (5,838)    (9,951)        (9,504)
                                               -------       -------    -------        -------
Loss from continuing operations.............. $ (8,563)     $(13,858)  $(16,711)      $(23,515)
                                               =======       =======    =======        =======

* The Aerospace Fasteners and the Industrial Products segments were restated for the transfer of the Gas Springs division from the Aerospace Fasteners segment to the Industrial Products segment. The Industrial Products segment was also restated for the sale of DME and Data, which are being reported as discontinued operations.

General
-------

     Overall sales from continuing operations increased by 26.4% in the second quarter and 31.5% for the Fiscal 1996 six month period, compared to sales for the same periods in Fiscal 1995, which reflected stronger sales performances from all three business segments.

    Operating income from continuing operations increased $6.5 million in the second quarter and $8.5 million in the Fiscal 1996 six month periods compared to operating income for the same periods in Fiscal 1995. Net operating income performance improved in all three business segments in both of the Fiscal 1996 periods. (See discussion below).

Aerospace Fasteners
-------------------

     Sales in the Aerospace Fasteners segment increased $3.5 million or 6.6% in the second quarter and $4.2 million or 4.0% in the Fiscal 1996 six month period, compared to the corresponding Fiscal 1995 periods, reflecting moderate growth in this industry. New orders have been strong in recent months.

     Operating income in the Aerospace Fasteners segment increased $3.5 million in the second quarter and $2.4 million in the Fiscal 1996 six month period, compared to the Fiscal 1995 periods. The Fiscal 1995 periods included income from business interruption insurance resulting from the loss sustained in the January 1994 earthquake. This segment continues to be affected by soft demand, competitive pricing conditions and higher quality control costs resulting from customers' requirements. Management will continue to implement productivity improvements and reduce costs to bring the breakeven point in line with demand, particularly in its U.S. operations. A $.3 million restructuring charge was recorded in the Fiscal 1996 quarter for the close down of a small subsidiary located in Japan.

Industrial Products
-------------------

    Sales in the Industrial Products segment increased $8.7 million or 124.7% in the second quarter and $24.0 million or 166.3% in the first six months of Fiscal 1996, compared to the same periods in Fiscal 1995. $22.3 million of the year-to-date sales increase is attributable to the performance of Fairchild Technologies which includes Fairchild Convac, a semiconductor equipment manufacturer which had a strong first six months performance resulting from the shipment of orders included in the prior year end backlog. This was compared to a very slow Fiscal 1995 first six months, which was the first six months following the acquisition of Fairchild Convac.

     Operating income in the Industrial Products segment increased $2.1 million in the second quarter and $4.7 million in the first six months of Fiscal 1996, compared to the same periods in Fiscal 1995. $3.8 million of this net increase was contributed by Fairchild Technologies, primarily the result of the increase in sales.

Communications Services
-----------------------

     Sales in the Communications Services segment increased 41.9% in the second quarter and 53.0% in the Fiscal 1996 first six month period, compared with the same periods in Fiscal 1995. The increase is primarily due to the inclusion of $12.2 million of sales in the second quarter and $25.3 million in the first six months of Fiscal 1996 from the JWP Telecom, Inc. ("JWP") acquisition made during the Fiscal 1995 second quarter, as well as sales to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 27.0% in the second quarter and 18.4% during the six months period of Fiscal 1996, compared to the same period in Fiscal 1995, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales was 15.0% in the Fiscal 1996 first six months compared to 19.4% in the Fiscal 1995 first six months. This lower return on sales was anticipated as a result of the JWP acquisition, which has lower gross margins due to the nature of the business.

Other Expenses/Income
---------------------

     Corporate administrative expense decreased 5.8% in the second quarter and increased 7.3% for the six month period of Fiscal 1996, compared to the same periods in Fiscal 1995. The Fiscal 1995 six month period expense was lower, partially due to reversal of several accruals not required.

     Other corporate expense increased $.4 million in the second quarter and decreased $.2 million in the six month period ended December 31, 1995, compared to the same periods in the prior year. The increase in the second quarter is primarily due to higher carrying costs incurred on real estate held for sale in Fiscal 1996.

     Net interest expense increased 5.0% in the second quarter and 5.0% in the six month period ended December 31, 1995, compared to the prior year periods, due primarily to higher bank borrowings and lower interest income earned during the Fiscal 1996 periods.

     Investment income, net decreased $2.4 million in the second quarter and $.7 million in the first six months of Fiscal 1996, principally as a result of recording gains realized on the settlement and liquidation of investments in the Fiscal 1995 periods.

     Equity in earnings of affiliates increased $.3 million in the second quarter and increased slightly in the six month period ended December 31, 1995.

     Minority interest expense includes dividend expense on FII's Series C Preferred Stock.

     Income taxes - In the first six months of Fiscal 1996, the Company recorded a tax benefit of $10.0 million on a pretax loss of $26.7 million. The effective tax rate of 37.4% approximated the statutory rate, primarily as a result of the Company's ability to recognize tax benefits on losses from continuing operations due to overall taxable income to be recognized in Fiscal 1996, which will include gains from the sale of DME and Data.

     The net loss decreased $8.0 million in the first six months of Fiscal 1996, compared to the first six months of Fiscal 1995, primarily due to: (i) the $8.5 million increase in operating income, and (ii) the $1.1 million increase in earnings from discontinued operations. Partially offsetting the decrease in net loss was a higher net interest expense of $1.7 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 1995, was $44.9 million, which was $67.7 million lower than working capital at June 30, 1995. The principal reasons for this decrease included a $59.3 million increase in current debt as a result of long term bank debt, including revolver bank borrowings, becoming current, and a net $26.3 million reduction in cash and short term investments, primarily required to service debt and meet operating cash requirements during the first six months. These decreases were partially offset by: (i) a $4.8 million increase in accounts receivable, partially due to an increase in Communications Services sales to local and state governments, which have extended terms, (ii) a $4.3 million increase in prepaid expenses and other assets for reclassification of income tax benefits and (iii) a net reduction in accounts payable and other accrued liabilities of $8.7 million. The decrease in accounts payable was primarily at Fairchild Convac and Communications Services, both of which typically have higher balances at Fiscal year end.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of discontinued operations, certain assets and liquidation of investments. Net assets held for sale at December 31, 1995 had a book value of $52.2 million and included two parcels of real estate in California, an 88 acre parcel of real estate located in Farmingdale, New York, two landfills in Pennsylvania, a real estate joint venture in California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to market conditions or, with respect to certain of the parcels, the resolution of certain environmental matters.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities, and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of high growth companies, as well as cost reduction and labor efficiency programs. For the three month period ended December 31, 1995, capital expenditures, including the cost of acquisitions, were $6.9 million for continuing operations and $1.0 million for discontinued operations. The Company anticipates that total capital expenditures for the fiscal year ending June 30, 1996 will be approximately $16.4 million.

     Investments and advances in affiliated companies increased $1.5 million, primarily reflecting equity earnings recorded during the first six months.

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

     The Company's Credit Agreement, as amended, requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios. As of December 31, 1995, the Company was in compliance with the Credit Agreement, as amended. To comply with the minimum EBITDA Covenant requirements, the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four
quarters, EBITDA as follows:   $58.5 million for the third quarter of Fiscal
1996, $62.6 million for the fourth quarter of Fiscal 1996, $84.6 million for the first quarter of Fiscal 1997, and $86.4 million for the second quarter of Fiscal 1997. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1996 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement, as amended. Noncompliance with any of the financial covenants, without cure or waiver, would constitute an event of default under the Credit Agreement, as amended. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in acceleration of the principal and interest outstanding, and termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained. EBITDA is not a substitute for GAAP income from operations or GAAP net cash flows from operating activities, and is not prepared in accordance with generally accepted accounting principles, even though it is used in a specific covenant of the Credit Agreement.

     Under the most restrictive covenants of the Company's indentures, the Company's consolidated net worth, as defined, must not be less than $35,000,000 for two consecutive quarters. As of December 31, 1995, the Company's consolidated net worth, as defined, was $27,312,000 after the effect of changes in accounting principles. However, the Company believes that computation of consolidated net worth under the indentures would be undertaken in accordance with Generally Accepted Accounting Principles in effect at the date of the execution and delivery of each indenture by the Company. Such computation would yield approximately a $2,946,000 higher consolidated net worth for the Company, as a result of changes in accounting principles, primarily Statements of Financial Accounting Standards Nos. 106 and 109, which were adopted subsequent to the Company's execution and delivery of the indentures. Accordingly, the Company believes its net worth, as defined, is $30,258,000 at December 31, 1995, which is the first quarter its net worth is below the minimum. During the third quarter net worth is expected to improve significantly, and be above the required minimum level, as a result of the recently completed sales of DME and Data, which will result in a large net gain in the third quarter.

     The Company's subsidiaries may transfer available cash as dividends to the Company if the purpose of such dividends is to provide the Company with funds necessary to meet its debt service requirements under specified notes and debentures. However, all other dividends from FII to RHI are subject to certain limitations under the Credit Agreement, as amended. As of December 31, 1995, FII was unable to provide dividends to RHI. The Credit Agreement, as amended, also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting For The Impairment Of Long-Lived Assets
--------------------------------------------------
And For Long-Lived Assets To Be Disposed Of
-------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is required to be implemented by the Company on, or before, July 1, 1996. The Company's present policy is identical to the policy prescribed by SFAS 121; therefore there will be no effect from implementation.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 15 of Notes to Consolidated Financial
Statements.

Item 6.  Exhibits and Reports on Form 8-K

     On November 14, 1995, the Company filed a Form 8-K to report on Item 1 and Item 2. The Company reported that on November 9, 1995, it had entered into an Agreement and Plan of Merger with Shared Technologies Inc. ("STI") pursuant to which STI will acquire the telecommunications systems and services business operated by Fairchild Communications Services Company. Additionally, the Company reported that, on November 13, 1995, it had entered into a letter setting forth the basic terms and conditions of a transaction with Cincinnati Milacron Inc. ("CM"), pursuant to which CM will acquire the Company's DME business for $260 million, subject to adjustment based on the closing date value of DME's net tangible assets. The Company filed the following exhibits in conjunction with the Form 8-K:

Exhibits
--------

10 (b)(g)  Agreement and Plan of Merger dated as of November 9, 1995 by and among the Company and STI.

10 (b)(h)  Letter Agreement dated November 13, 1995 between the Company and CM.

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


Date:  February 13, 1996