Form 10-Q
period 1996-03-31
FAIRCHILD CORP
filed 1996-05-15
CIK 9779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

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

                                                       Yes  X  No
                                                          ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
Class                                                   December 31, 1995
- -----                                                   -----------------
Class A Common Stock, $.10 Par Value                       13,657,525
Class B Common Stock, $.10 Par Value                        2,635,148
                                                           ----------
                                                           16,292,673

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of March 31, 1996 (Unaudited)
                       and June 30, 1995                                 3

                       Consolidated Statements of Earnings
                       for the Three and Nine Months Ended
                       March 31, 1996 and April 2, 1995
                       (Unaudited)                                       5

                       Condensed Consolidated Statements of Cash
                       Flows for the Nine Months Ended
                       March 31, 1996 and April 2, 1995
                       (Unaudited)                                       7

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                            8

            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                        18


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                27

            Item 6.    Exhibits and Reports on Form 8-K                 27



*For purposes of Part I of this Form 10-Q, the term "Company" means The Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild Corporation unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                 March 31,       June 30,
ASSETS                                             1996            1995
- ------                                          -----------     -----------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $5,925 and $5,968
  restricted.................................   $   58,642      $   71,182
Short-term investments.......................        8,099           4,116
Accounts receivable-trade, less allowances
  of $5,699 and $3,971.......................       99,547          65,446
Notes receivable.............................      170,331            --
Inventories:
   Finished goods............................      227,597          38,783
   Work-in-process...........................       18,533          19,950
   Raw materials.............................       18,698          19,531
                                                 ---------       ---------
                                                   264,828          78,264

Prepaid expenses and other current assets....       26,629          16,751
Net current assets of discontinued operations         --            34,626
                                                 ---------       ---------
Total Current Assets.........................      628,076         270,385

Property, plant and equipment, net of
  accumulated depreciation of $77,153 and
  $89,374....................................       89,758         132,940

Net assets held for sale.....................       46,138          51,573
Net noncurrent assets of discontinued
  operations.................................         --            88,209
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $26,154 and $26,120.........................      144,555         154,295
Investments and advances, affiliated
 companies...................................       50,082          69,398
Prepaid pension assets.......................       58,069          59,567
Deferred loan costs..........................        5,925          12,013
Other assets.................................       11,698          11,914
                                                 ---------       ---------
Total Assets.................................   $1,034,301      $  850,294
                                                 =========       =========

*Condensed and restated for discontinued operations (see Note 3) from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                  March 31,       June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1996            1995
- -------------------------------------            -----------     ----------
                                                 (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $   81,370     $   40,989
Accounts payable.............................        59,544         38,299
Other accrued liabilities....................        86,689         78,503
Income taxes payable.........................         1,787           --
                                                  ---------      ---------
Total Current Liabilities....................       229,390        157,791

Long-term debt, less current maturities......       374,018        509,715
Other long-term liabilities..................        18,827         19,435
Retiree health care liabilities..............        44,321         44,710
Noncurrent income taxes......................        70,039         38,004
Minority interest in subsidiaries............        58,325         24,117
Redeemable preferred stock of subsidiary.....          --           16,342
                                                  ---------      ---------
Total Liabilities............................       794,920        810,114

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 19,899,121
  shares issued (19,647,705 in June) and
  13,657,525 shares outstanding (13,406,109
  in June)...................................         1,990          1,965
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,635,148
  shares issued and outstanding (2,696,886
  in June)...................................           264            270
Paid-in capital..............................        68,312         67,011
Retained earnings............................       216,684         18,912
Cumulative translation adjustment............         3,970          3,861
Net unrealized holding loss on available-for-
  sale securities............................          (120)          (120)
Treasury Stock, at cost, 6,241,596 shares of
  Class A Common Stock.......................       (51,719)       (51,719)
                                                  ---------      ---------
Total Stockholders' Equity...................       239,381         40,180
                                                  ---------      ---------
Total Liabilities and Stockholders' Equity...    $1,034,301     $  850,294
                                                  =========      =========

*Condensed and restated for discontinued operations (see Note 3) from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, expect per share data)
                                              Three Months Ended           Nine Months Ended
                                            March 31,     April 2,      March 31,     April 2,
                                              1996          1995          1996          1995
                                            --------      --------      --------      --------
                                                             (*)                         (*)
Revenue:
  Net sales of products...................  $120,388      $ 81,578      $292,007      $204,954
  Revenues from services..................    15,063        21,404        54,820        58,782
  Other income (expense), net.............       369        (1,311)          505          (699)
                                             -------       -------       -------       -------
                                             135,820       101,671       347,332       263,037
Costs and Expenses:
  Cost of goods sold......................    95,250        68,778       229,517       170,770
  Cost of services........................    11,165        15,384        39,039        42,227
  Selling, general & administrative.......    25,556        19,872        66,830        52,638
  Research and development................        24           232            68           816
  Amortization of goodwill................     1,287         1,120         3,665         3,380
  Restructuring...........................       959          --           1,244          --
                                             -------       -------       -------       -------
                                             134,241       105,386       340,363       269,831

Operating income (loss)...................     1,579        (3,715)        6,969        (6,794)

Interest expense..........................    17,007        17,642        53,054        52,798
Interest income...........................    (2,775)         (818)       (4,054)       (2,859)
                                             -------       -------       -------       -------
Net interest expense......................    14,232        16,824        49,000        49,939

Investment income, net....................     1,150           190         3,062         2,825
Equity in earnings (loss) of affiliates...       864          (496)        2,753         1,252
Minority interest.........................      (329)         (796)       (1,414)       (2,004)
Non-recurring income (See Note 2).........   161,480          --         161,480          --
                                             -------       -------       -------       -------
Earnings (loss) from continuing operations
  before taxes............................   150,512       (21,641)      123,850       (54,660)

Income tax benefit........................     4,089         6,495        14,040        16,000
                                             -------       -------       -------       -------
Earnings (loss) from continuing operations.  154,601       (15,146)      137,890       (38,660)

Earnings from discontinued operations,
  net.....................................     1,769         4,389         9,059        10,578
Gain (loss) on disposal of discontinued
  operations, net.........................    61,286          (184)       61,259          (234)
Extraordinary items, net..................   (10,436)          378       (10,436)          355
                                             -------       -------       -------       -------
Net earnings (loss).......................  $207,220      $(10,563)     $197,772      $(27,961)
                                             =======       =======       =======       =======



* Condensed and restated for discontinued operations.  (See Note 3).


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, expect per share data)
                                              Three Months Ended       Nine Months Ended
                                            March 31,    April 2,    March 31,     April 2,
                                              1996         1995        1996          1995
                                            --------     ---------   ---------    ---------
                                                            (*)                      (*)
Primary Earnings Per Share:
  Earnings (loss) from continuing
    operations............................  $   9.24     $   (.94)   $   8.35     $  (2.40)
  Earnings from discontinued operations,
    net...................................       .11          .27         .55          .65
  Gain (loss) on disposal of discontinued
    operations, net.......................      3.66         (.01)       3.71         (.01)
  Extraordinary items, net................      (.62)         .02        (.63)         .02
                                             -------      -------     -------      -------
  Net earnings (loss).....................  $  12.39     $   (.66)   $  11.98     $  (1.74)
                                             =======      =======     =======      =======

Fully Diluted Earnings Per Share:
  Earnings (loss) from continuing
    operations............................  $   9.22     $   (.94)   $   8.23     $  (2.40)
  Earnings from discontinued operations,
    net...................................       .10          .27         .54          .65
  Gain (loss) on disposal of discontinued
    operations, net.......................      3.65         (.01)       3.65         (.01)
  Extraordinary items, net................      (.62)         .02        (.62)         .02
                                             -------      -------     -------      -------
  Net earnings (loss).....................  $  12.35     $   (.66)   $  11.80     $  (1.74)
                                             =======      =======     =======      =======

  Weighted average number of shares
  used in computing earnings per share:
    Primary...............................    16,727       16,103      16,513       16,103
    Fully diluted.........................    16,774       16,103      16,754       16,103














*Condensed and restated for discontinued operations.  (See Note 3).



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                           Nine Months Ended
                                                         March 31,      April 1,
                                                           1996          1995
                                                       -----------    -----------
                                                                         (*)
Cash flows provided by (used for)
  Operations:
   Net loss.......................................     $197,772       $(27,961)
    Depreciation and amortization.................       23,723         23,245
    Accretion of discount on long-term liabilities        3,637          3,209
    Gain on the merger of subsidiaries
      (See Note 2)................................     (162,859)          --
    Gain on the sale of discontinued operations
      (See Note 3)................................     (117,573)          --
    Minority interest.............................        1,414          2,112
    Undistributed earnings of affiliates..........       (1,817)          (407)
    Changes in assets and liabilities.............       13,361        (40,120)
    Non-cash charges and working capital
      changes of discontinued operations..........         --            6,142
                                                        -------        -------
    Net cash used for operations..................      (42,342)       (33,780)

  Investments:
    Purchase of property, plant and equipment.....      (12,263)       (11,570)
    Acquisitions of subsidiaries, net of cash
      acquired....................................         --          (12,061)
    Proceeds from the sale of discontinued
      operations..................................       78,400           --
    Proceeds received from (used for) investment
      securities, net.............................       (1,015)         6,593
    Changes in net assets held for sale...........        5,670          3,712
    Other, net....................................         (527)          (915)
    Investing activities of discontinued
      operations..................................         --             (922)
                                                        -------        -------
    Net cash provided by (used for) investments...       70,265        (15,163)

  Financing:
    Proceeds from issuance of debt................       58,240         14,417
    Debt repayments and repurchase of debentures,
      net.........................................     (100,098)       (31,921)
    Issuance of Class A common stock..............          948           --
                                                        -------        -------
    Net cash used for financing...................      (40,910)       (17,504)

Effect of exchange rate changes on cash...........          447            985
Net decrease in cash..............................      (12,540)       (65,462)
Cash and cash equivalents, beginning of period....       71,182        102,368
                                                        -------        -------
Cash and cash equivalents, end of period..........     $ 58,642       $ 36,906
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

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of March 31, 1996 and the consolidated statements of earnings and cash flows for the nine months ended March 31, 1996 and April 2, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented, have been made. All financial information has been restated for discontinued operations, which includes the D-M-E Company ("DME") and Fairchild Data Corporation ("Data"). The balance sheet at June 30, 1995 was also condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 Form 10-K and Banner Aerospace, Inc.'s March 31, 1995 Form 10-K. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

Note 2 - Merger Agreement

     The Company, RHI Holdings, Inc. ("RHI", the Company's subsidiary) and Fairchild Industries, Inc. ("FII", RHI's subsidiary), entered into an Agreement and Plan of Merger dated as of November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger Agreement, STI has succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company ("FCSC").

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the resulting company named Shared Technologies Fairchild Inc. ("STFI"). Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by the Company, or the Company's continuing subsidiaries, except for the assets and liabilities of FCSC, and $223,500,000 of the FII's existing debt and preferred stock consisting of (i) the $44,027,000 liquidation value of the outstanding Series A and Series C Preferred Stock of FII, (ii) the $125,000,000 principal amount outstanding of FII 12 1/4% Senior Notes due 1999 (the "Senior Notes"), and (iii) an amount of bank and other indebtedness of approximately $54,473,000 (the "Assumed Indebtedness"). As part of the Merger Agreement, FII made a cash tender offer to purchase all of the outstanding Senior Notes and obtained such Noteholders' consent to amend the indenture under which the Senior Notes were issued to remove all covenants which could be amended or deleted by majority vote (the "Tender Offer") (see note 5). Pursuant to the Merger, an amount sufficient to redeem the Series A and Series C Preferred Stock at their liquidation value ($45.00 per share plus accrued and unpaid dividends) was placed with Chemical Mellon Shareholder Services as Escrow Agent. Also as part of the Merger, STFI, (i) purchased the $125,000,000 aggregate principal amount of Senior Notes tendered pursuant to the aforesaid Tender Offer and
(ii) repaid the Assumed Indebtedness in full.

     As a result of the Merger, the Company received (i) 6,000,000 shares of Common Stock of STFI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative Convertible Preferred Stock of STFI having an aggregate liquidation preference of $25,000,000 (subject to upward adjustment), recorded at a fair value of $20,500,000, and which are convertible into Common Stock of STFI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common Stock issued to the Company, approximately 42% of the Common Stock of STFI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20,000,000 (which could accrue up to a maximum of $30,000,000 over a ten-year period, if not redeemed earlier), recorded at a fair value of $8,500,000. In connection with its stock ownership, TFC and the Company will have the right to elect four of the eleven members of the Board of Directors of STFI and have agreed, subject to certain exceptions, not to sell any of STFI's shares for a two-year period.

     The Merger was structured as a reorganization under section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. The Company recorded a $162,859,000 non-recurring gain in the third quarter of Fiscal 1996 from this transaction.

Note 3 - Discontinued Operations

     During the Fiscal 1996 second quarter, FII adopted a formal plan to sell DME, a mold equipment manufacturer, and Data, a satellite communications company.

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated January 26, 1996 (the "closing date"), the Company, through its subsidiaries, completed the sale of certain assets, liabilities and the business of DME to Cincinnati Milacron Inc. ("CMI") for a sales price of approximately $244,331,000, as adjusted. The sales price consists of $74,000,000 in cash, and two 8% promissory notes in the aggregate principal amount of $170,331,000. The promissory notes mature one year following the closing date; provided that the Company may require prepayment of, and CMI may at its option, prepay such notes after the six-month anniversary of the closing date.

     As a result of the sale of DME, the Company recorded a gain on disposal of discontinued operations, of approximately $61,338,000, net of a $56,235,000 tax provision, in the quarter ended March 31, 1996.


     On January 27, 1996, FII completed the sale of Data to SSE Telecom, Inc. ("SSE") for book value of approximately $4,400,000 and 100,000 shares of SSE's common stock valued at $9.0625 per share, or $906,000, at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale. There was no material gain or loss from this transaction.

     Accordingly, DME and Data have been accounted for as discontinued operations and the prior periods financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $16,789,000 and $47,773,000 for the third quarter of Fiscal 1996 and 1995, respectively, and $108,131,000 and $134,341,000 for the first nine months of Fiscal 1996 and 1995, respectively. The components of net assets of discontinued operations on the consolidated balance sheet are as follows:

                                                      June 30,
(In thousands)                                         1995
                                                      -------
Accounts receivable...............................   $ 28,161
Inventories.......................................     26,645
Prepaid and other current assets..................      1,365
Accounts payable..................................     (9,801)
Other current liabilities.........................    (11,744)
                                                      -------
Net current assets of discontinued operations.....   $ 34,626
                                                      =======

Property, plant & equipment, net of accumulated
 depreciation.....................................     37,986
Goodwill, net of accumulated amortization.........     55,664
Other assets......................................      4,602
Retiree health care liabilities...................     (4,764)
Minority interest in subsidiaries.................       (416)
Cumulative translation adjustment.................     (4,863)
                                                      -------
Net noncurrent assets of discontinued operations..   $ 88,209
                                                      =======

Note 4 - Transfer of Division to Banner Aerospace

     Effective February 25, 1996, the Company completed a transfer of the Company's Harco Division ("Harco") to Banner Aerospace, Inc. ("Banner") in exchange for 5,386,477 shares of Banner common stock. The exchange has increased the Company's ownership of Banner common stock from approximately 47.2% to 59.4%, resulting in the Company becoming the majority shareholder of Banner. There was no significant gain or loss from this transaction. Accordingly, the Company consolidated Banner on February 25, 1996. Banner is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. Harco is a distributor of precision fasteners to the aerospace industry.


Note 5 - Tender Offer

     On March 13, 1995, FII consummated the Tender Offer and purchased for cash, upon terms and subject to conditions set forth in an Offer to Purchase and Consent Solicitations and related Letter of Transmittal (the "Offer to Purchase") dated as of December 22, 1995, all $125,000,000 of the Senior Notes. Terms of the Tender Offer, as amended and restated, required a purchase price of $1,063.90 per $1,000 principal amount of the Senior Notes and accrued and unpaid interest up to, but not including, the payment date. During the Tender Offer period, FII received consents solicited (the "Tender Offer Consent Solicitation") of the holders of the Senior Notes to (i) the adoption of the proposed amendments to the indenture pursuant to which the Senior Notes were issued (the "Indenture"), and (ii) the release of the collateral securing FII's obligations under the Senior Notes and the Indenture, upon terms set forth in the Offer to Purchase.

     In addition, independent of the Tender Offer and the Tender Offer Consent Solicitation, FII also solicited and received consents to the waiver of any and all violations of the Indenture arising out of or relating to (i) the transfer by VSI Corporation ("VSI"), a wholly-owned subsidiary of FII, of the stock of Harco to Banner (see Note 4), and (ii) the sale by VSI of DME to CMI (see Note 3).

     As part of the consummation of the Tender Offer, FII paid holders of Senior Notes who validly tendered Senior Notes pursuant to the Tender Offer and Consent Solicitations a consent fee of $25.00 per $1,000 principal amount of Senior Notes tendered. FII paid an early consent fee consisting of $5.00 per $1,000 principal amount to holders of Senior Notes who on or prior to January 19, 1996, validly tendered their shares.

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

     On November 28, 1994, FCSC completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000,000, plus the assumption of approximately $4,000,000 of liabilities. The Company recorded $5,595,000 in goodwill as a result of this acquisition. JWP is a telecommunications system integrator, specializing in the distribution, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, Fairchild Communications acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc., for approximately $550,000. Approximately $300,000 of the acquisition price was recorded as goodwill.


     Proforma financial statements would not be material for the SBC acquisition and are not required for the acquisitions by FCSC.

Note 7 - Pro forma Financial Statements

     The Following unaudited pro forma information for the nine months ended March 31, 1996 and April 2, 1995, provides the results of the Company's operations as though (i) the disposition of DME and Data, (ii) the Merger of FCS, and (iii) the transfer of Harco to Banner, resulting in the consolidation of Banner, had been in effect since the beginning of each period. The pro forma information is based on the historical financial statements of the Company, DME, FCSC and Banner, giving effect to the forementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which (i) reduce interest expense for revised debt structures, (ii) increase interest income for notes receivable, (iii) reduce minority interest from Series C Preferred Stock of FII being redeemed, and (iv) adjust equity in earnings of affiliates to include the estimated results of STFI.

     The following unaudited pro forma financial information are not necessarily indicative of the results of operations that actually would have occurred if the transactions had been in effect since the beginning of each period, nor are they necessarily indicative of future results of the Company.

                                            Nine Months Ended
(In thousands)                             March 31,   April 2,
                                             1996        1995
                                          ----------  ----------
Sales...................................  $447,086    $359,071
Loss from continuing operations.........   (16,270)    (29,985)

     The pro forma financial information has not been adjusted for non-recurring income or expense and gains from disposal of discontinued operations that have been or are expected to be incurred from these transactions within the ensuing year.

Note 8 - Restructuring Charges

     During the nine months ended March 31, 1996, the Company's Aerospace Fasteners Segment recorded restructuring charges of $965,000 for severance pay to employees terminated, and $279,000 relating to the closing of a small subsidiary located in Japan.

Note 9 - Early Extinguishment of Debt

     During the nine months ended March 31, 1996, the Company used the Merger transaction and cash available to retire fully all of the Senior Notes, FII's 9 3/4% subordinated debentures due 1998, and bank loans under VSI's credit agreement. The redemption of the Senior Notes at a premium, consent fees paid to holders of the Senior Notes, the write off of the original issue discount on FII 9 3/4% subordinated debentures and the write off of the remaining deferred loan fees associated with the issuance of the debt retired, resulted in an extraordinary loss of $10,436,000, net of a $5,620,000 tax benefit.

Note 10 - Summarized Statement of Earnings Information

     The following table presents summarized combined statement of earnings information of Nacanco Paketleme ("Nacanco"), the Company's principal investment, which is accounted for using the equity method.

                                                    Nine Months Ended
(In thousands)                                 ---------------------------
                                                 March 31,      April 2,
                                                   1996           1995
                                               ------------   ------------
Net sales.................................       $68,010        $50,086
Gross profit..............................        21,905         19,565
Earnings from continuing operations.......         9,971          2,768
Net earnings..............................         9,971          2,768

     The Company owns approximately 31.9% of Nacanco common stock. The Company recorded equity earnings of $3,157,000 and $774,000 from this investment for the nine months ended March 31, 1996 and April 2, 1995, respectively.

    Since March 13, 1996, as a result of the Merger in which the Company received a 41% interest in STFI, the Company is accounting for its investment in STFI using the equity method. Prior to March 13, 1996, the Company consolidated the results of FCSC, which was merged into STFI (see Note 2). The Company recorded an estimated equity loss of $60,000 during the nine months ended March 31, 1996, from the investment in STFI.

     On March 31, 1996, the Company's carrying value of its investments in STFI consisted of (i) $20,500,000 for the Convertible Preferred Stock, and
(ii) $8,500,000 for the Special Preferred Stock. The Company did not record a carrying value for 6,000,000 shares of common stock of STFI. At the close of trading on March 29, 1996, STFI's common stock was quoted at $5.375 per share. Based on this price, the Company's investment in STFI common stock has an approximate market value of $32,250,000.

     Effective February 25, 1996, the Company increased its percentage of ownership of Banner Common Stock from 47.2% to approximately 59.4%. Since February 25, 1996, the Company is consolidating Banner's results. Prior to February 25, 1996, the Company accounted for its investment in Banner using the equity method and held its investment in Banner as part of investments and advances-affiliated companies. The Company recorded equity earnings of $430,000 and $1,627,000 from this investment for the nine months ended March 31, 1996 and April 2, 1995, respectively.

     In connection with the Company's December 23, 1993 sale of its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company placed shares of Banner, with a fair market value of $5,000,000, in escrow to secure the Company's remaining indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released.

Note 11 - Restricted Cash

     The Company had approximately $5,925,000 and $5,968,000 of restricted cash on March 31, 1996 and June 30, 1995, respectively, all of which is maintained as collateral for certain debt facilities.

Note 12 - Credit Agreements

     On March 13, 1996, in connection with the Merger, the Company replaced VSI Corporation's credit agreement with a new credit agreement at a newly formed subsidiary, Fairchild Holding Corporation ("FHC"). The new credit agreement provides FHC with a $50,000,000 revolving credit facility and a $30,000,000 term loan, both of which generally bear interest at 1/2% over the prime rate. The revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of FHC's assets are pledged as collateral under the new credit agreement. The new credit agreement matures on July 29, 1996.

     FHC's credit agreement requires compliance with certain financial loan covenants, including achieving a minimum of cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant") at March 31, 1996, and maintaining a certain interest ratio coverage at specified periods. Additionally, the credit agreement restricts FHC's capital expenditures during the term of the agreement to $6,000,000, in the aggregate. The Company has remained in compliance with these covenants since the inception of the new credit agreement.

     Banner has a credit agreement ("Banner's Credit Agreement") which provides Banner and its subsidiaries with a $55,000,000 term loan and a $71,500,000 revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or London Interbank Offered Rate ("LIBOR") plus 2 1/2%. Borrowings under both the prime rate and LIBOR may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. Banner's performance level at December 31, 1995, resulted in a 1/4% interest rate reduction for the quarter ended March 31, 1996. Banner's term loan requires certain semiannual loan payments. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of Banner's assets are pledged as collateral under Banner's Credit Agreement. Banner's Credit Agreement matures August 2001.

     Banner's Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintaining a minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. Banner has remained in compliance with all covenants under its credit agreement since the inception of its credit agreement.


     Banner has several interest rate hedge agreements ("Hedge Agreements") to manage its exposure to increases in interest rates on its variable rate debt. The Hedge Agreements provide interest rate protection on $60,000,000 of debt through September 2000, by providing for a cap of 7% if the 90-day LIBOR rate exceeds 7%. If the 90-day LIBOR rate drops below 5%, Banner will be required to pay a floor rate of approximately 6%.

Note 13 - Minority Interests in Consolidated Subsidiaries

     The Company is including $57,982,000 of minority interest in its balance sheet at March 31, 1996, representing approximately 9,506,300 shares of Banner's common stock effectively outstanding on a consolidated basis.

     The Company included $23,804,000 of minority interest on its balance sheet at June 30, 1995, representing 553,460 shares of Series C Preferred Stock of FII. The Series C Preferred Stock was assumed by STFI and redeemed entirely as part of the Merger. (See Note 2).

Note 14 - Redeemable Preferred Stock of Subsidiary

     The Company classified 553,460 shares of Series A Preferred Stock of FII as a long-term liability at June 30, 1995. The Series A Preferred Stock was assumed by STFI and redeemed entirely as part of the Merger. (See Note 2).

Note 15 - Equity Securities

     The Company had 13,657,525 shares of Class A Common Stock and 2,635,148 shares of Class B Common Stock outstanding at March 31, 1996. During the first nine months of Fiscal 1996, 189,678 shares of Class A Common Stock were issued as a result of the exercise of stock options. Class A Common Stock is traded on both the New York and Pacific Stock Exchanges while there is no public market for the Class B Common Stock. Shares of Class A Common Stock are entitled to one vote per share and cannot be exchanged for Class B Common Stock. Shares of Class B Common Stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A Common Stock, on a share for share basis. During the nine months ended March 31, 1996, 61,738 shares of Class B Common Stock were exchanged for Class A Common Stock.

Note 16 - Stock Warrants

     On November 9, 1995, the Company issued warrants to purchase 500,000 shares of Class A Common Stock, at $9.00 per share, to Peregrine Direct Investments Limited ("Peregrine"), in exchange for a standby commitment it received on November 8, 1995, from Peregrine to purchase (i) $75,000,000 principal amount of senior secured notes to be issued by a wholly-owned subsidiary of the Company, and (ii) warrants to purchase 5,000,000 shares of Class A Common Stock at $7.50 per share. The Company elected not to exercise its rights under the Peregrine commitment. The warrants are immediately exercisable and will expire five years from the date of issuance.

     On February 21, 1996, the Company issued warrants to purchase 25,000 shares of Class A Common Stock, at $9.00 per share, to a non-employee for services provided in connection with the Company's various dealings with Peregrine. The warrants issued are immediately exercisable and will expire at the same time the Peregrine warrants expire.

     The Company has recorded non-recurring expenses of $1,148,000 for the estimated grant date fair market value of the stock warrants issued during the nine months ended March 31, 1996.

Note 17 - Earnings Per Share

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

     In computing primary earnings per share for the three months ended March 31, 1996, and computing fully diluted earnings per share for the three and nine months ended March 31, 1996, the conversion of options and warrants was assumed, as the effect was dilutive. In computing primary earnings per share for the nine months ended March 31, 1996, only the dilutive effect from the conversion of options was assumed, as the effect from the conversion of warrants alone was antidilutive.

     In computing primary and fully diluted earnings per share for the three and nine months ended April 2, 1995, the conversion of options and warrants was not assumed, as the effect was antidilutive.

Note 18 - Commitments and Contingencies

CL Motor Freight ("CL") Litigation
- ----------------------------------

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

     As of March 31, 1996, the consolidated total recorded liabilities of the Company for environmental matters totalled $12,255,000, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $21,038,000.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

     The Fairchild Corporation (the "Company") was incorporated in October, 1969, under the laws of the State of Delaware. On November, 15, 1990, the Company changed its name from Banner Industries, Inc. to The Fairchild Corporation. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the 100% owner of Fairchild Holding Corporation ("FHC") and the majority owner of Banner Aerospace, Inc. ("Banner"). The Company's principal operations are conducted through FHC and Banner. The Company also holds significant equity interests in Shared Technologies Fairchild, Inc. ("STFI") and Nacanco Paketleme ("Nacanco").

RECENT DEVELOPMENTS

     The Company, RHI and Fairchild Industries, Inc. ("FII," the company's former subsidiary), entered into an Agreement and Plan of Merger dated as of November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company ("FCSC").

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the resulting company named STFI. Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by the Company, or the Company's continuing subsidiaries, except for the assets and liabilities of FCSC, and $223.5 million of the FII's existing debt and preferred stock consisting of (i) the $44.0 million liquidation value of the outstanding Series A and Series C Preferred Stock of FII, (ii) the $125.0 million principal amount outstanding of FII 12 1/4% Senior Notes due 1999 (the "Senior Notes"), and (iii) an amount of bank and other indebtedness of approximately $54.5 million (the "Assumed Indebtedness"). As part of the Merger Agreement, FII made a cash tender offer to purchase all of the outstanding Senior Notes and obtained such holders consent to amend the indenture under which the Senior Notes were issued to remove all covenants which could be amended or deleted by majority vote (the "Tender Offer"). Pursuant to the Merger, an amount sufficient to redeem the Series A and Series C Preferred Stock at their liquidation value ($45.00 per share plus accrued and unpaid dividends) was placed with Chemical Mellon Shareholder Services as Escrow Agent. Also as part of the Merger, STFI, (i) purchased the $125.0 million aggregate principal amount of Senior Notes tendered pursuant to the aforesaid tender offer and (ii) repaid the Assumed Indebtedness in full.


     As a result of the Merger, the Company received (i) 6,000,000 shares of Common Stock of STFI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative Convertible Preferred Stock of STFI having an aggregate liquidation preference of $25.0 million (subject to upward adjustment) and which are convertible into Common Stock of STFI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common Stock issued to the Company, approximately 42% of the Common Stock of STFI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20.0 million (which could accrue up to a maximum of $30.0 million over a ten-year period, if not redeemed earlier). In connection with its stock ownership, TFC and the Company will have the right to elect four of the eleven members of the Board of Directors of STFI and have agreed, subject to certain exceptions, not to sell any of STFI's shares for a two-year period.

     The Merger was structured as a reorganization under section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. The Company recorded a $162.9 million non-recurring gain in the third quarter of Fiscal 1996 from this transaction.

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated January 26, 1996 (the "closing date"), the Company, through its subsidiaries, completed the sale of certain assets, liabilities and the business of the D-M-E Company ("DME") to Cincinnati Milacron Inc. ("CMI") for a sales price of approximately $244.3 million, as adjusted. The sales price consists of $74.0 million in cash, and two 8% promissory notes in the aggregate principal amount of $170.3 million. The promissory notes mature one year following the closing date; provided that the Company may require prepayment of, and CMI may, at its option, prepay such notes after the six-month anniversary of the closing date.

     As a result of the sale of DME, the Company recorded an after-tax gain on disposal of discontinued operations of approximately $61.3 million in the quarter ended March 31, 1996.

     On January 27, 1996, FII completed the sale of Fairchild Data Corporation ("Data") to SSE Telecom, Inc. ("SSE") for book value of approximately $4.4 million and 100,000 shares of SSE's common stock valued at $9.0625 per share, or $.9 million, at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale. There was no material gain or loss from this transaction.

     Accordingly, DME and Data have been accounted for as discontinued operations and the prior periods financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $16.8 million and $47.8 million for the third quarter of Fiscal 1996 and 1995, respectively, and $108.1 million and $134.3 million for the first nine months of Fiscal 1996 and 1995, respectively.

     Effective February 25, 1996, the Company completed a transfer of the Company's Harco Division ("Harco") to Banner in exchange for 5,386,477 shares of Banner common stock. The exchange has increased the Company's ownership of Banner common stock from approximately 47.2% to 59.4%, resulting in the Company becoming the majority shareholder of Banner. Accordingly, the Company consolidated Banner on February 25, 1996. Banner is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. Harco is a distributor of precision fasteners to the aerospace industry.

RESULTS OF OPERATIONS

     The Company currently operates in four principal business segments:
Aerospace Fasteners, Aerospace Distribution, Industrial Products and Communications Services. The following table illustrates the historical sales and operating income of the Company's continuing operations for the three and nine month periods ended March 31, 1996 and April 2, 1995.

(In thousands)                                 Three Months Ended         Nine Months Ended
                                              March 31,    April 2,     March 31,    April 2,
                                                1996         1995         1996         1995
                                              --------     --------     --------     --------
                                                             (*)                       (*)
Sales by Business Segment:
   Aerospace Fasteners....................... $ 57,885     $ 55,521     $165,875     $159,359
   Aerospace Distribution....................   35,698         --         35,698         --
   Industrial Products.......................   15,606       13,006       53,964       27,412
   Communications Services (**)..............   26,262       34,455       91,290       76,965
                                               -------      -------      -------      -------
Total........................................ $135,451     $102,982     $346,827     $263,736
                                               =======      =======      =======      =======
Operating Income (Loss) by Business Segment:
   Aerospace Fasteners....................... $     18     $ (3,391)    $  1,710     $ (4,146)
   Aerospace Distribution....................      742         --            742         --
   Industrial Products.......................      (87)         299        1,556       (2,805)
   Communications Services (**)..............    4,773        5,172       14,544       13,423
                                               -------      -------      -------      -------
Total........................................    5,446        2,080       18,552        6,472

   Corporate administrative expense..........   (3,783)      (4,140)     (11,035)     (10,901)
   Other corporate expense...................      (84)      (1,655)        (548)      (2,365)
                                               -------      -------      -------      -------
Operating income (loss)......................    1,579       (3,715)       6,969       (6,794)

Net interest expense.........................  (14,232)     (16,824)     (49,000)     (49,939)
Investment income, net.......................    1,150          190        3,062        2,825
Equity in earnings (loss) of affiliates......      864         (496)       2,753        1,252
Minority interest............................     (329)        (796)      (1,414)      (2,004)
Non-recurring income.........................  161,480         --        161,480         --
                                               -------      -------      -------      -------
Earnings (loss) from continuing operations
  before income taxes........................  150,512      (21,641)     123,850      (54,660)
Income tax benefit...........................    4,089        6,495       14,040       16,000
                                               -------      -------      -------      -------
Earnings (loss) from continuing operations... $154,601     $(15,146)    $137,890     $(38,660)
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

** Effective March 13, 1996, the Company's investment in the Communications
Services segment was recorded using the equity method.

General
- -------

     Overall sales from continuing operations increased by 31.5% in the third quarter and 31.5% for the Fiscal 1996 nine month period, compared to sales for the same periods in Fiscal 1995. Operating income from continuing operations increased $5.3 million in the third quarter and $13.8 million in the Fiscal 1996 nine months period, compared to operating income for the same periods in Fiscal 1995. The net increase in both sales and operating income reflects the inclusion of one month of sales and operating income from Banner, consolidated effective February 25, 1996, offset partially by the deconsolidation of FCSC effective March 13, 1996, as a result of the Merger
with STI.   (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased $2.4 million or 4.3% in the third quarter and increased $6.5 million or 4.1% in the Fiscal 1996 nine month period, compared to the corresponding Fiscal 1995 periods, reflecting moderate growth in this industry. New orders have been strong in recent months.

     Operating income in the Aerospace Fasteners segment increased $3.4 million in the third quarter and $5.9 million in the Fiscal 1996 nine month period, compared to the Fiscal 1995 periods. The Fiscal 1995 periods included income from business interruption insurance resulting from the loss sustained in the January 1994 earthquake. This segment continues to be affected by soft demand, competitive pricing conditions and higher quality control costs resulting from customers' requirements. Management will continue to implement productivity improvements and reduce costs to bring the breakeven point in line with demand, particularly in its U.S. operations. A $1.2 million restructuring charge was recorded in the Fiscal 1996 nine months, primarily for severance pay to employees terminated as a result of further downsizing and for the close down of a small subsidiary located in Japan.

Aerospace Distribution
- ----------------------

     As a result of the transfer of Harco to Banner effective February 25, 1996, the Company recorded five weeks of sales and operating income of Banner including the Harco division for five weeks, as part of the Aerospace distribution Segment. This segment reported $35.7 million in sales and $.7 million in operating income for this five week period ended March 31, 1996.

     As a result of the transfer of Harco to Banner, effective February 25, 1996, Harco's sales and operating income for the five weeks ended March 31, 1996, are now being reported as part of the Aerospace Distribution segment. The first eight months of Harco's sales and operating income are included in the Aerospace Fasteners Segment.

Industrial Products
- -------------------

    Sales in the Industrial Products segment increased $2.6 million or 20.0% in the third quarter and $26.6 million or 96.9% in the first nine months of Fiscal 1996, compared to the same periods in Fiscal 1995. $25.2 million of this sales increase is attributable to the performance of Fairchild Technologies which includes Fairchild Convac, a semiconductor equipment manufacturer which had a strong nine months performance resulting from the shipment of orders included in the prior year end backlog. This was compared to a very slow Fiscal 1995 first nine months, which was the first nine month period following the acquisition of Fairchild Convac.

     Operating income in the Industrial Products segment decreased $.4 million in the third quarter, primarily the result of increased costs being incurred to expand the sales and service organization of Fairchild Technologies. Year-to-date operating income increased $4.4 million in the first nine months of Fiscal 1996, compared to the same periods in Fiscal 1995. $3.6 million of this net increase was contributed by Fairchild Technologies, primarily the result of its increase in sales.

Communications Services
- -----------------------

     Sales in the Communications Services segment decreased 23.8% in the third quarter and increased 18.6% in the Fiscal 1996 first nine month period, compared with the same periods in Fiscal 1995. The decrease in the current third quarter is primarily due to recording only ten weeks of operating results in the current quarter compared to thirteen weeks of operating results in the prior period quarter as a result of the March 13, 1996 merger of the Communications Services segment with STI. The nine month increase is primarily due to the inclusion of $36.5 million of sales in the first nine months of Fiscal 1996 from the JWP Telecom, Inc. ("JWP") acquisition made during the Fiscal 1995 second quarter, as well as sales to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 7.7% in the second quarter and 8.4% during the nine months period of Fiscal 1996, compared to the same period in Fiscal 1995. The decrease in the current quarter is due to recording only ten weeks of operating results in the current quarter compared to thirteen weeks of operating results in the prior period quarter as a result of the Merger mentioned above.

Other Expenses/Income
- ---------------------

     Corporate administrative expense decreased 8.6% in the third quarter and increased 1.2% for the nine month period of Fiscal 1996, compared to the same periods in Fiscal 1995. The decrease in the current year quarter was primarily due to increased legal expense in the prior year third quarter.
The Fiscal 1995 nine month period expense was lower, partially due to reversal of several accruals not required.

     Other corporate expense decreased $1.6 million in the third quarter and $1.8 million in the nine month period ended March 31, 1996, compared to the same periods in the prior year. The decrease in the current year periods is primarily due to a favorable settlement of a bankruptcy case.

     Net interest expense decreased 16.3% in the third quarter and 18.9% in the nine month period ended March 31, 1996, compared to the prior year periods, due primarily to lower debt, as a result of the sale of DME and the Merger, and higher interest income earned on the $170 million notes receivable from the DME sale during the Fiscal 1996 current quarter.

     Investment income, net increased $1.0 million in the third quarter and $.2 million in the first nine months of Fiscal 1996, principally as a result of recording unrealized gains on the fair market value adjustments of trading securities in the Fiscal 1996 periods.

     Equity in earnings of affiliates increased $1.4 million in the third quarter and $1.5 million in the nine month period ended March 31, 1996, primarily as a result of higher earnings from Nacanco.

     Minority interest expense represents primarily dividend expense on FII's Series C Preferred Stock.

     Non-recurring income includes a $162.9 million nontaxable gain resulting from the Merger. Expenses related to other potential transactions that did not take place are netted against the above gain.

     Income taxes - The tax benefit from the continuing operations loss, excluding the nontaxable non-recurring gain, was $14.0 million.

     Earnings from discontinued operations, net, include the earnings, net of tax from DME and Data for all periods presented.

    Gain (loss) on disposal of discontinued operations resulted primarily from the sale of DME to CMI.

     Extraordinary items, net, resulted from premiums paid, redemption costs and consent fees associated with the retirement of the Senior Notes and the write off of deferred loan fees primarily related to Senior Notes and bank debt extinguished early. This totaled $10.4 million net of tax benefit of $5.6 million.

     The net earnings increased $225.7 million in the first nine months of Fiscal 1996, compared to the first six months of Fiscal 1995, primarily due to: (i) the $13.8 million increase in operating income, (ii) the $162.9 million non-recurring pre-tax gain recorded from the Merger, and (iii) the
61.3 million gain, net of tax, from the disposal of discontinued operations. Partially offsetting these increases was a $10.4 million extraordinary loss from the early extinguishment of debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 31, 1996, was $398.7 million, which was $286.1 million higher than at June 30, 1995. The principal reasons for this increase included a $170.3 million increase in notes receivable obtained from the sale of DME. In addition, due primarily to the consolidation of Banner and the deconsolidation of FCSC, there was a net increase in accounts receivable of $34.1 million and increase in inventory of $186.6 million (the FCSC business, a telecommunication services business had virtually no inventory). Offsetting this increase in working capital were net increases in accounts payable of $21.2 million and other accrued liabilities of $8.2 million reflecting the reconsolidation of Banner and the deconsolidation of FCSC. The Company's current bank debt borrowings increased $40.4 million reflecting the current debt on the new interim credit agreement at FHC discussed below. Net current assets of discontinued operations decreased $34.6 million reflecting the sale of DME and Data.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at March 31, 1996, had a book value of $46.1 million and included two parcels of real estate in California, a 68 acre parcel of real estate located in Farmingdale, New York, two landfills in Pennsylvania, a real estate joint venture in California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to market conditions or, with respect to certain of the parcels, the resolution of environmental matters. Net assets held for sale decreased $5.4 million primarily resulting from the sale of 20 acres of a larger parcel of real estate, owned by the Company, in Farmingdale, New York. The proceeds were applied against the carrying value of this property.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities.

     Property, plant and equipment ("PP&E") decreased $43.1 million from June 30, 1995 as a result of deconsolidating FCSC and consolidating Banner. At March 13, 1996 FCSC had PP&E of $51.3 million which was deconsolidated, and Banner had $13.1 million which was consolidated.

     Investments and advances in affiliated companies decreased $19.3 million. Changes in investments and advances in affiliates included a $54.0 million decrease resulting from the consolidation of Banner, offset partially by recording a $29.0 million investment from the Merger, in which the Company retained a 41% interest in STFI, and recording equity earnings of $2.8 million (primarily Nacanco) during the year.

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

     On March 13, 1996, in connection with the Merger, the Company replaced VSI Corporation's credit agreement with a new credit agreement at FHC, a newly formed subsidiary. The new credit agreement provides FHC with a $50.0 million revolving credit facility and a $30.0 million term loan. Substantially all of FHC's assets are pledged as collateral under the new credit agreement. The new credit agreement matures on July 29, 1996.

     The credit agreement requires compliance with certain financial loan covenants, including achieving a minimum of cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant") at March 31, 1996, and maintaining a certain interest ratio coverage at specified periods. Additionally, the credit agreement restricts FHC's capital expenditures during the term of the agreement to $6,000,000, in the aggregate. The Company has remained in compliance with these covenants since the inception of the new credit agreement.

     FHC may transfer available cash as dividends to the Company.

     Banner has a credit agreement ("Banner's Credit Agreement") which provides Banner and its subsidiaries with a $55.0 million term loan and a $71.5 million revolving credit facility. Substantially all of Banner's assets are pledged as collateral under Banner's Credit Agreement. Banner's Credit Agreement matures August 2001.

     Banner's Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintaining a minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. Banner has remained in compliance with all covenants under its credit agreement since the inception of its credit agreement.

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

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 18 of Notes to Consolidated Financial
Statements.

Item 6.  Exhibits and Reports on Form 8-K

     On February 12, 1996, the Company filed a Form 8-K to report on Item 5. The Company reported that on January 26, 1996, pursuant to the Asset Purchase Agreement dated as of January 23, 1996 (the "Purchase Agreement"), it concluded the initial closing of the sale of the Company's DME business to Cincinnati Milacron, Inc., ("CMI") for $245,377,000, subject to adjustment based on the closing date value of DME's net tangible assets. The Company filed the following exhibits in conjunction with this Form 8-K:

Exhibits
- --------

10 (b)(i)  Asset Purchase Agreement dated as of January 26, 1996, between the Company and CMI.

10 (b)(j)  The Company's press release dated January 26, 1996.

     On March 7, 1996, the Company filed a Form 8-K to report on Item 2 and
Item 7. The Company reported that on February 22, 1996, pursuant to the Purchase Agreement, it had completed the sale of the Company's DME business to CMI for $245,377,000, subject to adjustment based on the closing date value of DME's net tangible assets. The Company provided unaudited pro forma financial statements for this transaction.

     On March 27, 1996, the Company filed a Form 8-K to report on Item 2 and
Item 7. The Company reported that on March 13, 1996, it had completed an Agreement and Plan of Merger with Shared Technologies, Inc. ("STI"), in which STI (i) acquired the telecommunications systems and services business operated by Fairchild Communications Services Company, (ii) assumed $223,500,000 of the Company's debt and preferred stock issuances, and (iii) issued to the Company 6,000,000 shares of common stock of STI (representing approximately 41% of the outstanding shares after giving effect to such issuance), shares of 6% cumulative convertible preferred stock having an aggregate liquidation preference of $25,000,000 (subject to upward adjustment), and shares of special preferred stock having an initial liquidation preference of $20,000,000. The Company provided unaudited pro forma financial statements for this transaction and the sale of DME. The Company filed the following exhibits in conjunction with this Form 8-K:

Exhibits
- --------

10 (b)(g)  Agreement and plan of Merger dated as of November 9, 1995 by and among Fairchild, RHI, FII and Shared Technologies (" Merger Agreement").

10 (b)(k)  Amendment No. 1 to Merger Agreement dated as of February 2, 1996.

10 (b)(l)  Amendment No. 2 to Merger Agreement dated as of February 23, 1996.

10 (b)(m)  Amendment NO. 3 to Merger Agreement dated as of March 1, 1996.

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


Date:  May 15, 1996