Form 10-Q/A
period 1995-10-01
FAIRCHILD CORP
filed 1996-09-12
CIK 9779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q/A
                             --------------------

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

                                                        Outstanding at
Class                                                   October 1, 1995
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

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                 October 1,      June 30,
ASSETS                                             1995            1995
- ------                                          -----------     -----------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $5,925 and $5,968
  restricted.................................   $   50,479      $   71,182
Short-term investments.......................        6,111           4,116
Accounts receivable-trade, less allowances
  of $5,506 and $5,610.......................      103,366          93,607
Inventories:
   Finished goods............................       54,040          53,771
   Work-in-process...........................       25,790          27,704
   Raw materials.............................       21,160          23,434
                                                 ---------       ---------
                                                   100,990         104,909

Prepaid expenses and other current assets....       18,006          18,116
                                                 ---------       ---------
Total Current Assets.........................      278,952         291,930

Property, plant and equipment, net of
  accumulated depreciation of $120,747 and
  $115,659...................................      168,030         170,926

Net assets held for sale.....................       51,822          51,573
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $37,399 and $35,779.........................      208,447         209,959
Investments and advances - affiliated
 companies...................................       76,096          73,670
Prepaid pension assets.......................       59,374          59,567
Other assets.................................       24,830          24,257
                                                 ---------       ---------
Total Assets.................................   $  867,551      $  881,882
                                                 =========       =========

*Condensed from audited financial statements




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                  October 1,      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1995            1995
- -------------------------------------            -----------     ----------
                                                 (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $   47,444     $   40,989
Accounts payable.............................        45,599         48,100
Accrued interest.............................        11,155         16,309
Other accrued liabilities....................        74,392         73,938
                                                  ---------      ---------
Total Current Liabilities....................       178,590        179,336

Long-term debt, less current maturities......       503,205        509,715
Other long-term liabilities..................        19,418         19,435
Retiree health care liabilities..............        48,955         49,474
Noncurrent income taxes......................        38,768         38,004
Minority interest in subsidiaries............        24,455         24,533
Redeemable preferred stock of subsidiary.....        15,550         16,342
                                                  ---------      ---------
Total Liabilities............................       828,941        836,839

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 19,647,705
  shares issued and 13,406,109 shares
  outstanding................................         1,965          1,965
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,696,886
  shares issued and outstanding..............           270            270
Paid-in capital..............................        67,105         67,011
Retained earnings............................        13,476         18,912
Cumulative translation adjustment............         7,633          8,724
Net unrealized holding loss on available-for-
  sale securities............................          (120)          (120)
Treasury Stock, at cost, 6,241,596 shares of
  Class A Common Stock.......................       (51,719)       (51,719)
                                                  ---------      ---------
Total Stockholders' Equity...................        38,610         45,043
                                                  ---------      ---------
Total Liabilities and Stockholders' Equity...    $  867,551     $  881,882
                                                  =========      =========
*Condensed from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, expect per share data)
                                                    Three Months Ended
                                                   October 1,  October 2,
                                                     1995        1994
                                                  ----------  ----------
Revenue:
  Sales......................................      $153,793    $121,393
  Other income (expense), net................           184        (171)
                                                    -------     -------
                                                    153,977     121,222
Costs and Expenses:
  Cost of sales..............................       114,419      89,140
  Selling, general & administrative..........        29,516      23,001
  Research and development...................           752         968
  Amortization of goodwill...................         1,619       1,530
                                                    -------     -------
                                                    146,306     114,639

Operating income.............................         7,671       6,583

Interest expense.............................        18,359      17,754
Interest income..............................          (883)     (1,139)
                                                    -------     -------
Net interest expense.........................        17,476      16,615

Investment income, net.......................         1,995         342
Equity in earnings of affiliates.............         2,228       2,380
Minority interest............................          (598)       (658)
                                                    -------     -------
Loss from continuing operations before taxes.        (6,180)     (7,968)

Income tax benefit...........................           764       1,308
                                                    -------     -------
Loss from continuing operations..............        (5,416)     (6,660)

Loss on disposal of discontinued operations,
  net........................................           (20)        (25)
                                                    -------     -------
Net loss.....................................      $ (5,436)   $ (6,685)
                                                    =======     =======
Earnings Per Share

Primary and Fully Diluted:
  Loss from continuing operations............      $   (.34)   $   (.42)
                                                    -------     -------
  Net loss...................................      $   (.27)   $   (.42)
                                                    =======     =======
  Weighted average number of shares
  used in computing earnings per share:
    Primary..................................        16,103      16,103
    Fully diluted............................        16,103      16,103


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                     Three Months Ended
                                                  October 1,     October 2,
                                                     1995           1994
                                                 -----------    -----------
Cash flows provided by (used for)
  Operations:
    Net loss.................................      $ (5,436)      $ (6,685)
    Depreciation and amortization............         9,704          8,927
    Accretion of discount on long-term
      liabilities............................         1,135            800
    Minority interest........................           598            658
    Undistributed earnings of affiliates.....        (2,025)        (2,380)
    Changes in assets and liabilities........       (18,633)       (18,897)
                                                    -------        -------
    Net cash used for operations.............       (14,657)       (17,577)

  Investments:
    Purchase of property, plant and equipment        (3,903)        (3,510)
    Acquisitions of subsidiaries, net of cash
      acquired...............................          --             (550)
    Other, net...............................        (1,198)          (337)
                                                    -------        -------
    Net cash used for investments............        (5,101)        (4,397)

  Financing:
    Proceeds from issuance of debt...........         2,618            940
    Debt repayments and repurchase of
      debentures, net........................        (2,948)        (2,915)
                                                    -------        -------
    Net cash used for financing..............          (330)        (1,975)

Effect of exchange rate changes on cash......          (615)           137
Net decrease in cash.........................       (20,703)       (23,812)
Cash and cash equivalents, beginning of
  period.....................................        71,182        102,368
                                                    -------        -------
Cash and cash equivalents, end of period.....      $ 50,479       $ 78,556
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

(In thousands)                                      Three Months Ended
                                                   October 1,  October 2,
                                                      1995        1994
                                                   ----------  ----------
Sales by Business Segment:
   Aerospace Fasteners.......................      $ 52,196    $ 51,510*
   Industrial Products.......................        68,600      49,941*
   Communications Services...................        32,997      19,942
                                                    -------     -------
Total........................................      $153,793    $121,393
                                                    =======     =======
Operating Income by Business Segment:
   Aerospace Fasteners.......................      $ (1,555)   $  1,405*
   Industrial Products.......................         8,331       4,677*
   Communications Services...................         4,909       4,422
                                                    -------     -------
Total........................................        11,685      10,504

   Corporate administrative expense..........        (3,857)     (3,158)
   Other corporate expense...................          (157)       (763)
                                                    -------     -------
Operating income.............................         7,671       6,583

Net interest expense.........................       (17,476)    (16,615)
Investment income, net.......................         1,995         342
Equity in earnings of affiliates.............         2,228       2,380
Minority interest............................          (598)       (658)
                                                    -------     -------
Loss from continuing operations before income
  taxes......................................        (6,180)     (7,968)
Income tax benefit...........................          (764)     (1,308)
                                                    -------     -------
Loss from continuing operations..............      $ (5,416)   $ (6,660)
                                                    =======     =======
*Restated for the transfer of the Gas Springs division from the Aerospace
Fasteners Segment to the Industrial Products Segment.


General
- -------

     Overall sales increased by 26.7% in the first quarter of Fiscal 1996 compared to sales for the same period in Fiscal 1995, which reflected stronger sales performances from the Industrial Products and Communications Services business segments.

    Operating income increased $1.1 million in the first quarter of Fiscal 1996 compared to operating income for the same period in Fiscal 1995. Operating income was up in both the Industrial Products segment and the Communications Services segment in the current year period offsetting a decline in operating income from the Aerospace Fasteners segment. (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased slightly in the Fiscal 1996 first quarter, compared to the corresponding Fiscal 1995 quarter, reflecting the continual slow growth in this industry.

     Operating income in the Aerospace Fasteners segment decreased $3.0 million in the first quarter of Fiscal 1996 compared to the Fiscal 1995 period and included additional reserves recorded for excess and obsolete inventory in the Fiscal 1996 period. The Fiscal 1995 quarter included income from business interruption insurance resulting from the January 1994 earthquake. This segment continues to be affected by soft demand, competitive pricing conditions and higher quality control costs resulting from customers' requirements. Management will continue to implement productivity improvements and reduce costs to bring the breakeven point in line with demand, particularly in its U.S. operations.

Industrial Products
- -------------------

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

Communications Services
- -----------------------

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

     Income taxes - In the first quarter of Fiscal 1996, the Company recorded a small benefit of $.8 million on a pretax loss of $4.3 million. A small tax benefit resulted largely due to the amortization of goodwill, which is not deductible for tax purposes.

     The net loss decreased $1.2 million in the first three months of Fiscal 1996, compared to the first three months of Fiscal 1995, primarily due to:
(1) the $1.1 million increase in operating income, and (2) the $1.7 million increase in investment income. Partially offsetting the decrease in net loss was a higher net interest expense, lower equity earnings and a lower tax benefit.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at October 1, 1995, was $100.4 million, which was $12.2 million lower than working capital at June 30, 1995. The principal reasons for this decrease included a $20.7 million reduction in cash, primarily required to service debt and meet operating cash requirements during the first quarter, and a $6.5 million increase in current debt as a result of long term bank debt becoming current. These decreases were partially offset by a $9.8 million increase in accounts receivable, reflecting slower customer payments and higher sales, and a reduction in accrued interest of $5.2 million.

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

     Under the most restrictive covenants of the Company's indentures, the Company's consolidated net worth, as defined, must not be less than $35,000,000 for two consecutive quarters. As of October 1, 1995, the Company's consolidated net worth, as defined, was $30,977,000 after the effect of changes in accounting principles. However, the Company believes that computation of consolidated net worth under the indentures would be undertaken in accordance with Generally Accepted Accounting Principles in effect at the date of the execution and delivery of each indenture by the Company. Such computation would yield approximately a $2,946,000 higher consolidated net worth for the Company, as a result of changes in accounting principles, primarily Statements of Financial Accounting Standards Nos. 106 and 109, which were adopted subsequent to the Company's execution and delivery of the indentures. Accordingly, the Company believes its net worth, as defined, is $33,917,000 at October 1, 1995, which is the first quarter its net worth is below the minimum. During the third quarter the net worth is expected to improve significantly and be above $35,000,000, as a result of the anticipated sales of DME and Data, which will result in a significant net gain in the third quarter.

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



Date:  September 12, 1996