Form 10-Q/A
period 1995-12-31
FAIRCHILD CORP
filed 1996-09-12
CIK 9779

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

                                                       Yes  X  No
                                                          ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
Class                                                   December 31, 1995
- -----                                                   -----------------
Class A Common Stock, $.10 Par Value                       13,478,262
Class B Common Stock, $.10 Par Value                        2,696,886
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

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                December 31,     June 30,
ASSETS                                             1995            1995
- ------                                          -----------     -----------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $5,925 and $5,968
  restricted.................................   $   42,967      $   71,182
Short-term investments.......................        6,052           4,116
Accounts receivable-trade, less allowances
  of $3,455 and $3,971.......................       70,241          65,446
Inventories:
   Finished goods............................       40,917          38,783
   Work-in-process...........................       17,604          19,950
   Raw materials.............................       17,320          19,531
                                                 ---------       ---------
                                                    75,841          78,264

Prepaid expenses and other current assets....       22,057          16,751
Net current assets of discontinued operations       34,609          34,626
                                                 ---------       ---------
Total Current Assets.........................      251,767         270,385

Property, plant and equipment, net of
  accumulated depreciation of $98,970 and
  $89,374....................................      129,269         132,940

Net assets held for sale.....................       52,239          51,573
Net noncurrent assets of discontinued
  operations.................................       85,577          88,209
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $28,498 and $26,120.........................      152,184         154,295
Investments and advances, affiliated
 companies...................................       70,904          69,398
Prepaid pension assets.......................       59,191          59,567
Other assets.................................       25,975          23,927
                                                 ---------       ---------
Total Assets.................................   $  827,106      $  850,294
                                                 =========       =========


*Condensed and restated for discontinued operations (see Note 3) from audited financial statements


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
</TABLAE>

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                 December 31,     June 30,
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

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 19,719,858
  shares issued (19,647,705 in June) and
  13,478,262 shares outstanding (13,406,109
  in June)...................................         1,972          1,965
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,696,886
  shares issued and outstanding..............           270            270
Paid-in capital..............................        67,445         67,011
Retained earnings............................         7,873         18,912
Cumulative translation adjustment............         3,151          3,861
Net unrealized holding loss on available-for-
  sale securities............................          (120)          (120)
Treasury Stock, at cost, 6,241,596 shares of
  Class A Common Stock.......................       (51,719)       (51,719)
                                                  ---------      ---------
Total Stockholders' Equity...................        28,872         40,180
                                                  ---------      ---------
Total Liabilities and Stockholders' Equity...    $  827,106     $  850,294
                                                  =========      =========


*Condensed and restated for discontinued operations (see Note 3) from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, expect per share data)
                                              Three Months Ended            Six Months Ended
                                           December 31,   January 1,    December 31,   January 1,
                                              1995          1995           1995          1995
                                           ------------   ----------    ------------   ----------
                                                             (*)                          (*)
Revenue:
  Net sales of products...................  $ 76,814      $ 61,441     $157,633       $119,963
  Revenues from services..................    26,636        20,408       53,743         40,791
  Other income (expense), net.............        (9)          700          136            612
                                             -------       -------      -------        -------
                                             103,441        82,549      211,512        161,366
Costs and Expenses:
  Cost of goods sold......................    61,175        53,268      125,572         99,112
  Cost of services........................    19,239        14,765       39,177         29,723
  Selling, general & administrative.......    20,279        17,571       41,274         32,766
  Research and development................        23           288           44            584
  Amortization of goodwill................     1,168         1,139        2,378          2,260
  Restructuring...........................       285          --            285           --
                                             -------       -------      -------        -------
                                             102,169        87,031      208,730        164,445

Operating income (loss)...................     1,272        (4,482)       2,782         (3,079)

Interest expense..........................    17,720        17,401       36,047         35,156
Interest income...........................      (401)         (906)      (1,279)        (2,041)
                                             -------       -------      -------        -------
Net interest expense......................    17,319        16,495       34,768         33,115

Investment income (loss), net.............       (83)        2,293        1,912          2,635
Equity in earnings (loss) of affiliates...      (169)         (428)       1,889          1,748
Minority interest.........................      (544)         (584)      (1,085)        (1,208)
                                             -------       -------      -------        -------
Loss from continuing operations before
  taxes...................................   (16,843)      (19,696)     (29,270)       (33,019)

Income tax benefit........................    (7,827)       (5,838)     (10,968)        (9,504)
                                             -------       -------      -------        -------
Loss from continuing operations...........    (9,016)      (13,858)     (18,302)       (23,515)

Earnings from discontinued operations,
  net.....................................     3,420         3,193        7,290          6,190
Loss on disposal of discontinued
  operations, net.........................        (7)          (25)         (27)           (50)
Extraordinary items, net..................      --             (23)        --              (23)
                                             -------       -------      -------        -------
Net loss..................................  $ (5,603)     $(10,713)    $(11,039)      $(17,398)
                                             =======       =======      =======        =======
Earnings Per Share

Primary and Fully Diluted:
  Loss from continuing operations......... $   (.56)      $   (.86)    $  (1.13)      $  (1.46)
  Earnings from discontinued operations,
    net...................................      .21            .19          .45            .38
                                            -------        -------      -------        -------
  Net loss................................ $   (.35)      $   (.67)    $   (.68)      $  (1.08)
                                            =======        =======      =======        =======
  Weighted average number of shares
  used in computing earnings per share:
    Primary...............................   16,130         16,103       16,122         16,103
    Fully diluted.........................   16,130         16,103       16,122         16,103


*Condensed and restated for discontinued operations.  (See Note 3).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                      Six Months Ended
                                                 December 31,    January 2,
                                                    1995           1994
                                                 -----------    -----------
                                                                    (*)
Cash flows provided by (used for)
  Operations:
   Net loss..................................     $(11,039)      $(17,398)
    Depreciation and amortization............       16,179         14,438
    Accretion of discount on long-term
      liabilities............................        2,132          1,942
    Minority interest........................        1,085          1,273
    Undistributed earnings of affiliates.....       (1,106)        (1,175)
    Changes in assets and liabilities........      (23,845)       (12,708)
    Non-cash charges and working capital
      changes of discontinued operations.....        3,524          6,998
                                                   -------        -------
    Net cash used for operations.............      (13,070)        (6,630)

  Investments:
    Purchase of property, plant and equipment       (6,873)        (6,964)
    Acquisitions of subsidiaries, net of cash
      acquired...............................         --          (12,061)
    Proceeds received from (used for)
      investment securities, net.............         (897)         6,467
    Other, net...............................       (1,304)        (1,384)
    Investing activities of discontinued
      operations.............................         (875)        (1,233)
                                                   -------        -------
    Net cash used for investments............       (9,949)       (15,175)

  Financing:
    Proceeds from issuance of debt...........       17,119          2,893
    Debt repayments and repurchase of
      debentures, net........................      (22,118)       (14,301)
    Issuance of Class A common stock.........          328           --
                                                   -------        -------
    Net cash used for financing..............       (4,671)       (11,408)

Effect of exchange rate changes on cash......         (525)          (586)
Net decrease in cash.........................      (28,215)       (33,799)
Cash and cash equivalents, beginning of
  period.....................................       71,182        102,368
                                                   -------        -------
Cash and cash equivalents, end of period.....     $ 42,967       $ 68,569
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

(In thousands)                                   Three Months Ended         Six Months Ended
                                              December 31,  January 1,  December 31,   January 1,
                                                 1995          1995        1995           1995
                                              -----------   ----------  ------------   ----------
Sales by Business Segment:
   Aerospace Fasteners....................... $ 55,794      $ 52,328   $107,990       $103,838
   Industrial Products.......................   15,625         6,953     38,358         14,406
   Communications Services...................   32,031        22,568     65,028         42,510
                                               -------       -------    -------        -------
Total........................................ $103,450      $ 81,849   $211,376       $160,754
                                               =======       =======    =======        =======
Operating Income (Loss) by Business Segment:
   Aerospace Fasteners....................... $    639      $ (2,160)  $   (916)      $   (755)
   Industrial Products.......................     (527)       (2,601)     1,643         (3,104)
   Communications Services...................    4,862         3,829      9,771          8,251
                                               -------       -------    -------        -------
Total........................................    4,974          (932)    10,498          4,392

   Corporate administrative expense..........   (3,395)       (3,603)    (7,252)        (6,761)
   Other corporate expense...................     (307)           53       (464)          (710)
                                               -------       -------    -------        -------
Operating income (loss)......................    1,272        (4,482)     2,782         (3,079)

Net interest expense.........................  (17,319)      (16,495)   (34,768)       (33,115)
Investment income (loss), net................      (83)        2,293      1,912          2,635
Equity in earnings (loss) of affiliates......     (169)         (428)     1,889          1,748
Minority interest............................     (544)         (584)    (1,085)        (1,208)
                                               -------       -------    -------        -------
Loss from continuing operations before income
  taxes......................................  (16,843)      (19,696)   (29,270)       (33,019)
Income tax benefit...........................   (7,827)       (5,838)   (10,968)        (9,504)
                                               -------       -------    -------        -------
Loss from continuing operations.............. $ (9,016)     $(13,858)  $(18,302)      $(23,515)
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

General
- -------

     Overall sales from continuing operations increased by 26.4% in the second quarter and 31.5% for the Fiscal 1996 six month period, compared to sales for the same periods in Fiscal 1995, which reflected stronger sales performances from all three business segments.

    Operating income from continuing operations increased $5.8 million in the second quarter and $5.9 million in the Fiscal 1996 six month periods compared to operating income for the same periods in Fiscal 1995. Net operating income performance improved in all three business segments in the Fiscal 1996 second quarter. (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased $3.5 million or 6.6% in the second quarter and $4.2 million or 4.0% in the Fiscal 1996 six month period, compared to the corresponding Fiscal 1995 periods, reflecting moderate growth in this industry. New orders have been strong in recent months.

     Operating income in the Aerospace Fasteners segment increased $2.8 million in the second quarter and decreased $.2 million in the Fiscal 1996 six month period, compared to the Fiscal 1995 periods. The six month Fiscal 1996 period included additional reserves recorded for excess and obsolete inventory. The Fiscal 1995 periods included income from business interruption insurance resulting from the loss sustained in the January 1994 earthquake. This segment continues to be affected by soft demand, competitive pricing conditions and higher quality control costs resulting from customers' requirements. Management will continue to implement productivity improvements and reduce costs to bring the breakeven point in line with demand, particularly in its U.S. operations. A $.3 million restructuring charge was recorded in the Fiscal 1996 quarter for the close down of a small subsidiary located in Japan.

Industrial Products
- -------------------

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

     Income taxes - In the first six months of Fiscal 1996, the Company recorded a tax benefit of $11.0 million on a pretax loss of $29.3 million. The effective tax rate of 37.5% approximated the statutory rate, primarily as a result of the Company's ability to recognize tax benefits on losses from continuing operations due to overall taxable income to be recognized in Fiscal 1996, which will include gains from the sale of DME and Data.

     The net loss decreased $5.2 million in the first six months of Fiscal 1996, compared to the first six months of Fiscal 1995, primarily due to: (i) the $5.9 million increase in operating income, and (ii) the $1.1 million increase in earnings from discontinued operations. Partially offsetting the decrease in net loss was a higher net interest expense of $1.7 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 1995, was $43.3 million, which was $67.7 million lower than working capital at June 30, 1995. The principal reasons for this decrease included a $59.3 million increase in current debt as a result of long term bank debt, including revolver bank borrowings, becoming current, and a net $26.3 million reduction in cash and short term investments, primarily required to service debt and meet operating cash requirements during the first six months. These decreases were partially offset by: (i) a net $2.4 million increase in inventory and accounts receivable increased partially due to an increase in Communications Services sales to local and state governments, which have extended terms, (ii) a $3.3 million increase in prepaid expenses and other assets for reclassification of income tax benefits and (iii) a net reduction in accounts payable and other accrued liabilities of $8.7 million. The decrease in accounts payable was primarily at Fairchild Convac and Communications Services, both of which typically have higher balances at Fiscal year end.

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

     Under the covenants of each of the Company's indentures, if at the end of any two consecutive fiscal quarters, the Company's consolidated net worth, as defined, is less than an amount stated in the Indenture (the "minimum net worth"), the Company must make an offer to purchase a stated aggregate principal amount of debentures or notes, as the case may be, if not already purchased by the Company during prior fiscal quarters. Under the most restrictive covenant of the Company's indentures, the Company's minimum net worth is $35 million. As of December 31, 1995, the Company's consolidated net worth was $25,721,000, after the effect of changes in accounting principles. However, the Company believes that the computation of consolidated net worth under the Indentures would be undertaken in accordance with generally accepted accounting principles, in effect at the date of the Indenture. Such computation would yield a $2,946,000 higher consolidated net worth, as a result of changes in accounting principles, primarily Statement of Financial Accounting Standards Nos. 106 and 109 which were adopted subsequent to the date of the Indentures. Accordingly, the Company believes that, for purposes of determining covenant compliance, its consolidated net worth is $28,667,000 at December 31, 1995, which is the second fiscal quarter its consolidated net worth is below the minimum net worth. However, the Company has already bought, through early purchases, more than the ;amount of debentures or bonds which would be required to be purchased to satisfy its obligations under each of the covenants, and accordingly, no offer to purchase additional debentures or bonds is required. During the third quarter, the Company's consolidated net worth is expected to improve significantly and exceed the minimum net worth, as a result of the recently completed sales of DME and Data, which will result in a significant net gain in the third quarter.

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