Form 10-Q/A
period 1996-03-31
FAIRCHILD CORP
filed 1996-09-12
CIK 9779

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

                                                         Outstanding at
Class                                                    March 31, 1996
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

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                 March 31,       June 30,
ASSETS                                             1996            1995
- ------                                          -----------     -----------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $5,925 and $5,968
  restricted.................................   $   58,642      $   71,182
Short-term investments.......................        8,099           4,116
Accounts receivable-trade, less allowances
  of $5,699 and $3,971.......................       99,547          65,446
Notes receivable.............................      170,331            --
Inventories:
   Finished goods............................      225,799          38,783
   Work-in-process...........................       18,533          19,950
   Raw materials.............................       18,698          19,531
                                                 ---------       ---------
                                                   263,030          78,264

Prepaid expenses and other current assets....       26,629          16,751
Net current assets of discontinued operations         --            34,626
                                                 ---------       ---------
Total Current Assets.........................      626,278         270,385

Property, plant and equipment, net of
  accumulated depreciation of $77,153 and
  $89,374....................................       89,758         132,940

Net assets held for sale.....................       46,138          51,573
Net noncurrent assets of discontinued
  operations.................................         --            88,209
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $26,154 and $26,120.........................      144,555         154,295
Investments and advances, affiliated
 companies...................................       50,082          69,398
Prepaid pension assets.......................       58,069          59,567
Deferred loan costs..........................        5,925          12,013
Other assets.................................       11,698          11,914
                                                 ---------       ---------
Total Assets.................................   $1,032,503      $  850,294
                                                 =========       =========

*Condensed and restated for discontinued operations (see Note 3) from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                  March 31,       June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1996            1995
- -------------------------------------            -----------     ----------
                                                 (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $   81,370     $   40,989
Accounts payable.............................        59,544         38,299
Other accrued liabilities....................        86,689         78,503
Income taxes payable.........................         1,086           --
                                                  ---------      ---------
Total Current Liabilities....................       228,689        157,791

Long-term debt, less current maturities......       374,018        509,715
Other long-term liabilities..................        18,827         19,435
Retiree health care liabilities..............        44,321         44,710
Noncurrent income taxes......................        70,039         38,004
Minority interest in subsidiaries............        58,325         24,117
Redeemable preferred stock of subsidiary.....          --           16,342
                                                  ---------      ---------
Total Liabilities............................       794,219        810,114

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 19,899,121
  shares issued (19,647,705 in June) and
  13,657,525 shares outstanding (13,406,109
  in June)...................................         1,990          1,965
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,635,148
  shares issued and outstanding (2,696,886
  in June)...................................           264            270
Paid-in capital..............................        68,312         67,011
Retained earnings............................       215,587         18,912
Cumulative translation adjustment............         3,970          3,861
Net unrealized holding loss on available-for-
  sale securities............................          (120)          (120)
Treasury Stock, at cost, 6,241,596 shares of
  Class A Common Stock.......................       (51,719)       (51,719)
                                                  ---------      ---------
Total Stockholders' Equity...................       238,284         40,180
                                                  ---------      ---------
Total Liabilities and Stockholders' Equity...    $1,032,503     $  850,294
                                                  =========      =========

*Condensed and restated for discontinued operations (see Note 3) from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, expect per share data)
                                              Three Months Ended           Nine Months Ended
                                            March 31,     April 2,      March 31,     April 2,
                                              1996          1995          1996          1995
                                            --------      --------      --------      --------
                                                             (*)                         (*)
Revenue:
  Net sales of products...................  $120,388      $ 81,578      $292,007      $204,954
  Revenues from services..................    15,063        21,404        54,820        58,782
  Other income (expense), net.............       369        (1,311)          505          (699)
                                             -------       -------       -------       -------
                                             135,820       101,671       347,332       263,037
Costs and Expenses:
  Cost of goods sold......................    94,440        68,778       231,315       170,770
  Cost of services........................    11,165        15,384        39,039        42,227
  Selling, general & administrative.......    25,556        19,872        66,830        52,638
  Research and development................        24           232            68           816
  Amortization of goodwill................     1,287         1,120         3,665         3,380
  Restructuring...........................       959          --           1,244          --
                                             -------       -------       -------       -------
                                             133,431       105,386       342,161       269,831

Operating income (loss)...................     2,389        (3,715)        5,171        (6,794)

Interest expense..........................    17,007        17,642        53,054        52,798
Interest income...........................    (2,775)         (818)       (4,054)       (2,859)
                                             -------       -------       -------       -------
Net interest expense......................    14,232        16,824        49,000        49,939

Investment income, net....................     1,150           190         3,062         2,825
Equity in earnings (loss) of affiliates...       864          (496)        2,753         1,252
Minority interest.........................      (329)         (796)       (1,414)       (2,004)
Non-recurring income (See Note 2).........   161,480          --         161,480          --
                                             -------       -------       -------       -------
Earnings (loss) from continuing operations
  before taxes............................   151,322       (21,641)      122,052       (54,660)

Income tax benefit........................     3,773         6,495        14,741        16,000
                                             -------       -------       -------       -------
Earnings (loss) from continuing operations.  155,095       (15,146)      136,793       (38,660)

Earnings from discontinued operations,
  net.....................................     1,769         4,389         9,059        10,578
Gain (loss) on disposal of discontinued
  operations, net.........................    61,286          (184)       61,259          (234)
Extraordinary items, net..................   (10,436)          378       (10,436)          355
                                             -------       -------       -------       -------
Net earnings (loss).......................  $207,714      $(10,563)     $196,675      $(27,961)
                                             =======       =======       =======       =======



* Condensed and restated for discontinued operations.  (See Note 3).


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, expect per share data)
                                              Three Months Ended       Nine Months Ended
                                            March 31,    April 2,    March 31,     April 2,
                                              1996         1995        1996          1995
                                            --------     ---------   ---------    ---------
                                                            (*)                      (*)
Primary Earnings Per Share:
  Earnings (loss) from continuing
    operations............................  $   9.27     $   (.94)   $   8.28     $  (2.40)
  Earnings from discontinued operations,
    net...................................       .11          .27         .55          .65
  Gain (loss) on disposal of discontinued
    operations, net.......................      3.66         (.01)       3.71         (.01)
  Extraordinary items, net................      (.62)         .02        (.63)         .02
                                             -------      -------     -------      -------
  Net earnings (loss).....................  $  12.42     $   (.66)   $  11.91     $  (1.74)
                                             =======      =======     =======      =======

Fully Diluted Earnings Per Share:
  Earnings (loss) from continuing
    operations............................  $   9.25     $   (.94)   $   8.16     $  (2.40)
  Earnings from discontinued operations,
    net...................................       .10          .27         .54          .65
  Gain (loss) on disposal of discontinued
    operations, net.......................      3.65         (.01)       3.65         (.01)
  Extraordinary items, net................      (.62)         .02        (.62)         .02
                                             -------      -------     -------      -------
  Net earnings (loss).....................  $  12.38     $   (.66)   $  11.74     $  (1.74)
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

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                           Nine Months Ended
                                                         March 31,      April 1,
                                                           1996          1995
                                                       -----------    -----------
                                                                         (*)
Cash flows provided by (used for)
  Operations:
   Net loss.......................................     $196,675       $(27,961)
    Depreciation and amortization.................       23,723         23,245
    Accretion of discount on long-term liabilities        3,637          3,209
    Gain on the merger of subsidiaries
      (See Note 2)................................     (162,859)          --
    Gain on the sale of discontinued operations
      (See Note 3)................................     (117,573)          --
    Minority interest.............................        1,414          2,112
    Undistributed earnings of affiliates..........       (1,817)          (407)
    Changes in assets and liabilities.............       14,458        (40,120)
    Non-cash charges and working capital
      changes of discontinued operations..........         --            6,142
                                                        -------        -------
    Net cash used for operations..................      (42,342)       (33,780)

  Investments:
    Purchase of property, plant and equipment.....      (12,263)       (11,570)
    Acquisitions of subsidiaries, net of cash
      acquired....................................         --          (12,061)
    Proceeds from the sale of discontinued
      operations..................................       78,400           --
    Proceeds received from (used for) investment
      securities, net.............................       (1,015)         6,593
    Changes in net assets held for sale...........        5,670          3,712
    Other, net....................................         (527)          (915)
    Investing activities of discontinued
      operations..................................         --             (922)
                                                        -------        -------
    Net cash provided by (used for) investments...       70,265        (15,163)

  Financing:
    Proceeds from issuance of debt................       58,240         14,417
    Debt repayments and repurchase of debentures,
      net.........................................     (100,098)       (31,921)
    Issuance of Class A common stock..............          948           --
                                                        -------        -------
    Net cash used for financing...................      (40,910)       (17,504)

Effect of exchange rate changes on cash...........          447            985
Net decrease in cash..............................      (12,540)       (65,462)
Cash and cash equivalents, beginning of period....       71,182        102,368
                                                        -------        -------
Cash and cash equivalents, end of period..........     $ 58,642       $ 36,906
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

                                            Nine Months Ended
(In thousands)                             March 31,   April 2,
                                             1996        1995
                                          ----------  ----------
Sales...................................  $447,086    $359,071
Loss from continuing operations.........   (17,367)    (29,985)

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

(In thousands)                                 Three Months Ended         Nine Months Ended
                                              March 31,    April 2,     March 31,    April 2,
                                                1996         1995         1996         1995
                                              --------     --------     --------     --------
                                                             (*)                       (*)
Sales by Business Segment:
   Aerospace Fasteners....................... $ 57,885     $ 55,521     $165,875     $159,359
   Aerospace Distribution....................   35,698         --         35,698         --
   Industrial Products.......................   15,606       13,006       53,964       27,412
   Communications Services (**)..............   26,262       34,455       91,290       76,965
                                               -------      -------      -------      -------
Total........................................ $135,451     $102,982     $346,827     $263,736
                                               =======      =======      =======      =======
Operating Income (Loss) by Business Segment:
   Aerospace Fasteners....................... $    828     $ (3,391)    $    (88)    $ (4,146)
   Aerospace Distribution....................      742         --            742         --
   Industrial Products.......................      (87)         299        1,556       (2,805)
   Communications Services (**)..............    4,773        5,172       14,544       13,423
                                               -------      -------      -------      -------
Total........................................    6,256        2,080       16,754        6,472

   Corporate administrative expense..........   (3,783)      (4,140)     (11,035)     (10,901)
   Other corporate expense...................      (84)      (1,655)        (548)      (2,365)
                                               -------      -------      -------      -------
Operating income (loss)......................    2,389       (3,715)       5,171       (6,794)

Net interest expense.........................  (14,232)     (16,824)     (49,000)     (49,939)
Investment income, net.......................    1,150          190        3,062        2,825
Equity in earnings (loss) of affiliates......      864         (496)       2,753        1,252
Minority interest............................     (329)        (796)      (1,414)      (2,004)
Non-recurring income.........................  161,480         --        161,480         --
                                               -------      -------      -------      -------
Earnings (loss) from continuing operations
  before income taxes........................  151,322      (21,641)     122,052      (54,660)
Income tax benefit...........................    3,773        6,495       14,741       16,000
                                               -------      -------      -------      -------
Earnings (loss) from continuing operations... $155,095     $(15,146)    $136,793     $(38,660)
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

General
- -------

     Overall sales from continuing operations increased by 31.5% in the third quarter and 31.5% for the Fiscal 1996 nine month period, compared to sales for the same periods in Fiscal 1995. Operating income from continuing operations increased $6.1 million in the third quarter and $12.0 million in the Fiscal 1996 nine months period, compared to operating income for the same periods in Fiscal 1995. The net increase in both sales and operating income reflects the inclusion of one month of sales and operating income from Banner, consolidated effective February 25, 1996, offset partially by the deconsolidation of FCSC effective March 13, 1996, as a result of the Merger
with STI.   (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased $2.4 million or 4.3% in the third quarter and increased $6.5 million or 4.1% in the Fiscal 1996 nine month period, compared to the corresponding Fiscal 1995 periods, reflecting moderate growth in this industry. New orders have been strong in recent months.

     Operating income in the Aerospace Fasteners segment increased $4.2 million in the third quarter and $4.2 million in the Fiscal 1996 nine month period, compared to the Fiscal 1995 periods. The Fiscal 1995 periods included income from business interruption insurance resulting from the loss sustained in the January 1994 earthquake. This segment continues to be affected by soft demand, competitive pricing conditions and higher quality control costs resulting from customers' requirements. Management will continue to implement productivity improvements and reduce costs to bring the breakeven point in line with demand, particularly in its U.S. operations. A $1.2 million restructuring charge was recorded in the Fiscal 1996 nine months, primarily for severance pay to employees terminated as a result of further downsizing and for the close down of a small subsidiary located in Japan.

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

     Income taxes - The tax benefit from the continuing operations loss, excluding the nontaxable non-recurring gain, was $14.7 million.

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

     The net earnings increased $224.6 million in the first nine months of Fiscal 1996, compared to the first six months of Fiscal 1995, primarily due to: (i) the $12.0 million increase in operating income, (ii) the $162.9 million non-recurring pre-tax gain recorded from the Merger, and (iii) the
61.3 million gain, net of tax, from the disposal of discontinued operations. Partially offsetting these increases was a $10.4 million extraordinary loss from the early extinguishment of debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 31, 1996, was $397.6 million, which was $285.0 million higher than at June 30, 1995. The principal reasons for this increase included a $170.3 million increase in notes receivable obtained from the sale of DME. In addition, due primarily to the consolidation of Banner and the deconsolidation of FCSC, there was a net increase in accounts receivable of $34.1 million and increase in inventory of $184.8 million (the FCSC business, a telecommunication services business had virtually no inventory). Offsetting this increase in working capital were net increases in accounts payable of $21.2 million and other accrued liabilities of $8.2 million reflecting the reconsolidation of Banner and the deconsolidation of FCSC. The Company's current bank debt borrowings increased $40.4 million reflecting the current debt on the new interim credit agreement at FHC discussed below. Net current assets of discontinued operations decreased $34.6 million reflecting the sale of DME and Data.

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