Form 10-K
period 1996-06-30
FAIRCHILD CORP
filed 1996-09-27
CIK 9779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-K
                             --------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 1996         Commission File Number:  1-6560
                   -------------                                  ------

                          THE FAIRCHILD CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     34-0728587
- -------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

Washington Dulles International Airport
 300 West Service Road, P.O. Box 10803
         Chantilly, Virginia                               20153
- ----------------------------------------                ----------
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
$.10 per share                         New York and Pacific Stock Exchange
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

     As of August 30, 1996, the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of the Registrant held by nonaffiliates was approximately $127.3 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

     As of August 30, 1996, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

    Class A common stock, $.10 par value               13,803,035
                                                     ------------
    Class B common stock, $.10 par value                2,633,704
                                                     ------------


DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement for the 1996 Annual Meeting of Stockholders' to be held on November 21, 1996 (the "1996 Proxy Statement"), which the Registrant intends to file within 120 days after June 30, 1996, are incorporated by reference into Parts III and IV.

                          THE FAIRCHILD CORPORATION
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JUNE 30, 1996

PART I                                                                 Page

     Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . .   4

     Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . .   15

     Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . .   16

     Item 4.    Submission of Matters to
                a Vote of Stockholders . . . . . . . . . . . . . . . .   18

PART II

     Item 5.    Market for the Company's
                Common Equity and Related
                Stockholder Matters  . . . . . . . . . . . . . . . . .   19

     Item 6.    Selected Financial Data  . . . . . . . . . . . . . . .   20

     Item 7.    Management's Discussion and Analysis
                of Results of Operations and
                Financial Condition  . . . . . . . . . . . . . . . . .   20

     Item 8.    Financial Statements and
                Supplementary Data . .. . . . . . . . . . . . . . . .    34

     Item 9.    Disagreements on Accounting
                and Financial Disclosure . . . . . . . . . . . . . . .   78

PART III

     Item 10.   Directors and Executive Officers
                of the Company . . . . . . . . . . . . . . . . . . . .   78

     Item 11.   Executive Compensation . . . . . . . . . . . . . . . .   78

     Item 12.   Security Ownership of Certain
                Beneficial Owners and Management . . . . . . . . . . .   78

     Item 13.   Certain Relationships and
                Related Transactions . . . . . . . . . . . . . . . . .   78

PART IV

     Item 14.   Exhibits, Financial Statement
                Schedules and Reports on Form 8-K  . . . . . . . . . .   79
                                  PART I
                                  ------

ITEM 1.  BUSINESS
- -----------------

(a)  General Development of Business

     The Fairchild Corporation (the "Company") was incorporated under the laws of the State of Delaware in October 1969. The Company changed its name from Banner Industries, Inc. to The Fairchild Corporation on November 15, 1990. The Company is a holding company which owns all of the issued and outstanding stock of RHI Holdings, Inc. ("RHI"), and through RHI all of the issued and outstanding stock of Fairchild Holding Corporation ("FHC"). Through RHI, the Company is the majority stockholder of Banner Aerospace, Inc. ("Banner").

     The Company's principal operations are conducted through RHI and FHC, in four business segments: Aerospace Fasteners, Aerospace Distribution, Industrial Products, and prior to March 13, 1996, Communications Services. The Aerospace Fasteners segment designs, manufactures and markets high performance, specialty fastening systems, primarily for aerospace applications. The Aerospace Distribution segment is a leading international distributor to the aerospace industry, providing a wide range of aircraft parts and related support services. The Industrial Products segment designs, manufactures and markets wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products. The Communications Services segment, which was merged into Shared Technologies Inc. on March 13, 1996, furnished telecommunications services and equipment to tenants of commercial office buildings, and sold, installed, and maintained telecommunications systems for business and government customers. For a comparison of the sales of each of the Company's business segments for each of the last three fiscal years, see "Management Discussion and Analysis of Results of Operations and Financial Condition".

     The Company also owns a significant equity interest in Nacanco Paketleme ("Nacanco"), which manufactures customized cans for soft drinks and beer in Turkey, and Shared Technologies Fairchild Inc. ("STFI"), which provides telecommunications services and systems domestically.

Fiscal 1996 Developments
- ------------------------

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

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the surviving company renamed STFI. Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by FHC, except for the assets and liabilities of FCSC, and $223.5 million of FII's existing debt and preferred stock consisting of (i) the $40.0 million liquidation value of the outstanding Series A and Series C Preferred Stock of FII, (ii) the $125.0 million principal amount outstanding of FII 12 1/4% Senior Notes due 1999 (the "Senior Notes"), and (iii) an amount of bank and other indebtedness of approximately $58.5 million (the "Assumed Indebtedness"). The stock of FHC was then distributed to RHI. No taxabale gain or loss was recognized, in the Company's view, on the transfer of the FII assets and liabilities to FHC, and the distribution of FHC stock to RHI. As part of the Merger Agreement, FII made a cash tender offer to purchase all of the outstanding Senior Notes and obtained such holders consent to amend the indenture under which the Senior Notes were issued to remove all covenants which could be amended or deleted by majority vote (the "Tender Offer"). Pursuant to the Merger, an amount sufficient to redeem the Series
A and Series C Preferred Stock at their liquidation value ($45.00 per share plus accrued and unpaid dividends) was placed with Chemical Mellon Shareholder Services as Escrow Agent. Also as part of the Merger, STFI (i) purchased the $125.0 million aggregate principal amount of Senior Notes tendered pursuant to the aforesaid tender offer, and (ii) repaid in full the Assumed Indebtedness.

     As a result of the Merger, the Company received (i) 6,000,000 shares of Common Stock of STFI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative Convertible Preferred Stock of STFI having an aggregate liquidation preference of $25.0 million (subject to upward adjustment) and which are convertible into Common Stock of STFI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common Stock issued to the Company, approximately 42% of the Common Stock of STFI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20.0 million (which could accrue up to a maximum of $30.0 million over a ten-year period, if not redeemed earlier). In connection with its stock ownership, the Company has the right to elect four of the eleven members of the Board of Directors of STFI and have agreed, subject to certain exceptions, not to sell any of STFI's shares for a two-year period.

     The Merger was structured as a reorganization under section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. In Fiscal 1996, the Company recorded a $163.1 million non-recurring gain from this transaction.

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated January 26, 1996 (the "closing date"), the Company, through its subsidiaries, completed the sale of certain assets, liabilities and the business of the D-M-E Company ("DME") to Cincinnati Milacron Inc. ("CMI") for a sales price of approximately $244.3 million, as adjusted. The sales price consists of $74.0 million in cash, and two 8% promissory notes in the aggregate principal amount of $170.3 million (together, the "8% CMI Notes"). The promissory notes were due to mature one year following the closing date; provided that the Company had the right to require prepayment of, and CMI had the right to prepay the 8% CMI Notes after the six-month anniversary of the closing date. On July 29, 1996, CMI paid in full the 8% CMI Notes.

     As a result of the sale of DME, the Company recorded an after-tax gain on disposal of discontinued operations of approximately $54.0 million in Fiscal 1996.

     On January 27, 1996, FII completed the sale of Fairchild Data Corporation ("Data") to SSE Telecom, Inc. ("SSE") for book value of approximately $4.4 million and 100,000 shares of SSE's common stock valued at $9.0625 per share, or $.9 million, at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale. The Company recorded a loss of $.1 million from this transaction in Fiscal 1996.

     Effective February 25, 1996, the Company completed a transfer of Harco to Banner in exchange for 5,386,477 shares of Banner common stock. The exchange has increased the Company's ownership of Banner common stock from approximately 47.2% to 59.3%, resulting in the Company becoming the majority shareholder of Banner. Accordingly, the Company consolidated Banner on February 25, 1996. Banner is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. Harco is a distributor of precision fasteners to the aerospace industry.

(b)  Financial Information about Business Segments

     The Company's business segment information is hereby incorporated by reference from Note 22 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

(c)  Narrative Description of Business Segments

Aerospace Fasteners
- -------------------

     The Company, through its Aerospace Fasteners segment, is a leading worldwide manufacturer and supplier of fastening systems used in the construction and maintenance of commercial and military aircraft. The Aerospace Fasteners segment accounted for 42.4% of total Company sales for the year ended June 30, 1996.

     Products
     --------

     In general, aerospace fasteners produced by the Company are used to join materials in applications that are not of themselves critical to flight. Products range from standard aerospace screws, to more complex systems that fasten airframe structures, and sophisticated latching or quick disconnect mechanisms that allow efficient access to internal parts which require regular servicing or monitoring. The Aerospace Fasteners segment also manufactures and supplies fastening systems used in non-aerospace industrial and electronic niche applications. The Aerospace Fasteners segment produces and sells products under various trade names and trademarks including Voi-Shan (fasteners for aerospace structures), Screwcorp (standard externally threaded products for aerospace applications), RAM (custom designed mechanisms for aerospace applications), Camloc (components for the industrial, electronic, automotive and aerospace markets), Tridair and Rosan (fastening systems for highly-engineered aerospace, military and industrial applications).

     Principal product lines of the Aerospace Fasteners segment include:

     Standard Aerospace Airframe Fasteners - These fasteners consist of standard externally threaded fasteners used in non-critical airframe applications on a wide variety of aircraft. These fasteners include Hi-Torque Speed Drive, Tri-Wing, Torq-Set, Phillips and Hex Heads.

     Commercial Aerospace Structural and Engine Fasteners - These fasteners consist of more highly engineered, permanent or semi-permanent fasteners used in non-critical but more sophisticated airframe and engine applications, which could involve joining more than two materials. These fasteners are generally engineered to specific customer requirements or manufactured to specific customer specifications for special applications, often involving exacting standards. These fasteners include Hi-Lok, Veri-Lite, Eddie-
Bolt2 and customer proprietary engine nuts.

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

     Sales and Markets
     -----------------

     The products of the Aerospace Fasteners segment are sold primarily to domestic and foreign original equipment manufacturers ("OEMs"), the maintenance and repair market through distributors, and to the United States government. 66.1% of its sales are domestic. Major customers include OEMs such as Boeing, McDonnell Douglas, Airbus, Lockheed and Northrop, and their subcontractors, as well as major distributors such as Burbank Aircraft, Special-T and Wesco. During the last four years, OEMs have significantly reduced their production levels and now require smaller lot sizes of raw materials and components. In addition, OEMs have implemented programs to reduce inventories and pursue just-in-time relationships. This has allowed parts distributors to significantly expand their business due to their ability to better meet OEM objectives. In response, the Company, which formerly supplied the OEMs directly, is expanding efforts to provide parts through distributors, by establishing master distributorship agreements, with Airbus, CASA Spain, Special-T and Wesco. No single customer accounts for more than 10% of consolidated sales.

     Products are marketed by a direct (field) sales force which coordinates with an internal (technical/engineering)sales force. The field sales effort is organized by region and customer. The internal sales force is organized by facility and product range and is focused on servicing customers needs, identifying new product applications, and obtaining the approval of new products. All the Company's products are leveraged through centralized advertising and promotional activities.

     Revenues in the Aerospace Fastener's segment bear a strong relationship to aircraft production. As OEMs searched for cost cutting opportunities during the aerospace industry recession, parts manufacturers, including the Company, accepted lower-priced and/or smaller orders to maintain market share, at lower profit margins. However, during the last year, this situation has improved as build rates in the aerospace industry have increased and resulted in capacity constraints. As lead times have increased, the Company has been able to negotiate contracts at more favorable pricing with its major customers as well as lot sizes that are more economic. In addition, the Company has refused to accept "make and hold" contracts which traditionally resulted from parts manufacturers agreeing to produce parts which would then remain in the parts manufacturer's inventory indefinitely. Overall, existing backlog should be sold at higher margins and in for larger lot sizes which are appropriate to each facility's costs.

     Fasteners also have applications in the automotive/industrial industry, where numerous special fasteners are required (such as engine bolts, wheel bolts and turbo charger tension bolts). The Company is actively targeting the automotive market as a hedge against any potential downturn in the aerospace industry.

     Manufacturing and Production
     ----------------------------

    The Aerospace Fasteners segment has five primary manufacturing facilities, of which three are located in the United States and two are located in Europe. Each facility has virtually complete production capability, and subcontracts only those orders which exceed capacity. Each plant is designed to produce a specified product or group of products, depending on the production process involved as well as certification and customer demands. The Company has obtained IPSO and D1 certificates, which means that its manufacturing facilities meet stringent production and process standards that are increasingly being required by many major manufacturers.

     During the last four years, the Company has consolidated its global production of fasteners from ten into five facilities. Staffing levels have also been extensively reduced at production facilities and at the headquarters level to better reflect production volumes. Roughly 40% of the workforce has been cut to bring current employment down to about 1,700 from 2,700. Headcount reduction during the last fiscal year included over two hundred headquarters staff members moving into the production facilities to displace redundant plant staff members.

     During Fiscal 1995, management began implementation of a new information system at all its U.S. facilities, which will also be functional in Fiscal 1997 for its European operations. The new system performs detailed and timely cost analysis of production by product and facility. Updated MIS systems also help the Company to better service its customers. OEMs require each product to be produced in a OEM-qualified/OEM-approved facility.

     Competition
     -----------

     Despite intense competition in the industry, the Company remains the dominant manufacturer of aerospace fasteners. The worldwide aerospace fastener market is estimated to be $1 billion (before distributor reselling). The Company holds approximately 20%-25% of the market and competes with SPS, Kaynar, and Hi-shear, which hold approximately 19%, 10% and 8% of the market, respectively. In Europe, its largest competitors are Blanc Aero, Southco Fasteners, and Schwarz Verbindungs.

     The Company competes primarily in the highly-engineered "systems" segment as the Company produces a broad product range which allows it to more fully serve each OEM or distributor's needs. The specialized producers (those producing one or a limited number products) tend to be smaller, independent operators which are more vulnerable to substitution or technological obsolescence risks. The Company's product array is diverse and offers customers a good selection to address the various production needs.
In addition, roughly 45% of the Company's output is unique or is in a market where the Company has a small number of competitors. The Company seeks to maintain a technological edge as a competitive advantage, and has historically demonstrated its ability to innovate and compete in a number of ways.

Aerospace Distribution
- ----------------------

     The Company acquired a majority ownership of Banner on February 26, 1996. The Company, through Banner, distributes a wide variety of aircraft parts, which it carries in inventory. In addition to selling products that it has purchased on the open market, Banner also acts as a non-exclusive, authorized distributor of many different product lines. No single distributor arrangement is material to the Company's financial condition taken as a whole. The Aerospace Distribution segment accounted for 25.9% of total Company sales in Fiscal 1996.

     Products
     --------

     Banner believes it is the world's largest independent stocking distributor of aircraft hardware inventory, including bearings, nuts, bolts, screws, rivets and other types of fasteners that are used on aircraft. Banner purchases its inventory of hardware parts principally from manufacturers. An extensive inventory of products and a quick response time are essential in providing services to its customers. Another key factor in selling to its customers is Banner's ability to maintain a system that provides for traceability of parts back to the manufacturer.

     Products of the Aerospace Distribution segment are divided into three groups: hardware, rotables and engines. Hardware includes bearings, nuts, bolts, screws, rivets and other types of fasteners. Rotables include flight data recorders, radar and navigation systems, instruments, landing gear and hydraulic and electrical components. Engines include jet engines and engine parts for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. Banner provides a number of services such as immediate shipment of parts in aircraft on ground situations. The Aerospace Distribution segment also provides products to OEMs in the aerospace industry under just-in-time and inventory management programs. Banner also buys and sells commercial aircraft from time to time.

     Hardware is usually purchased new from manufacturers, but may also be purchased from other distributors. Hardware is sold only in new condition. Rotable parts are sometimes purchased as new parts, but are generally purchased as used parts which are then overhauled for the Company by outside contractors, including the original manufacturers and FAA-licensed facilities. Rotables are sold in a variety of conditions such as new, overhauled, serviceable and "as is". Rotables can also be exchanged instead of sold. An exchange occurs when an overhauled aircraft part in inventory is exchanged for a used part from the customer and the customer is charged an exchange fee plus the actual cost to overhaul the part. Engines and engine components are sold as is, overhauled or disassembled for resale as parts.

     Sales and Markets
     -----------------

     Subsidiaries of the Aerospace Distributions segment sells its products in the United States and abroad to most of the world's commercial airlines and to air cargo carriers, as well as many OEMs, other distributors, fixed-base operators, corporate aircraft operators and other aerospace and non-aerospace companies. Approximately 68.0% of its sales are domestic.

     The Aerospace Distributions segment market through their respective direct sales forces, outside representatives and, for some product lines, overseas sales offices. Sales in the aviation aftermarket depend on price, service, quality and reputation. The Aerospace Distribution segment's business does not experience significant seasonal fluctuations nor does the business depend on a single customer. No single customer accounts for more than 10% of the Company's consolidated revenue.

     Competition
     -----------

     The hardware product group competes with OEMs such as Boeing, which supports the fleet of Boeing-produced aircraft; fastener manufacturers, as well as independent distributors such as Wesco Aircraft Hardware Corp., M&M Aerospace Hardware, Tri-Star Aerospace, Inc. and many other large and small companies. Banner believes it generally has a price advantage over manufacturers in the smaller quantities in which it usually deals, and can generally provide more expeditious service. In the rotable group, the major competitors are AAR Corp., Air Ground Equipment Services ("AGES"), Aviation Sales Company, The Memphis Group and other large and small companies in a very fragmented industry. The major competitors for Banner's engine group are OEMs such as General Electric Company and Pratt and Whitney, as well as the engine/engine parts division of AAR Corp. and AGES and many smaller companies.

Industrial Products
- -------------------

     The Industrial Products segment consists primarily of three distinct companies operating under the trade names Fairchild Technologies ("FT"), Fairchild Scandinavian Bellyloading Company AB ("SBC") and Fairchild Gas Springs Division ("Gas Springs").

     Acquired by the Company in June 1994, FT is a designer, manufacturer and marketer of high performance, cost effective production equipment used to manufacture semiconductors, liquid crystal displays (LCD) and compact disk
(CD) products.

     A Fiscal 1995 start-up operation, Gas Springs is a designer and manufacturer of gas springs for automotive and industrial/commercial applications to assist in the raising, lowering and moving of heavy loads.

     Acquired by the Company in September 1994, SBC is the designer and manufacturer of patented cargo loading systems, which are installed in the cargo area of commercial aircraft, enabling cargo to be loaded rapidly and efficiently.

     The Industrial Products segment accounted for 13.5% of total Company sales for the year ended June 30, 1996. Approximately 89.5% of the Industrial Products segment revenues is provided by FT.

     Products
     --------

     FT is a leader in microlithography manufacturering in Europe and has four primary product lines, the first being equipment for wafer microlithography processing. This includes the mainstay Series 6000 Flexible Wafer Process Line, consisting of lithographic processing systems with flexible material flow, modular design and high throughput, and the recently designed Falcon Modular Microlithography System for 0.25 micron (65/256 Mbit) device manufacturing. The Falcon system has a fully modular design and is expandable to accommodate expected technological advancements and specific customer configurations.

     A second product line is coating and handling equipment for compact disc production, and FT has been a leader in this field since the early days of CD production, and is a preferred supplier to Europe's largest CD manufacturer. A third line is modular process equipment for use by the fabricators of liquid crystal displays. FT supplies advanced modular solutions with high throughput, small footprint and minimum cost of ownership. FT is also a leading manufacturer of photolithography processing equipment for photomask and thinfilm products.

     FT specializes in providing system solutions, and in coating, developing, priming, etching, stripping, cleaning and thermal processing of wafers, substrates and related semiconductor products.

     Gas Springs manufactures gas load springs, devices used in the raising, lowering or moving of heavy loads. This product can be used for numerous consumer and industrial applications, including fitness equipment, sunbeds, furniture, automotive, and agricultural and construction equipment.

     SBC produces a sliding carpet loading systems for installation in the cargo area of commercial aircraft.

     Sales and Markets
     -----------------

     With a strong base of controls/clean room technology and software/services engineering, FT is able to provide systems with multiple modular designs for a variety of customer applications. Today, more than 1,000 FT wafer production systems are in operation worldwide. Approximately 60% of the Company's business in 1996 is derived from wafer related products and services. The remaining 40% is split between LCD and CD related systems, products, and services. Major customers in the wafer product line are Motorola, Samsung, Siemens, GEC Plessey, Texas Instruments, National Semiconductor, Macronix, and Erso. Other major customers include Philips and Litton for the LCD product line, Sonopress (Bertelsmann), and Krauss Maffei for the CD product line and Hyundai, NEC and Canon for the photomask product line.

     Approximately 88.2% of the Industrial Products segment sales are foreign.

     Manufacturing and Production
     ----------------------------

     FT has two manufacturing facilities consisting of Fairchild Technologies GmbH, located in Vaihingen, Germany and Fairchild Technologies USA, Inc. located in Fremont, California.

     Competition
     -----------

     The wafer product line and the LCD product line competes with Tokyo Electron, Dai Nippon Screen and the Silicon Valley Group. Competitors in the CD product line consists of Robi Systems, Leybold and Marubeni. Competition in the photomask product line is provided by Mitsubishi Toyo, Tasmo and Solid State Equipment.

Communication Services
- ----------------------

     On March 13, 1996, the Company's Fairchild Communications Services Company was merged with STI. As a result of the Merger, the Company is accounting for its investment in STFI using the equity method. Prior to March 13, 1996, the Company consolidated the results of FCSC. The Communications Services segment accounted for 18.2% of total Company sales for the year ended June 30, 1996. All of the Communications Services segment sales were domestic.

Foreign Operations
- ------------------

    The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total revenue of any geographic area. Export sales are made by U.S. subsidiaries and divisions to customers in non-U.S. countries, whereas foreign sales are made by the Company's non-U.S. subsidiaries. For the Company's sales results by geographic area and export sales, see Note 23 of the Company's consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Major Customers
- ---------------

     No single customer accounted for more than 10% of consolidated sales in any of the Company's business segments for the year ended June 30, 1996.

Backlog of Orders
- -----------------

    Backlog is significant in the Company's Aerospace Fasteners segment, Aerospace Distribution segment and Industrial Products segments, due to long-term production requirements of its customers. The Company's backlog of orders as of June 30, 1996 in the Aerospace Fasteners, Aerospace Distribution segment and Industrial Products segments amounted to $109.9 million, $62.2 million, and $22.9 million, respectively. The Company anticipates that approximately 86.8% of the aggregate backlog at June 30, 1996 will be delivered by June 30, 1997.

Suppliers
- ---------

     The Company does not consider itself to be materially dependent upon any one supplier, but is dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet its commitments to its customers.


Research and Patents
- --------------------

     The Company's research and development activities have included:
applied research; development of new products; testing and evaluation of, and improvements to, existing products; improvements in manufacturing techniques and processes; development of product innovations designed to meet government safety and environmental requirements; and development of technical services for manufacturing and marketing. The Company's sponsored research and development expenditures amounted to $.1 million, $1.0 million and $1.4 million for the years ended June 30, 1996, 1995, and 1994, respectively. The Company owns patents relating to the design and manufacture of certain of its products and is a licensee of technology covered by the patents of other companies. The Company does not believe that any of its business segments are dependent upon any single patent.

Personnel
- ---------

    As of June 30, 1996, the Company had approximately 2,800 employees. Approximately 5% of these employees were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Environmental Matters
- ---------------------

     See discussion of Environmental Matters under Item 3 "Legal Proceedings" below.

ITEM 2.   PROPERTIES
- --------------------

     As of June 30, 1996, the Company owned or leased properties totalling approximately 1,525,000 square feet, approximately 791,000 square feet of which was owned and 734,000 square feet was leased. The Aerospace Fasteners segment's properties consisted of approximately 563,000 square feet, with principal operating facilities of approximately 516,000 square feet concentrated in Southern California and Germany. The Aerospace Distribution segments properties consisted of approximately 703,000 square feet, with principal operating facilities of approximately 473,000 square feet located in California, Connecticut, Florida, Texas and Utah. The Industrial Products segment's properties consisted of approximately 117,000 square feet, with principal operating facilities of approximately 82,000 square feet located in California and Germany.

     The Company owns its corporate headquarters at Washington-Dulles International Airport.

     The Company has several parcels of property which it is attempting to market, lease and/or develop, including: (i) a 68 acre parcel located in Farmingdale, New York, (ii) a 6 acre parcel in Temple City, California, (iii) an 8 acre parcel in Chatsworth, California, and (iv) several other parcels of real estate primarily located throughout the continental United States.

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

                             Owned or   Square    Business Segment/       Primary
Location                      Leased    Footage         Group              Use
- --------                     --------   -------   -----------------       -------
Torrance, California           Owned    284,000   Aerospace Fasteners     Manufacturing
Sun Valley, California         Leased   143,000   Aerospace Distribution  Distribution
City of Industry, California   Owned    140,000   Aerospace Fasteners     Manufacturing
Carrollton, Texas              Leased   126,000   Aerospace Distribution  Distribution
Chantilly, Virginia            Owned    125,000   Corporate               Office
West Valley City, Utah         Owned     81,000   Aerospace Distribution  Distribution
Ft. Lauderdale, Florida        Leased    57,000   Aerospace Distribution  Distribution
Santa Ana, California          Owned     50,000   Aerospace Fasteners     Manufacturing
Vailingem Germany              Leased    49,000   Industrial Products     Manufacturing
Kelkheim, Germany              Leased    42,000   Aerospace Fasteners     Manufacturing
El Segundo, California         Leased    36,000   Aerospace Distribution  Distribution
Fremont, California            Leased    31,000   Industrial Products     Manufacturing
Suffield, Connecticut          Owned     30,000   Aerospace Distribtuion  Distribution

     Information concerning long-term rental obligations of the Company at June 30, 1996, is set forth in Note 21 to the Company's consolidated financial statements, included in Item 8, Financial Statements and Supplementary Data.

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

     As of June 30, 1996, the consolidated total recorded liabilities of the Company for environmental matters totalled $11.3 million, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $19.1 million.


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

     Information regarding the quarterly price range of the Company's Class A Common Stock is hereby incorporated by reference from Note 24 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

(b)  Holders

     The Company had approximately 1,425 and 68 record holders of its Class A and Class B Common Stock, respectively, at August 30, 1996.

(c)  Dividends

     The Company suspended its regular dividend payments in Fiscal 1988. The Company's present intention is to resume regular dividend payments when deemed prudent by its Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

Five-Year Financial Summary
(In thousands, except per share data)

For the years ended June 30,            1996       1995        1994        1993        1992
- ---------------------------         ----------  ----------  ----------  ----------  ----------
Summary of Operations:
  Net sales........................ $  500,810  $  365,550  $  277,646  $  315,118  $  357,542
  Earnings (loss) from continuing
    operations.....................    137,370     (47,914)    (13,594)    (54,930)    (28,809)
  Earnings (loss) per share from
    continuing operations:
      Primary......................       8.28       (2.97)        .84       (3.41)      (1.77)
      Fully diluted................       8.03       (2.97)        .84       (3.41)      (1.77)
  Cash dividends per common share:
    Class A........................        --         --          --          --           .20
    Class B........................        --         --          --          --           .10
Balance Sheet Data:
  Total assets..................... $1,009,938  $  850,294  $  866,621  $  941,675  $  986,203
  Long-term debt, less current
    maturities.....................    368,589     509,715     522,406     566,491     533,820
  Redeemable preferred stock of
    subsidiary.....................       --        16,342      17,552      17,732      42,858
  Stockholders' equity.............    231,168      40,180      69,494      53,754     111,808
    per outstanding common share...      14.10        2.50        4.32        3.34        6.85

     Fiscal 1996 includes (i) the non-recurring gain resulting from the merger of Fairchild Communications Services Company into Shared Technologies Inc., (ii) the gain on disposal of discontinued operations, primarily resulting from the sale of the D-M-E Company, and (iii) the results of Banner Aerospace, Inc. which have been consolidated since Banner became a majority-owned subsidiary on February 25, 1996. Prior to February 25, 1996, the Company's investment in Banner was accounted for using the equity method. Fiscal 1994 includes the gain on the sale of Rexnord Corporation stock.
These transactions materially affect the comparability of the information reflected in the selected financial data.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- ------------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

     The Fairchild Corporation (the "Company") was incorporated in October, 1969, under the laws of the State of Delaware. On November, 15, 1990, the Company changed its name from Banner Industries, Inc. to The Fairchild Corporation. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the 100% owner of Fairchild Holding Corporation ("FHC") and the majority owner of Banner Aerospace, Inc. ("Banner"). The Company's principal operations are conducted through RHI and FHC. The Company also holds significant equity interests in Shared Technologies Fairchild, Inc. ("STFI") and Nacanco Paketleme ("Nacanco").

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

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the surviving company renamed STFI. Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by FHC, except for the assets and liabilities of FCSC, and $223.5 million of the FII's existing debt and preferred stock consisting of (i) the $40.0 million liquidation value of the outstanding Series A and Series C Preferred Stock of FII, (ii) the $125.0 million principal amount outstanding of FII 12 1/4% Senior Notes due 1999 (the "Senior Notes"), and (iii) an amount of bank and other indebtedness of approximately $58.5 million (the "Assumed Indebtedness"). The stock of FHC was then distributed to RHI. No taxabale gain or loss was recognized, in the Company's view, on the transfer of the FII assets and liabilities to FHC, and the distribution of FHC stock to RHI. As part of the Merger Agreement, FII made a cash tender offer to purchase all of the outstanding Senior Notes and obtained such holders consent to amend the indenture under which the Senior Notes were issued to remove all covenants which could be amended or deleted by majority vote (the "Tender Offer"). Pursuant to the Merger, an amount sufficient to redeem the Series
A and Series C Preferred Stock at their liquidation value ($45.00 per share plus accrued and unpaid dividends) was placed with Chemical Mellon Shareholder Services as Escrow Agent. Also as part of the Merger, STFI (i) purchased the $125.0 million aggregate principal amount of Senior Notes tendered pursuant to the Tender Offer and (ii) repaid in full the Assumed Indebtedness.

     As a result of the Merger, the Company received (i) 6,000,000 shares of Common Stock of STFI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative Convertible Preferred Stock of STFI having an aggregate liquidation preference of $25.0 million (subject to upward adjustment) and which are convertible into Common Stock of STFI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common Stock issued to the Company, approximately 42% of the Common Stock of STFI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20.0 million (which could accrue up to a maximum of $30.0 million over a ten-year period, if not redeemed earlier). In connection with its stock ownership, the Company has the right to elect four of the eleven members of the Board of Directors of STFI and have agreed, subject to certain exceptions, not to sell any of STFI's shares for a two-year period.

     The Merger was structured as a reorganization under section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. In Fiscal 1996, the Company recorded a $163.1 million non-recurring gain from this transaction.

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated January 26, 1996 (the "closing date"), the Company, through its subsidiaries, completed the sale of certain assets, liabilities and the business of the D-M-E Company ("DME") to Cincinnati Milacron Inc. ("CMI") for a sales price of approximately $244.3 million, as adjusted. The sales price consists of $74.0 million in cash, and two 8% promissory notes in the aggregate principal amount of $170.3 million (together, the "8% CMI Notes"). The promissory notes were due to mature one year following the closing date; provided that the Company had the right to require prepayment of, and CMI had the right to prepay the 8% CMI Notes after the six-month anniversary of the closing date. On July 29, 1996, CMI paid in full the 8% CMI Notes.

     As a result of the sale of DME, the Company recorded an after-tax gain on disposal of discontinued operations of approximately $54.0 million in Fiscal 1996.

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

     DME and Data have been accounted for as discontinued operations and the prior periods financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $108.1 million (through January 26, 1996), $180.8 million and $166.5 million for Fiscal 1996, 1995 and 1994, respectively. Net earnings from discontinued operations was $9.2 million (through January 26, 1996), $14.0 million and $4.9 million for Fiscal 1996, 1995 and 1994, respectively.

     Effective February 25, 1996, the Company completed a transfer of Harco to Banner in exchange for 5,386,477 shares of Banner common stock. The exchange has increased the Company's ownership of Banner common stock from approximately 47.2% to 59.3%, resulting in the Company becoming the majority shareholder of Banner. Accordingly, the Company consolidated Banner on February 25, 1996. Banner is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. Harco is a distributor of precision fasteners to the aerospace industry.

RESULTS OF OPERATIONS

     During Fiscal 1996, the Company operated in four principal business segments: Aerospace Fasteners, Aerospace Distribution, Industrial Products and Communications Services. The following table illustrates the historical sales and operating income of the Company's continuing operations for the past three years.

                                         For the years ended June 30,
(In thousands)                         --------------------------------
                                         1996        1995        1994
Sales by Business Segment:             --------    --------    --------
  Aerospace Fasteners...............   $218,059    $215,364    $203,456
  Aerospace Distribution (c)........    129,973        --          --
  Industrial Products...............     67,330      41,476        --
  Communications Services...........     91,290     108,710      74,190
  Eliminations (a)..................     (5,842)       --          --
                                        -------     -------     -------
Total                                  $500,810    $365,550    $277,646
                                        =======     =======     =======
Operating Income (Loss) by
  Business Segment:

  Aerospace Fasteners (b)...........   $    135    $(11,497)   $(32,208)
  Aerospace Distribution (c)........      5,625        --          --
  Industrial Products...............        826      (5,089)       --
  Communications Services...........     14,561      18,498      16,483
                                        -------     -------     -------
Total                                    21,147       1,912     (15,725)

  Corporate administrative expense..    (14,506)    (13,179)    (16,868)
  Other corporate (expense) income..     (1,196)     (2,152)      2,231
                                        -------     -------     -------
Operating income (loss).............   $  5,445    $(13,419)   $(30,362)
                                        =======     =======     =======

(a) Intersegment eliminations includes $5,819 of sales from the Aerospace
Fasteners segment to the Aerospace Distribution segment and $23 of sales from the Aerospace Distribution segment to the Aerospace Fasteners segment in Fiscal 1996.

(b) Includes restructuring charges of $2.3 million and $18.9 million in Fiscal 1996 and Fiscal 1994, respectively, and an unusual loss from earthquake damage and related business interruption of $4.0 million in Fiscal
1994.

(c) The Company became the majority shareholder of Banner Aerospace, Inc. on February 25, 1996 and, accordingly, began consolidating their results as of then.

FISCAL 1996 VERSUS FISCAL 1995

General
- -------

     Overall sales increased by 37.0% in Fiscal 1996, compared to sales in Fiscal 1995, which reflected strong sales performances from the Aerospace Fasteners, Aerospace Distribution and Industrial Products business segments.

    Operating income increased $18.9 million in Fiscal 1996, compared to operating losses in Fiscal 1995. During Fiscal 1996, operating losses decreased significantly in the Aerospace Fasteners segment, primarily due to the cost of management changes, consolidation of plants, eliminating unprofitable product lines, pricing adjustments, substantial work force downsizing and new productivity programs, quality and marketing programs put in place. Operating income in the current year was up in the Industrial Products segment. The Communications Services segment contributed operating income of $14.6 million through March 13, 1996 when it was deconsolidated and merged with STFI. (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased 1.3% in Fiscal 1996, compared to the Fiscal 1995 period, reflecting moderate growth in this industry. New orders have been strong in recent months. The Harco division was transferred to the Aerospace Distribution segment on February 25, 1996. Excluding Harco's sales in both periods, sales increased 3.6% in Fiscal 1996.

     Operating income was positive in the Aerospace Fasteners segment, which was a $11.6 million improvement in the Fiscal 1996 period over the corresponding Fiscal 1995 period. Management will continue to implement productivity improvements and reduce costs. A restructuring charge of $2.3 million was recorded in Fiscal 1996, primarily for severance pay to employees terminated as a result of further downsizing.

Aerospace Distribution
- ----------------------

     As a result of the transfer of Harco to Banner effective February 25, 1996, the Company recorded four months of sales and operating income of Banner, including Harco, for four months, as part of the Aerospace Distribution segment. This segment reported $130.0 million in sales and $5.6 million in operating income for this four month period ended June 30, 1996. The first eight months of Harco's sales and operating income are included in the Aerospace Fasteners Segment.

Industrial Products
- -------------------

     Sales in the Industrial Products segment, which included two start up operations in Fiscal 1995, increased 62.3% in Fiscal 1996, compared to the Fiscal 1995 period. $24.3 million of the sales increase is attributable to the performance of Fairchild Technologies which includes Fairchild Convac, a semiconductor equipment manufacturer which had a strong Fiscal 1996 performance resulting from the shipment of orders included in the prior year end backlog. This was compared to a very slow Fiscal 1995, which was the first period following the acquisition of Fairchild Convac. Also included in this segment is the Gas Spring division, which reported sales of $4.8 million in Fiscal 1996, and the Fairchild Scandinavian Bellyloading Company "SBC" which reported sales of $2.2 million.

     Operating income in the Industrial Products segment became positive in Fiscal 1996 and increased $5.9 million in Fiscal 1996, compared to Fiscal 1995. $3.8 million of this net increase was contributed by Fairchild Technologies, primarily the result of its increase in sales and $2.5 million by the Gas Spring start-up which decreased its losses to breakeven.

Communications Services
- -----------------------

     Sales of $91.3 million were reported for the Communications Services segment in Fiscal 1996 for 8 1/2 months compared to a full 12 months of operating results in Fiscal 1995 as a result of the March 13, 1996 merger of the Communications Services segment with STI. Operating income of $14.6 million was reported for the Communications Services segment in Fiscal 1996 for 8 1/2 months prior to the Merger.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - During Fiscal 1996, corporate administrative expense increased 10.1%. This increase resulted from additional corporate expenses required to complete the Merger and sale of discontinued operations. The Fiscal 1995 expense was lower partially due to the reversal of several accruals not required.

     Other corporate expense decreased $1.0 million in Fiscal 1996, compared to Fiscal 1995, primarily due to a favorable settlement of a bankruptcy case.

     Net interest expense decreased 12.8% in Fiscal 1996, compared to the prior year period, due primarily to lower borrowings as a result of the sale of DME and the Merger, and higher interest income earned on the 8% CMI Notes.

     Investment income, net, decreased by 19.9%, primarily as a result of losses realized on the write-off of two foreign investments.

     Equity in earnings of affiliates increased $3.3 million in Fiscal 1996, compared to Fiscal 1995. Earnings from Nacanco, in which the Company holds a 31.9% interest, increased $2.6 million for the year, primarily due to a 25.2% increase in net sales in the current year.

     Minority interest expense includes dividend expense on FII's Series C Preferred Stock until it was redeemed on March 13, 1996, and approximately 40.7% of Banner's earnings since the consolidation of Banner on February 25, 1996.

     Non-Recurring income includes a $163.1 million nontaxable gain resulting from the Merger. Expenses related to other transactions are netted against the above gain.

     Income Taxes - For Fiscal 1996, the tax benefit from the continuing operations loss, excluding the nontaxable non-recurring gain, was $22.1 million.

     Earnings from discontinued operations, net, include the earnings, net of tax from DME and Data for all periods presented.

     Gain (loss) on disposal of discontinued operations resulted primarily from the sale of DME to CMI.

     Extraordinary items, net, resulted from premiums paid, redemption costs and consent fees associated with the retirement of the Senior Notes and the write off of deferred loan fees, primarily related to Senior Notes and bank debt extinguished early. This totaled $10.4 million, net of a tax benefit, in Fiscal 1996.

     The net earnings increased $223.5 million in Fiscal 1996, compared to Fiscal 1995, primarily due to: (i) the $18.9 million increase in operating income, (ii) the $163.1 million non-recurring pre-tax gain recorded from the Merger, and (iii) the $53.6 million gain, net of tax, from the disposal of discontinued operations. Partially offsetting these increases was a $10.4 million extraordinary loss from the early extinguishment of debt.

FISCAL 1995 VERSUS FISCAL 1994

General
- -------

     Overall sales increased by 31.7% in Fiscal 1995, compared to sales in Fiscal 1994, which reflected stronger sales performances from all three business segments.

    Operating income increased $16.9 million in Fiscal 1995, compared to operating losses in Fiscal 1994. During Fiscal 1995, operating losses decreased significantly in the Aerospace Fasteners segment, primarily due to the Fiscal 1994 period having included a restructuring charge of $18.9 million and a $4.0 million charge for earthquake damage and related business interruption. Operating income in Fiscal 1995 was up 12.2% in the Communications Services segment. (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased 5.9% in Fiscal 1995, compared to the Fiscal 1994 period, primarily resulting from aggressive management efforts during Fiscal 1995 to reduce backlog caused by quality problems and earthquake disruption, which have diminished.

     Operating losses in the Aerospace Fasteners segment decreased $20.7 million for the Fiscal 1995 period, over the corresponding Fiscal 1994 period; however, this segment continued to be affected by soft demand and severe price erosion and higher quality control costs resulting from customers' requirements. The Fiscal 1995 loss resulted primarily from excess costs incurred to reduce the past due sales backlog, which included many orders of small quantities at low profit margins. Certain products have yielded negative margins due to labor inefficiencies and low prices. Management has taken steps to cancel any such orders remaining in the backlog unless improved pricing can be negotiated. Significant provisions for excess and slow moving inventories were also recorded in Fiscal 1995, contributing to the operating loss. Management will continue to reduce the capacity of the Aerospace Fasteners segment as necessary to bring the breakeven point in line with demand. These actions may result in further restructuring charges in the future. A restructuring charge of $18.9 million was recorded in the prior year for nonrecurring costs related to exiting certain aircraft engine bolt lines, and an unusual loss of $4.0 million was recorded in the prior year for earthquake damage (see below).

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

Industrial Products
- -------------------

     Included in the Industrial Products segment were sales from Fairchild Technologies (which evolved from Convac GmbH, a semiconductor equipment manufacturing company acquired at the end of Fiscal 1994), FSB, another small acquisition, made early in Fiscal 1995 and the Gas Spring Division, a Fiscal 1995 start-up company. The combined sales of these companies was $41.5 million in the Fiscal 1995 period.


     Operating losses were incurred from operations which incurred significant organization and start-up costs.

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

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - During Fiscal 1995, corporate administrative expense decreased 21.9%. This decline resulted primarily from cost controls, including a reduction in work force and wage and salary caps that were in effect for most corporate employees, and sale of the Company airplane during Fiscal 1994.

     Other Corporate Income - Other corporate income decreased $4.4 million in Fiscal 1995, compared to Fiscal 1994, primarily due to increased carrying costs and losses reported on net assets held for sale. In addition, start up costs related to a corporate sponsored joint venture are included in this category. Gain on sale of a trademark was recognized in the prior year period.

     Net Interest Expense - Net interest expense decreased 2.8% in Fiscal 1995, compared to the prior year period, due primarily to lower borrowings and increased interest income earned on higher balances of cash and cash equivalents during the Fiscal 1995 period.

     Investment income, net - Investment Income decreased by 7.5%, primarily as a result of higher dividends realized on participating annuity contracts in the prior year period.

     Equity in earnings of affiliates increased $3.0 million in Fiscal 1995, compared to Fiscal 1994. Earnings from Nacanco, in which the Company holds a 31.9% interest, were down $2.6 million for the year, primarily due to a large tax adjustment taken during the current year. The Fiscal 1994 period included a $5.7 million loss from Banner Aerospace which included losses on discontinued operations and restructuring charges.

     Minority interest expense includes dividend expense on FII's Series C Preferred Stock.

     Non-Recurring Income - Non-recurring income in the Fiscal 1994 period includes the net pre-tax gain of $129.1 million on the Company's 43.9% stock interest in Rexnord Corporation, which was sold to BTR Dunlop Holdings, Inc. on December 23, 1993.

     Income Taxes - For Fiscal 1995, the Company recorded a tax benefit of $28.2 million at a 37.1% effective tax rate.

     Earnings from discontinued operations, net, include the earnings from DME and Data, net of tax for all periods presented.

Accounting Changes:
- -------------------

     1) Postretirement Benefits - Using the immediate recognition method, the Fiscal 1994 after-tax benefit to earnings for the cumulative effect of this accounting change was $4.3 million, which represented the unamortized portion of an overstated liability for discontinued operations, partially offset by the transition obligation for active employees and retirees of continuing operations. Included in Fiscal 1994 earnings from discontinued operations is a net charge of $4.8 million, which represents the portion allocated to DME and Data for the implementation of SFAS 106. In addition, in Fiscal 1994, a $7.5 million charge, net of the Company's related tax benefit, was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this change in accounting.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded, in Fiscal 1994, a $2.0 million benefit, representing the cumulative effect on prior years. Included in Fiscal 1994 earnings from discontinued operations, is a net charge of $4.4 million representing DME's share of the SFAS 109 implementation, resulting from deferred taxes related primarily to fixed assets, prepaid pension expenses, and inventory differences. In addition, a $.5 million charge was recorded for the Company's share of Rexnord Corporation's ("Rexnord") cumulative charge resulting from this change in accounting.

     Net Earnings (Loss) - The net earnings (loss) decreased $49.6 million in Fiscal 1995, compared to the Fiscal 1994 period, primarily due to the $129.1 million net pre-tax gain on the sale of the Company's interest in Rexnord recognized in the Fiscal 1994 period. Offsetting the decrease were: (1) the $16.9 million increase in operating income and the $3.0 million increase in equity earnings in Fiscal 1995, (2) the $2.0 million decrease in net interest expense, (3) the $1.7 million charge, net of tax, for the cumulative effect of accounting changes, which was recorded in Fiscal 1994, and (4) a decrease in taxes of $45.9 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1996, was $352.9 million, which was $240.3 million higher than at June 30, 1995. The principal reasons for this increase included a $170.4 million receivable reflecting the 8% CMI Notes. In addition, due primarily to the consolidation of Banner and the deconsolidation of FCSC, there was a net increase in accounts receivable of $33.2 million, and increase in inventory of $192.9 million (the FCSC business, a telecommunication services business had virtually no inventory). Offsetting this increase in working capital were net increases in accounts payable and accrued liabilities of $30.4 million reflecting the reconsolidation of Banner and the deconsolidation of FCSC. The Company's current bank debt borrowings increased $43.9 million reflecting the current debt on the new interim credit agreement at FHC discussed below. Net current assets of discontinued operations decreased $34.6 million reflecting the sale of DME and Data.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at June 30, 1996, had a book value of $45.4 million and included two parcels of real estate in California, a 68 acre parcel of real estate located in Farmingdale, New York, two landfills in Pennsylvania, a real estate joint venture in California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to market conditions or, with respect to certain of the parcels, the resolution of environmental matters. Net assets held for sale decreased $6.2 million primarily resulting from the sale of 20 acres of a larger parcel of real estate, owned by the Company, in Farmingdale, New York. The proceeds were applied against the carrying value of this property.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities.

     Property, plant and equipment ("PP&E") decreased $45.0 million from June 30, 1995, as a result of deconsolidating FCSC and consolidating Banner. At March 13, 1996 FCSC had PP&E of $51.1 million which was deconsolidated, and Banner had $12.9 million which was consolidated.

     Investments and advances in affiliated companies decreased $15.9 million. Changes in investments and advances in affiliates included a $54.0 million decrease resulting from the consolidation of Banner, offset partially by recording a $29.0 million investment from the Merger, in which the Company retained a 41% interest in STFI, and recording equity earnings of $4.9 million (primarily Nacanco) during the year.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, litigation settlements and related costs.

     The Company maintains credit agreements (the "Credit Agreements") with a consortium of banks, which provides revolving credit facilities to RHI, FHC and Banner and term loans to FHC and Banner (collectively the "Credit Facilities").

     On March 13, 1996, in connection with the Merger, the Company replaced the credit agreement of its former subsidiary, VSI Corporation, (the "Prior Credit Agreement") with an interim credit agreement (the "Interim Credit Agreement") at FHC. The Interim Credit Agreement provided FHC with a $50.0 million revolving credit facility and a $30.0 million term loan, both of which generally had an interest rate of 1/2% over the prime rate, or 1 1/2% over the London Interbank Offered Rate ("LIBOR")and required a commitment fee of 1/2% on the unused portion of the revolving credit facility. The Prior Credit Agreement generally bore interest at 2 3/4% to 3 3/4% over LIBOR and required a commitment fee of 1%.

     The Interim Credit Agreement required compliance with certain financial loan covenants, including achieving a minimum of cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant") at March 31, 1996, and maintaining a certain interest ratio coverage at specified periods. Additionally, the Interim Credit Agreement restricted FHC's capital expenditures during the term of the Interim Credit Agreement to $6.0 million, in the aggregate. The Company was in compliance with these covenants throughout the life of the Interim Credit Agreement.

     The Interim Credit Agreement matured on July 29, 1996, at which time the Company repaid in full the loans made under the Interim Credit Agreement. On July 26, 1996, the Company amended and restated the terms and provisions of the Interim Credit Agreement in their entirety (the "Restated Credit Agreement"). The Restated Credit Agreement extends to July 28, 2000, the maturity of FHC's revolving credit termination date, and provides FHC with a revolving credit facility (the "FHC Revolver") that has a borrowing base of up to $52.0 million. The borrowing base is determined monthly based upon specified percentages of FHC's accounts receivable, inventories and the
appraised value of equipment and real property.   The FHC Revolver consists
of up to $40.0 million available for domestic operations and $12.0 million
available for  European operations.   The FHC Revolver generally bears
interest at a base rate of 1 1/2% over the greater of (i) Citibank New York's base rate, or (ii) the Federal Funds Rate plus 1/2% for domestic borrowings and at 2 1/2% over Citibank London's base rate for foreign borrowings. FHC's Revolver is subject to a non-use commitment fee of 1/2% on the average unused availability; and outstanding letters of credit are subject to fees of 2 3/4% per annum.

     The Restated Credit Agreement requires FHC to comply with certain financial loan covenants, including maintaining a minimum net worth of $150.0 million and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the Restated Credit Agreement restricts the FHC's annual capital expenditures to $12.0 million.
Substantially all of FHC's assets are pledged as collateral under the Restated Credit Agreement.

     FHC may transfer available cash as dividends to the Company.

     The Credit Agreements provide RHI with a $4.3 million revolving credit facility (the "RHI Credit Agreement") which generally bears a base interest of 1/2% over the prime rate, requires a commitment fee of 1/2%, and matures on May 26, 1998. RHI's Credit Agreement requires RHI to comply with specified covenants and maintain a consolidated net worth of $175.0 million. Additionally, RHI's capital expenditures are restricted, except for certain leasehold improvements, to $2.0 million per annum plus the selling price of fixed assets for such Fiscal Year. At June 30, 1996, the Company was in compliance with all the covenants under RHI's Credit Agreement.

     Banner has a credit agreement (the "Banner Credit Agreement") which provides Banner and its subsidiaries with funds for working capital and potential acquisitions. On June 30, 1996, The Banner Credit Agreement consisted of a $55.0 million term loan and a $71.5 million revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or LIBOR plus 2 1/2%. Interest rates on Banner's borrowings whether computed at the prime rate or LIBOR may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. On June 30, 1995, Banner's performance level resulted in borrowings under the Banner Credit Agreement being at the initial interest rates for the quarter ending September 30, 1996. The Banner Credit Agreement was amended on July 1, 1996, to provide additional financing with a $30.0 million seven-year term loan ("Tranche B Loan") and requires that loans made to Banner do not exceed a defined borrowing base, which is based upon a percentage of inventories and accounts receivable. The Tranche B Loan bears interest at Prime plus 1 3/4% or LIBOR plus 3%. Banner's term loans require certain semiannual loan payments. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of Banner's assets are pledged as collateral under the Banner Credit Agreement. The Banner Credit Agreement matures August 2001.

     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintaining a minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. As of June 30, 1996, Banner was in compliance with all covenants under the Banner Credit Agreement.

     Banner has several interest rate hedge agreements ("Hedge Agreements") to manage its exposure to increases in interest rates on its variable rate debt. The Hedge Agreements provide interest rate protection on $60.0 million of debt through September 2000, by providing a cap of 7% if the 90-day LIBOR rate exceeds 7%. If the 90-day LIBOR rate drops below 5%, Banner will be required to pay a floor rate of approximately 6%.

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

     In October 1995, FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. SFAS 123 establishes financial accounting standards for stock-based employee compensation plans and to transactions in which an entity issues equity instruments to acquire goods or services from non-employees. As permitted by SFAS 123, the Company plans to continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25 for its stock-based employee compensation plans. The Company is required to adopt SFAS 123 and will make all the necessary fair market disclosures for Fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

     The following consolidated financial statements of the Company and the report of the Company's independent public accountants with respect thereto, are set forth below.


                                                                     Page
                                                                     ----

     Consolidated Balance Sheets as of June 30, 1996 and 1995......   35

     Consolidated Statements of Earnings - The Three Years Ended
     June 30, 1996, 1995, and 1994.................................   37

     Consolidated Statements of Stockholders' Equity - The Three
     Years Ended June 30, 1996, 1995, and 1994.....................   39

     Consolidated Statements of Cash Flows - The Three Years
     Ended June 30, 1996, 1995, and 1994...........................   40

     Notes to Consolidated Financial Statements....................   42

     Report of Independent Public Accountants......................   77

     Supplementary data regarding "Quarterly Financial Information (Unaudited)" is set fourth under Item 8 in Note 24 to Consolidated Financial Statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                  June 30,        June 30,
ASSETS                                              1996            1995
- ------                                            --------        --------
Current Assets:
Cash and cash equivalents.....................  $   39,649      $   71,182
  (of which $8,224 and $5,968 is restricted)
Short-term investments........................      10,498           4,116
Accounts receivable-trade, less allowances
  of $6,327 and $3,971........................      98,694          65,446
Notes Receivable..............................     170,384            --
Inventories:
   Finished goods.............................     236,263          38,783
   Work-in-process............................      16,294          19,950
   Raw materials..............................      18,586          19,531
                                                 ---------       ---------
                                                   271,143          78,264

Prepaid expenses and other current assets.....      19,275          16,751
Net current assets of discontinued operations.        --            34,626
                                                 ---------       ---------
Total Current Assets..........................     609,643         270,385

Property, plant and equipment, net............      87,956         132,940

Net assets held for sale......................      45,405          51,573
Net noncurrent assets of discontinued
  operations..................................        --            88,209
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $31,912 and $26,120..........................     140,201         154,295
Investments and advances, affiliated companies      53,471          69,398
Deferred loan costs...........................       7,825          12,013
Prepaid pension assets........................      57,660          59,567
Long-term investments.........................         585             838
Notes receivable and other assets.............       7,192          11,076
                                                 ---------       ---------
                                                $1,009,938      $  850,294
                                                 =========       =========






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            The FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                  June 30,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1996            1995
- ------------------------------------              --------        --------
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................   $   84,892      $   40,989
Accounts payable.............................       65,478          38,299
Accrued liabilities:
   Salaries, wages and commissions...........       17,367          11,333
   Employee benefit plan costs...............        6,511           1,193
   Insurance.................................       16,340          16,562
   Interest..................................       10,748          16,309
   Other.....................................       30,791          33,106
                                                 ---------       ---------
                                                    81,757          78,503
Income taxes.................................       24,635            --
                                                 ---------       ---------
Total Current Liabilities....................      256,762         157,791

Long-term debt...............................      368,589         509,715
Other long-term liabilities..................       18,605          19,435
Retiree health care liabilities..............       44,452          44,710
Noncurrent income taxes......................       31,737          38,004
Minority interest in subsidiaries............       58,625          24,117
Redeemable preferred stock of subsidiary.....         --            16,342
                                                   -------         -------
Total liabilities............................      778,770         810,114

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 19,997,756,
  (19,647,705 in 1995)shares issued, and
  13,756,160 (13,406,109 in 1995) shares
  outstanding................................        2,000           1,965
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,633,704
  shares issued and outstanding (2,696,886 in
  1995)......................................          263             270
Paid-in capital..............................       69,366          67,011
Retained earnings............................      208,618          18,912
Cumulative translation adjustment............        2,760           3,861
Net unrealized holding loss on available-for-
  sale securities............................         (120)           (120)
Treasury Stock, at cost, 6,241,596 shares of
  Class A common stock.......................      (51,719)        (51,719)
                                                 ---------       ---------
Total Stockholders' Equity...................      231,168          40,180
                                                 ---------       ---------
Total Liabilities and Stockholders' Equity...   $1,009,938      $  850,294
                                                 =========       =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                              For the Years Ended June 30,
                                            --------------------------------
                                              1996        1995        1994
                                            --------    --------    --------
Revenue:
  Net sales of product..................    $445,990    $287,817    $203,456
  Revenues from services................      54,820      77,733      74,190
  Other income..........................         635       1,169       5,966
                                             -------     -------     -------
                                             501,445     366,719     283,612
Costs and Expenses:
  Cost of goods sold....................     344,914     245,094     175,041
  Cost of services......................      39,005      54,753      52,324
  Selling, general & administrative.....     104,981      74,797      55,226
  Research and development..............          94         974       1,435
  Amortization of goodwill..............       4,687       4,520       4,395
  Restructuring.........................       2,319        --        18,860
  Unusual items.........................        --          --         6,693
                                             -------     -------     -------
                                             496,000     380,138     313,974

Operating income (loss).................       5,445     (13,419)    (30,362)

Interest expense........................      67,112      71,087      73,057
Interest income.........................      (8,072)     (3,371)     (3,381)
                                             -------     -------     -------
Net interest expense....................      59,040      67,716      69,676

Investment income, net..................       4,575       5,705       6,165
Equity in earnings (loss) of affiliates.       4,871       1,607      (1,423)
Minority interest.......................      (1,952)     (2,293)     (2,500)
Non-recurring income....................     161,406        --       129,082
                                             -------     -------     -------
Earnings (loss) from continuing
  operations before taxes...............     115,305     (76,116)     31,286

Income tax (benefit) provision..........     (22,065)    (28,202)     17,692
                                             -------     -------     -------
Earnings (loss) from continuing
  operations............................     137,370     (47,914)     13,594
Earnings from discontinued operations,
  net...................................       9,186      13,994       4,942

Gain (loss) on disposal of discontinued
  operations, net.......................      53,586        (259)       (368)
                                             -------     -------     -------
Earnings (loss) before extraordinary
  items and cumulative effect of
  accounting changes....................     200,142     (34,179)     18,168

Extraordinary items, net................     (10,436)        355        (643)

Cumulative effect of accounting changes,
   net..................................        --          --        (1,703)

                                             -------     -------     -------
Net earnings (loss).....................    $189,706    $(33,824)   $ 15,822
                                             =======     =======     =======


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                              For the Years Ended June 30,
                                            --------------------------------
                                              1996      1995        1994
                                            --------  --------    --------
Primary Earnings (Loss) Per Share:
  Earnings (loss) from continuing
    operations...........................   $  8.28   $ (2.97)   $    .84
  Earnings from discontinued operations,
    net..................................       .55       .87         .31
 Gain (loss) on disposal of discontinued
    operations, net......................      3.23      (.02)       (.02)
                                             ------   -------     -------
  Earnings (loss) before extraordinary
    items and cumulative effect of
    accounting changes...................     12.06     (2.12)       1.13
  Extraordinary items, net...............      (.63)      .02        (.04)
  Cumulative effect of accounting changes
    net..................................       --        --         (.11)
                                             ------   -------     -------
  Net earnings (loss) per share..........   $ 11.43  $  (2.10)   $    .98
                                             ======   =======     =======

Fully Diluted Earnings (Loss) Per Share:
  Earnings (loss) from continuing
    operations...........................   $  8.03  $  (2.97)   $    .84
  Earnings from discontinued operations,
    net..................................       .54       .87         .31
  Gain (loss) on disposal of discontinued
    operations, net......................      3.13      (.02)       (.02)
                                             ------    ------     -------
  Earnings (loss) before extraordinary
    items and cumulative effect of
    accounting changes...................     11.70     (2.12)       1.13
  Extraordinary items, net...............      (.61)      .02        (.04)
  Cumulative effect of accounting
    changes, net.........................       --        --         (.11)
                                             ------   -------     -------
  Net earnings (loss) per share..........   $ 11.09  $  (2.10)   $    .98
                                             ======   =======     =======

Weighted Average Number of Shares used
  in Computing Earnings Per Share:
Primary..................................     16,600    16,103      16,103
Fully diluted............................     17,100    16,103      16,103




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

    THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)
                      Class A  Class B                 Cumulative
                       Common  Common Paid-in Retained Translation Treasury
                        Stock  Stock  Capital Earnings Adjustment  Stock     Other    Total
                        -----  -----  ------- -------- ----------- -------   -----  --------
BALANCE, July 1, 1993  $1,965 $ 270  $66,737 $36,914   $ (593)    $(51,719) $  -    $ 53,574
- ----------------------
Net earnings..........   -      -       -     15,822     -            -        -      15,822
Cumulative translation
 adjustment, net......   -      -       -       -       1,465         -        -       1,465
Gain on purchase of
 preferred stock of
 subsidiary...........   -      -         38    -        -            -        -          38
Additional minimum
 liability for
 pensions.............   -      -       -       -        -            -      (1,405)  (1,405)
                        -----  ----   ------  ------    -----      -------   ------  -------
BALANCE, June 30, 1994  1,965   270   66,775  52,736      872      (51,719)  (1,405)  69,494
- ----------------------
Net loss..............   -      -       -    (33,824)    -            -        -     (33,824)
Cumulative translation
 adjustment, net......   -      -       -       -       2,989         -        -       2,989
Gain on purchase of
 preferred stock of
 subsidiary...........   -      -        236    -        -            -        -         236
Reduction of minimum
 liability for pensions  -      -       -       -        -            -       1,405    1,405
Net unrealized holding
 loss on available-for-
 sale securities......   -      -       -       -        -            -        (120)    (120)
                        -----  ----   ------  ------    -----      -------   ------  -------
BALANCE, June 30, 1995  1,965   270   67,011  18,912    3,861      (51,719)    (120)  40,180
Net earnings..........   -      -       -    189,706     -            -        -     189,706
Cumulative translation
 adjustment, net......   -      -       -       -      (1,101)        -        -      (1,101)
Fair market value of
 stock warrants issued   -      -      1,148    -        -            -        -       1,148
Proceeds received from
 options exercised....     28   -      1,481    -        -            -        -       1,509
Exchange of Class B
 for Class A common
 stock................      7    (7)    -       -        -            -        -        -
Gain realized on
 retirement of
 preferred stock of
 subsidiary...........   -      -       (274)   -        -            -        -         (274)
                        -----  ----   ------  -------   -----      -------   ------   -------
BALANCE, June 30, 1996 $2,000 $ 263  $69,366 $208,618  $2,760     $(51,719) $  (120) $231,168
                        =====  ====   ======  =======   =====      =======   ======   =======




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                        For the Years Ended June 30,
                                                      --------------------------------
                                                        1996        1995        1994
                                                      --------    --------    --------
Cash flows from operating activities:
Net earnings (loss)...............................   $ 189,706   $ (33,824)  $  15,822
Adjustments to reconcile net earnings (loss) to
  net cash used for operating activities:
    Cumulative effect of accounting changes, net..        --          --         1,703
    Depreciation and amortization.................      29,717      31,208      29,462
    Accretion of discount on long-term
      liabilities.................................       4,686       4,773       4,453
    Net gain on the merger of subsidiaries........    (162,703)       --          --
    Net gain on the sale of discontinued
      operations..................................     (53,942)
    Net gain on sale of Rexnord investment........        --          --      (129,082)
    Extraordinary items, net of cash payments.....       4,501        --          --
    Provision for restructuring and unusual items
      (excluding cash payments of $777 in 1996
      and $6,020 in 1994).........................       1,542        --        19,533
    (Gain) loss on sale of property, plant and
      equipment...................................          (9)        655          36
    Undistributed (earnings) loss of affiliates...      (3,857)       (500)      1,423
    Minority interest.............................       1,952       2,293       2,500
    Change in trading securities..................      (5,346)      1,879        --
    Change in receivables.........................      (5,999)    (14,414)     (1,828)
    Change in inventories.........................     (10,744)     (9,611)      4,281
    Change in other current assets................        (615)     (2,928)     (4,518)
    Change in other non-current assets............      (1,089)      4,469       2,880
    Change in accounts payable, accrued
      liabilities, and other long-term liabilities     (36,537)    (13,093)      3,700
    Non-cash charges and working capital changes
      of discontinued operations..................        --         3,568      17,131
                                                      --------    --------    --------
Net cash used for operating activities............     (48,737)    (25,525)    (32,504)

Cash flows from investing activities:
Proceeds received from (used for) investment
  securities, net.................................         265      12,281       1,574
Purchase of property, plant and equipment.........     (15,122)    (16,260)    (12,282)
Proceeds from sale of property, plant and
  equipment.......................................         122         151       7,602
Equity investments in affiliates..................      (2,361)     (1,051)     (3,393)
Minority interest in subsidiaries.................      (2,817)       --          --
Acquisition of subsidiaries, net of cash acquired.        --       (12,157)     (1,905)
Net proceeds from the sale of discontinued
  operations......................................      71,559        --          --
Net proceeds from sale of Rexnord Corporation.....        --          --       178,089
Changes in net assets held for sale...............       5,894       1,441      (1,291)
Investing activities of discontinued operations...        --        (3,561)     (3,617)
                                                      --------    --------    --------
Net cash (used for) provided by investing
  activities......................................      57,540     (19,156)    164,777

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)
                                                        For the Years Ended June 30,
                                                      --------------------------------
                                                        1996        1995        1994
                                                      --------    --------    --------
Cash flows from financing activities:
Proceeds from issuance of debt....................   $ 157,877   $  71,712   $  68,558
Debt repayments and repurchase of debentures......    (198,761)    (59,367)   (169,948)
Issuance of Class A common stock..................       1,509        --          --
                                                      --------    --------    --------
Net cash provided by (used for) financing
  activities......................................     (39,375)     12,345    (101,390)
Effect of exchange rate changes on cash...........        (961)      1,150       1,386
Net (decrease) increase in cash and cash
  equivalents.....................................     (31,533)    (31,186)     32,269
Cash and cash equivalents, beginning of the year..      71,182     102,368      70,099
                                                      --------    --------    --------
Cash and cash equivalents, end of the year........   $  39,649   $  71,182   $ 102,368
                                                      ========    ========    ========


































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     Corporate Structure: The Fairchild Corporation (the "Company") was incorporated under the laws of the State of Delaware in October, 1969. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the owner of all of the issued and outstanding stock of Fairchild Holding Corporation ("FHC") and the majority owner of Banner Aerospace, Inc., ("Banner"). The Company's principal operations are conducted through FHC and Banner. The Company also holds significant equity interests in Shared Technologies Fairchild Inc., ("STFI") and Nacanco Paketleme ("Nacanco").

     Fiscal Year: The fiscal year ("Fiscal") of the Company ends June 30. All references herein to "1996", "1995", and "1994" mean the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

     Principles of Consolidation: The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Prior period financial information has been restated for discontinued operations, which includes the D-M-E Company ("DME") and Fairchild Data Corporation ("Data"). Investments in companies in which ownership interest range from 20 to 50 percent are accounted for using the equity method (see Note 9). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash Equivalents/Statements of Cash Flows: For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less as cash equivalents. Total net cash disbursements (receipts) made by the Company for income taxes and interest were as follows:

                                     1996       1995       1994
                                   --------   --------   --------
Interest.......................    $ 66,843   $ 66,262   $ 66,774
Income Taxes...................       9,279     (3,056)       (16)

     Restricted Cash: On June 30, 1996 and 1995, the Company had restricted cash of $8,224 and $5,968, respectively, all of which is maintained as collateral for certain debt facilities. Cash investments are in high grade, short-term certificates of deposit.

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

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method at principal domestic aerospace manufacturing operations and using the first-in, first-out ("FIFO") method elsewhere. If the FIFO inventory valuation method had been used exclusively, inventories would have been approximately $4,756 and $5,168 higher at June 30, 1996 and 1995, respectively. Inventories from continuing operations are valued as follows:

                                                June 30,     June 30,
(In thousands)                                    1996         1995
                                                --------     --------
First-in, first-out (FIFO).................    $ 239,800    $  35,532
Last-in, first-out (LIFO)..................       31,343       42,732
                                                --------     --------
Total inventories..........................    $ 271,143    $  78,264
                                                ========     ========

     Properties and Depreciation: Properties are stated at cost and depreciated over estimated useful lives, generally on a straight-line basis. For Federal income tax purposes, accelerated depreciation methods are used. No interest costs were capitalized in any of the years presented. Property, plant and equipment consisted of the following:

                                                June 30,        June 30,
                                                  1996            1995
                                               --------         --------
Land.......................................     $ 10,408        $  9,992
Buildings and improvements.................       40,853          35,706
Machinery and equipment....................       94,406         162,594
Transportation vehicles....................          767             638
Furniture and fixtures.....................       18,466          10,815
Construction in progress...................        2,329           2,569
                                                 -------         -------
                                                 167,229         222,314
Less:  Accumulated depreciation............      (79,273)        (89,374)
                                                 -------         -------
Net property, plant and equipment..........     $ 87,956        $132,940
                                                 =======         =======

     Amortization of Goodwill: The excess of the cost of purchased businesses over the fair value of their net assets at acquisition dates (goodwill) is being amortized on a straight-line basis over 40 years.

     Deferred Loan Costs: Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of outstanding debt, using the effective interest method.
Amortization expense for these loan costs for Fiscal 1996, 1995 and 1994 was $3,827, $3,794, and $4,253, respectively.

     Impairment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured based on the difference between the carrying amount of the assets and fair value.

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

     Foreign Currency Translation: All balance sheet accounts of foreign subsidiaries are translated at current exchange rates at the end of the accounting period. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Foreign transaction gains and losses are included in other income and were insignificant in Fiscal 1996, 1995 and 1994.

     Research and Development: Company-sponsored research and development expenditures are expensed as incurred.

     Non-Recurring Items: Non-recurring income for Fiscal 1996 was $161,406 and includes a $163,130 nontaxable gain resulting from the merger of Fairchild Communications Services Company into Shared Technologies Inc. (See
Note 2). Expenses related to other alternative transactions considered were netted against the above gain. Non-recurring income for Fiscal 1994 consisted of the net pretax gain of $129,082 on the sale of Rexnord Corporation ("Rexnord") stock (see Note 9).

     Earnings Per Share: Primary and fully diluted earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares and share equivalents outstanding during the period. To compute the incremental shares resulting from stock options and warrants for primary earnings per share, the average market price of the Company's stock during the period is used. To compute the incremental shares resulting from stock options and warrants for fully diluted earnings per share, the greater of the ending market price or the average market price of the Company's stock is used. In computing fully diluted earnings per share for Fiscal 1996, the conversion of options and warrants was assumed as the effect was dilutive. In computing primary earnings per share for Fiscal 1996, only the dilutive effect from the conversion of options was assumed, as the effect from the conversion of warrants alone was antidilutive. In computing primary and fully diluted earnings per share for Fiscal 1995 and 1994, the conversion of options and warrants was not assumed, as the effect was antidilutive.

     Stock-Based Compensation: In October 1995, FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. SFAS 123 establishes financial accounting standards for stock-based employee compensation plans and to transactions in which an entity issues equity instruments to acquire goods or services from non-employees. As permitted by SFAS 123, the Company plans to continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25 for its stock-based employee compensation plans. The Company is required to adopt SFAS 123 and will make all the necessary fair market disclosures for Fiscal 1997.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     Reclassifications: Certain amounts in prior years' financial statements have been reclassified to conform to the 1996 presentation.

2.  MERGER AGREEMENT
    ----------------

     The Company, RHI and Fairchild Industries, Inc. ("FII", RHI's former subsidiary), entered into an Agreement and Plan of Merger dated as of November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company ("FCSC").

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the surviving company renamed Shared Technologies Fairchild Inc. ("STFI"). Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by FHC, except for the assets and liabilities of FCSC, and $223,500 of FII's existing debt and preferred stock consisting of (i) the $40,027 liquidation value of the outstanding Series A and Series C Preferred Stock of FII, (ii) the $125,000 principal amount outstanding of FII 12 1/4% Senior Notes due 1999 (the "Senior Notes"), and
(iii) an amount of bank and other indebtedness of approximately $58,473 (the "Assumed Indebtedness"). The stock of FHC was then distributed to RHI. No taxable gain or loss was recognized, in the company's view, on the transfer of the FII assets and liabilities to FHC, and the distribution of FHC stock to RHI. As part of the Merger Agreement, FII made a cash tender offer to purchase all of the outstanding Senior Notes and obtained such Noteholders' consent to amend the indenture under which the Senior Notes were issued to remove all covenants which could be amended or deleted by majority vote (the "Tender Offer") (see Note 10). Pursuant to the Merger, an amount sufficient to redeem the Series A and Series C Preferred Stock at their liquidation value ($45.00 per share plus accrued and unpaid dividends) was placed with Chemical Mellon Shareholder Services as Escrow Agent. Also as part of the Merger, STFI (i) purchased the $125,000 aggregate principal amount of Senior Notes tendered pursuant to the Tender Offer, and (ii) repaid in full the Assumed Indebtedness.

     As a result of the Merger, the Company received (i) 6,000,000 shares of Common Stock of STFI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative Convertible Preferred Stock of STFI having an aggregate liquidation preference of $25,000 (subject to upward adjustment), recorded at a fair value of $20,500, and which are convertible into Common Stock of STFI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common Stock issued to the Company, approximately 42% of the Common Stock of STFI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20,000 (which could accrue up to a maximum of $30,000 over a ten-year period, if not redeemed earlier), recorded at a fair value of $8,500. In connection with its stock ownership, the Company has the right to elect four of the eleven members of the Board of Directors of STFI and has agreed, subject to certain exceptions, not to sell any of STFI's shares for a two-year period.

     The Merger was structured as a reorganization under section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. In Fiscal 1996, the Company recorded a $163,130 non-recurring gain from this transaction.

3.   ACQUISITIONS
     ------------

     On June 10, 1994, the Company acquired 100% of the Common Stock of Fairchild Convac GmbH ("Fairchild Convac")for approximately $4,700.
Fairchild Convac is a leading designer and manufacturer of high precision state-of-the-art wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products, compact and optical storage discs and liquid crystal displays. The Company reports the results of Fairchild Convac as part of its Industrial Products segment.


     On September 9, 1994, the Company acquired all of the outstanding Common Stock of Fairchild Scandinavian Bellyloading Company AB ("SBC"). SBC is a designer and manufacturer of a patented cargo loading system, which is installed in the cargo area of commercial aircraft. Several major airlines are expected to equip existing fleets with the SBC system over the next two to three years. The Company reports the results of SBC as part of its Industrial Products segment.

     On November 28, 1994, FCSC completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000, plus the assumption of approximately $3,000 of liabilities. JWP is a telecommunications system integrator, specializing in the distribution, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, FCSC acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc., for approximately $550.

4.   MAJORITY INTEREST BUSINESS COMBINATION
     --------------------------------------

     Effective February 25, 1996, the Company completed a transfer of the Company's Harco Division ("Harco") to Banner Aerospace, Inc. ("Banner") in exchange for 5,386,477 shares of Banner common stock. The exchange has increased the Company's ownership of Banner common stock from approximately 47.2% to 59.3%, resulting in the Company becoming the majority shareholder of Banner. Accordingly, the Company consolidated Banner on February 25, 1996. The Company recorded a $427 non-recurring loss from outside expenses incurred for this transaction in 1996. Banner is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. Harco is a distributor of precision fasteners to the aerospace industry.

5.   DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE
     ----------------------------------------------------

     During the Fiscal 1996 second quarter, FII adopted a formal plan to sell DME, a mold equipment manufacturer, and Data, a satellite communications company.

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated January 26, 1996 (the "closing date"), the Company, through one of its subsidiaries, completed the sale of certain assets, liabilities and the business of DME to Cincinnati Milacron Inc. ("CMI") for a sales price of approximately $244,331, as adjusted. The sales price consists of $74,000 in cash, and two 8% promissory notes in the aggregate principal amount of $170,331 (together, the "8% CMI Notes"). The 8% CMI Notes were due to mature one year following the closing date; provided that the Company had the right to require prepayment of, and CMI had the right to prepay the 8% CMI Notes after the six-month anniversary of the closing date. On July 29, 1996, CMI paid in full the 8% CMI Notes.

     As a result of the sale of DME, the Company recorded a gain on disposal of discontinued operations, of approximately $54,012, net of a $61,929 tax provision, in Fiscal 1996.

     On January 27, 1996, FII completed the sale of Data to SSE Telecom, Inc. ("SSE") for book value of approximately $4,400 and 100,000 shares of SSE's common stock valued at $9.0625 per share, or $906, at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale. There was no material gain or loss from this transaction.

     DME and Data have been accounted for as discontinued operations and the prior periods financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $108,131, $180,773 and $166,499 for Fiscal 1996, 1995 and 1994,
respectively. Earnings from discontinued operations was $9,186, net of $5,695 for taxes in 1996, $13,994, net of $10,183 for taxes in 1995, and
$4,942, net of $7,317 for taxes and $9,247 for the net cumulative effect of accounting changes in 1994. The components of net assets of discontinued operations on the consolidated balance sheet are as follows:

                                                      June 30,
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
                                                      =======

     The Company recorded after tax losses on the disposal of discontinued operations, of $259 and $368 in 1995 and 1994, respectively. These losses related primarily to (i) liability insurance premiums paid for properties of discontinued operations, and workers' compensation claims for employees of operations which were previously discontinued.

     Net assets held for sale at June 30, 1996, includes two parcels of real estate in California, a 68 acre parcel of real estate located in Farmingdale, New York, and several other parcels of real estate located primarily throughout the continental United States, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. Also included in net assets held for sale are limited partnership interests in (i) a real estate development joint venture, and
(ii) a landfill development partnership.

     Net assets held for sale are stated at the lower of cost or at estimated net realizable value, which reflect anticipated sales proceeds, and other carrying costs to be incurred during the holding period. Interest is not allocated to net assets held for sale.

6.   PROFORMA FINANCIAL STATEMENTS (UNAUDITED)
     -----------------------------------------

     The following unaudited pro forma information for the twelve months ended June 30, 1996 and June 30, 1995, provides the results of the Company's operations as though (i) the disposition of DME and Data, (ii) the Merger of FCS, and (iii) the transfer of Harco to Banner, resulting in the consolidation of Banner, had been in effect since the beginning of each period. The pro forma information is based on the historical financial statements of the Company, DME, FCSC and Banner, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which (i) reduce interest expense for revised debt structures, (ii) increase interest income for notes receivable, (iii) reduce minority interest from Series C Preferred Stock of FII being redeemed, and (iv) adjust equity in earnings of affiliates to include the estimated results of STFI.

     The following unaudited pro forma financial information is not necessarily indicative of the results of operations that actually would have occurred if the transactions had been in effect since the beginning of each period, nor is it necessarily indicative of future results of the Company.

                                             1996        1995
                                          ----------  ----------
Sales...................................  $601,069    $489,773
Loss from continuing operations.........   (15,766)    (32,972)
Primary loss from continuing operations
  per share.............................      (.96)      (2.05)
Net loss................................   (15,766)    (32,876)
  Primary net loss per share............      (.96)      (2.04)
</TABALE>
     The pro forma financial information has not been adjusted for non-
recurring income and gains from disposal of discontinued operations that have been or are expected to be incurred from these transactions within the ensuing year.

7.   EXTRAORDINARY ITEMS
     -------------------

     During Fiscal 1996, the Company used the Merger transaction and cash available to retire fully all of the Senior Notes, FII's 9 3/4% subordinated debentures due 1998, and bank loans under a credit agreement of a former subisdiary of the Company, VSI Corporation. The redemption of the Senior
Notes at a premium, consent fees paid to holders of the Senior Notes, the write off of the original issue discount on FII 9 3/4% subordinated debentures and the write off of the remaining deferred loan fees associated with the issuance of the debt retired, resulted in an extraordinary loss of $10,436, net of a tax benefit.

     During Fiscal 1995 and 1994, the Company recognized extraordinary gains and losses from the early extinguishment of debt resulting from repurchases of its debentures on the open market or in negotiated transactions, and the write-offs of certain deferred costs associated with the issuance of securities repurchased. Early extinguishment of the Company's debt resulted in an extraordinary income (loss) of $355, net of a $191 tax provision, and $(643), net of a $347 tax benefit, in Fiscal 1995 and 1994, respectively.

8.   INVESTMENTS
     -----------

     Short-term investments at June 30, 1996, consist primarily of common stock investments in public corporations, which are classified as trading securities. All other short-term investments and all long-term investments do not have readily determinable fair values and primarily consist of investments in preferred and common stocks of private companies. A summary of investments held by the Company consists of the following:

                                            1996                 1995
                                    -------------------  ------------------
                                     Aggregate            Aggregate
Name of Issuer or                    Fair        Cost     Fair        Cost
Type of Each Issue                   Value       Basis    Value       Basis
- -------------------                 ---------  -------  ---------- --------
Short-term investments:
- -----------------------
Trading Securities:
  Common Stock....................   $10,362   $ 5,954   $ 3,968   $ 5,088
Other Investments.................       136       136       148       148
                                      ------    ------    ------     ------
                                     $10,498   $ 6,090   $ 4,116   $ 5,236
                                      ======    ======    ======     ======

Other long-term investments:
- ----------------------------
Preferred Stock...................   $   492   $  492    $   492   $    492
Other Investments.................        93       93        346        346
                                      ------   ------     ------     ------
                                     $   585  $   585    $   838   $    838
                                      ======   ======     ======     ======

     Investment income is summarized as follows:

                                        1996         1995         1994
                                       -------      -------      -------
Gross realized gain (loss) from sales $ (1,744)    $  3,948     $  4,320
Change in unrealized holdings gain
  (loss) from trading securities.....    5,527          (36)        --
Lower of cost or market valuation
  adjustment.........................      --          --         (1,084)
Gross realized loss from impairments.                  (652)        (426)
Dividend income......................      792        2,445        3,355
                                       -------      -------      -------
                                      $  4,575     $  5,705     $  6,165
                                       =======      =======      =======

9.   INVESTMENTS AND ADVANCES, AFFILIATED COMPANIES
     -----------------------------------------------

     The following table presents summarized historical financial information on a combined 100% basis of the Company's principal investments, which are accounted for using the equity method.

Statement of Earnings:                  1996         1995         1994
                                       -------      -------      -------
     Net sales....................    $351,695     $313,888     $283,055
     Gross profit.................     114,248      100,644       98,689
     Earnings from continuing
       operations.................      15,183        9,623       17,231
     Discontinued operations, net.        --           --        (12,996)
     Net earnings.................      15,183        9,623        4,235

Balance Sheet at June 30,:
     Current assets................   $ 93,925     $257,314
     Non-current assets............    377,547       61,348
     Total assets..................    471,472      318,662
     Current liabilities...........     87,858       61,174
     Non-current liabilities.......    275,025      101,256

     The Company owns approximately 31.9% of Nacanco common stock. The Company recorded equity earnings of $5,487, $2,859 and $5,429 from this investment for 1996, 1995 and 1994, respectively.

     Since March 13, 1996, as a result of the Merger in which the Company received a 41% interest in STFI, the Company has accounted for its investment in STFI using the equity method. Prior to March 13, 1996, the Company consolidated the results of FCSC, which was merged into STFI (see Note 2). The Company recorded equity earnings of $50 from the investment in STFI during the final 3 1/2 months of Fiscal 1996.

     On June 30, 1996, the Company's investments in STFI consisted of (i) $20,988 carrying value for the $25,000 face value 6% cumulative Convertible Preferred Stock, (ii) $9,116 carrying value for the $20,000 face value Special Preferred Stock, and (iii) $455 carrying value for 6,200,000 shares of common stock of STFI. At the close of trading on June 30, 1996, STFI's common stock was quoted at $7.25 per share. Based on this price, the Company's investment in STFI common stock had an approximate market value of $44,950. The Company is amortizing its discounted investment in each of the STFI issuances over the 11 and 12 year life of the issuances. Included in Fiscal 1996 equity earnings was $939 from such amortization.

     Effective February 25, 1996, the Company increased its percentage of ownership of Banner Common Stock from 47.2% to approximately 59.3%. Since February 25, 1996, the Company is consolidating Banner's results. Prior to February 25, 1996, the Company accounted for its investment in Banner using the equity method and held its investment in Banner as part of investments and advances-affiliated companies. The Company recorded equity earnings
(loss) of $363, $138 and $(5,697) from this investment for 1996, 1995 and 1994, respectively.

     On December 23, 1993, the Company completed a sale of its 43.9% stock interest in Rexnord to BTR Dunlop Holdings, Inc. ("BTR"). Accordingly, the Company received $181,873 in gross proceeds and realized a pre-tax gain on the sale of $129,082 in Fiscal 1994. Prior to the sale of Rexnord, the Company recorded an equity loss of $905 from this investment for 1994. The net earnings for Fiscal 1994, were decreased by recording the Company's 43.9% share of the cumulative charge which resulted from the adoption of SFAS No. 106 and SFAS No. 109 at Rexnord. (See Notes 11 and 12).

     In connection with the Company's December 23, 1993 sale of its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company placed shares of Banner, with a fair market value of $5,000, in escrow to secure the Company's remaining indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released.

     The Company is accounting for an investment in a public fund, which is controlled by an affiliated investment group of the Company, at market value. The amortized cost basis of the investment was $923 and had been written down by $185, before tax, to market value. The Company's gross unrealized loss was $120, net of tax from this investment in 1995.

     The Company's share of equity in earnings (loss) of all unconsolidated affiliates for 1996, 1995 and 1994 was $4,871, $1,607 and $(1,423),
respectively. The carrying value of investments and advances, affiliated companies consists of the following:

                                       June 30,    June 30,
                                         1996        1995
                                       --------    --------
Banner Aerospace...................    $   --      $ 51,146
Nacanco............................      20,886      16,312
STFI...............................      30,559        --
Others.............................       2,026       1,940
                                        -------     -------
                                       $ 53,471    $ 69,398
                                        =======     =======

     On June 30, 1996, approximately $12,875 of the Company's $208,618 consolidated retained earnings was from undistributed earnings of 50 percent or less currently owned affiliates accounted for by the equity method.

10.  NOTES PAYABLE AND LONG-TERM DEBT
     --------------------------------

     At June 30, 1996 and 1995, notes payable and long-term debt consisted of the following:

                                             June 30,    June 30,
                                               1996        1995
                                             --------    --------
Bank credit agreements...................    $ 73,500    $    100
Other short-term notes payable...........       3,035       5,389
                                              -------     -------
Short-term notes payable (weighted
  average interest rates of 8.6% and
  8.3% in 1996 and 1995, respectively)...    $ 76,535    $  5,489
                                              =======     =======
Bank credit agreements...................    $112,500    $126,396
12 1/4% Senior subordinated notes due
  1996...................................        --        24,146
9 3/4% FII debentures due 1998...........        --         2,999
12 1/4% FII Senior secured notes due 1999        --       125,000
11 7/8% RHI Senior debentures due 1999...      85,769      85,687
12% Intermediate debentures due 2001.....     114,495     113,734
13 1/8% Subordinated debentures due 2006.      35,061      34,943
13% Junior Subordinated debentures due
   2007..................................      24,800      24,769
10.65% Industrial revenue bonds..........       1,500       1,500
Capital lease obligations interest from
  10 1/4% to 10 1/2%.....................          65       1,253
Other notes payable, collateralized
  by property, plant and equipment,
  interest from 6% to 9.4%...............       2,756       4,788
                                              -------     -------
                                              376,946     545,215
Less:  Current maturities................      (8,357)    (35,500)
                                              -------     -------
Net long-term debt.......................    $368,589    $509,715
                                              =======     =======

     On March 13, 1996, FII consummated the Tender Offer and purchased for cash, upon terms and subject to conditions set forth in an Offer to Purchase and Consent Solicitations and related Letter of Transmittal (the "Offer to Purchase") dated as of December 22, 1995, all $125,000 of the Senior Notes. Terms of the Tender Offer, as amended and restated, required a purchase price of $1,063.90 per $1,000.00 principal amount of the Senior Notes, and accrued and unpaid interest up to, but not including, the payment date. During the Tender Offer period, FII received consents solicited (the "Tender Offer Consent Solicitation") of the holders of the Senior Notes to (i) the adoption of the proposed amendments to the indenture pursuant to which the Senior Notes were issued (the "Indenture"), and (ii) the release of the collateral securing FII's obligations under the Senior Notes and the Indenture, upon terms set forth in the Offer to Purchase.

     In addition, independent of the Tender Offer and the Tender Offer Consent Solicitation, FII also solicited and received consents to the waiver of any and all violations of the Indenture arising out of or relating to (i) the transfer by VSI Corporation ("VSI"), a wholly-owned subsidiary of FII, of the stock of Harco to Banner (see Note 4), and (ii) the sale by VSI of DME to CMI (see Note 5).

     As part of the consummation of the Tender Offer, FII paid holders of Senior Notes who validly tendered Senior Notes pursuant to the Tender Offer and Consent Solicitations a consent fee of $25.00 per $1,000.00 principal amount of Senior Notes tendered. FII paid an early consent fee consisting of $5.00 per $1,000.00 principal amount to holders of Senior Notes who on or prior to January 19, 1996, validly tendered their shares.

     The Company maintains credit agreements (the "Credit Agreements") with a consortium of banks, which provides revolving credit facilities to RHI, FHC and Banner and term loans to FHC and Banner (collectively the "Credit Facilities").

     On March 13, 1996, in connection with the Merger, the Company replaced the credit agreement of its former subsidiary, VSI Corporation, (the "Prior Credit Agreement") with an interim credit agreement (the "Interim Credit Agreement") at FHC. The Interim Credit Agreement provided FHC with a $50,000 revolving credit facility and a $30,000 term loan, both of which generally had an interest rate of 1/2% over the prime rate, or 1 1/2% over the London Interbank Offered Rate ("LIBOR") and required a commitment fee of 1/2% on the unused portion of the revolving credit facility. The Prior Credit Agreement generally bore interest at 2 3/4% to 3 3/4% over LIBOR and required a commitment fee of 1%.

     The Interim Credit Agreement required compliance with certain financial loan covenants, including achieving a minimum of cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant") at March 31, 1996, and maintaining a certain interest ratio coverage at specified periods. Additionally, the Interim Credit Agreement restricted FHC's capital expenditures during the term of the Interim Credit Agreement to $6,000, in the aggregate. The Company was in compliance with these covenants throughout the life of the Interim Credit Agreement.

     The Interim Credit Agreement matured on July 29, 1996, at which time the Company repaid in full the loans made under the Interim Credit Agreement. On July 26, 1996, the Company amended and restated the terms and provisions of the Interim Credit Agreement in their entirety (the "Restated Credit Agreement"). The Restated Credit Agreement extends to July 28, 2000, the maturity of FHC's revolving credit termination date, and provides FHC with a revolving credit facility (the "FHC Revolver") that has a borrowing base of up to $52,000. The borrowing base is determined monthly based upon specified percentages of FHC's accounts receivable, inventories and the appraised value
of equipment and real property.   The FHC Revolver consists of up to $40,000
available for domestic operations and $12,000 available for  European
operations.   The FHC Revolver generally bears interest at a base rate of
1 1/2% over the greater of (i) Citibank New York's base rate, or (ii) the Federal Funds Rate plus 1/2% for domestic borrowings and at 2 1/2% over Citibank London's base rate for foreign borrowings. FHC's Revolver is subject to a non-use commitment fee of 1/2% on the average unused availability; and outstanding letters of credit are subject to fees of 2 3/4% per annum.

     The Restated Credit Agreement requires FHC to comply with certain financial loan covenants, including maintaining a minimum net worth of $150,000 and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the Restated Credit Agreement restricts the FHC's annual capital expenditures to $12,000.

     The Credit Agreements provide RHI with a $4,250 revolving credit facility (the "RHI Credit Agreement") which generally bears a base interest of 1/2% over the prime rate, requires a commitment fee of 1/2%, and matures on May 26, 1998. RHI's Credit Agreement requires RHI to comply with specified covenants and maintain a consolidated net worth of $175,000. Additionally, RHI's capital expenditures are restricted, except for certain leasehold improvements, to $2,000 per annum plus the selling price of fixed assets for such Fiscal Year. The Company was in compliance with all the covenants under RHI's Credit Agreement at June 30, 1996.

     Banner has a credit agreement (the "Banner Credit Agreement") which provides Banner and its subsidiaries with funds for working capital and potential acquisitions. On June 30, 1996, The Banner Credit Agreement consisted of a $55,000 term loan and a $71,500 revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or LIBOR plus
2 1/2%. The interest rate on Banner's borrowings, whether computed at the prime rate or LIBOR, may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. On June 30, 1995, Banner's performance level resulted in borrowings under the Banner Credit Agreement being at the initial interest rates for the quarter ending September 30, 1996. The Banner Credit Agreement was amended on July 1, 1996, to provide additional financing with a $30,000 seven-year term loan ("Tranche B Loan") and requires that loans made to Banner do not exceed a defined borrowing base, which is based upon a percentage of inventories and accounts receivable. The Tranche B Loan bears interest at Prime plus 1 3/4% or LIBOR plus 3%. Banner's term loans require certain semiannual loan payments. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of Banner's assets are pledged as collateral under the Banner Credit Agreement. The Banner Credit Agreement matures August 2001.

     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintaining a minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. As of June 30, 1996, Banner was in compliance with all covenants under the Credit Agreement.

     Banner has several interest rate hedge agreements ("Hedge Agreements") to manage its exposure to increases in interest rates on its variable rate debt. The Hedge Agreements provide interest rate protection on $60,000 of debt through September 2000, by providing a cap of 7% if the 90-day LIBOR rate exceeds 7%. If the 90-day LIBOR rate drops below 5%, Banner will be required to pay a floor rate of approximately 6%.

     The following table summarizes the Credit Facilities under the Credit Agreements at June 30, 1996:

                                          Outstanding          Total
                                             as of           Available
                                         June 30, 1996       Facilities
                                         -------------       ----------
RHI Holdings, Inc.
  Revolving credit facility (a).......     $    100           $  4,250
Fairchild Holding Corporation               =======            =======
  Revolving credit facility (a).......     $ 43,400           $ 50,000
  Term Loan (a).......................       30,000             30,000
Banner Aerospace, Inc.
  Revolving credit facility...........       61,000             71,500
  Term Loan...........................       51,500             51,500
                                            -------            -------
                                           $186,000           $207,250
                                            =======            =======
Total
  Revolving credit facilities.........     $104,500           $125,750
  Term loans..........................       81,500             81,500
                                            -------            -------
                                           $186,000           $207,250
                                            =======            =======

(a)  These amounts are included in short-term notes payable.

     At June 30, 1996, the Company had outstanding letters of credit of $11,405, which were supported by the Credit Agreement and other bank facilities on an unsecured basis. At June 30, 1996, the Company had unused short-term bank lines of credit aggregating $9,845 at interest rates slightly higher than the prime rate. The Company also has short-term lines of credit relating to foreign operations aggregating $5,668 against which the Company owed $3,035 at June 30, 1996.

     Summarized below are certain items and other information relating to the debt outstanding at June 30, 1996:

                                       12%            13%         11 7/8%
                         13 1/8%    Intermediate     Junior     RHI Senior
                     Subordinated  Subordinated  Subordinated  Subordinated
                      Debentures    Debentures    Debentures    Debentures
                     ------------  ------------  ------------  ------------
Date Issued           March 1986    Oct. 1986     March 1987    March 1987
Face Value             $ 75,000      $160,000      $102,000      $126,000
Balance, June 30,
  1996                 $ 35,061      $114,495      $ 24,800      $ 85,769
Percent Issued at        95.769        93.470        98.230        99.214
Bond Discount          $  3,173      $ 10,448      $  1,805      $    990
Amortization 1996      $    118      $    761      $     30      $     82
             1995      $    103      $    687      $     27      $     94
             1994      $     90      $    621      $     23      $     80
Yield to Maturity         13.80%        13.06%        13.27%        12.01%
Interest Payments     Semi-Annual   Semi-Annual   Semi-Annual   Semi-Annual
Sinking Fund Start
  Date                 3/15/97       10/15/97      3/1/98        3/1/97
Sinking Fund
  Installments         $  7,500      $ 32,000      $ 10,200      $ 31,500
Fiscal Year Maturity     2006          2002          2007          1999
Redeemable by the
  Company after        3/15/89       10/15/89      3/1/92        3/1/92

     Under the most restrictive covenants of the above indentures, the Company's consolidated net worth, as defined, must not be less than $35,000. RHI's consolidated net worth must not be less than $125,000. At June 30, 1996, consolidated net worth was $231,168 at the Company and $428,772 at RHI. At the present time, none of the Company's consolidated retained earnings are available for capital distributions due to a cumulative earnings restriction. The indentures also provide restrictions on the amount of additional borrowings by the Company.

     FHC may transfer available cash as dividends to the Company.

     Annual maturities of long-term debt obligations for each of the five years following June 30, 1996, are as follows: $8,357 for 1997, $30,314 for 1998, $90,786 for 1999, $40,520 for 2000, and $45,025 for 2001.

11.  PENSIONS AND POSTRETIREMENT BENEFITS
     ------------------------------------

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

     The following table provides a summary of the components of net periodic pension expense (income) for the plans:

                                              1996       1995       1994
                                             --------   --------   --------
Service cost of benefits earned
  during the period......................   $  3,513   $  3,917   $  3,827
Interest cost of projected benefit
  obligation.............................     14,499     14,860     14,552
Return on plan assets....................    (39,430)   (14,526)    (5,051)
Amortization of prior service cost.......         81         81        126
Net amortization and deferral............     21,495     (4,341)   (15,007)
                                             -------    -------    -------
                                                 158         (9)    (1,553)
Net periodic pension expense (income) for
  other plans including foreign plans....       (118)        78       (745)
                                             -------    -------    -------
Net periodic pension expense (income)....   $     40   $     69   $ (2,298)
                                             =======    =======    =======

     Assumptions used in accounting for the plans were:

                                             1996       1995       1994
                                           --------   --------   --------
Discount Rate............................    8.5%       8.5%       8.5%
Expected rate of increase in salaries....    4.5%       4.5%       4.5%
Expected long-term rate of return on
  plan assets............................    9.0%       9.0%       9.0%
</TABALE>
     In Fiscal 1996, the Company recognized one-time charges of $857 from the divestiture of subsidiaries, which resulted in a recognition of prior service costs, and $84 from the early retirement window program at the  Company's corporate office.  The reduction in liabilities due from the cessation of future salary increases is not immediately recognizable in income, but will be used as an offset against existing unrecognized losses.  The Company will have a future savings benefit from a lower net periodic pension cost due to the amortization of a smaller unrecognized loss.

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 1996, and 1995 for the plans:

                                                June 30,      June 30,
                                                  1996          1995
                                                --------      --------
Projected benefit obligation:
  Vested benefit obligation.................    $164,819      $168,843
  Non-vested benefits.......................       6,169         6,488
                                                 -------       -------
  Accumulated benefit obligation............     170,988       175,331
  Effect of projected future compensation
    levels..................................         905         5,815
                                                 -------       -------
                                                 171,893       181,146

Plan assets at fair value...................     224,692       212,477
                                                 -------       -------
Plan assets in excess of projected benefit
  obligations...............................      52,799        31,331

Unrecognized net loss.......................      20,471        42,720
Unrecognized prior service cost.............        (354)          329
Unrecognized net transition assets..........        (608)         (190)
                                                 -------       -------
Prepaid pension cost prior to SFAS 109
  implementation............................      72,308        74,190

Effect of SFAS 109 implementation...........     (14,648)      (14,623)
                                                 -------       -------
Prepaid pension cost........................    $ 57,660      $ 59,567
                                                 =======       =======

     Plan assets include Class A Common Stock of the Company valued at a fair market value of $11,094 and $2,763 at June 30, 1996 and 1995, respectively. Substantially all of the plan assets are invested in listed stocks and bonds.

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

     The Company elected the immediate recognition method of adoption of SFAS
106. The unamortized portion of the overstated liability for discontinued operations was $15,172, net of tax, which more than offset a $10,904, net of tax, charge relating to the transition obligation for active employees and retirees of continuing operations. The benefit to net earnings as the cumulative effect of this accounting change was $4,268, net of tax. Included in Fiscal 1994 earnings from discontinued operations is a net charge of $4,802, which represents the portion allocated to DME and Data for the implementation of SFAS 106. For the Fiscal year ended June 30, 1994, the effect of the changes on pretax income from continuing operations was not material.

     As a result of Rexnord's adoption of SFAS 106, effective July 1, 1993, the Company recorded an after-tax charge of $7,481 to net earnings, which represented the Company's share of Rexnord's cumulative effect of this change in accounting, net of the related tax benefits from the charge.

     A one-time credit of $3,938, resulting from the divestitures of subsidiaries, was offset by $4,361 from DME's accumulated postretirement benefit obligation for active employees, which was transferred to CMI as part of the sale. The Company recognized the net effect of $423 as an expense in 1996.

     The Company provides health care benefits for most retired employees. Postretirement health care expense from continuing operations totaled $779, $701, and $1,086 for the years ended June 30, 1996, 1995 and 1994, respectively. The Company has accrued approximately $36,995 and $36,732 as of June 30, 1996 and 1995, respectively, for postretirement health care benefits related to discontinued operations. This represents the cumulative discounted value of the long-term obligation and includes interest expense of $3,877, $3,872, and $3,873 for the years ended June 30, 1996, 1995 and 1994, respectively. The components of expense in Fiscal 1996 and 1995 are as follows:

<CAPTION<
                                                          1996       1995
                                                        -------    -------
     Service cost of benefits earned...................$    281   $    321
     Interest cost on liabilities......................   4,377      4,385
     Net amortization and deferral.....................      (2)      (133)
                                                        -------    -------
     Net periodic postretirement benefit cost..........$  4,656   $  4,573
                                                        =======    =======

     The following table sets forth the funded status for the Company's postretirement health care benefit plans at June 30, 1996:

                                                          1996       1995
                                                        -------    -------
     Accumulated postretirement benefit obligations:
       Retirees........................................$ 46,846   $ 45,970
       Fully eligible active participants..............     347        531
       Other active participants.......................   1,887        977
                                                        -------    -------
     Accumulated postretirement benefit obligation.....  49,080     47,478
     Unrecognized net loss.............................   2,086        223
                                                        -------    -------
     Accrued postretirement benefit liability..........$ 46,994   $ 47,255
                                                        =======    =======

     The accumulated postretirement benefit obligation was determined using a discount rate of 8.5%, and a health care cost trend rate of 7.5% and 7.0% for pre-age-65 and post-age-65 employees, respectively, gradually decreasing to 4.75% and 5.25%, respectively, in the year 2003 and thereafter.

     Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation as of June 30, 1996, by approximately $1,169, and increase the net periodic postretirement benefit cost by approximately $182 for Fiscal 1996.

12   INCOME TAXES
     ------------

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

     As permitted under SFAS 109, prior years' financial statements have not been restated. The Company elected the immediate recognition method and recorded a $2,033 benefit representing the prior years' cumulative effect. This benefit is the restated result representing the effect of SFAS 109 on the Company's continuing operations. Included in Fiscal 1994 earnings from discontinued operations, is a net charge of $4,445 representing DME's share of the SFAS 109 implementation, which represents deferred taxes that had to be recorded related primarily to fixed assets, prepaid pension expenses, and inventory basis differences.

     As a result of Rexnord's adoption of SFAS 109 effective July 1, 1993, the Company recorded an after-tax charge to net earnings of $523, which represented the Company's share of Rexnord's cumulative effect for this change in accounting.

     The provision (benefit) for income taxes from continuing operations is summarized as follows:

                                        1996         1995         1994
                                      --------     --------     --------
Current:
  Federal..........................  $ (41,595)   $  (8,315)   $    (316)
  State............................      1,203          424         (516)
  Foreign..........................        669        1,191         (570)
                                      --------     --------     --------
                                       (39,723)      (6,700)      (1,402)
Deferred:
   Federal.........................     21,315      (19,450)      18,851
   State...........................     (3,657)      (2,052)         243
                                      --------     --------     --------
                                        17,658      (21,502)      19,094
                                      --------     --------     --------
Net tax provision (benefit)........  $ (22,065)   $ (28,202)   $  17,692
                                      ========     ========     ========

     The income tax provision (benefit) for continuing operations differs from that computed using the statutory Federal income tax rate of 35% in Fiscal 1996, 1995 and 1994 for the following reasons:

                                        1996         1995         1994
                                      --------     --------     --------
Computed statutory amount.........   $  40,357    $ (26,641)   $  10,950
State income taxes, net of
  applicable federal tax benefit..         782       (1,794)          14
Foreign Sales Corporation benefit.        --             (1)        (228)
Nondeductible acquisition
  valuation items.................       1,329        1,420        3,863
Tax on foreign earnings, net of
  tax credits.....................       1,711        2,965           (9)
Difference between book and tax
  basis of assets acquired and
  liabilities assumed.............       1,040        1,366        1,366
Nontaxable gain related to the
  Merger..........................     (60,681)        --           --
Revision of estimate for tax
  accruals........................      (3,500)      (5,000)        --
Other.............................      (3,103)        (517)       1,736
                                     ---------    ---------     --------
Net tax provision(benefit)........  $  (22,065)  $  (28,202)  $   17,692
                                     =========    =========     ========

     The following table is a summary of the significant components of the Company's deferred tax assets and liabilities, and deferred provision or benefit for the following periods:

                                                   1996                    1995       1994
                                                    Deferred                Deferred    Deferred
                                       June 30,   (Provision)  June 30,   (Provision) (Provision)
                                        1996        Benefit     1995        Benefit     Benefit
                                       --------   -----------  --------   ----------- -----------
Deferred tax assets:
  Accrued expenses..................... $  5,936    (1,643)   $  7,579    $ (2,218)   $  1,960
  Asset basis differences..............    2,064     1,787         277      (7,292)     (8,428)
  Employee compensation and benefits...    5,408       (26)      5,434         106        (859)
  Environmental reserves...............    4,512      (737)      5,249      (1,202)       (267)
  Loss and credit carryforwards........    8,796   (23,229)     32,025      17,991       2,499
  Postretirement benefits..............   19,334    (1,273)     20,607         514        (124)
  Other................................    5,519     2,186       3,333       1,530      (4,145)
                                         -------   -------     -------     -------     -------
                                          51,569   (22,935)     74,504       9,429      (9,364)
Deferred tax liabilities:
  Asset basis differences..............  (22,565)   16,602     (39,167)      4,129       1,638
  Inventory............................   (2,010)    4,684      (6,694)      3,176       1,310
  Pensions.............................  (18,243)    1,516     (19,759)      1,074          20
  Other................................  (29,507)  (17,525)    (11,982)      3,694     (11,411)
                                         -------   -------     -------     -------     -------
                                         (72,325)    5,277     (77,602)     12,073      (8,443)
                                         -------   -------     -------     -------     -------
                                         (20,756)  (17,658)     (3,098)     21,502     (17,807)
Less amount related to accounting change    --        --          --          --         1,287
                                         -------   -------     -------     -------     -------
Net deferred tax liability............. $(20,756) $(17,658)   $ (3,098)   $ 21,502    $(19,094)
                                         =======   =======     =======     =======     =======

                                           June 30,     June 30,
                                             1996         1995
                                           --------     --------
The amounts included in the balance
  sheet are as follows:

Prepaid expenses and other current assets:
  Current deferred.....................     $  8,012     $  7,117
  Other current........................         --         (1,849)
                                             -------      -------
                                            $  8,012     $  5,268
                                             =======      =======
Income taxes payable:
  Current deferred.....................       20,797     $   --
  Other current........................        3,838         --
                                             -------      -------
                                            $ 24,635     $   --
                                             =======      =======
Noncurrent income tax liabilities:
  Noncurrent deferred..................        7,971     $ 10,215
  Other noncurrent.....................       23,766       27,789
                                             -------      -------
                                            $ 31,737     $ 38,004
                                             =======      =======

     The 1996 and 1995 net tax benefits include the results of reversing $3,500 and $5,000, respectively, of federal income taxes previously provided due to a change in the estimate of required tax accruals.

     For tax purposes, the Company had available, at June 30, 1996, net operating loss ("NOL") carryforwards for regular Federal income tax purposes of approximately $18,300, which will expire in the year 2010.

     Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent that such earnings are intended to be repatriated. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently invested, or which would be offset by allowable foreign tax credits. At June 30, 1996, the amount of domestic taxes payable upon distribution of such earnings was not significant.

     In the opinion of management, adequate provision has been made for all income taxes and interest, and any liability that may arise for prior periods will not have a material effect on the financial condition or results of operations of the Company.

13.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES
     ----------------------------------------------
     The Company is including $58,625 of minority interest in its balance sheet at June 30, 1996, representing approximately 40.7% of Banner's common stock effectively outstanding on a consolidated basis.

     The Company included $23,804 of minority interest on its balance sheet at June 30, 1995, representing 553,460 shares of Series C Preferred Stock of FII. The Series C Preferred Stock was assumed by STFI and redeemed entirely as part of the Merger. (See Note 2).

14.  REDEEMABLE PREFERRED STOCK OF SUBSIDIARY
     ----------------------------------------

     The Company classified 393,801 shares of Series A Preferred Stock of FII as a long-term liability at June 30, 1995. The Series A Preferred Stock was assumed by STFI and redeemed entirely as part of the Merger. (See Note 2).

15.  EQUITY SECURITIES
     -----------------

     The Company had 13,756,160 shares of Class A common stock and 2,633,704 shares of Class B common stock outstanding at June 30, 1996. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. Shares of Class A common stock are entitled to one vote per share and cannot presently be exchanged for shares of Class B common stock. Shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. In Fiscal 1996, 286,869 shares of Class A Common Stock were issued as a result of the exercise of stock options and shareholders converted 63,182 shares of Class B common stock into Class A common stock.

     RHI holds an investment of 1,319,423 shares of the Company's Class A common stock. At June 30, 1996, RHI's carrying value was approximately $63,902. The Company accounts for the Class A common stock held by RHI as Treasury Stock.

16.  STOCK OPTIONS AND WARRANTS
     --------------------------

     The Company has reserved 4,320,000 shares of Class A common stock for issue to key employees under the Company's 1986 Stock Option Plan. This plan authorizes the granting of options over a ten-year period (an extension of an additional ten year period for the granting of options is subject to shareholders approval at the next annual meeting of shareholders) at not less than the market value of the common stock at the time of the grant. The option price is payable in cash or, with the approval of the stock option committee of the Board of Directors, in shares of common stock, valued at fair market value at the time of exercise. The options normally terminate five years from their date of grant, subject to extension of up to 10 years or for a stipulated period of time after an employee's death or termination of employment.

     Stock Options Granted to Directors
     ----------------------------------

     On May 19, 1988, the Board of Directors approved the grant of 180,000 stock options to six outside Directors of the Company at an exercise price of $6.04 per share. In Fiscal 1990 and 1991, the Company granted and approved 75,000 and 60,000 options, respectively, to certain Directors. On November 17, 1994, shareholders approved the grant of stock options of 190,000 shares to outside Directors of the Company to replace expired stock options. These stock options expire five years from the date of the grant.

     Stock option transactions are summarized below:

(In thousands          Shares     Shares under option plan
except per share     available   --------------------------
data)                for grant   1986     Other       Price
                     -----------------------------------------
July 1, 1993.......     563     1,357      231     $4.125-11.00
Granted............     (27)       27       30     $3.50-4.125
Canceled...........      64       (64)     (60)    $4.25-9.125
                     ---------------------------
June 30, 1994......     600     1,320      201     $3.50-11.00
Granted............    (357)      357       --     $3.00-3.875
Canceled...........     148      (148)     (30)    $3.00-11.00
                     ---------------------------
June 30, 1995......     391     1,529      171     $3.00-9.125
Exercised..........      --      (246)     (41)    $3.50-9.125
Granted............    (540)      540       --     $3.625-15.50
Canceled...........     669      (669)     (11)    $3.875-7.00
                     ---------------------------
June 30, 1996......     520     1,154      119     $3.00-15.50
                     ===========================

     Stock Warrants
     --------------

     On November 9, 1995, the Company issued warrants to purchase 500,000 shares of Class A Common Stock, at $9.00 per share, to Peregrine Direct Investments Limited ("Peregrine"), in exchange for a standby commitment it received on November 8, 1995, from Peregrine to purchase (i) $75,000 principal amount of senior secured notes to be issued by a wholly-owned subsidiary of the Company, and (ii) warrants to purchase 5,000,000 shares of Class A Common Stock at $7.50 per share. The Company elected not to exercise its rights under the Peregrine commitment. The warrants are immediately exercisable and will expire five years from the date of issuance.

     On February 21, 1996, the Company issued warrants to purchase 25,000 shares of Class A Common Stock, at $9.00 per share, to a non-employee for services provided in connection with the Company's various dealings with Peregrine. The warrants issued are immediately exercisable and will expire at the same time the Peregrine warrants expire.

     The Company has recorded non-recurring expenses of $1,148 for the estimated fair market value at grant date of the stock warrants issued in 1996. The warrants issued in 1996 were outstanding at June 30, 1996.

     At June 30, 1996, the Company also had outstanding, warrants to purchase 375,000 shares of the Company's common stock for $7.67 per share. The warrants can be used to purchase either Class A or B common stock and will expire on March 13, 1997.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

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

     Fair values for the Company's off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. The fair value of the Company's off-balance-sheet instruments at June 30, 1996, was not material.

     The carrying amounts and fair values of the Company's financial instruments at June 30, 1996 and 1995, are as follows:

                                          June 30, 1996                   June 30, 1995
                                    ----------------------          ------------------------
                                    Carrying        Fair            Carrying         Fair
                                     Amount         Value            Amount          Value
                                    --------        -----           --------         -----
Cash and cash equivalents.........  $ 39,649     $ 39,649          $ 71,182     $ 71,812
Investment Securities:
  Short-term equity securities....    10,362       10,362             3,968        3,968
  Short-term other investments....       136          167               148          194
  Long-term equity securities.....       492        1,358               492          492
  Long-term limited partnerships..        93           93               346          346
Notes Receivable:
  Current.........................   170,384      170,384              --           --
  Long-term.......................     3,702        3,702               970          940
Short-term debt...................    76,535       76,535             5,489        5,489
Long-term debt:
  Bank credit agreement...........   112,500      112,500           126,396      126,396
  Senior notes and subordinated
    debentures....................   260,125      264,759           411,279      384,139
  Industrial revenue bonds........     1,500        1,500             1,500        1,500
  Capitalized leases..............        65           65             1,253        1,253
  Other...........................     2,756        2,756             4,787        4,787
Minority interest in Banner.......    58,625       79,756              --           --
Minority interest in FII..........      --           --              23,804       20,755
Redeemable preferred stock of
  subsidiary......................      --           --              16,342       14,571

18.  RESTRUCTURING CHARGES
     ---------------------

     In Fiscal 1996 and 1994, the Company recorded the restructuring charges in the Aerospace Fasteners segment in the categories shown below. Except for the costs included in the other category (see note (d) below), all costs classified as restructuring were the direct result of formal plans to close plants, to terminate employees, or to exit product lines. Substantially all of these plans have been executed. Other than a reduction in the Company's existing cost structure and manufacturing capacity, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. The costs included in restructuring were predominately non-recurring in nature.

SIGNIFICANT COMPONENTS                             1996      1994
- ----------------------                            ------    ------
Write off of goodwill related to discontinued
  product lines................................. $  --     $ 6,959
Write down of inventory to net realizable value
 related to discontinued product lines (a)......     156     2,634
Write down of fixed assets related to
 discontinued product lines.....................     270     3,000
Severance benefits for terminated employees
 (substantially all paid within twelve months)..   1,368       471
Plant closings facility costs (b)...............     389       851
Relocation of business from closed plant in
 New Jersey to California (c)...................    --       1,795
Contract termination claims.....................     136       128
Other (d).......................................    --       3,022
                                                  ------    ------
                                                 $ 2,319   $18,860
                                                  ======    ======

(a)  Write down was required because product line was discontinued.
(b) Includes lease settlements, write offs of leasehold improvements, maintenance, restorations and clean up costs.
(c) Principally consists of costs to move equipment, inventory, tooling and personnel.
(d) Includes costs associated with a requalification of product lines by a customer, nonrecurring costs of cellularization and reengineering of manufacturing processes and methods.

19.  UNUSUAL ITEMS
     -------------

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption caused increased costs and reduced revenues in Fiscal 1994, and has negatively affected Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss of $4,000 in Fiscal 1994 to cover the estimated net cost of the damages and related business interruption caused by the earthquake. In addition, the Company recorded a write down of $2,000 in Fiscal 1994, relating to this real estate which is now included in net assets held for sale.

20.  RELATED PARTY TRANSACTIONS
     --------------------------

     Corporate office administrative expense recorded by FHC and its predecessors was billed to the Company on a monthly basis during 1996, 1995 and 1994. These costs represent the cost of services incurred on behalf of affiliated companies. Each of these affiliated companies has reimbursed FHC for such services.

     The Company and its wholly-owned subsidiaries are all parties to a tax sharing agreement whereby the Company files a consolidated federal income tax return and the subsidiaries make payments to the Company based on the amount of federal income taxes, if any, the subsidiary would have paid if it had filed a separate tax return.

     Prior to the consolidation of Banner on February 25, 1996, the Aerospace Fasteners segment had sales to Banner of $3,663, $5,494 and $5,680 in Fiscal 1996, 1995 and 1994, respectively.

21.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Lease Commitments
     -----------------

     The Company holds certain of its facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease-terms in excess of one year for each of the five years following June 30, 1996, was $5,935 for 1997, $3,638 for 1998, $2,722 for
1999, $1,415 for 2000, and $1,235 for 2001. Commitments under capital leases were not significant to the accompanying financial statements. Rental expense on operating leases from continuing operations for Fiscal 1996, 1995 and 1994 was $6,197, $6,695 and $6,007, respectively.

CL Motor ("CL") Freight Litigation
- ----------------------------------

     The Workers Compensation Bureau of the State of Ohio is seeking reimbursement from the Company for up to $5,400 for CL workers compensation claims which were insured under a self-insured program of CL. The Company has contested a significant portion of this claim.

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

     As of June 30, 1996, the consolidated total recorded liabilities of the Company for environmental matters totalled $11,287, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $19,118.

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

22.  BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company's operations were conducted in four principal business segments during Fiscal 1996. The Aerospace Fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems. The Aerospace Distribution segment distributes a wide range of aircraft parts and related support services to the aerospace industry. The Industrial Products segment is primarily engaged in the designing and manufacturing of wet processing tools, equipment and systems. The Communications Services segment provides telecommunication services to office buildings and sells, installs and maintains telecommunications systems for business and government customers.

     Identifiable assets represent assets that are used in the Company's operations in each segment at year end. Corporate assets are principally in cash, marketable securities, prepaid pension costs, assets held for sale, and property maintained for general corporate purposes.

     The Company's financial data by business segment is as follows:

                                          1996         1995         1994
                                       ---------    ---------    ---------
Sales by Business Segment:
  Aerospace Fasteners..............    $ 218,059    $ 215,364    $ 203,456
  Aerospace Distribution (c).......      129,973         --           --
  Industrial Products..............       67,330       41,476         --
  Communications Services..........       91,290      108,710       74,190
  Eliminations (a).................       (5,842)        --           --
                                       ---------    ---------    ---------
Total Segment Sales................    $ 500,810    $ 365,550    $ 277,646
                                       =========    =========    =========
Operating Income (Loss) by Segment:
  Aerospace Fasteners (b)..........    $     135    $ (11,497)   $ (32,208)
  Aerospace Distribution (c).......        5,625         --           --
  Industrial Products..............          826       (5,089)        --
  Communications Services..........       14,561       18,498       16,483
                                       ---------    ---------    ---------
Total Segment Operating Income.....       21,147        1,912      (15,725)

  Corporate Administrative Expense.      (14,506)     (13,179)     (16,868)
  Other Corporate Income (Expense).       (1,196)      (2,152)       2,231
                                       ---------    ---------    ---------
Total Consolidated Operating
  Income (Loss)....................    $   5,445    $ (13,419)   $ (30,362)
                                       =========    =========    =========
Capital Expenditures:
  Aerospace Fasteners..............    $   3,841    $   4,974    $   4,320
  Aerospace Distribution...........        1,556         --           --
  Industrial Products..............        1,130          491         --
  Communications Services..........        8,500       10,349        7,775
  Corporate and Other..............           95          446          187
                                       ---------    ---------    ---------
Total Capital Expenditures.........    $  15,122    $  16,260    $  12,282
                                       =========    =========    =========
Depreciation and Amortization:
  Aerospace Fasteners..............    $  14,916    $  15,619    $  14,373
  Aerospace Distribution...........        1,341         --           --
  Industrial Products..............          919          432         --
  Communications Services..........        8,064       10,329        8,948
  Corporate and Other..............        4,477        4,828        6,141
                                       ---------    ---------    ---------
Total Depreciation and Amortization    $  29,717    $  31,208    $  29,462
                                       =========    =========    =========
Identifiable Assets at June 30,:
  Aerospace Fasteners..............    $ 252,200    $ 290,465    $ 306,008
  Aerospace Distribution...........      329,477         --           --
  Industrial Products..............       35,141       37,101       16,722
  Communications Services..........         --        108,666       79,087
  Corporate and Other..............      393,120      414,062      484,804
                                       ---------    ---------    ---------
Total Identifiable Assets..........   $1,009,938    $ 850,294    $ 886,621
                                       =========    =========    =========



(a) - Intersegment eliminations includes $5,819 of sales from the Aerospace
Fasteners segment to the Aerospace Distribution segment and $23 of sales from the Aerospace Distribution segment to the Aerospace Fasteners segment.

(b) - Includes charges to reflect the cost of restructuring of $2,319 and $18,860 in Fiscal 1996 and 1994, respectively, and an unusual loss from earthquake damage and business interruption of $4,000 in Fiscal 1994.

(c) - The Company became the majority shareholder of Banner Aerospace, Inc.
on February 25, 1996 and, accordingly, began consolidating their results as of then.

23.  FOREIGN OPERATIONS AND EXPORT SALES
     -----------------------------------

     The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area. The Company's financial data by geographic area is as follows:

                                         1996         1995         1994
                                       ---------    ---------    ---------
Sales by Geographic Area:
  United States....................   $  393,247   $  283,811   $  234,626
  Europe...........................      107,186       80,945       41,988
  Other............................          377          794        1,032
                                       ---------    ---------    ---------
Total Sales........................   $  500,810   $  365,550   $  277,646
                                       =========    =========    =========
Operating Income by Geographic Area:
  United States....................   $   15,360   $    2,307   $  (20,495)
  Europe...........................        5,935         (432)       4,839
  Other............................         (148)          37          (69)
                                       ---------    ---------    ---------
Total Segment Operating Income.....   $   21,147   $    1,912   $  (15,725)
                                       =========    =========    =========
Identifiable Assets by Geographic
Area at June 30,:
  United States....................   $  546,147   $  355,387   $  336,533
  Europe...........................       77,627       85,668       47,654
  Other............................         --            892          908
  Corporate and other assets.......      386,164      408,347      501,526
                                       ---------    ---------    ---------
Total Identifiable Assets..........   $1,009,938   $  850,294   $  886,621
                                       =========    =========    =========

     Export sales are defined as sales to customers in foreign countries by the Company's domestic operations. Export sales amounted to the following:

                                         1996         1995         1994
                                       ---------    ---------    ---------
Export Sales
  Europe...........................   $   27,330   $   13,329   $    9,440
  Asia.............................       20,878        5,666        2,661
  Canada...........................        8,878        2,810        2,953
  Other............................        8,565          911          792
                                       ---------    ---------    ---------
Total Export Sales.................   $   65,651   $   22,716   $   15,846
                                       =========    =========    =========

24.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------

     The following table of quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

- ----------------------------------------------------------------------------------------------
Fiscal 1996 quarters ended             Oct. 1       Dec. 31       March 31        June 30
- ----------------------------------------------------------------------------------------------
Net sales..........................  $107,926      $103,450       $135,451       $153,983
Gross profit.......................    23,591        23,036         29,846         40,418
Earnings (loss) from continuing
  operations.......................    (9,286)       (9,016)       155,095            577
    per share......................      (.58)         (.56)          9.27            .03
Earnings from discontinued
  operations, net.................      3,870         3,420          1,769            127
    per share.....................        .24           .21            .11            .01
Gain (loss) from disposal of
  discontinued operations, net....       (20)           (7)        61,286         (7,673)
    per share......................      --            --             3.66           (.45)
Extraordinary items, net...........      --            --          (10,436)          --
    per share......................      --            --             (.62)          --
Net earnings (loss)................    (5,436)       (5,603)       207,714         (6,969)
    per share......................      (.34)         (.35)         12.42           (.41)
Market price range of Class A Stock
  High.............................         6         8 3/4          9 7/8         15 7/8
  Low..............................     2 7/8         4 3/4              8          9 1/4
- ----------------------------------------------------------------------------------------------
Fiscal 1995 quarters ended             Oct. 2        Jan. 1        April 2        June 30
- ----------------------------------------------------------------------------------------------
Net sales..........................  $ 78,905      $ 81,849       $102,982       $101,814
Gross profit.......................    18,103        13,816         18,820         14,964
Loss from continuing operations....   (10,033)      (13,858)       (15,146)        (8,877)
    per share......................      (.62)         (.86)          (.94)          (.55)
Earnings from discontinued
  operations, net..................     3,373         3,193          4,389          3,039
    per share......................       .20           .19            .27            .19
Loss from disposal of discontinued
  operations, net..................       (25)          (25)          (184)           (25)
    per share......................      --            --             (.01)          --
Extraordinary items, net...........      --             (23)           378           --
    per share......................      --            --              .02           --
Net loss...........................    (6,685)      (10,713)       (10,563)        (5,863)
    per share......................      (.42)         (.67)          (.66)          (.36)
Market price range of Class A Stock
  High.............................     4 1/8         4 1/8          3 3/4          3 3/8
  Low..............................     3 1/8         2 5/8          2 3/8              2

/TABLE

     Earnings (loss) from continuing operations in the fourth quarter of
Fiscal 1995, includes adjustments to inventories and receivables of the Company's Aerospace Fasteners Segment, to reflect required valuation allowances against these assets. Charges to reflect the cost of restructuring the Company's Aerospace Fasteners Segment, of $285, $959 and $1,075 in the second, third and fourth quarters of Fiscal 1996, respectively, are included in earnings (loss) from continuing operations.

     The third quarter of Fiscal 1996 includes non-recurring income of $161,480, primarily from the gain on the merger of FCSC with STI.

     Earnings from discontinued operations includes the results of DME and Data in each quarter.

     Extraordinary items relate to the early extinguishment of debt by the Company. (See Note 7).

     The Fiscal 1995 four quarters and the Fiscal 1996 first quarter data varies from that previously reported in each of those quarters' respective Form 10-Q filings, and have been restated to reflect the sale of DME and Data. (See Note 5). The previously reported Fiscal 1996 quarters were restated for adjustments to inventory reserves, which resulted in additional income (expense), net of tax, of $(1,138), $(453) and $494 in the first, second and third quarters of Fiscal 1996, respectively.

                   Report of Independent Public Accountants
                   ----------------------------------------



To The Fairchild Corporation:

We have audited the accompanying consolidated balance sheets of The Fairchild Corporation (a Delaware corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended June 30, 1996, 1995 and 1994.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended June 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

As discussed in Notes 11 and 12 to the consolidated financial statements, effective July 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions, and income taxes.





                                              Arthur Andersen LLP

Washington, D.C.
September 4, 1996

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------

     None.

                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
- ---------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the 1996 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

     The information required by this Item is incorporated herein by reference from the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the 1996 Proxy Statement.

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

(a)(2)  Financial Statement Schedules and Report of Independent Public
        Accountants.

        Schedule Number             Description                Page Number
        ---------------             -----------                -----------

             II            Valuation and Qualifying Accounts        94



     All other schedules are omitted because they are not required.

                 Report of Independent Public Accountants
                 ----------------------------------------


To The Fairchild Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Fairchild Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated September 4, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on the preceding page is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                 Arthur Andersen LLP

Washington, D.C.
September 4, 1996

(a)(3)  Exhibits.

3   (a)     Registrant's Restated Certificate of Incorporation
            (incorporated by reference to Exhibit "C" of Registrant's
            Proxy Statement dated October 27, 1989).

*   (b)     Registrant's Amended and Restated By-Laws (as amended as
            of September 15, 1995).

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

    (e) Form of Indenture between Registrant and Manufacturers Hanover Trust Company pursuant to which Registrant's 12-1/4% Senior Subordinated Notes due 1996 (the "Senior Notes") were issued (the"Note Indenture"), and specimen of Senior Note (incorporated by reference to Registration Statement No. 33-03521 on Form S-2).

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

   (a)(v) Amendment No. 5, dated as of July 29, 1994, to Restated and Amended Credit Agreement dated as of July 27, 1992
            (incorporated by reference to the 1995 10-K).

   (a)(vi) Amendment No. 6, dated as of October 15, 1994, to Restated and Amended Credit Agreement dated as of July 27, 1992
            (incorporated by reference to the 1995 10-K).

   (a)(vii) Amendment No. 7, dated as of January 18, 1995, to Restated and Amended Credit Agreement dated as of July 27, 1992
            (incorporated by reference to the 1995 10-K).

   (a)(viii)Amendment No. 8, dated as of February 15, 1995, to Restated and Amended Credit Agreement dated as of July 27, 1992
            (incorporated by reference to the 1995 10-K).

   (a)(ix) Amendment No. 9, dated as of May 25, 1995, to Restated and Amended Credit Agreement dated as of July 27, 1992
            (incorporated by reference to the 1995 10-K).

   (a)(x) Amendment No. 10, dated as of June 30, 1995, to Restated and Amended Credit Agreement dated as of July 27, 1992
            (incorporated by reference to the 1995 10-K).

 *(a)(xi) Amendment No. 11, dated as of September 6, 1995, to Restated and Amended Credit Agreement dated as of July 27, 1992.

 *(a)(xii)  Amendment No. 12, dated as of January 13, 1996, to Restated and
            Amended Credit Agreement dated as of July 27, 1992.

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

    (a)(z) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Eric I. Steiner
            (incorporated by reference to the 1995 10-K).

    (b)(a) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Michael T. Alcox
            (incorporated by reference to the 1995 10-K).

    (b)(b) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Donald E. Miller
            (incorporated by reference to the 1995 10-K).

    (b)(c) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and John L Flynn
            (incorporated by reference to the 1995 10-K).

    (b)(d) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Jerry Lirette
            (incorporated by reference to the 1995 10-K).

    (b)(e) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Mel D. Borer
            (incorporated by reference to the 1995 10-K).

    (b)(f) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Thomas J. Flaherty
            (incorporated by reference to the 1995 10-K).

    (b)(g) Agreement and Plan of Merger dated as of November 9, 1995 by and among The Fairchild Corporation, RHI, FII and Shared
            Technologies, Inc. ("STI Merger Agreement") (incorporated by reference from the Registrant's Form 8-K dated as of November 9,
            1995).

 (b)(g)(i) Amendment No. 1 to STI Merger Agreement dated as of February 2, 1996 (incorporated by reference from the Registrant's Form 8-K dated as of March 13, 1996).

(b)(g)(ii) Amendment No. 2 to STI Merger Agreement dated as of February 23, 1996 (incorporated by reference from the Registrant's Form 8-K dated as of March 13, 1996).


(b)(g)(iii) Amendment No. 3 to STI Merger Agreement dated as of March 1,
            1996 (incorporated by reference from the Registrant's Form 8-K dated as of March 13, 1996).

    (b)(h) Asset Purchase Agreement dated as of January 23, 1996, between The Fairchild Corporation, RHI and Cincinnati Milacron, Inc. (incorporated by reference from the Registrant's Form 8-K dated as of January 26, 1996).

   *(b)(i) Credit Agreement dated as of March 13, 1996, among Fairchild Holding Corporation ("FHC"), Citicorp USA, Inc. and certain financial institutions.

   *(b)(j) Restated and Amended Credit Agreement dated as of May 27, 1996, (the "RHI Credit Agreement"), among RHI, Citicorp USA, Inc. and certain financial institutions.

*(b)(j)(i)  Amendment No. 1 dated as of July 29, 1996, to the RHI Credit
            Agreement dated as of May 27, 1996.

   *(b)(k) Restated and Amended Credit Agreement dated as of July 26, 1996, (the "FHC Credit Agreement"), among FHC, Citicorp USA, Inc. and certain financial institutions.

    (b)(l) 1986 Non-Qualified and Incentive Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 15,
            1990).

    (b)(m) Stock Exchange Agreement between The Fairchild Corporation and Banner Aerospace, Inc. pursuant to which the Registrant exchanged Harco, Inc. for shares of Banner Aerospace, Inc. (incorporated by reference to the Banner Aerospace, Inc. Definitive Proxy Statement dated and filed with the SEC on February 23, 1996 with respect to the Special Meeting of Shareholders of Banner Aerospace, Inc. held on March 12, 1996).

   *(b)(n) Employment Agreement between RHI Holdings, Inc., and Jacques Moskovic, dated as of December 29, 1994.

*(b)(n)(i)  Employment Agreement between RHI Holdings, Inc., and Jacques
            Moskovic, dated as of December 29, 1994.

 11 Computation of earnings per share (found at Note to Registrant's Consolidated Financial Statements for the fiscal year ended June 30, 1994).

*21         List of subsidiaries of Registrant.

*23         Consent of Arthur Andersen LLP, independent public
            accountants.
*27         Financial Data Schedules

 99(a)      Registrant's press release, dated December 23, 1993
            (incorporated by reference to Registrants Form 8-K dated December 23, 1993).

 99(b)      Financial statements, related notes thereto and Auditors'
            Report of Banner Aerospace, Inc. for the fiscal year ended March 31, 1996 (incorporated by reference to the Banner Aerospace, Inc. Form 10-K for fiscal year ended March 31, 1996).


*Filed herewith.

(b)  Reports on Form 8-K

     Registrant filed no reports on Form 8-K during the last quarter of Fiscal 1996.
                                SIGNATURES
                                ----------

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



Date:  September 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.

     Name, Title, Capacity                        Date
     ---------------------                        ----

     Jeffrey J. Steiner                          September 26, 1996
     Chairman, Chief Executive
     Officer, President and Director

     Samuel J. Krasney                           September 26, 1996
     Vice Chairman and Director

     Michael T. Alcox                            September 26, 1996
     Senior Vice President, Chief
     Financial Officer and Director

     Philip David                                September 26, 1996
     Director

     Harold J. Harris                            September 26, 1996
     Director

     Herbert S. Richey                           September 26, 1996
     Director

     Frederick W. McCarthy                       September 26, 1996
     Director

     Eric I. Steiner                             September 26, 1996
     Senior Vice President and
     Director

     Mortimer M. Caplin                          September 26, 1996
     Director

     Robert A. Sharpe, II                        September 26, 1996
     Director

     Melville R. Barlow                          September 26, 1996
     Director

     Colin M. Cohen                              September 26, 1996
     Director






SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
- -----------------------------------------------

     Changes in the allowance for doubtful accounts are as follows:

                                         For the Years Ended June 30,
(In thousands)                        ----------------------------------
                                        1996         1995         1994
                                      --------     --------     --------
Beginning balance.................    $  3,971     $  2,284     $  1,084
Charged to cost and expenses......       2,099        1,868          360
Charges to other accounts (1).....       1,970          (86)       1,328
Amounts written off...............      (1,713)         (95)        (488)
                                       -------      -------      -------
Ending balance....................    $  6,327     $  3,971     $  2,284
                                       =======      =======      =======

(1) Recoveries of amounts written off in prior periods, foreign currency translation and the change in related noncurrent taxes. Included in Fiscal
1994 is $1,179 relating to the acquisition of a subsidiary.

     Included in Fiscal 1996 is $2,348 relating to the consolidation of Banner Aerospace, Inc. and $(309) from the deconsolidation of the Fairchild Communications Services Company as a result of the Merger.