Form 10-Q
period 1996-09-29
FAIRCHILD CORP
filed 1996-11-13
CIK 9779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 29, 1996

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

                   Washington Dulles International Airport
                    300 West Service Road, P.O. Box 10803
                          Chantilly, Virginia 20153
                   ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

                                                       Yes  X  No
                                                          ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
Class                                                  September 29, 1996
-----                                                  ------------------
Class A Common Stock, $.10 Par Value                       13,865,587
Class B Common Stock, $.10 Par Value                        2,632,690
                                                           ----------
                                                           16,498,277

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of September 29, 1996 (Unaudited)
                       and June 30, 1996                                 3

                       Consolidated Statements of Earnings
                       for the Three Months Ended September
                       29, 1996 and October 1, 1995
                       (Unaudited)                                       5

                       Condensed Consolidated Statements of Cash
                       Flows for the Three Months Ended
                       September 29, 1996 and October 1, 1995
                       (Unaudited)                                       7

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                            8

            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                        15


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                23

            Item 6.    Exhibits and Reports on Form 8-K                 23



*For purposes of Part I of this Form 10-Q, the term "Company" means The Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild Corporation unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                               September 29,     June 30,
ASSETS                                             1996            1996
------                                         -------------    -----------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $6,841 and $8,224
  restricted.................................   $  121,098      $   39,649
Short-term investments.......................        9,830          10,498
Accounts receivable-trade, less allowances
  of $6,373 and $6,327.......................       99,341          98,694
Notes receivable.............................         --           170,384
Inventories:
   Finished goods............................      253,235         236,263
   Work-in-process...........................       16,744          16,294
   Raw materials.............................       14,054          18,586
                                                 ---------       ---------
                                                   284,033         271,143

Prepaid expenses and other current assets....       21,548          19,275
                                                 ---------       ---------
Total Current Assets.........................      535,850         609,643

Property, plant and equipment, net of
  accumulated depreciation of $82,310 and
  $79,273....................................       86,659          87,956

Net assets held for sale.....................       46,815          45,405
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $33,028 and $31,912.........................      139,274         140,201
Investments and advances, affiliated
 companies...................................       51,925          53,471
Prepaid pension assets.......................       56,518          57,660
Deferred loan costs..........................        9,649           7,825
Other assets.................................        5,794           7,777
                                                 ---------       ---------
Total Assets.................................   $  932,484      $1,009,938
                                                 =========       =========


*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                September 29,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1996            1996
-------------------------------------           -------------    ----------
                                                 (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $   11,394     $   84,892
Accounts payable.............................        51,100         65,478
Other accrued liabilities....................        75,784         81,757
Income taxes.................................        15,507         24,635
                                                  ---------      ---------
Total Current Liabilities....................       153,785        256,762

Long-term debt, less current maturities......       398,196        368,589
Other long-term liabilities..................        17,013         18,605
Retiree health care liabilities..............        44,128         44,452
Noncurrent income taxes......................        32,321         31,737
Minority interest in subsidiaries............        59,411         58,625
                                                  ---------      ---------
Total Liabilities............................       704,854        778,770

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 20,107,183
  shares issued (19,997,756 in June) and
  13,865,587 shares outstanding (13,756,160
  in June)...................................         2,011          2,000
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,632,690
  shares issued and outstanding (2,633,704
  in June)...................................           263            263
Paid-in capital..............................        69,877         69,366
Retained earnings............................       204,000        208,618
Cumulative translation adjustment............         3,318          2,760
Net unrealized holding loss on available-for-
  sale securities............................          (120)          (120)
Treasury Stock, at cost, 6,241,596 shares of
  Class A Common Stock.......................       (51,719)       (51,719)
                                                  ---------      ---------
Total Stockholders' Equity...................       227,630        231,168
                                                  ---------      ---------
Total Liabilities and Stockholders' Equity...    $  932,484     $1,009,938
                                                  =========      =========
*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, expect per share data)
                                              Three Months Ended
                                          September 29,   October 1,
                                              1996           1995
                                          -------------   ----------
                                                             (*)
Revenue:
  Net sales of products...................  $146,090      $ 88,015
  Revenues from services..................      --          19,911
  Other income, net.......................       223           145
                                             -------       -------
                                             146,313       108,071
Costs and Expenses:
  Cost of goods sold......................   106,280        70,562
  Cost of services........................      --          13,773
  Selling, general & administrative.......    35,846        20,995
  Research and development................        23            21
  Amortization of goodwill................     1,116         1,210
                                             -------       -------
                                             143,265       106,561

Operating income..........................     3,048         1,510

Interest expense..........................    14,672        18,327
Interest income...........................    (2,192)         (878)
                                             -------       -------
Net interest expense......................    12,480        17,449

Investment income (loss), net.............      (375)        1,995
Equity in earnings of affiliates..........     2,311         2,058
Minority interest.........................      (785)         (541)
                                             -------       -------
Loss from continuing operations before
  taxes...................................    (8,281)      (12,427)

Income tax benefit........................     3,663         3,141
                                             -------       -------
Loss from continuing operations...........    (4,618)       (9,286)

Earnings from discontinued operations,
  net.....................................      --           3,870
Loss on disposal of discontinued
  operations, net.........................      --             (20)
                                             -------       -------
Net loss..................................  $ (4,618)     $ (5,436)
                                             =======       =======
* Restated for discontinued operations.  (See Note 3).
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, expect per share data)
                                                  Three Months Ended
                                              September 29,   October 1,
                                                  1996           1996
                                              ------------   -----------
                                                                (*)
Primary and Fully Diluted Earnings Per Share:
  Loss from continuing operations............   $   (.28)    $   (.58)
  Earnings from discontinued operations, net.       --            .24
                                                 -------      -------
  Net loss...................................   $   (.28)    $   (.34)
                                                 =======      =======

  Weighted average number of shares
  used in computing earnings per share:
    Primary..................................     16,425       16,103
    Fully diluted............................     16,425       16,103


























* Restated for discontinued operations.  (See Note 3).



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
</TABLAE>

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                          Three Months Ended
                                                      September 29,   October 1,
                                                          1996          1996
                                                      -------------   -----------
                                                                         (*)
Cash flows provided by (used for)
  Operations:
   Net loss.........................................   $ (4,618)      $ (5,436)
    Depreciation and amortization...................      5,268          7,977
    Accretion of discount on long-term liabilities..      1,100          1,135
    Minority interest...............................        785            598
    Distributed (undistributed) earnings of
      affiliates, net...............................      1,499         (2,058)
    Changes in assets and liabilities...............    (49,923)       (17,710)
    Non-cash charges and working capital changes of
      discontinued operations.......................       --              532
                                                        -------        -------
    Net cash used for operations....................    (45,889)       (14,962)

  Investments:
    Collections on notes receivable from operations
      sold.........................................     173,719           --
    Purchase of property, plant and equipment.......     (2,131)        (3,480)
    Changes in net assets held for sale.............     (1,230)          (679)
    Other, net......................................         20           (600)
    Investing activities of discontinued operations.       --             (342)
                                                        -------        -------
    Net cash provided by (used for) investments.....    170,378         (5,101)

  Financing:
    Proceeds from issuance of debt..................     33,627          2,618
    Debt repayments and repurchase of debentures,
      net...........................................    (77,783)        (2,948)
    Issuance of Class A common stock................        522           --
                                                        -------        -------
    Net cash used for financing.....................    (43,634)          (330)

Effect of exchange rate changes on cash.............        594           (310)
Net increase (decrease) in cash.....................     81,449        (20,703)
Cash and cash equivalents, beginning of period......     39,649         71,182
                                                        -------        -------
Cash and cash equivalents, end of period............   $121,098       $ 50,479
                                                        =======        =======







* Restated for discontinued operations.  (See Note 3).


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   (In thousands, except per share data)

Note 1 - Financial Statements

     The consolidated balance sheet as of September 29, 1996 and the consolidated statements of earnings and cash flows for the three months ended September 29, 1996 and October 1, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 29, 1996 and for all periods presented, have been made. Prior period financial information has been restated for discontinued operations, which includes the D-M-E Company ("DME") and Fairchild Data Corporation ("Data"). The balance sheet at June 30, 1996 was also condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Form 10-K and Banner Aerospace, Inc.'s March 31, 1996 Form 10-K. The results of operations for the period ended September 29, 1996 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

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

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the surviving company renamed Shared Technologies Fairchild Inc. ("STFI"). Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by Fairchild Holdings Corporation ("FHC"), a wholly owned subsidiary of RHI, except for the assets and liabilities of FCSC, and $223,500 of the FII's existing debt and preferred stock. As a result of the Merger, the Company received shares of Common Stock and Preferred Stock of STFI representing approximately a 41% ownership interest in STFI.

Note 3 - Discontinued Operations

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated January 26, 1996, the Company, through one of its subsidiaries, completed the sale of certain assets, liabilities and the business of DME to Cincinnati Milacron Inc. ("CMI"), for a sales price of approximately $244,331, as adjusted. The sales price consisted of $74,000 in cash, and two 8% promissory notes in the aggregate principal amount of $170,331 (together, the "8% CMI Notes"). On July 29, 1996, CMI paid in full the 8% CMI Notes.

     On January 27, 1996, FII completed the sale of Data to SSE Telecom, Inc. ("SSE") for book value of approximately $4,400 and 100,000 shares of SSE's common stock valued at $9.06 per share, or $906, at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale.

     Accordingly, DME and Data have been accounted for as discontinued operations and the prior period financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $45,867 for the first quarter of Fiscal 1996. Net earnings from discontinued operations was $3,870 in the quarter ended October 1, 1995.

Note 4 - Majority Interest Business Combination

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

Note 5 - Pro forma Financial Statements

     The Following unaudited pro forma information for the three months ended October 1, 1995, provides the results of the Company's operations as though
(i) the disposition of DME and Data, (ii) the Merger of FCSC, and (iii) the transfer of Harco to Banner, resulting in the consolidation of Banner, had been in effect since the beginning of the period. The pro forma information is based on the historical financial statements of the Company, DME, Data, FCSC and Banner, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which (i) reduce interest expense for revised debt structures, (ii) increase interest income for notes receivable, (iii) reduce minority interest from Series C Preferred Stock of FII being redeemed, and (iv) adjust equity in earnings of affiliates to include the estimated results of STFI.

     The following unaudited pro forma financial information is not necessarily indicative of the results of operations that actually would have occurred if the transactions had been in effect since the beginning of the Fiscal 1996 period, nor is it necessarily indicative of future results of the Company.

                                           Three Months Ended
                                             October 1, 1995
                                           ------------------
Sales...................................         $141,420
Loss from continuing operations.........           (5,808)
  Loss from continuing operations
    per share...........................             (.36)
Net loss................................           (5,828)
  Net loss per share....................             (.36)

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

                                                   Three Months Ended
                                               ---------------------------
                                               September 29,  October 1,
                                                   1996           1995
                                               ------------   ------------
Net sales.................................       $ 80,037       $ 98,654
Gross profit..............................         34,997         29,982
Earnings from continuing operations.......          4,052          6,511
Net earnings..............................          4,052          6,511

     The Company owns approximately 31.9% of Nacanco common stock. The Company recorded equity earnings of $1,877 and $1,835 from this investment for the three months ended September 29, 1996 and October 1, 1995, respectively.

    Since March 13, 1996, as a result of the Merger in which the Company received a 41% interest in STFI, the Company has accounted for its investment in STFI using the equity method. Prior to March 13, 1996, the Company consolidated the results of FCSC, which was merged into STFI (see Note 2). The Company recorded equity earnings of $434 during the three months ended September 29, 1996.

     On September 29, 1996, the Company's investments in STFI consisted of
(i) $21,081 carrying value for the $25,000 face value 6% cumulative Convertible Preferred Stock, (ii) $9,626 carrying value for the $20,000 face value Special Preferred Stock, and (iii) $(89) carrying value for 6,200,000 shares of common stock of STFI. At the close of trading on September 27, 1996, STFI's common stock was quoted at $7.50 per share. Based on this price, the Company's investment in STFI common stock had an approximate market value of $46,500.

     Effective February 25, 1996, the Company increased its percentage of ownership of Banner Common Stock from 47.2% to approximately 59.3%. Since February 25, 1996, the Company is consolidating Banner's results. Prior to February 25, 1996, the Company accounted for its investment in Banner using the equity method and held its investment in Banner as part of investments and advances, affiliated companies. The Company recorded equity earnings of $346 from this investment for the three months ended October 1, 1995.

     In connection with the Company's December 23, 1993 sale of its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company placed shares of Banner, with a fair market value of $5,000,000, in escrow to secure the Company's remaining indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released.

Note 7 - Restricted Cash

     The Company had approximately $6,841 and $8,224 of restricted cash on September 29, 1996 and June 30, 1996, respectively, all of which is maintained as collateral for certain debt facilities.

Note 8 - Credit Agreements

     The Interim Credit Agreement at FHC matured on July 29, 1996, at which time the Company repaid in full the loans made under the Interim Credit Agreement. On July 26, 1996, the Company amended and restated the terms and provisions of the Interim Credit Agreement, in their entirety (the "Restated Credit Agreement"). The Restated Credit Agreement extends to July 28, 2000, the maturity of FHC's revolving credit facility (the "FHC Revolver"). The FHC Revolver has a borrowing limit of $52,000 and requires a borrowing base to determine availability under the limit. The borrowing base is determined monthly based upon specified percentages of FHC's accounts receivable,
inventories and the appraised value of equipment and real property.   The FHC
Revolver consists of up to $40,000 available in the United States and $12,000 available in Europe. The FHC Revolver generally bears interest at a base rate of 1 1/2% over the greater of (i) Citibank New York's base rate, or (ii) the Federal Funds Rate plus 1/2% for domestic borrowings and at 2 1/2% over Citibank London's base rate for foreign borrowings. FHC's Revolver is subject to a non-use commitment fee of 1/2% on the average unused availability; and outstanding letters of credit are subject to fees of 2 3/4% per annum.

     The Restated Credit Agreement requires FHC to comply with certain financial loan covenants, including maintaining a minimum net worth of $150,000 and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the Restated Credit Agreement restricts the FHC's annual capital expenditures to $12,000. Substantially all of FHC's assets are pledged as collateral under the Restated Credit Agreement. At September 29, 1996, FHC was in compliance with all the Covenants under the Restated Credit Agreement.

     FHC may transfer available cash as dividends to the Company.

     On July 1, 1996, Banner amended its credit agreement (the "Banner Credit Agreement") which provides Banner and its subsidiaries with funds for working capital and potential acquisitions. The Banner Credit Agreement consists of a $55,000 term loan and a $71,500 revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or LIBOR plus 2 1/2%, and a $30,000 seven-year term loan ("Tranche B Loan"), and requires that loans made to Banner do not exceed a defined borrowing base, which is based upon a percentage of inventories and accounts receivable. The Tranche B Loan bears interest at Prime plus 1 3/4% or LIBOR plus 3%. Banner's term loans require certain semiannual loan payments. Interest rates on Banner's borrowings whether computed at the prime rate or LIBOR may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. On June 30, 1996, Banner's performance level resulted in borrowings under the Banner Credit Agreement being at the initial interest rates for the quarter ending September 30, 1996. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of Banner's assets are pledged as collateral under the Banner Credit Agreement.

     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintaining a minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. As of September 29, 1996, Banner was in compliance with all covenants under the Banner Credit Agreement.

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

Note 9 - Minority Interests in Consolidated Subsidiaries

     The Company is including $59,260 of minority interest in its balance sheet at September 29, 1996, representing approximately 40.7% of Banner's common stock effectively outstanding on a consolidated basis.

Note 10 - Equity Securities

     The Company had 13,865,587 shares of Class A Common Stock and 2,632,690 shares of Class B Common Stock outstanding at September 29, 1996. During the first three months of Fiscal 1997, 108,413 shares of Class A Common Stock were issued as a result of the exercise of stock options. Class A Common Stock is traded on both the New York and Pacific Stock Exchanges while there is no public market for the Class B Common Stock. Shares of Class A Common Stock are entitled to one vote per share and cannot be exchanged for Class B Common Stock. Shares of Class B Common Stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A Common Stock, on a share for share basis. During the three months ended September 29, 1996, 1,014 shares of Class B Common Stock were exchanged for Class A Common Stock.

Note 11 - Earnings Per Share

     Primary and fully diluted earnings per share are computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. To compute the incremental shares resulting from stock options and warrants for primary earnings per share, the average market price of the Company's stock during the period is used. To compute the incremental shares resulting from stock options and warrants for fully diluted earnings per share, the greater of the ending market price or the average market price of the Company's stock is used. In computing primary and fully diluted earnings per share for the three months ended September 29, 1996 and October 1, 1995, the conversion of options and warrants was not assumed, as the effect was antidilutive.

Note 12 - Commitments and Contingencies

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

     As of September 29, 1996, the consolidated total recorded liabilities of the Company for environmental matters totalled $10,457, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $18,288.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

     The Fairchild Corporation (the "Company") was incorporated in October, 1969, under the laws of the State of Delaware. On November, 15, 1990, the Company changed its name from Banner Industries, Inc. to The Fairchild Corporation. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the 100% owner of Fairchild Holding Corporation ("FHC") and the majority owner of Banner Aerospace, Inc. ("Banner"). The Company's principal operations are conducted through RHI and FHC. The Company also holds significant equity interests in Shared Technologies Fairchild Inc. ("STFI") and Nacanco Paketleme ("Nacanco").

FISCAL 1996 SIGNIFICANT TRANSACTIONS

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

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the surviving company renamed STFI. Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by FHC, except for the assets and liabilities of FCSC, and $223.5 million of the FII's existing debt and preferred stock. As a result of the Merger, the Company received shares of Common Stock and Preferred Stock of STFI, representing approximately a 41% ownership interest in STFI.

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated January 26, 1996, the Company, through its subsidiaries, completed the sale of certain assets, liabilities and the business of the D-M-E Company ("DME") to Cincinnati Milacron Inc. ("CMI"), for a sales price of approximately $244.3 million, as adjusted. The sales price consists of $74.0 million in cash, and two 8% promissory notes in the aggregate principal amount of $170.3 million (together, the "8% CMI Notes"). On July 29, 1996, CMI paid in full the 8% CMI Notes.

     On January 27, 1996, FII completed the sale of Fairchild Data Corporation ("Data") to SSE Telecom, Inc. ("SSE") for book value of approximately $4.4 million and 100,000 shares of SSE's common stock valued at $9.06 per share, or $.9 million, at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale.


     DME and Data have been accounted for as discontinued operations and the prior periods financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $45.9 million for the first quarter of Fiscal 1996. Net earnings from discontinued operations was $3.9 million for the first quarter of Fiscal 1996.

     Effective February 25, 1996, the Company completed the transfer of Harco to Banner in exchange for 5,386,477 shares of Banner common stock. The exchange has increased the Company's ownership of Banner common stock from approximately 47.2% to 59.3%, resulting in the Company becoming the majority shareholder of Banner. Accordingly, the Company consolidated Banner on February 25, 1996. Banner is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. Harco is a distributor of precision fasteners to the aerospace industry.

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Aerospace Distribution (Banner Aerospace) and Technology Products (formerly Industrial Products). For the three months ended October 1, 1995, the Company consolidated operations in the Communications Services segment and did not consolidate operations in the Aerospace Distribution segment. The following table illustrates the historical sales and operating income of the Company's continuing operations for the three month periods ended September 29, 1996 and October 1, 1995.

(In thousands)                                 Three Months Ended
                                            September 29,  October 1,
                                                1996         1995
                                              --------     --------
                                                             (*)
Sales by Business Segment:
   Aerospace Fasteners....................... $ 55,047     $ 52,196
   Aerospace Distribution (a)................   84,107         --
   Technology Products (b) ..................    9,654       22,733
   Communications Services (c)...............     --         32,997
   Eliminations (d)..........................   (2,718)        --
                                               -------      -------
Total........................................ $146,090     $107,926
                                               =======      =======
Operating Income (Loss) by Business Segment:
   Aerospace Fasteners....................... $  2,108     $ (1,555)
   Aerospace Distribution (a)................    5,981         --
   Technology Products (b)...................   (2,162)       2,170
   Communications Services (c)...............     --          4,909
                                               -------      -------
Total........................................    5,927        5,524

   Corporate administrative expense..........   (2,930)      (3,857)
   Other corporate income (expense)..........       51         (157)
                                               -------      -------
Operating income.............................    3,048        1,510

Net interest expense.........................  (12,480)     (17,449)
Investment income (loss), net................     (375)       1,995
Equity in earnings of affiliates.............    2,311        2,058
Minority interest............................     (785)        (541)
                                               -------      -------
Loss from continuing operations before
   income taxes..............................   (8,281)     (12,427)
Income tax benefit...........................    3,663        3,141
                                               -------      -------
Loss from continuing operations.............. $ (4,618)    $ (9,286)
                                               =======      =======

(a) The Company became the majority shareholder of Banner Aerospace, Inc. in February 1996 and accordingly, began consolidating their results as of then.

(b) The Technology Products (formerly Industrial Products) segment was also restated for the sale of DME and Data, which are being reported as discontinued operations.

(c) Effective March 13, 1996, the Company's investment in the Communications
Services segment was recorded using the equity method.

(d) Intersegment eliminations includes $2.7 million sales from the Aerospace
Fasteners segment to the Aerospace Distribution segment.

General
-------

     Overall sales increased by $38.2 million for the Fiscal 1997 three month period, compared to sales for the same period in Fiscal 1996, which reflected strong sales performances from the Aerospace Fasteners and Aerospace Distribution business segments. Operating income increased $1.5 million in the Fiscal 1997 three month period, compared to operating income for the same period in Fiscal 1996. The current quarter includes sales and operating income from the Aerospace Distribution segment, offset partially by the exclusion of sales and operating income from the Communications Services segment which was deconsolidated effective March 13, 1996, as a result of the
Merger with STI.   (See discussion above).

Aerospace Fasteners
-------------------

     Sales in the Aerospace Fasteners segment increased $2.9 million or 5.5% in the first quarter of Fiscal 1997, compared to the corresponding Fiscal 1996 period, reflecting the continued growth that was anticipated in this industry. New orders have been strong in recent months. The Harco division was transferred to the Aerospace Distribution segment on February 25, 1996. Excluding Harco's sales of $6.9 million in the prior year quarter, sales increased 21.6% in the Fiscal 1997 first quarter.

     Operating income in the Aerospace Fasteners segment increased $3.7 million in the first quarter of Fiscal 1997 compared to the Fiscal 1996 period. Excluding Harco's operating income in the prior year quarter, operating income increased $4.4 million. Management will continue to implement productivity improvements and reduce costs.

Aerospace Distribution
----------------------

     The Aerospace Distribution segment reported $84.1 million in sales and $6.0 million in operating income for the three month period ended September 29, 1996.

     As a result of the transfer of Harco to Banner, effective February 25, 1996, Harco's sales and operating income for the three months ended September 29, 1996, are now being reported as part of the Aerospace Distribution segment.

Technology Products
-------------------

     Sales in the Technology Products segment, which primarily includes Fairchild Technologies, decreased $13.1 million in the Fiscal 1997 first quarter compared to the Fiscal 1996 first quarter period, primarily the result of a low level of shipments during the first quarter of Fiscal 1997. Sales during the first quarter of the prior year benefited from the shipment of a major order, and the quarter's sales accounted for 33% of the total prior year sales.

     An operating loss of $1.8 million was recorded at Fairchild Technologies in the Technology Products segment in the current year, partially due to the low level of sales, but also due to expansion of the sales staff into the Far East. Fairchild Technologies recently received an order for $27 million which will begin shipment in Fiscal 1997. The Scandinavian Bellyloading Company ("SBC") has a loss of $.3 million consistent with the prior year losses while SBC continued to be in a start up mode. SBC recently announced $15 million of orders which will begin shipment in the third quarter, at which time the operation should become profitable. The Technology Products segment reported operating profit of $2.2 million in the Fiscal 1996 first quarter.

Communications Services
-----------------------

     As a result of the Merger of the Communications Services segment with STI on March 13, 1996, the Company is accounting for its current investment in STFI, the merged company, using the equity method. For the three months ended October 1, 1995, this segment reported sales of $33.0 million and operating profit of $4.9 million.

Other Expenses/Income
---------------------

     Corporate administrative expense decreased 24.0% in the first quarter of Fiscal 1997, compared to the same period in Fiscal 1996. The decrease in the current year quarter was primarily due to a reduction in staff and lower litigation costs.

     Net interest expense decreased 28.5% in the first quarter ended September 29, 1996, compared to the prior year periods, due primarily to lower debt, as a result of the sale of DME and the Merger, and higher interest income earned on higher cash and notes receivable balances during the Fiscal 1997 quarter.

     Investment income, net decreased $2.4 million in the first quarter of Fiscal 1996, principally as a result of recording unrealized gains on the fair market value adjustments of trading securities in the Fiscal 1996 period and recording unrealized losses in the Fiscal 1997 period.

     Income taxes - The tax benefit from the continuing operations loss was $3.2 million for the first quarter of Fiscal 1997.

     Earnings from discontinued operations, net, of $3.9 million includes the earnings, net of tax, from DME and Data for the three months ended October 1, 1995.

     The net loss of $4.6 million in the first three months of Fiscal 1997, decreased by $1.0 million, compared to the first three months of Fiscal 1996, after recognizing: (i) a $1.5 million increase in operating income, (ii) a $5.0 million decrease in net interest expense, (iii) a $.5 million increase in the tax benefit, offset by (iv) a $2.4 million decrease in investment income, and (v) $3.9 million in earnings from discontinued operations recorded in the prior period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 29, 1996, was $382.1 million, which was $29.2 million higher than at June 30, 1996. The principal reasons for this increase included an increase in cash of $81.4 million and a $73.5 million reduction in short-term notes payable. Other contributions to the increase in working capital included a $12.9 million increase in inventories and decreases in accounts payable of $14.4 million and other accrued liabilities, including taxes, of $15.1 million. Partially offsetting the increase in working capital was a $170.3 million decrease in notes receivable.

     The Company's principal sources of liquidity are cash on hand, cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at September 29, 1996, had a book value of $46.8 million and included two parcels of real estate in California, a 68 acre parcel of real estate located in Farmingdale, New York, two landfills in Pennsylvania, a real estate joint venture in California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to market conditions or, with respect to certain of the parcels, the resolution of environmental matters.

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

     The Interim Credit Agreement at FHC matured on July 29, 1996, at which time the Company repaid in full the loans made under the Interim Credit Agreement. On July 26, 1996, the Company amended and restated the terms and provisions of the Interim Credit Agreement in their entirety (the "Restated Credit Agreement"). The Restated Credit Agreement extends to July 28, 2000, the maturity of FHC's revolving credit facility (the "FHC Revolver"). The FHC Revolver has a borrowing limit of $52.0 million and requires a borrowing base to determine availability under the limit. The borrowing base is determined monthly based upon specified percentages of FHC's accounts receivable, inventories and the appraised value of equipment and real property. The FHC Revolver consists of up to $40.0 million available in the
United States and $12.0 million available in Europe.   The FHC Revolver
generally bears interest at a base rate of 1 1/2% over the greater of (i) Citibank New York's base rate, or (ii) the Federal Funds Rate plus 1/2% for domestic borrowings and at 2 1/2% over Citibank London's base rate for foreign borrowings. FHC's Revolver is subject to a non-use commitment fee of 1/2% on the average unused availability; and outstanding letters of credit are subject to fees of 2 3/4% per annum.

     The Restated Credit Agreement requires FHC to comply with certain financial loan covenants, including maintaining a minimum net worth of $150.0 million and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the Restated Credit Agreement restricts the FHC's annual capital expenditures to $12.0 million. Substantially all of FHC's assets are pledged as collateral under the Restated Credit Agreement. At September 29, 1996, FHC was in compliance with all the Covenants under the Restated Credit Agreement.

     FHC may transfer available cash as dividends to the Company.

     The Credit Agreements provide RHI with a $4.3 million revolving credit facility (the "RHI Credit Agreement") which generally bears a base interest of 1/2% over the prime rate, requires a commitment fee of 1/2%, and matures on May 26, 1998. RHI's Credit Agreement requires RHI to comply with specified covenants and maintain a consolidated net worth of $175.0 million. Additionally, RHI's capital expenditures are restricted, except for certain leasehold improvements, to $2.0 million per annum plus the selling price of fixed assets for such Fiscal Year. At September 29, 1996, the Company was in compliance with all the covenants under RHI's Credit Agreement.

     Banner has a credit agreement (the "Banner Credit Agreement") which provides Banner and its subsidiaries with funds for working capital and potential acquisitions. The Banner Credit Agreement consists of a $55.0 million term loan and a $71.5 million revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or LIBOR plus 2 1/2%, and a $30.0 million seven-year term loan ("Tranche B Loan"), and requires that loans made to Banner do not exceed a defined borrowing base, which is based upon a percentage of inventories and accounts receivable. The Tranche B Loan bears interest at Prime plus 1 3/4% or LIBOR plus 3%. Banner's term loans require certain semiannual loan payments. Interest rates on Banner's borrowings whether computed at the prime rate or LIBOR may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. On June 30, 1996, Banner's performance level resulted in borrowings under the Banner Credit Agreement being at the initial interest rates for the quarter ending September 30, 1996. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of Banner's assets are pledged as collateral under the Banner Credit Agreement. The Banner Credit Agreement matures August 2001.

     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintaining a minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. As of September 29, 1996, Banner was in compliance with all covenants under the Banner Credit Agreement.

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

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 12 of Notes to Consolidated Financial
Statements.

Item 6.  Exhibits and Reports on Form 8-K

     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                       For THE FAIRCHILD CORPORATION
                       (Registrant) and as its Chief
                       Financial Officer:



                       By:  Colin M. Cohen
                            Senior Vice President and
                            Chief Financial Officer



                       By:  William B. Hamilton
                            Controller


Date:  November 13, 1996