Form 10-Q
period 1996-12-29
FAIRCHILD CORP
filed 1997-02-12
CIK 9779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 29, 1996

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

                                                       Yes  X  No
                                                          ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
Class                                                  December 29, 1996
-----                                                  -----------------
Class A Common Stock, $.10 Par Value                       13,938,572
Class B Common Stock, $.10 Par Value                        2,632,690
                                                           ----------
                                                           16,571,262

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of December 29, 1996 (Unaudited)
                       and June 30, 1996                                 3

                       Consolidated Statements of Earnings
                       for the Three and Six Months Ended
                       December 29, 1996 and December 31, 1995
                       (Unaudited)                                       5

                       Condensed Consolidated Statements of Cash
                       Flows for the Six Months Ended
                       December 29, 1996 and December 31, 1995
                       (Unaudited)                                       7

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                            8

            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                        15


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                23

            Item 4.    Submission of Matters to Vote of
                       Secruity Holders                                 23

            Item 5.    Other Information                                23

            Item 6.    Exhibits and Reports on Form 8-K                 24



*For purposes of Part I of this Form 10-Q, the term "Company" means The Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild Corporation unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                               December 29,      June 30,
ASSETS                                             1996            1996
------                                         -------------    -----------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $7,265 and $8,224
  restricted.................................   $   98,323      $   39,649
Short-term investments.......................       11,194          10,498
Accounts receivable-trade, less allowances
  of $6,623 and $6,327.......................       98,360          98,694
Notes receivable.............................         --           170,384
Inventories:
   Finished goods............................      254,314         236,263
   Work-in-process...........................       21,118          16,294
   Raw materials.............................       15,169          18,586
                                                 ---------       ---------
                                                   290,601         271,143

Prepaid expenses and other current assets....       23,537          19,275
                                                 ---------       ---------
Total Current Assets.........................      522,015         609,643

Property, plant and equipment, net of
  accumulated depreciation of $85,411 and
  $79,273....................................       86,175          87,956

Net assets held for sale.....................       46,787          45,405
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $34,141 and $31,912.........................      137,579         140,201
Investments and advances, affiliated
 companies...................................       51,381          53,471
Prepaid pension assets.......................       57,774          57,660
Deferred loan costs..........................       10,228           7,825
Other assets.................................        7,939           7,777
                                                 ---------       ---------
Total Assets.................................   $  919,878      $1,009,938
                                                 =========       =========


*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                December 29,      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1996            1996
-------------------------------------           -------------    ----------
                                                 (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $    9,408     $   84,892
Accounts payable.............................        52,653         65,478
Other accrued liabilities....................        77,950         81,757
Income taxes.................................         9,753         24,635
                                                  ---------      ---------
Total Current Liabilities....................       149,764        256,762

Long-term debt, less current maturities......       390,851        368,589
Other long-term liabilities..................        19,793         18,605
Retiree health care liabilities..............        42,432         44,452
Noncurrent income taxes......................        32,145         31,737
Minority interest in subsidiaries............        60,246         58,625
                                                  ---------      ---------
Total Liabilities............................       695,231        778,770

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 20,180,168
  shares issued (19,997,756 in June) and
  13,938,572 shares outstanding (13,756,160
  in June)...................................         2,018          2,000
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,632,690
  shares issued and outstanding (2,633,704
  in June)...................................           263            263
Paid-in capital..............................        70,208         69,366
Retained earnings............................       201,023        208,618
Cumulative translation adjustment............         2,974          2,760
Net unrealized holding loss on available-for-
  sale securities............................          (120)          (120)
Treasury Stock, at cost, 6,241,596 shares of
  Class A Common Stock.......................       (51,719)       (51,719)
                                                  ---------      ---------
Total Stockholders' Equity...................       224,647        231,168
                                                  ---------      ---------
Total Liabilities and Stockholders' Equity...    $  919,878     $1,009,938
                                                  =========      =========
*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, except per share data)
                                        Three Months Ended          Six Months Ended
                                    December 29,  December 31,  December 29,  December 31,
                                       1996          1995          1996          1995
                                    ------------  ------------  ------------  ------------
Revenue:
  Net sales of products.............  $159,912      $ 76,814      $306,002      $157,633
  Revenues from services............      --          26,636          --          53,743
  Other income (expense), net.......       425            (9)          648           136
                                       -------       -------       -------       -------
                                       160,337       103,441       306,650       211,512
Costs and Expenses:
  Cost of goods sold................   121,137        61,175       227,417       125,572
  Cost of services..................      --          19,239          --          39,177
  Selling, general & administrative.    36,406        20,279        72,252        41,274
  Research and development..........        22            23            45            44
  Amortization of goodwill..........     1,113         1,168         2,229         2,378
  Restructuring.....................      --             285          --             285
                                       -------       -------       -------       -------
                                       158,678       102,169       301,943       208,730

Operating income....................     1,659         1,272         4,707         2,782

Interest expense....................    11,468        17,720        26,140        36,047
Interest income.....................    (1,579)         (401)       (3,771)       (1,279)
                                       -------       -------       -------       -------
Net interest expense................     9,889        17,319        22,369        34,768

Investment income (loss), net.......     1,836           (83)        1,461         1,912
Equity in earnings of affiliates....       398          (169)        2,709         1,889
Minority interest...................      (776)         (544)       (1,561)       (1,085)
                                       -------       -------       -------       -------
Loss from continuing operations
 before taxes.......................    (6,772)      (16,843)      (15,053)      (29,270)

Income tax benefit..................     3,795         7,827         7,458        10,968
                                       -------       -------       -------       -------
Loss from continuing operations.....    (2,977)       (9,016)       (7,595)      (18,302)

Earnings from discontinued
 operations, net....................      --           3,420          --           7,290
Loss on disposal of discontinued
  operations, net...................      --              (7)         --             (27)
                                       -------       -------       -------       -------
Net loss............................  $ (2,977)     $ (5,603)     $ (7,595)     $(11,039)
                                       =======       =======       =======       =======








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, except per share data)
                                            Three Months Ended        Six Months Ended
                                        December 29,  December 31,  December 29,  December 31,
                                           1996           1995         1996          1995
                                        -----------   -----------   ------------  -----------
Primary and Fully Diluted
 Earnings Per Share:
  Loss from continuing operations.......  $  (.18)     $  (.56)        $  (.46)      $ (1.13)
  Earnings from discontinued operations,
    net.................................      --           .21             --            .45
                                           -------      -------         -------       -------
  Net loss..............................  $  (.18)     $  (.35)        $  (.46)      $  (.68)
                                           =======      =======         =======       =======

  Weighted average number of shares used
    in computing earnings per share.....    16,551       16,130          16,489        16,122








































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                          Six Months Ended
                                                      December 29,    December 31,
                                                          1996           1995
                                                      -------------   -----------
Cash flows provided by (used for)
  Operations:
   Net loss.........................................   $ (7,595)      $(11,039)
    Depreciation and amortization...................     10,304         16,179
    Accretion of discount on long-term liabilities..      2,235          2,132
    Distributed (undistributed) earnings of
      affiliates, net...............................      1,906         (1,106)
    Minority interest...............................      1,561          1,085
    Changes in assets and liabilities...............    (62,313)       (23,845)
    Non-cash charges and working capital changes of
      discontinued operations.......................       --            3,524
                                                        -------        -------
    Net cash used for operations....................    (53,902)       (13,070)

  Investments:
    Collections on notes receivable from operations
      sold..........................................    173,719           --
    Purchase of property, plant and equipment.......     (5,233)        (6,873)
    Changes in investments..........................     (2,361)        (1,297)
    Changes in net assets held for sale.............       (936)          (913)
    Other, net......................................         21              9
    Investing activities of discontinued operations.       --             (875)
                                                        -------        -------
    Net cash provided by (used for) investments.....    165,210         (9,949)

  Financing:
    Proceeds from issuance of debt..................     40,627         17,119
    Debt repayments and repurchase of debentures,
      net...........................................    (94,394)       (22,118)
    Issuance of Class A common stock................        859            328
                                                        -------        -------
    Net cash used for financing.....................    (52,908)        (4,671)

Effect of exchange rate changes on cash.............        274           (525)
Net increase (decrease) in cash.....................     58,674        (28,215)
Cash and cash equivalents, beginning of period......     39,649         71,182
                                                        -------        -------
Cash and cash equivalents, end of period............   $ 98,323       $ 42,967
                                                        =======        =======










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   (In thousands, except per share data)

Note 1 - Financial Statements

     The consolidated balance sheet as of December 29, 1996 and the consolidated statements of earnings and cash flows for the six months ended December 29, 1996 and December 31, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 29, 1996 and for all periods presented, have been made. The balance sheet at June 30, 1996 was also condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Form 10-K and Banner Aerospace, Inc.'s March 31, 1996 Form 10-K. The results of operations for the period ended December 29, 1996 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

Note 2 - Merger Agreement

     The Company, RHI Holdings, Inc. ("RHI"), a wholly owned subsidiary of the Company, and Fairchild Industries, Inc. ("FII"), RHI's subsidiary, entered into an Agreement and Plan of Merger dated as of November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company ("FCSC").

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the surviving company renamed Shared Technologies Fairchild Inc. ("STFI"). Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by Fairchild Holding Corp. ("FHC"), a wholly owned subsidiary of RHI, except for the assets and liabilities of FCSC, and $223,500 of the FII's existing debt and preferred stock. As a result of the Merger, the Company received shares of Common Stock and Preferred Stock of STFI representing approximately a 41% ownership interest in STFI.

Note 3 - Discontinued Operations

     On February 22, 1996, pursuant to an Asset Purchase Agreement dated January 26, 1996, the Company, through one of its subsidiaries, completed the sale of certain assets, liabilities and the business of the D-M-E Company ("DME") to Cincinnati Milacron Inc. ("CMI"), for a sales price of approximately $244,331, as adjusted. The sales price consisted of $74,000 in cash, and two 8% promissory notes in the aggregate principal amount of $170,331 (together, the "8% CMI Notes"). On July 29, 1996, CMI paid in full the 8% CMI Notes.

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

     Accordingly, DME and Data have been accounted for as discontinued operations. The combined net sales of DME and Data totaled $45,475 and $91,342 for the second quarter and first six months of Fiscal 1996, respectively. Net earnings from discontinued operations was $3,420 in the second quarter of Fiscal 1996 and $7,290 for the six months ended December 31, 1995.

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

Note 5 - Pro forma Financial Statements

     The following unaudited pro forma information for the six months ended December 31, 1995, provides the results of the Company's operations as though
(i) the disposition of DME and Data, (ii) the Merger of FCSC, and (iii) the transfer of Harco to Banner, resulting in the consolidation of Banner, had been in effect since the beginning of the period. The pro forma information is based on the historical financial statements of the Company, DME, Data, FCSC and Banner, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which (i) reduce interest expense for revised debt structures, (ii) increase interest income for notes receivable, (iii) reduce minority interest to exclude Series C Preferred Stock of FII redeemed, and (iv) adjust equity in earnings of affiliates to include the estimated results of STFI.

     The following unaudited pro forma financial information is not necessarily indicative of the results of operations that actually would have occurred if the transactions had been in effect since the beginning of the Fiscal 1996 period, nor is it necessarily indicative of future results of the Company.

                                            Six Months Ended
                                            December 31, 1995
                                           ------------------
Sales...................................       $ 284,860
Loss from continuing operations.........         (11,331)
  Loss from continuing operations
    per share...........................            (.70)
Net loss................................         (11,404)
  Net loss per share....................            (.71)

     The pro forma financial information has not been adjusted for non-recurring income or expense and gains from disposal of discontinued operations that have been or are expected to be incurred from these transactions within the ensuing year.

Note 6 - Summarized Statement of Earnings Information

     The following table presents summarized historical financial information, on a combined 100% basis, of the Company's principal investments, which are accounted for using the equity method.

                                                    Six Months Ended
                                               ---------------------------
                                               December 29,  December 31,
                                                   1996           1995
                                               ------------   ------------
Net sales.................................       $147,657       $189,684
Gross profit..............................         64,487         55,232
Earnings from continuing operations.......          3,199          7,228
Net earnings..............................          3,199          7,228

     The Company owns approximately 31.9% of Nacanco common stock. The Company recorded equity earnings of $1,571 and $2,037 from this investment for the six months ended December 29, 1996 and December 31, 1995, respectively.

    Since March 13, 1996, as a result of the Merger in which the Company received a 41% interest in STFI, the Company has accounted for its investment in STFI using the equity method. Prior to March 13, 1996, the Company consolidated the results of FCSC, which was merged into STFI (see Note 2). The Company recorded equity earnings of $1,095 during the six months ended December 29, 1996.

     On December 29, 1996, the Company's investments in STFI consisted of (i) $21,174 carrying value for the $25,000 face value 6% cumulative Convertible Preferred Stock, (ii) $10,136 carrying value for the $20,000 face value Special Preferred Stock, and (iii) $(406) carrying value for 6,200,000 shares of common stock of STFI. At the close of trading on December 27, 1996, STFI's common stock was quoted at $9.125 per share. Based on this price, the Company's investment in STFI common stock had an approximate market value of $56,575.

     Effective February 25, 1996, the Company increased its percentage of ownership of Banner Common Stock from 47.2% to approximately 59.3%. Since February 25, 1996, the Company has consolidated Banner's results. Prior to February 25, 1996, the Company accounted for its investment in Banner using the equity method and held its investment in Banner as part of investments and advances, affiliated companies. The Company recorded equity earnings of $375 from this investment for the six months ended December 31, 1995.

     In connection with the Company's December 23, 1993 sale of its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company placed shares of Banner, with a fair market value of $5,000, in escrow to secure the Company's remaining indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released.

Note 7 - Restricted Cash

     The Company had approximately $7,265 and $8,224 of restricted cash on December 29, 1996 and June 30, 1996, respectively, all of which is maintained as collateral for certain debt facilities.

Note 8 - Credit Agreements

     Prior to July 29, 1996, the Company through RHI's subsidiary Fairchild Holding Corp. ("FHC"), borrowed under an Interim Credit Agreement (the "Interim Credit Agreement") with a consortium of banks. The Interim Credit Agreement at FHC matured on July 29, 1996, at which time the Company repaid in full the loans made under the Interim Credit Agreement. On July 26, 1996, the Company amended and restated the terms and provisions of the Interim Credit Agreement, in their entirety (the "Restated Credit Agreement"). The Restated Credit Agreement extends to July 28, 2000, the maturity of FHC's revolving credit facility (the "FHC Revolver"). The FHC Revolver has a borrowing limit of $52,000 and requires a borrowing base to determine availability under the limit. The borrowing base is determined monthly based upon specified percentages of FHC's accounts receivable, inventories and the
appraised value of equipment and real property.   The FHC Revolver consists
of up to $40,000 available in the United States and $12,000 available in Europe. The FHC Revolver generally bears interest at a base rate of 1 1/2% over the greater of (i) Citibank New York's base rate, or (ii) the Federal Funds Rate plus 1/2% for domestic borrowings and at 2 1/2% over Citibank London's base rate for foreign borrowings. FHC's Revolver is subject to a non-use commitment fee of 1/2% on the average unused availability; and outstanding letters of credit are subject to fees of 2 3/4% per annum.

     The Restated Credit Agreement requires FHC to comply with certain financial and non-financial loan covenants, including maintaining a minimum net worth of $150,000 and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the Restated Credit Agreement restricts the FHC's annual capital expenditures to $12,000. Substantially all of FHC's assets are pledged as collateral under the Restated Credit Agreement. At December 29, 1996, FHC was in compliance with all the covenants under the Restated Credit Agreement.

     FHC may transfer available cash as dividends to the Company.

     On July 1, 1996, Banner amended its credit agreement (the "Banner Credit Agreement") which provides Banner and its subsidiaries with funds for working capital and potential acquisitions. The Banner Credit Agreement consists of a $55,000 term loan and a $71,500 revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or LIBOR plus 2 1/2%, and a $30,000 seven-year term loan ("Tranche B Loan"), and requires that loans made to Banner do not exceed a defined borrowing base, which is based upon a percentage of inventories and accounts receivable. The Tranche B Loan bears interest at Prime plus 1 3/4% or LIBOR plus 3%. Banner's term loans require certain semiannual loan payments. Interest rates on Banner's borrowings whether computed at the prime rate or LIBOR may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. On December 31, 1996, Banner's performance level resulted in borrowings under the Banner Credit Agreement being at an interest rate of prime plus 1% and LIBOR plus 2 1/4% for the quarter ending March 31, 1997. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of Banner's assets are pledged as collateral under the Banner Credit Agreement.

     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintenance of minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. As of December 29, 1996, Banner was in compliance with all covenants under the Banner Credit Agreement.

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

     In November 1996, Banner entered into an additional hedge agreement ("Additional Hedge Agreement") with one of its major lenders to provide interest rate protection on $20,000 of debt for a period of three years. Effectively, the Additional Hedge Agreement provides for a cap of 7 1/4% if the 90 day LIBOR exceeds 7 1/4%. If the 90 day LIBOR drops below 5%, Banner will be required to pay interest at a floor rate of approximately 6%. No cash outlay was required to obtain the Additional Hedge Agreement as the cost of the cap was offset by the sale of the floor.



Note 9 - Minority Interests in Consolidated Subsidiaries

     Included in the Company's $60,246 of minority interest at December 29, 1996, is $59,975 representing approximately 40.7% of Banner's common stock effectively outstanding on a consolidated basis.


Note 10 - Equity Securities

     The Company had 13,938,572 shares of Class A Common Stock and 2,632,690 shares of Class B Common Stock outstanding at December 29, 1996. During the first six months of Fiscal 1997, 181,398 shares of Class A Common Stock were issued as a result of the exercise of stock options. Class A Common Stock is traded on both the New York and Pacific Stock Exchanges while there is no public market for the Class B Common Stock. Shares of Class A Common Stock are entitled to one vote per share and cannot be exchanged for Class B Common Stock. Shares of Class B Common Stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A Common Stock, on a share for share basis. During the six months ended December 29, 1996, 1,014 shares of Class B Common Stock were exchanged for Class A Common Stock.

Note 11 - Earnings Per Share

     Primary and fully diluted earnings per share are computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. To compute the incremental shares resulting from stock options and warrants for primary earnings per share, the average market price of the Company's stock during the period is used. To compute the incremental shares resulting from stock options and warrants for fully diluted earnings per share, the greater of the ending market price or the average market price of the Company's stock is used. In computing primary and fully diluted earnings per share for the six months ended December 29, 1996 and December 31, 1995, the conversion of options and warrants was not assumed, as the effect was antidilutive.

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

     In connection with its plans to dispose of certain real estate, the Company must investigate environmental conditions and may be required to take certain corrective action prior or pursuant to any such disposition. In addition, management has identified several areas of potential contamination at or from other facilities owned, or previously owned, by the Company, that may require the Company either to take corrective action or to contribute to a cleanup. The Company is also a defendant in certain lawsuits and proceedings seeking to require the Company to pay for investigation or remediation of environmental matters and has been alleged to be a potentially responsible party at various "Superfund" sites. Management of the Company believes that it has recorded adequate reserves in its financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any liability of the Company, unless such parties are contractually obligated to contribute and are not disputing such liability.

     As of December 29, 1996, the consolidated total recorded liabilities of the Company for environmental matters approximated $9,655, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $17,486.

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

Note 13 - Subsequent Events

     On January 16, 1997, Banner, through its subsidiary, Dallas Aerospace, Inc., consummated the acquisition of 100% of the outstanding stock of PB Herndon Company ("PB Herndon") for approximately $14,700. In addition, Banner paid approximately $1,300 to repay certain loans of PB Herndon.
Banner recorded approximately $3,451 of goodwill as a result of this acquisition. Banner financed this transaction by borrowing $16,000 from RHI. PB Herndon is a distributor of a specialty fastener lines and other aerospace related components.

     On January 23, 1997, the Company's Aerospace Fasteners Segment acquired an exclusive call option to purchase a majority interest in Simmonds, SA ("Simmonds") for approximately $21,000 and the assumption of approximately $35,500 in debt. The transaction, which is contingent upon receipt of necessary approvals, gives the Company the right to purchase common shares and convertible notes representing approximately 84.2% of Simmonds on a fully diluted basis. The Company is in the process of completing due dilligence prior to exercise of its call option. Simmonds is one of Europe's leading manufacturers and distributors of aerospace and automotive fasteners.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

     The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. On November, 15, 1990, the Company changed its name from Banner Industries, Inc. to The Fairchild Corporation. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the 100% owner of Fairchild Holding Corp. ("FHC") and the majority owner of Banner Aerospace, Inc. ("Banner"). The Company's principal operations are conducted through RHI and FHC. The Company also holds significant equity interests in Shared Technologies Fairchild Inc. ("STFI") and Nacanco Paketleme ("Nacanco").

FISCAL 1996 SIGNIFICANT TRANSACTIONS

     The Company, RHI and Fairchild Industries, Inc. ("FII") the Company's former subsidiary, entered into an Agreement and Plan of Merger dated as of November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company ("FCSC").

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

     Accordingly, DME and Data have been accounted for as discontinued operations. The combined net sales of DME and Data totaled $45.5 million and $91.3 million for the second quarter and first six months of Fiscal 1996, respectively. Net earnings from discontinued operations was $3.4 million in the second quarter of Fiscal 1996 and $7.3 million for the six months ended December 31, 1995.

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

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Aerospace Distribution (Banner) and Technology Products (formerly Industrial Products). For the six months ended December 31, 1995, the Company consolidated operations in the Communications Services segment and did not consolidate operations in the Aerospace Distribution segment.
The following table illustrates the historical sales and operating income of the Company's continuing operations for the three and six month periods ended December 29, 1996 and December 31, 1995.

(In thousands)                              Three Months Ended          Six Months Ended
                                         December 29,  December 31,   December 29,   December 31,
                                            1996          1995           1996           1995
                                          --------     --------        --------      --------
Sales by Business Segment:
   Aerospace Fasteners................... $ 56,494     $ 55,794        $111,541      $107,990
   Aerospace Distribution (a)............   96,985         --           181,092          --
   Technology Products...................   10,290       15,625          19,944        38,358
   Communications Services (b)...........     --         32,031            --          65,028
   Eliminations (c)......................   (3,857)        --            (6,575)         --
                                           -------      -------         -------       -------
Total.................................... $159,912     $103,450        $306,002      $211,376
                                           =======      =======         =======       =======
Operating Income (Loss) by Business
 Segment:
   Aerospace Fasteners................... $  2,156     $    639        $  4,264      $   (916)
   Aerospace Distribution (a)............    6,072         --            12,053          --
   Technology Products...................   (2,272)        (527)         (4,434)        1,643
   Communications Services (b)...........     --          4,862            --           9,771
                                           -------      -------         -------       -------
Total....................................    5,956        4,974          11,883        10,498

   Corporate administrative expense......   (4,067)      (3,395)         (6,997)       (7,252)
   Other corporate expense...............     (230)        (307)           (179)         (464)
                                           -------      -------         -------       -------
Operating income.........................    1,659        1,272           4,707         2,782

Net interest expense.....................   (9,889)     (17,319)        (22,369)      (34,768)
Investment income (loss), net............    1,836          (83)          1,461         1,912
Equity in earnings (loss) of affiliates..      398         (169)          2,709         1,889
Minority interest........................     (776)        (544)         (1,561)       (1,085)
                                           -------      -------         -------       -------
Loss from continuing operations before
   income taxes..........................   (6,772)     (16,843)        (15,053)      (29,270)
Income tax benefit.......................    3,795        7,827           7,458        10,968
                                           -------      -------         -------       -------
Loss from continuing operations.......... $ (2,977)    $ (9,016)       $ (7,595)     $(18,302)
                                           =======      =======         =======       =======

(a) The Company became the majority shareholder of Banner Aerospace, Inc. in February 1996 and accordingly, began consolidating their results as of then.

(b) Effective March 13, 1996, the Company's investment in the Communications
Services segment was recorded using the equity method.

(c) Intersegment eliminations includes $6.5 million of sales from the Aerospace Fasteners segment to the Aerospace Distribution segment for the six months ended December 29, 1996.

General
-------

     Overall sales increased by $56.5 million in the second quarter and $94.6 million for the Fiscal 1997 six month period, which reflected strong sales performances from the Aerospace Fasteners and Aerospace Distribution business segments compared to sales for the same periods in Fiscal 1996. Operating income increased $.4 million in the second quarter and $1.9 million in the Fiscal 1997 six month period, compared to operating income for the same periods in Fiscal 1996. The first six months of Fiscal 1997 includes sales and operating income from the Aerospace Distribution segment, offset partially by the exclusion of sales and operating income from the Communications Services segment which was unconsolidated effective March 13, 1996, as a result of the Merger into STI. (See discussion above).

Aerospace Fasteners
-------------------

     Sales in the Aerospace Fasteners segment increased $.7 million in the second quarter and $3.6 million in the Fiscal 1997 six month period, compared to the corresponding Fiscal 1996 periods, reflecting the continued growth that was anticipated in this industry. New orders have been strong in recent months. The Harco division was transferred to the Aerospace Distribution segment on February 25, 1996. Excluding Harco's sales of $14.7 million in the prior year six months, sales actually increased 19.5% in the Fiscal 1997 six month period.

     Operating income in the Aerospace Fasteners segment increased $1.5 million in the second quarter and $5.2 million in the Fiscal 1997 six month period, compared to the Fiscal 1996 periods. Excluding Harco's operating income in the prior year six month period, operating income increased $7.1 million. Management intends to continue to implement productivity improvements and reduce costs.

Aerospace Distribution
----------------------

     The Aerospace Distribution segment reported sales of $97.0 million in the second quarter and $181.1 million for the six month period ended December 29, 1996. Operating income was $6.1 million in the second quarter and $12.1 million for the six month period ended December 29, 1996.

     As a result of the transfer of Harco to Banner, effective February 25, 1996, Harco's sales and operating income for the three and six months ended December 29, 1996, are now being reported as part of the Aerospace Distribution segment.

Technology Products
-------------------

     Sales in the Technology Products segment, which primarily includes Fairchild Technologies, decreased $5.3 million in the second quarter and $18.4 million in the first six months of Fiscal 1997, compared to the Fiscal 1996 periods. This differential resulted primarily from a lower level of shipments during the first six months of Fiscal 1997, while sales during the first six months of the prior year benefitted from the shipment of a major order. During the first six months of Fiscal 1997, Fairchild Technologies received new orders totaling approximately $55.1 million, including several multimillion dollar orders recently received which are scheduled to be shipped during the second half of Fiscal 1997.

     An operating loss of $2.1 million in the second quarter and $3.9 million for the six months ended December 29, 1996, was recorded at Fairchild Technologies in the Technology Products segment in the current periods, partially due to the low level of sales, but also due to expansion of the sales staff into the Far East. The Scandinavian Bellyloading Company ("SBC") had a six month operating loss of $.5 million, consistent with the prior year loss while SBC continues to be in a start up mode. SBC recently announced $15 million of orders which are scheduled to be shipped over the next twelve months, at which time the operation should become profitable. The Technology Products segment reported an operating loss of $.5 million in the Fiscal 1996 second quarter and operating income of $1.6 million in the Fiscal 1996 first six months.

Communications Services
-----------------------

     As a result of the Merger of the Communications Services segment into STI on March 13, 1996, the Company is accounting for its current investment in STFI, the merged company, using the equity method. For the three and six months ended December 31, 1995, this segment reported sales of $32.0 million and $65.0 million, respectively, and operating profit of $4.9 million and $9.8 million, respectively.

Other Expenses/Income
---------------------

     Corporate administrative expense decreased 3.5% in the first six month period of Fiscal 1997, compared to the same periods in Fiscal 1996. The decrease in the current six months period was due primarily to a reduction in staff.

     Net interest expense decreased 42.9% in the second quarter and 35.7% in the six month period ended December 29, 1996, compared to the prior year periods, due primarily to lower debt, as a result of the sale of DME and the Merger, and higher interest income earned on higher cash and notes receivable balances during the Fiscal 1997 first six months.


     Investment income, net decreased $.5 million in the first six months of Fiscal 1997, principally as a result of recording lower unrealized gains on the fair market value adjustments of trading securities in the Fiscal 1997 period, compared to the Fiscal 1996 period.

     Income taxes - The tax benefit from the continuing operations loss was $7.5 million for the first six months of Fiscal 1997.

     Earnings from discontinued operations, net, of $3.4 million in the Fiscal 1996 second quarter and $7.3 million for the six months ended December 31, 1995, includes the earnings, net of tax, from DME and Data.

     The net loss of $7.6 million in the first six months of Fiscal 1997, decreased by $3.4 million, compared to the first six months of Fiscal 1996, after recognizing: (i) a $1.9 million increase in operating income, (ii) a $12.4 million decrease in net interest expense, offset by (iii) a $3.5 million decrease in the tax benefit, and (iv) $7.3 million in earnings from discontinued operations recorded in the prior period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 29, 1996, was $372.3 million, which was $19.4 million higher than at June 30, 1996. The principal reasons for this increase included an increase in cash of $58.7 million and a $75.5 million reduction in short-term notes payable. Other contributions to the increase in working capital included a $19.5 million increase in inventories and decreases in accounts payable of $12.8 million and other accrued liabilities, including taxes, of $18.7 million. Partially offsetting the increase in working capital was a $170.4 million decrease in notes receivable.

     The Company's principal sources of liquidity are cash on hand, cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at December 29, 1996, had a book value of $46.8 million and included two parcels of real estate in California, a 68-acre parcel of real estate located in Farmingdale, New York, two landfills in Pennsylvania, a real estate joint venture in California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to market conditions or, with respect to certain of the parcels, the resolution of environmental matters.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities. Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, litigation settlements and related costs.

     The Company maintains credit agreements (the "Credit Agreements") with a consortium of banks, which provides revolving credit facilities to RHI, FHC and Banner and term loans to Banner (collectively the "Credit Facilities").


     Prior to July 29, 1996, the Company through FHC, borrowed under an Interim Credit Agreement (the "Interim Credit Agreement") with a consortium of banks. The Interim Credit Agreement at FHC matured on July 29, 1996, at which time the Company repaid in full the loans made under the Interim Credit Agreement. On July 26, 1996, the Company amended and restated the terms and provisions of the Interim Credit Agreement in their entirety (the "Restated Credit Agreement"). The Restated Credit Agreement extends to July 28, 2000, the maturity of FHC's revolving credit facility (the "FHC Revolver"). The FHC Revolver has a borrowing limit of $52.0 million and requires a borrowing base to determine availability under the limit. The borrowing base is determined monthly based upon specified percentages of FHC's accounts receivable, inventories and the appraised value of equipment and real property. The FHC Revolver consists of up to $40.0 million available in the
United States and $12.0 million available in Europe.   The FHC Revolver
generally bears interest at a base rate of 1 1/2% over the greater of (i) Citibank New York's base rate, or (ii) the Federal Funds Rate plus 1/2% for domestic borrowings and at 2 1/2% over Citibank London's base rate for foreign borrowings. FHC's Revolver is subject to a non-use commitment fee of 1/2% on the average unused availability; and outstanding letters of credit are subject to fees of 2 3/4% per annum.

     The Restated Credit Agreement requires FHC to comply with certain financial and non-financial loan covenants, including maintaining a minimum net worth of $150.0 million and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the Restated Credit Agreement restricts the FHC's annual capital expenditures to $12.0 million. Substantially all of FHC's assets are pledged as collateral under the Restated Credit Agreement. At December 29, 1996, FHC was in compliance with all the covenants under the Restated Credit Agreement.

     FHC may transfer available cash as dividends to the Company.

     RHI's Credit Agreement provides a $4.3 million revolving credit facility (the "RHI Credit Agreement") which generally bears a base interest rate of 1/2% over the prime rate, requires a commitment fee of 1/2%, and matures on May 26, 1998. RHI's Credit Agreement requires RHI to comply with specified covenants and maintain a consolidated net worth of $175.0 million. Additionally, RHI's capital expenditures are restricted, except for certain leasehold improvements, to $2.0 million per Fiscal Year plus the selling price of fixed assets for such Fiscal Year. At December 29, 1996, the Company was in compliance with all the covenants under RHI's Credit Agreement.

     Banner has a credit agreement (the "Banner Credit Agreement") which provides Banner and its subsidiaries with funds for working capital and potential acquisitions. The Banner Credit Agreement consists of a $55.0 million term loan and a $71.5 million revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or LIBOR plus 2 1/2%, and a $30.0 million seven-year term loan ("Tranche B Loan"), and requires that loans made to Banner do not exceed a defined borrowing base, which is based upon a percentage of inventories and accounts receivable. The Tranche B Loan bears interest at Prime plus 1 3/4% or LIBOR plus 3%. Banner's term loans require certain semiannual loan payments. Interest rates on Banner's borrowings whether computed at the prime rate or LIBOR may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. On December 31, 1996, Banner's performance level resulted in borrowings under the Banner Credit Agreement being at an interest rate of prime plus 1% and LIBOR plus
2 1/4% for the quarter ending March 31, 1997. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of Banner's assets are pledged as collateral under the Banner Credit Agreement. The Banner Credit Agreement matures August 2001.

     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintenance of minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. As of December 29, 1996, Banner was in compliance with all covenants under the Banner Credit Agreement.

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

     In November 1996, Banner entered into an additional hedge agreement ("Additional Hedge Agreement") with one of its major lenders to provide interest rate protection on $20.0 million of debt for a period of three years. Effectively, the Additional Hedge Agreement provides for a cap of 7 1/4% if the 90 day LIBOR exceeds 7 1/4%. If the 90 day LIBOR drops below 5%, Banner will be required to pay interest at a floor rate of approximately 6%. No cash outlay was required to obtain the Additional Hedge Agreement as the cost of the cap was offset by the sale of the floor.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 12 of Notes to Consolidated Financial
Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on November 21, 1996. Six matters of business were held to vote for the following purposes: (1) the election of twelve directors of the Company for the ensuing year("Proposal 1"); (2) the amendment of the 1986 Non-Qualified and Incentive Stock Option Plan("Proposal 2"); (3) the approval of the grant of options under the 1986 Non-Qualified and Incentive Stock Option Plan ("Proposal 3");
(4) the approval of the 1996 Non-Employee Directors Stock Option Plan ("Proposal 4"); (5) the approval of the material terms of the performance goals for the fiscal 1997 incentive compensation award for the Company's Chief Executive Officer ("Proposal 5"); and (6)the approval of material terms of the performance goals for the fiscal years 1997, 1999, 2000 and 2001 incentive compensation award for the President and General Manager of Fairchild Technologies, GmbH ("Proposal 6"). The following tables provides the shareholder election results in number of shares:

Proposal 1

   Directors                       For       Withheld
--------------------            ----------   --------
Michael T. Alcox                37,970,823    835,089
Melville R. Barlow              37,967,823    838,089
Mortimer M. Caplin              37,969,889    836,023
Colin M. Cohen                  37,969,613    836,299
Philip David                    37,967,923    837,989
Harold J. Harris                37,970,323    835,589
Daniel Lebard                   37,969,823    836,089
Samuel J. Krasney               37,970,481    835,431
Herbert S. Richey               37,968,391    837,521
Robert A. Sharpe II             37,968,826    837,089
Eric I. Steiner                 37,963,298    842,614
Jeffrey J. Steiner              37,964,169    841,743

                          For       Against    Abstain   Non-Vote
                      ----------  ----------  ---------  ---------
Proposal 2            36,059,782   1,204,356     48,892  1,492,882
Proposal 3            36,231,251   1,042,250     39,529  1,492,882
Proposal 4            36,123,796   1,178,553     10,681  1,492,882
Proposal 5            36,763,006     322,703    227,321  1,492,882
Proposal 6             8,208,036  29,088,250     16,744  1,492,882

Item 5.  Other Information

     Articles have appeared in the French press reporting an investigation by a French magistrate into certain allegedly improper business transactions involving Elf Acquitaine, its former chairman and various third parties, including Maurice Bidermann. In connection with this investigation, the magistrate has made inquiry into allegedly improper transactions between Jeffrey Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted a written statement concerning the transactions and has offered to appear in person if certain arrangements were made. According to the French press, the magistrate has also requested permission to investigate other allegedly improper transactions involving another French petrolelum company and, if granted, inquiry into transactions between Mr. Steiner and such company could ensue. The Board of Directors of the Company has formed a special committee of outside directors to advise it with respect to these matters, and the special committee has retained counsel.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         --------
        (i) Registrant's Amended and Restated Bylaws(as amended as of November 21, 1996).

        (ii) Financial Data Schedules

     (b) Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter.

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


Date:  February 12, 1996