Form 10-K/A
period 1996-06-30
FAIRCHILD CORP
filed 1997-05-13
CIK 9779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                 FORM 10-K/A
                             --------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 1996         Commission File Number:  1-6560
                   -------------                                  ------

                          THE FAIRCHILD CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     34-0728587
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

Washington Dulles International Airport
 300 West Service Road, P.O. Box 10803
         Chantilly, Virginia                               20153
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

                             (703) 478-5800
            ----------------------------------------------------
            (Registrant's Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of exchange on
Title of each class                    which registered
-------------------                    -------------------
Class A Common Stock, par value
$.10 per share                         New York and Pacific Stock Exchange
-------------------------------        -----------------------------------
13 1/8% Subordinated Debentures
due 2006                               New York Stock Exchange
-------------------------------        -----------------------------------
12% Intermediate Subordinated
Debentures due 2001                    New York Stock Exchange
-------------------------------        -----------------------------------
13% Junior Subordinated
Debentures due 2007                    New York Stock Exchange
-------------------------------        -----------------------------------


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

                                                       Yes  X  No
                                                          ----   ----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants= knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     As of March 27, 1997, the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of the Registrant held by nonaffiliates was approximately $102.0 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

     As of March 27, 1997, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

    Class A common stock, $.10 par value               13,949,360
                                                     ------------
    Class B common stock, $.10 par value                2,632,690
                                                     ------------



AMENDMENT
---------

     The primary purpose of this Amendment is to provide an Exhibit listing which incorporates by reference the December 31, 1996 Form 10-K recently filed by Shared Technologies Fairchild Inc., who has a fiscal year which differs from the Registrant's. (See new Exhibit 99(c)). The Registrant holds a significant equity investment interest in Shared Technologies Fairchild Inc. Other minor modifications to the Exhibit 10(a)(xii), Exhibit 10(b)(n) and Exhibit 10(b)(n)(i) have been made. The full exhibit index is being provided.

                                  PART IV

ITEM 14.  EXHIBITS
------------------
(a)(3)  Exhibits.

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

  (a)(xi) Amendment No. 11, dated as of September 6, 1995, to Restated and Amended Credit Agreement dated as of July 27, 1992.

  (a)(xii) Amendment No. 12, dated as of January 22, 1996, to Restated and Amended Credit Agreement dated as of July 27, 1992.

    (b) Securities Purchase Agreement dated as of August 15, 1988, by and among Registrant, Rex-PT, Inc. ("Rex-PT"), Rex-PT Holdings Inc. ("Rex-PT Holdings") and certain Purchasers, including (I) as Exhibit 2, Debt Registration Rights Agreement dated as of August 15, 1988, by and among Rex-PT and certain Purchasers,
            (ii) as Exhibit 3, Common Stock Registration Rights Agreement dated as of August 16, 1988, by and among Rex-PT Holdings and certain Purchasers, and (iii) as Exhibit 4,Stockholders'
     Agreement dated as of August 16, 1988, by and among Registrant, Rex-PT Holdings, RHI and certain holders of Rex-PT Holdings common stock (incorporated by reference to the August 16, 1988 8-K).

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

    (b)(i) Credit Agreement dated as of March 13, 1996, among Fairchild Holding Corporation ("FHC"), Citicorp USA, Inc. and certain financial institutions.

    (b)(j) Restated and Amended Credit Agreement dated as of May 27, 1996, (the "RHI Credit Agreement"), among RHI, Citicorp USA, Inc. and certain financial institutions.

 (b)(j)(i) Amendment No. 1 dated as of July 29, 1996, to the RHI Credit Agreement dated as of May 27, 1996.

    (b)(k) Restated and Amended Credit Agreement dated as of July 26, 1996, (the "FHC Credit Agreement"), among FHC, Citicorp USA, Inc. and certain financial institutions.

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

   *(b)(n) Employment Agreement between RHI Holdings, Inc., and Jacques Moskovic, dated as of December 29, 1994.

*(b)(n)(i)  Employment Agreement between Fairchild France, Inc., and Jacques
            Moskovic, dated as of December 29, 1994.

 11 Computation of earnings per share (found at Note to Registrant's Consolidated Financial Statements for the fiscal year ended June 30, 1994).

 21         List of subsidiaries of Registrant.

 23         Consent of Arthur Andersen LLP, independent public
            accountants.
 27         Financial Data Schedules

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

 99(c) Financial statements, related notes thereto and Auditors' Report of Shared Technologies Fairchild Inc. for the fiscal year ended December 31, 1996 (incorporated by reference to the Shared Technologies Fairchild Inc. Form 10-K for fiscal year ended December 31, 1996).

*Filed herewith.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    THE FAIRCHILD CORPORATION



                    By:  Colin M. Cohen
                         Senior Vice President and
                         Chief Financial Officer



Date: May 13, 1997