Form 10-Q
period 1997-03-30
FAIRCHILD CORP
filed 1997-05-13
CIK 9779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 30, 1997

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


Outstanding at
Class                                                    March 30,
1997
-----
--------------
Class A Common Stock, $.10 Par Value
13,949,360
Class B Common Stock, $.10 Par Value
2,632,690

----------

16,582,050

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION
     Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of March 30, 1997 (Unaudited)
                       and June 30, 1996
      3

                       Consolidated Statements of Earnings
                       for the Three and Nine Months Ended
                       March 30, 1997 and March 31, 1996
                       (Unaudited)
      5

                       Condensed Consolidated Statements of Cash
                       Flows for the Nine Months Ended
                       March 30, 1997 and March 31, 1996
                       (Unaudited)
      7

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)
      8

            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition
     17


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings
     25

            Item 5.    Other Information
     25

            Item 6.    Exhibits and Reports on Form 8-K
     25



*For purposes of Part I of this Form 10-Q, the term "Company" means
The
Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild
Corporation,
unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                 March 30,
June 30,
ASSETS                                             1997
1996
------                                          -----------
-----------
                                                (Unaudited)
 (*)
Current Assets:
Cash and cash equivalents, $7,273 and $8,224
  restricted.................................   $   26,174      $
 39,649
Short-term investments.......................       21,912
 10,498
Accounts receivable-trade, less allowances
  of $7,807 and $6,327.......................      127,482
 98,694
Notes receivable.............................         --
170,384
Inventories:
   Finished goods............................      280,869
236,263
   Work-in-process...........................       34,592
 16,294
   Raw materials.............................       19,502
 18,586
                                                 ---------
---------
                                                   334,963
271,143

Prepaid expenses and other current assets....       36,801
 19,275
                                                 ---------
---------
Total Current Assets.........................      547,332
609,643

Property, plant and equipment, net of
  accumulated depreciation of $127,369 and
  $79,273....................................      122,548
 87,956

Net assets held for sale.....................       48,512
 45,405
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $35,385 and $31,912.........................      158,167
140,201
Investments and advances, affiliated
 companies...................................       54,207
 53,471
Prepaid pension assets.......................       57,837
 57,660
Deferred loan costs..........................        9,470
  7,825
Other assets.................................        9,170
  7,777
                                                 ---------
---------
Total Assets.................................   $1,007,243
$1,009,938
                                                 =========
=========

*Condensed from audited financial statements


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                  March 30,
June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1997
 1996
-------------------------------------            -----------
-----------
                                                 (Unaudited)
  (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $   66,932     $
 84,892
Accounts payable.............................        76,702
 65,478
Other accrued liabilities....................       101,453
 81,757
Income taxes.................................         4,921
 24,635
                                                  ---------
---------
Total Current Liabilities....................       250,008
256,762

Long-term debt, less current maturities......       376,263
368,589
Other long-term liabilities..................        20,051
 18,605
Retiree health care liabilities..............        41,503
 44,452
Noncurrent income taxes......................        32,474
 31,737
Minority interest in subsidiaries............        65,713
 58,625
                                                  ---------
---------
Total Liabilities............................       786,012
778,770

Stockholders' Equity:

Class A common stock, 10 cents par value;
  authorized 40,000 shares, 20,191 shares
  issued (19,998 in June) and 13,949 shares
  outstanding (13,756 in June)...............         2,020
  2,000
Class B common stock, 10 cents par value;
  authorized 20,000 shares, 2,633 shares
  issued and outstanding (2,634 in June).....           263
    263
Paid-in capital..............................        70,251
 69,366
Retained earnings............................       201,064
208,618
Cumulative translation adjustment............          (528)
  2,760
Net unrealized holding loss on available-for-
  sale securities............................          (120)
   (120)
Treasury Stock, at cost, 6,242 shares of
  Class A Common Stock.......................       (51,719)
(51,719)
                                                  ---------
---------
Total Stockholders' Equity...................       221,231
231,168
                                                  ---------
---------
Total Liabilities and Stockholders' Equity...    $1,007,243
$1,009,938
                                                  =========
=========


*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, except per share data)
                                       Three Months Ended
Nine Months Ended
                                     March 30,     March 31,
March 30,     March 31,
                                       1997          1996
1997          1996
                                    -----------   -----------
-----------   -----------
Revenue:
  Net sales of products.............  $190,782      $120,388
$496,784      $292,007
  Revenues from services............      --          15,063
   --          54,820
  Other income, net.................       428           369
  1,076           505
                                       -------       -------
-------       -------
                                       191,210       135,820
497,860       347,332
Costs and Expenses:
  Cost of goods sold................   137,994        94,440
365,411       231,315
  Cost of services..................      --          11,165
   --          39,039
  Selling, general & administrative.    42,873        25,556
115,125        66,830
  Research and development..........        24            24
     69            68
  Amortization of goodwill..........     1,244         1,287
  3,473         3,665
  Restructuring.....................      --             959
   --           1,244
                                       -------       -------
-------       -------
                                       182,135       133,431
484,078       342,161

Operating income....................     9,075         2,389
 13,782         5,171

Interest expense....................    13,505        17,007
 39,645        53,054
Interest income.....................      (778)       (2,775)
 (4,549)       (4,054)
                                       -------       -------
-------       -------
Net interest expense................    12,727        14,232
 35,096        49,000

Investment income, net..............       741         1,150
  2,202         3,062
Equity in earnings of affiliates....     1,765           864
  4,474         2,753
Minority interest...................    (1,076)         (329)
 (2,637)       (1,414)
                                       -------       -------
-------       -------
Loss from continuing operations
 before non-recurring income and
 taxes..............................    (2,222)      (10,158)
(17,275)      (39,428)
Non-recurring income (See Note 2)...      --         161,480
   --         161,480
                                       -------       -------
-------       -------
Earnings (loss) from continuing
 operations before taxes............    (2,222)      151,322
(17,275)      122,052
Income tax benefit..................     2,262         3,773
  9,720        14,741
                                       -------       -------
-------       -------
Earnings (loss) from continuing
 operations.........................        40       155,095
 (7,555)      136,793
Earnings from discontinued
 operations, net....................      --           1,769
   --           9,059
Gain on disposal of discontinued
  operations, net...................      --          61,286
   --          61,259
Extraordinary items, net............      --         (10,436)
   --         (10,436)
                                       -------       -------
-------       -------
Net earnings (loss).................  $     40      $207,714
$ (7,555)     $196,675
                                       =======       =======
=======       =======




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                     (In thousands, except per share data)
                                           Three Months Ended
 Nine Months Ended
                                         March 30,    March 31,
March 30,   March 31,
                                            1997         1996
   1997        1996
                                         ---------    ---------
---------   ---------
Primary Earnings Per Share:
 Earnings (loss) from continuing
   operations...........................  $   .00      $  9.27
$   (.46)    $  8.28
 Earnings from discontinued operations,
   net..................................      --           .11
    --           .55
 Gain on disposal of discontinued
   operations, net......................      --          3.66
    --          3.71
 Extraordinary items, net...............      --          (.62)
    --          (.63)
                                           -------      -------
  -------     -------
  Net earnings (loss)...................  $   .00      $ 12.42
$   (.46)    $ 11.91
                                           =======      =======
  =======     =======

Fully Diluted Earnings Per Share:
 Earnings (loss) from continuing
 operations.............................  $   .00      $  9.25
$   (.46)    $  8.16
 Earnings from discontinued operations,
   net..................................      --           .10
     --          .54
 Gain on disposal of discontinued
   operations, net......................      --          3.65
     --         3.65
 Extraordinary items, net...............      --          (.62)
     --         (.62)
                                           -------      -------
  -------     -------
  Net earnings (loss)...................  $   .00      $ 12.38
$   (.46)    $ 11.74
                                           =======      =======
  =======     =======

  Weighted average number of shares used
    in computing earnings per share:
      Primary............................  17,284       16,727
  16,518      16,513
      Fully diluted......................  17,284       16,774
  16,518      16,754



















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                             Nine
Months Ended
                                                          March 30,
    March 31,
                                                            1997
        1996
                                                         ----------
   ----------
Cash flows provided by (used for)
  Operations:
   Net earnings (loss).................................  $ (7,555)
    $196,675
    Depreciation and amortization......................    15,903
       23,723
    Accretion of discount on long-term liabilities.....     3,702
        3,637
    Gain on the merger of subsidiaries (See Note 2)....      --
     (162,859)
    Gain on the sale of discontinued operations
      (See Note 3).....................................      --
     (117,573)
    Distributed (undistributed) earnings of
      affiliates, net..................................       516
       (1,817)
    Minority interest..................................     2,637
        1,414
    Changes in assets and liabilities..................   (97,655)
      14,458
                                                          -------
      -------
    Net cash used for operations.......................   (82,452)
     (42,342)

  Investments:
    Proceeds received from the sale of discontinued
      operations.......................................   173,719
       78,400
    Acquisition of subsidiaries, net of cash acquired..   (52,555)
        --
    Purchase of property, plant and equipment..........    (8,844)
     (12,263)
    Changes in investments.............................   (14,009)
      (1,015)
    Changes in net assets held for sale................    (3,544)
       5,670
    Other, net.........................................        34
         (527)
                                                          -------
      -------
    Net cash provided by (used for) investments........    94,801
       70,265

  Financing:
    Proceeds from issuance of debt.....................   108,383
       58,240
    Debt repayments and repurchase of debentures, net..  (132,950)
    (100,098)
    Issuance of Class A common stock...................       861
          948
                                                          -------
      -------
    Net cash used for financing........................   (23,706)
     (40,910)

Effect of exchange rate changes on cash................    (2,118)
         447
Net decrease in cash and cash equivalents..............   (13,475)
     (12,540)
Cash and cash equivalents, beginning of period.........    39,649
       71,182
                                                          -------
      -------
Cash and cash equivalents, end of period...............  $ 26,174
     $ 58,642
                                                          =======
      =======










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
                   (In thousands, except per share data)

Note 1 - Financial Statements

     The consolidated balance sheet as of March 30, 1997 and the consolidated statements of earnings and cash flows for the nine months ended March 30,
1997 and March 31, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 30, 1997 and for all periods presented, have been made. The balance sheet at June 30, 1996 was also condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Form
10-K and Banner Aerospace, Inc.'s March 31, 1996 Form 10-K. The results of operations for the period ended March 30, 1997 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

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

     The Merger was structured as a reorganization under section
386(a)(1)(A)
of the Internal Revenue Code of 1986, as amended. The Company recorded a
$162,859 non-recurring gain from this transaction, in the third quarter ended
March 31, 1996.


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

     As a result of the sale of DME, the Company recorded a gain on disposal of discontinued operations of approximately $61,338, net of a $56,235 tax provision, in the quarter ended March 31, 1996.

     On January 27, 1996, FII completed the sale of Fairchild Data Corporation ("Data") to SSE Telecom, Inc. ("SSE") for (i) cash of approximately $4,400, (ii) 100,000 shares of SSE's common stock valued at
$9.06 per share, or $906, at January 26, 1996, and (iii) warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share.

     Accordingly, DME and Data have been accounted for as discontinued operations. The combined net sales of DME and Data totaled $16,789 and
$108,131 for the third quarter and first nine months of Fiscal
1996,
respectively. Net earnings from discontinued operations was $1,769 in the third quarter of Fiscal 1996, and $9,059 for the nine months ended March 30,
1996.

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

Note 5 - Pro forma Financial Statements

     The following unaudited pro forma information for the nine months ended
March 30, 1996, provides the results of the Company's operations as though
(i) the disposition of DME and Data, (ii) the Merger of FCSC, and
(iii) the
transfer of Harco to Banner, resulting in the consolidation of Banner, had been in effect since the beginning of the period. The pro forma information is based on the historical financial statements of the Company, DME, Data,
FCSC and Banner, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made, which (i) reduce interest expense for revised debt structures, (ii) increase interest income for notes receivable, (iii) reduce minority interest to exclude Series C Preferred Stock of FII redeemed, and (iv) adjust equity in earnings of affiliates to include the estimated results of STFI.

     The following unaudited pro forma financial information is not necessarily indicative of the results of operations that actually would have occurred if the transactions had been in effect since the beginning of the
Fiscal 1996 period, nor is it necessarily indicative of future results of the
Company.

                                            Nine Months Ended
                                            March 31, 1996
                                           ------------------
Sales...................................       $ 447,086
Loss from continuing operations.........         (17,367)
  Loss from continuing operations
    per share...........................           (1.05)
Net loss................................         (17,595)
  Net loss per share....................           (1.07)

     The pro forma financial information has not been adjusted for non-recurring income or expense and gains from disposal of discontinued operations that have been or are expected to be incurred from these transactions, within the ensuing year.

Note 6 - Acquisitions

     The following acquisitions by the Company have been accounted for using the purchase method. The purchase prices assigned to the net assets acquired were based on the fair value of such assets and liabilities at the respective acquisition dates. The Company included the results of operations of the acquired companies as of the date of acquisition.

     On January 16, 1997, Banner, through its subsidiary, Dallas
Aerospace,
Inc., consummated the acquisition of 100% of the outstanding stock of PB
Herndon Company ("PB Herndon") for approximately $14,700. In addition,
Banner paid approximately $1,300 to repay certain loans of PB
Herndon.
Banner recorded approximately $4,500 of goodwill as a result of this acquisition. Banner financed this transaction by borrowing $16,000 from RHI.
PB Herndon is a distributor of aerospace fasteners and other aerospace related components.

     On February 4, 1997, Banner, through its subsidiary,
Professional
Aviation Associates, acquired the assets of Air Marine and Air
Marine
Accessories for $1,200. Banner recorded approximately $585 in goodwill as a result of this acquisition.

     On February 26, 1997, the Company completed a transaction
pursuant to
which the Company acquired from Mines de Kali Sainte-Therese S.A.
("KST")
common shares and convertible debt representing an 84.2% interest, on a fully
diluted basis, of Simmonds S.A. ("Simmonds"), for approximately
$21,000.
Additionally, the Company paid approximately $14,000 to repay certain loans
of Simmonds.  The Company has initiated a tender offer to purchase the
remaining shares of common stock and convertible debt of Simmonds held by the
public (together with the purchase from KST and the repayment of debt, the
"Simmonds Acquisition").   Management estimates that the total cost
of the
Simmonds Acquisition, including debt assumed, will be approximately
$56,500.
The Company recorded approximately $15,800 in goodwill as a result of this acquisition. The Company funded the Simmonds Acquisition with available cash and borrowings. Simmonds is one of Europe's leading manufacturers and distributors of aerospace and automotive fasteners.

     Proforma financial statements are not required for these acquisitions.

Note 7 - Summarized Statement of Earnings Information

    The following table presents summarized historical financial information, on a combined 100% basis, of the Company's principal investments, which are accounted for using the equity method.

                                                    Nine Months
Ended

-------------------------
                                                 March 30,
March 31,
                                                   1997
1996
                                                ----------
----------
Net sales.................................       $209,153       $
78,310
Gross profit..............................         95,967
25,705
Earnings from continuing operations.......          5,813
9,471
Net earnings..............................          5,812
9,471

    The Company owns approximately 31.9% of Nacanco common stock.
The
Company recorded equity earnings of $2,975 and $3,157 from this investment for the nine months ended March 30, 1997 and March 31, 1996, respectively.

     Since March 13, 1996, as a result of the Merger in which the Company received an ownership interest of approximately 41% in STFI, the Company has accounted for its investment in STFI using the equity method. Prior to March
13, 1996, the Company consolidated the results of FCSC, which was merged into
STFI (see Note 2).  The Company recorded equity earnings (loss) of
$1,490 and
$(60) from this investment during the nine months ended March 30, 1997 and
March 31, 1996, respectively.

     On March 30, 1997, the Company's investments in STFI consisted of (i)
$21,267 carrying value for the $25,000 face value 6% Cumulative
Convertible
Preferred Stock, (ii) $10,646 carrying value for the $20,000 face value
Special Preferred Stock, and (iii) $(989) carrying value for
6,200,000 shares
of common stock of STFI. At the close of trading on March 27, 1997, STFI's common stock was quoted at $6.125 per share. Based on this price, the
Company's investment in STFI common stock had an approximate market value of
$37,975.

     Effective February 25, 1996, the Company increased its percentage of ownership of Banner Common Stock from 47.2% to approximately 59.3%. Since
February 25, 1996, the Company has consolidated Banner's results.
Prior to
February 25, 1996, the Company accounted for its investment in Banner using the equity method and held its investment in Banner as part of investments and advances, affiliated companies. The Company recorded equity earnings of
$430 from this investment during the nine months ended March 31, 1996.

     In connection with the Company's December 23, 1993 sale of its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company placed shares of Banner, with a fair market value of $5,000, in escrow to secure the Company's remaining indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released.

Note 8 - Restricted Cash

     The Company had approximately $7,273 and $8,224 of restricted cash on
March 30, 1997 and June 30, 1996, respectively, all of which is maintained as collateral for certain debt facilities.

Note 9 - Credit Agreements

     Prior to July 29, 1996, the Company through RHI's subsidiary
Fairchild
Holding Corp. ("FHC"), borrowed under an Interim Credit Agreement
(the
"Interim Credit Agreement") with a consortium of banks.  The
Interim Credit
Agreement at FHC matured on July 29, 1996, at which time the Company repaid in full the loans made under the Interim Credit Agreement. On July 26, 1996, the Company amended and restated the terms and provisions of the Interim
Credit Agreement, in their entirety (the "Restated Credit
Agreement").  The
Restated Credit Agreement extends to July 28, 2000, the maturity of FHC's revolving credit facility (the "FHC Revolver"). The FHC Revolver has a borrowing limit of $52,000 and requires a borrowing base to determine availability under the limit. The borrowing base is determined monthly based upon specified percentages of FHC's accounts receivable, inventories and the appraised value of equipment and real property. The FHC Revolver generally bears interest at a base rate of 1 1/2% over the greater of (i) Citibank New
York's base rate, or (ii) the Federal Funds Rate plus 1 1/2% for domestic borrowings and at 2 1/2% over Citibank London's base rate for foreign borrowings. The Restated Credit Agreement was further amended on February
21, 1997 to permit the Simmonds Acquisition. Terms modified by the February
21, 1997 amendment included a provision in which the interest rate on the FHC
Revolver will increase by 1/4% on each of September 30, 1997 and December 31,
1997, in the event that the Restated Credit Agreement is not restructured or refinanced by such dates. FHC's Revolver is subject to a non-use commitment fee of 1/2% on the average unused availability; and outstanding letters of credit are subject to fees of 2 3/4% per annum.

     The Restated Credit Agreement requires FHC to comply with certain financial and non-financial loan covenants, including maintaining a minimum net worth of $150,000 and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the
Restated Credit Agreement restricts the FHC's annual capital expenditures to
$12,000. Substantially all of FHC's assets are pledged as collateral under the Restated Credit Agreement. At March 30, 1997, FHC was in compliance with all the covenants under the Restated Credit Agreement. FHC may transfer available cash as dividends to the Company.

     On July 1, 1996 and again on December 12, 1996, Banner amended its
credit agreement (the "Banner Credit Agreement"), which provides
Banner and
its subsidiaries with funds for working capital and potential acquisitions.
The facilities under the Banner Credit Agreement consist of (i) a
$55,000
term loan, (ii) a $71,000 revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or London Interbank Offered Rate ("LIBOR") plus 2 1/2%, and require that loans made to Banner do not exceed a defined borrowing base, which is based upon a percentage of inventories and accounts receivable, (iii) a $30,000 seven-year term loan ("Tranche B Loan"), which bears interest at Prime plus 1 3/4% or LIBOR plus 3%, and (iv) a $40,000 six-
year term loan ("Tranche C Loan"), which initially bears interest at prime plus 1 1/2% or LIBOR 2 3/4%. Banner's term loans require certain semiannual loan payments. Interest rates on Banner's borrowings, whether computed at the prime rate or LIBOR, may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. Banner's performance level resulted in borrowings under the $55,000 term loan and the $71,000 revolving credit facility being at an interest rate of prime plus 1% and LIBOR plus 2 1/4% for the quarter ended March 30, 1997. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of Banner's assets are pledged as collateral under the Banner Credit
Agreement.

     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintenance of minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization.
Banner also has certain limitations on the incurrence of additional debt. As of March 30, 1997, Banner was in compliance with all covenants under the
Banner Credit Agreement.

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

     In November 1996, Banner entered into an additional hedge agreement
("Additional Hedge Agreement") with one of its major lenders to provide interest rate protection on $20,000 of debt for a period of three years.
Effectively, the Additional Hedge Agreement provides for a cap of 7 1/4% if the 90-day LIBOR exceeds 7 1/4%. If the 90-day LIBOR drops below 5%, Banner will be required to pay interest at a floor rate of approximately 6%. No cash outlay was required to obtain the Additional Hedge Agreement as the cost of the cap was offset by the sale of the floor.

Note 10 - Minority Interests in Consolidated Subsidiaries

     Included in the Company's $65,713 of minority interest at March 30,
1997, is $61,252 representing approximately 40.7% of Banner's common stock effectively outstanding on a consolidated basis.

Note 11 - Restructuring Charges

     During the nine months ended March 31, 1996, the Company"s
Aerospace
Fasteners Segment recorded restructuring charges of $965 for severance pay to employees terminated, and $279 relating to the closing of a small subsidiary located in Japan.

Note 12 - Equity Securities

     The Company had 13,949,360 shares of Class A Common Stock and
2,632,690
shares of Class B Common Stock outstanding at March 30, 1997. During the first nine months of Fiscal 1997, 192,186 shares of Class A Common Stock were issued as a result of the exercise of stock options. Class A Common Stock is traded on both the New York and Pacific Stock Exchanges, while there is no public market for the Class B Common Stock. Shares of Class A Common Stock are entitled to one vote per share and cannot be exchanged for Class B Common
Stock. Shares of Class B Common Stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A Common Stock, on a share for share basis. During the nine months ended March 30, 1997, 1,014 shares of Class B Common Stock were exchanged for Class A Common
Stock.

     On February 21, 1997, the Company's Board of Directors approved an amendment of a warrant to purchase 375,000 shares of the Company's Class A or Class B Common Stock at $7.67 per share. The warrant was amended to extend the exercise period from March 13, 1997 to September 16, 1997, and to increase the exercise price per share by $.002 for each day subsequent to
March 13, 1997, until exercised.

Note 13 - Earnings Per Share

     Primary and fully diluted earnings per share are computed by dividing net income by the weighted average number of shares and share equivalents outstanding during the period. To compute the incremental shares resulting from stock options and warrants for primary earnings per share, the average market price of the Company's stock during the period is used. To compute the incremental shares resulting from stock options and warrants for fully diluted earnings per share, the greater of the ending market price or the average market price of the Company's stock is used. In computing primary and fully diluted earnings per share for the three months ended March 30,
1997 and March 31, 1996, the conversion of options and warrants was assumed, as the effect was dilutive. In computing primary and fully diluted earnings per share for the nine months ended March 30, 1997, the conversion of options and warrants was not assumed, as the effect was antidilutive. In computing primary earnings per share for the nine months ended March 31, 1996, only the dilutive effect from the conversion of options was assumed, as the effect from the conversion of warrants alone was antidilutive. In computing fully diluted earnings per share for the nine months ended March 31, 1996, the conversion of options and warrants was assumed, as the effect was dilutive.


Note 14 - Commitments and Contingencies

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

     As of March 30, 1997, the consolidated total recorded liabilities of the
Company for environmental matters approximated $9,059, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately
$16,890.

Other Matters
-------------

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

     The following discussion and analysis provide information which management believes is relevant to assessment and understanding of the
Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

CAUTIONARY STATEMENT

     Certain statements in the financial discussion and analysis by management contain "forward-looking" information that involves risk and uncertainty, including current trend information, projections for deliveries, backlog, and other trend projections. Actual future results may differ materially depending on a variety of factors, including product demand;
performance issues with key suppliers; customer satisfaction and qualification issues; labor disputes; governmental export and import policies; worldwide political stability and economic growth; and legal proceedings.

RECENT DEVELOPMENTS

     On January 16, 1997, Banner, through its subsidiary, Dallas
Aerospace,
Inc., consummated the acquisition of 100% of the outstanding stock of PB
Herndon Company ("PB Herndon") for approximately $14.7 million. In addition,
Banner paid approximately $1.3 million to repay certain loans of PB
Herndon.
Banner recorded approximately $4.5 million of goodwill as a result of this acquisition. Banner financed this transaction by borrowing $16.0 million from RHI. PB Herndon is a distributor of aerospace fasteners and other aerospace related components.

     On February 4, 1997, Banner, through its subsidiary,
Professional
Aviation Associates, acquired the assets of Air Marine and Air
Marine
Accessories for $1.2 million. Banner recorded approximately $.6 million in goodwill as a result of this acquisition.

     On February 26, 1997, the Company completed a transaction
pursuant to
which the Company acquired from Mines de Kali Sainte-Therese S.A.
("KST")
common shares and convertible debt representing an 84.2% interest, on a fully
diluted basis, of Simmonds S.A. ("Simmonds"), for approximately
$21.0
million.  Additionally, the Company paid approximately $14.0 million to repay
certain loans of Simmonds.  The Company has initiated a tender offer to
purchase the remaining shares of common stock and convertible debt of
Simmonds, held by the public (together with the purchase from KST and the
repayment of debt, the "Simmonds Acquisition").   Management
estimates that
the total cost of the Simmonds Acquisition, including debt assumed, will be
approximately $56.5 million.  The Company recorded approximately
$15.8
million in goodwill as a result of this acquisition. The Company funded the
Simmonds Acquisition with available cash and borrowings. Simmonds is one of
Europe's leading manufacturers and distributors of aerospace and automotive fasteners.

FISCAL 1996 SIGNIFICANT TRANSACTIONS

     The Company, RHI and Fairchild Industries, Inc. ("FII"), the Company's former subsidiary, entered into an Agreement and Plan of Merger dated as of
November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger
Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company
("FCSC").

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

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated
January 26, 1996, the Company, through its subsidiaries, completed the sale of certain assets, liabilities and the business of the D-M-E Company ("DME") to Cincinnati Milacron Inc. ("CMI"), for a sales price of approximately
$244.3 million, as adjusted. The sales price consisted of $74.0 million in cash, and two 8% promissory notes in the aggregate principal amount of $170.3 million (together, the "8% CMI Notes"). On July 29, 1996, CMI paid in full the 8% CMI Notes.

     On January 27, 1996, FII completed the sale of Fairchild Data Corporation ("Data") to SSE Telecom, Inc. ("SSE") for (i) cash of approximately $4.4 million, (ii) 100,000 shares of SSE's common stock valued at $9.06 per share, or $.9 million, at January 26, 1996, and (iii) warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share.

     Accordingly, DME and Data have been accounted for as
discontinued
operations.  The  combined net sales of DME and Data totaled $16.8 million
and $108.1 million for the third quarter and first nine months of
Fiscal
1996, respectively.  Net earnings from discontinued operations was
$1.7
million in the third quarter of Fiscal 1996 and $9.1 million for the nine months ended March 30, 1996.

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

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Aerospace Distribution (Banner) and Technology
Products
(formerly Industrial Products).  In the nine months ended March 30,
1996, the
Company consolidated pre March 13, 1996 operating results from the Communications Services segment, and, effective February 25, 1996, began to consolidate the operating results of the Aerospace Distribution segment. The following table illustrates the historical sales and operating income of the
Company's continuing operations for the three and nine month periods ended
March 30, 1997 and March 30, 1996.

(In thousands)                             Three Months Ended
 Nine Months Ended
                                          March 30,   March 31,
 March 30,   March 31,
                                            1997        1996
   1997        1996
                                          --------    --------
 --------    --------
Sales by Business Segment:
   Aerospace Fasteners................... $ 64,073     $ 57,885
 $175,614    $165,875
   Aerospace Distribution (a)............  113,743       35,698
  294,835      35,698
   Technology Products...................   16,084       15,606
   36,028      53,964
   Communications Services (b)...........     --         26,262
     --        91,290
   Eliminations (c)......................   (3,118)        --
   (9,693)       --
                                           -------      -------
  -------     -------
Total.................................... $190,782     $135,451
 $496,784    $346,827
                                           =======      =======
  =======     =======
Operating Income (Loss) by Business
 Segment:
   Aerospace Fasteners................... $  3,563     $    828
 $  7,827    $    (88)
   Aerospace Distribution (a)............    9,061          742
   21,114         742
   Technology Products...................    1,322          (87)
   (3,112)      1,556
   Communications Services (b)...........     --          4,773
     --        14,544
                                           -------      -------
  -------     -------
Total....................................   13,946        6,256
   25,829      16,754

   Corporate administrative expense......   (3,527)      (3,783)
  (10,524)    (11,035)
   Other corporate expense...............   (1,344)         (84)
   (1,523)       (548)
                                           -------      -------
  -------     -------
Operating income.........................    9,075        2,389
   13,782       5,171

Net interest expense.....................  (12,727)     (14,232)
  (35,096)    (49,000)
Investment income, net...................      741        1,150
    2,202       3,062
Equity in earnings of affiliates.........    1,765          864
    4,474       2,753
Minority interest........................   (1,076)        (329)
   (2,637)     (1,414)
                                           -------      -------
  -------     -------
Loss from continuing operations before
 non-recurring income and taxes..........   (2,222)     (10,158)
  (17,275)    (39,428)
Non-recurring income.....................     --        161,480
     --       161,480
                                           -------      -------
  -------     -------
Earnings (loss) from continuing
   operations before income taxes........   (2,222)     151,322
  (17,275)    122,052
Income tax benefit.......................    2,262        3,773
    9,720      14,741
                                           -------      -------
  -------     -------
Earnings (loss) from continuing
   operations............................ $     40     $155,095
 $ (7,555)   $136,793
                                           =======      =======
  =======     =======

(a) Effective February 25, 1996, the Company became the majority shareholder of Banner Aerospace, Inc. in and accordingly, began consolidating their results.

(b) Effective March 13, 1996, the Company's investment in the
Communications
Services segment was recorded using the equity method.

(c) Represents intersegment sales from the Aerospace Fasteners segment to the
Aerospace Distribution segment.

Consolidated Results
--------------------

     Sales of $190.8 million for the third quarter and $496.8 million for the nine months ended March 30, 1997, improved by $55.3 million, or 40.8%, and
$150.0 million, or 43.2%, over comparable periods of the prior year.
Operating income increased $6.7 million in the third quarter and $8.6 million in the Fiscal 1997 nine-month period, compared to operating income for the same periods in Fiscal 1996. The improvements reflected strong performance increases contributed by the Aerospace Fasteners and Aerospace Distribution segments reflecting the recent turnaround of the commercial aerospace industry. The first nine months of Fiscal 1997 include sales and operating income from the Aerospace Distribution segment, offset partially by the exclusion of sales and operating income from the Communications Services segment which was unconsolidated effective March 13, 1996, as a result of the
Merger into STI.  (See discussion above).

Aerospace Fasteners
-------------------

     Sales in the Aerospace Fasteners segment increased $6.2 million or
10.7%, in the third quarter, and $9.7 million, or 5.9%, in the Fiscal 1997 nine-month period, compared to the corresponding Fiscal 1996 periods, reflecting growth within the commercial aerospace industry. New orders have been strong in recent months, resulting in a backlog of $158.4 million at
March 30, 1997, up from $109.9 million at June 30, 1996.  On
February 26,
1997, the Company purchased an 84.2% interest in Simmonds and began consolidating the results of Simmonds. The Harco division was transferred to the Aerospace Distribution segment on February 25, 1996. Excluding Simmonds sales in the first nine months of Fiscal 1997, and Harco's sales in the first nine months of Fiscal 1996, sales improved 17.3% in the Fiscal 1997 nine-month period.

     Operating income in the Aerospace Fasteners segment increased
$2.7
million in the third quarter and $7.9 million in the Fiscal 1997 nine-month period, compared to the Fiscal 1996 periods. The prior year nine month period was adversely affected by $1.2 million in restructuring charges, resulting from severance pay provided to employees and the closing of a small subsidiary. Excluding Simmonds, results in the current year nine months, and
Harco's results and restructuring charges in the prior year nine months, operating income improved by $9.1 million in the Fiscal 1997 nine-month period. Management intends to continue to implement productivity improvements and reduce costs.

Aerospace Distribution
----------------------

     The Aerospace Distribution segment continued its record growth reporting sales of $113.7 million in the third quarter and $294.8 million for the nine-month period ended March 30, 1997, reflecting the recent resurgence of the commercial aerospace industry. Operating income was $9.1 million in the third quarter and $21.1 million for the nine-month period ended March 30,
1997. The prior year periods include results from this segment only for five weeks of operations which began on February 25, 1996, when the Company acquired a majority interest in Banner.

    Since February 25, 1996, Harco's results were reported as part of the
Aerospace Distribution segment. Previously, Harco's results were reported as part of the Aerospace Fasteners segment.

Technology Products
-------------------

     Sales in the Technology Products segment, which primarily includes
Fairchild Technologies ("FT"), increased $.5 million in the third quarter and decreased $17.9 million in the first nine months of Fiscal 1997, compared to the Fiscal 1996 periods. The decrease in the current nine month period is primarily attributable to the temporary slowdown in the growth of DRAM chip demand which negatively affected FT's semiconductor production equipment line. However, this is expected to be a temporary decrease, as evidenced by several multimillion dollar orders recently received and which are scheduled to be shipped over the next six months. During the first nine months of
Fiscal 1997, FT received new orders totaling approximately $64.8 million.
The sales increase in the current third quarter period reflected record growth achieved by the Fairchild Scandinavian Bellyloading Company ("SBC"),
a start-up company whose sales increased by $2.6 million, or 428%, compared to the prior year third quarter.

     FT reported operating income of $.4 million in the third quarter and an operating loss of $3.5 million for the nine months ended March 30, 1997, which was recorded in the Technology Products segment. FT's nine month period loss was partially due to the low level of sales, but also due to expansion of the sales staff into the Pacific Rim. SBC had a nine-month operating income of $.3 million, a $1.2 million improvement over the prior year nine month loss, reflecting the record growth mentioned above. The
Technology Products segment reported an operating loss of $.1 million in the
Fiscal 1996 third quarter and operating income of $1.6 million in the Fiscal
1996 nine months.

Communications Services
-----------------------

     As a result of the Merger of the Communications Services segment into
STI on March 13, 1996, the Company is accounting for its current investment in STFI, the merged company, using the equity method. For the three and nine months ended March 31, 1996, this segment reported sales of $26.3 million and
$91.3 million, respectively, and operating profit of $4.8 million and $14.5 million, respectively.

Other Expenses/Income
---------------------

     Corporate administrative expense decreased 4.6% in the first nine-month period of Fiscal 1997, compared to the same period in Fiscal 1996. The decrease in the current nine-month period was due primarily to a reduction in legal expenses.

     Net interest expense decreased 10.6% in the third quarter and 28.4% in the nine-month period ended March 30, 1997, compared to the prior year periods, due primarily to lower debt outstanding, as a result of the sale of
DME and the Merger, and higher interest income earned on higher weighted average cash balances during the first nine months of Fiscal 1997.

     Non-recurring income in the Fiscal 1996 periods includes a
$162.9
million nontaxable gain resulting from the Merger. Expenses relating to other potential transactions which did not take place partially offset the above gain.

     In the first nine months of Fiscal 1997, the Company recorded a tax benefit of $9.7 million on a pretax loss of $17.3 million. A tax benefit of
$14.7 million was recorded from the continuing operations loss, excluding the nontaxable non-recurring gain, incurred in the prior year's nine months.

     Earnings from discontinued operations, net, of $1.8 million in the
Fiscal 1996 third quarter and $9.1 million for the nine months ended March
30, 1996, include the earnings, net of tax, provided by DME and Data.

     The $61.3 million net gain on disposal of discontinued operations recorded in the prior year period resulted primarily from the sale of DME.

     The prior year's extraordinary items totaled $10.4 million, net of taxes, and resulted from the write-off of deferred fees and the premium costs associated with the early extinguishment of FII's senior notes and bank debt.

     The $7.6 million net loss from continuing operations for the nine months ended March 30, 1997 was a $17.1 million improvement over the Fiscal 1996 nine-month period $24.7 million net loss from continuing operations, excluding non-recurring income. The improvement resulted primarily from: (i) an $8.6 million increase in operating income, and (ii) a $13.9 million decrease in net interest expense, partially offset by a $5.0 million decrease in the tax benefit.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of March 30, 1997, the Company's current ratio was 2.19:1, down from
2.37:1 at June 30, 1996.

     Working capital at March 30, 1997, was $297.3 million, which was $55.6
million lower than at June 30, 1996.  The principal reasons for this change
included a $13.5 million decrease in cash, a $170.4 million
decrease in notes
receivable, and a $11.2 million net increase in accounts payable and other
accrued liabilities, including income taxes.  These uses of working capital
were partially offset by a $63.8 million increase in inventory, a
$28.8
million increase in accounts receivable, a $17.5 million increase in Prepaid and other current assets, a $11.4 million increase in short-term investments, and a $18.0 million reduction in short-term notes payable.

     The Company's principal sources of liquidity are cash on hand, cash generated from operations and borrowings under its credit agreement. At
March 31, 1997, $69.1 million was available to be borrowed from the Company's credit agreements (see Note 9 in the notes to the condensed consolidated financial statements), of which $51.6 million is available only to Banner.

     The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at March 30,
1997, had a book value of $48.5 million and included two parcels of real estate in California, a 68-acre parcel of real estate located in Farmingdale,
New York, two landfills in Pennsylvania, a real estate joint venture in
California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to market conditions or, with respect to certain of the parcels, the resolution of environmental matters.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities.
Other
liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, litigation settlements and related costs.

     Property, plant and equipment increased $34.6 million from June 30,
1996, primarily as a result of the Simmonds Acquisition. Goodwill increased by $18.0 million as a result of the Company's acquisitions in the current fiscal year.

     The Company expects that cash on hand, cash generated from operations, borrowings, and asset sales will be adequate to satisfy cash requirements.
Management intends to take appropriate action to refinance portions of its debt, if necessary to meet cash requirements.

EFFECT OF FUTURE ACCOUNTING CHANGES

Earnings per Share
------------------

     In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share". SFAS 128 establishes accounting standards for computing and presenting earnings per share ("EPS"). SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. Results from the calculation of simple and diluted earnings per share, as prescribed by SFAS
128, would not be materially different from the calculations for primary and fully diluted earnings per share for the three and nine months ended March
30, 1997.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 14 of Notes to Consolidated
Financial
Statements.

Item 5.  Other Information

     Articles have appeared in the French press reporting an investigation by a French magistrate into certain allegedly improper business transactions involving Elf Acquitaine, its former chairman and various third parties, including Maurice Bidermann. In connection with this investigation, the magistrate has made inquiry into allegedly improper transactions between
Jeffrey Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted a written statement concerning the transactions and has offered to appear in person if certain arrangements were made. According to the French press, the magistrate also has requested permission to investigate other allegedly improper transactions involving another French petroleum company and, if granted, inquiry into transactions between Mr. Steiner and such company, could ensue. The Board of Directors of the Company has formed a special committee of outside directors to advise it with respect to these matters, and the special committee has retained counsel.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         --------
       (i)  Amendment No. 1, dated as of January 21, 1997, to the
Restated
           and Amended Credit Agreement dated as of July 26, 1996.

       (ii) Amendment No. 2 and Consent, dated as of February 21,
1997, to
            the Restated and Amended Credit Agreement dated as of July 26,
            1996.

       (iii) Financial Data Schedules

     (b) Reports on Form 8-K
         -------------------

         On February 26, 1997, the Company filed a Form 8-K to report on Item
5. The Company reported that it had completed a transaction pursuant to which the company acquired from KST common shares and convertible debt representing 84.2% of Simmonds S.A. and that the Company intends to initiate a tender offer for the remaining shares and convertible debt held by the public.
                                  SIGNATURES

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