Form 10-K
period 1997-06-30
FAIRCHILD CORP
filed 1997-09-26
CIK 9779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-K
                             --------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 1997         Commission File Number:  1-6560
                   -------------                                  ------

                          THE FAIRCHILD CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     34-0728587
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

Washington Dulles International Airport
 300 West Service Road, P.O. Box 10803
         Chantilly, Virginia                               20153
----------------------------------------                ----------
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

     As of September 11, 1997, the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock exchange) of the Registrant held by nonaffiliates was approximately $195.7 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

     As of September 11, 1997, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

    Class A common stock, $.10 par value               14,004,317
                                                     ------------
    Class B common stock, $.10 par value                2,632,516
                                                     ------------


DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders' to be held on November 20, 1997 (the "1997 Proxy Statement"), which the Registrant intends to file within 120 days after June 30, 1997, are incorporated by reference into Parts III and IV.

                          THE FAIRCHILD CORPORATION
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JUNE 30, 1997

PART I                                                                 Page

     Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . .    4

     Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . .   12

     Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . .   13

     Item 4.    Submission of Matters to
                a Vote of Stockholders . . . . . . . . . . . . . . . .   13

PART II

     Item 5.    Market for the Company's
                Common Equity and Related
                Stockholder Matters  . . . . . . . . . . . . . . . . .   14

     Item 6.    Selected Financial Data  . . . . . . . . . . . . . . .   15

     Item 7.    Management's Discussion and Analysis
                of Results of Operations and
                Financial Condition  . . . . . . . . . . . . . . . . .   16

     Item 8.    Financial Statements and
                Supplementary Data . . . . . . . . . . . . . . . . . .   25

     Item 9.    Disagreements on Accounting
                and Financial Disclosure . . . . . . . . . . . . . . .   66

PART III

     Item 10.   Directors and Executive Officers
                of the Company . . . . . . . . . . . . . . . . . . . .   66

     Item 11.   Executive Compensation . . . . . . . . . . . . . . . .   66

     Item 12.   Security Ownership of Certain
                Beneficial Owners and Management . . . . . . . . . . .   66

     Item 13.   Certain Relationships and
                Related Transactions . . . . . . . . . . . . . . . . .   66

PART IV

     Item 14.   Exhibits, Financial Statement
                Schedules and Reports on Form 8-K  . . . . . . . . . .   67

                                  PART I
                                  ------

ITEM 1.  BUSINESS
-----------------

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

     The Company's principal operations are primarily conducted in three distinct business units: Aerospace Fasteners, Aerospace Distribution, and Technology Products. The Aerospace Fasteners unit designs, manufactures and markets high performance, specialty fastening systems, primarily for aerospace applications. The Aerospace Distribution unit is a leading international distributor which provides a wide range of aircraft parts and related support services. The Technology Products unit designs, manufactures, and markets high performance production equipment and systems required for the manufacture of semiconductor chips, compact discs, and flat panel displays. For a comparison of the sales of each of the Company's business segments for each of the last three fiscal years, see Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", which is herein incorporated by reference.

     The Company also owns a significant equity interest in Shared Technologies Fairchild Inc. ("STFI"), which provides telecommunications services and systems domestically, and Nacanco Paketleme ("Nacanco"), which manufactures customized cans for the beverage industry in Turkey.

Recent Developments
-------------------

    Recent developments of the Company are incorporated herein by reference from "Recent Developments and Significant Business Combinations" included in
Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition".

(b)  Financial Information about Business Segments

     The Company's business segment information is incorporated herein by reference from Note 21 of the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data".

(c)  Narrative Description of Business Segments

Aerospace Fasteners
-------------------

     The Company, through its Aerospace Fasteners segment, is a leading worldwide manufacturer and supplier of fastening systems used in the construction and maintenance of commercial and military aircraft. The Aerospace Fasteners segment accounted for 36.4% of total Company sales for the year ended June 30, 1997.

     Products
     --------

     In general, aerospace fasteners produced by the Company are used to join materials in applications that are not of themselves critical to flight. Products range from standard aerospace screws, to more complex systems that fasten airframe structures, and sophisticated latching or quick disconnect mechanisms that allow efficient access to internal parts which require regular servicing or monitoring. The Aerospace Fasteners segment also manufactures and supplies fastening systems used in non-aerospace industrial and electronic niche applications. The Aerospace Fasteners segment produces and sells products under various trade names and trademarks including Voi-Shan7 (fasteners for aerospace structures), Screwcorp7 (standard externally threaded products for aerospace applications), RAM7 (custom designed mechanisms for aerospace applications), Camloc7 (components for the industrial, electronic, automotive and aerospace markets), and Tridair7 and Rosan7 (fastening systems for highly-engineered aerospace, military and industrial applications).

     Principal product lines of the Aerospace Fasteners segment include:

     Standard Aerospace Airframe Fasteners - These fasteners consist of standard externally threaded fasteners used in non-critical airframe applications on a wide variety of aircraft. These fasteners include Hi-Torque Speed Drive7, Tri-Wing7, Torq-Set7, Phillips7 and Hex Heads7.

     Commercial Aerospace Structural and Engine Fasteners - These fasteners consist of more highly engineered, permanent or semi-permanent fasteners used in non-critical but more sophisticated airframe and engine applications, which could involve joining more than two materials. These fasteners are generally engineered to specific customer requirements or manufactured to specific customer specifications for special applications, often involving exacting standards. These fasteners include Hi-Lok7, Veri-Lite7, Eddie-Bolt72 and customer proprietary engine nuts.

     Proprietary Products and Fastening Systems - These very highly engineered, proprietary fasteners are designed by the Company for specific customer applications and include high performance structural latches and hold down mechanisms. These fasteners are usually proprietary in nature and are used primarily in either commercial aerospace or military applications. These fasteners include Visu-Lok7, Composi-Lok7, Keen-serts7, Mark IVJ, FlatbeamJ and RinglockJ.

     Highly Engineered Fastening Systems for Industrial Applications - These highly engineered fasteners are designed by the Company for specific niche applications in the electronic, automotive and durable goods markets and are sold under the Camloc7 trade name.

     Sales and Markets
     -----------------

     The products of the Aerospace Fasteners segment are sold primarily to domestic and foreign original equipment manufacturers ("OEMs"), and to the maintenance and repair market through distributors. Sixty-six percent of its sales are domestic. Major customers include original equipment manufacturers ("OEMs") such as Boeing, McDonnell Douglas and Airbus, and their subcontractors, as well as major distributors such as Burbank Aircraft Supply, Special-T and Wesco. Recently, OEMs have significantly increased their production levels. In addition, OEMs have implemented programs to reduce inventories and pursue just-in-time relationships. This has allowed parts distributors to significantly expand their business due to their ability to better meet OEM objectives. In response, the Company, which formerly supplied the OEMs directly, is expanding efforts to provide parts through distributors, by establishing master distributorship agreements, with Special-T, Wesco and others. No single customer accounts for more than 10% of the Company's consolidated sales.

     Products are marketed by a direct sales force team, which coordinates efforts with an internal technical sales force team. The direct sales force team is organized by customer and region. The internal sales force is organized by facility and product range and is focused on servicing customers needs, identifying new product applications, and obtaining the approval of new products. All the Company's products are marketed through centralized advertising and promotional activities.

     Revenues in the Aerospace Fasteners segment bear a strong relationship to aircraft production. As OEMs searched for cost cutting opportunities during the aerospace industry recession, parts manufacturers, including the Company, accepted lower-priced and/or smaller orders to maintain market share, at lower profit margins. However, during the last two years, this situation has improved as build rates in the aerospace industry have increased and resulted in capacity constraints. As lead times have increased, the Company has been able to negotiate contracts with its major customers at more favorable pricing as well as larger minimum lot sizes that are more economic to manufacture. In addition, the Company has eliminated "make and hold" contracts under which large volume buyers would require current production of parts for long-term unspecified dates of delivery. Overall, existing backlog is anticipated to result in higher margins due to larger and more efficient lot sizes.

     Fasteners also have applications in the automotive/industrial markets, where numerous special fasteners are required (such as engine bolts, wheel bolts and turbo charger tension bolts). The Company is actively targeting the automotive market as a hedge against any potential downturn in the aerospace industry.

     Manufacturing and Production
     ----------------------------

    The Aerospace Fasteners segment has seven primary manufacturing facilities, of which three are located in the United States and four are located in Europe. Each facility has virtually complete production capability, and subcontracts only those orders which exceed capacity. Each plant is designed to produce a specified product or group of products, determined by production process involved and certification requirements. The Company's largest customers have recognized its quality and operational controls by conferring D1-9000A status at all of its U.S. facilities, and D1-9000 status at all of its European facilities. All of its facilities are "preferred suppliers" and have received all SPC and NADCAP approvals from OEMs. The Company is the first and only aerospace fastener manufacturing company with all facilities holding ISO-9000 approval.

     The Company has a fully operational modern information system at all of its U.S. facilities and will expand this information system to all its European operations in Fiscal 1998. The new system performs detailed and timely cost analysis of production by product and facility. Updated MIS systems also help the Company to better service its customers. OEMs require each product to be produced in a OEM-qualified/OEM-approved facility.

     Competition
     -----------

     Despite intense competition in the industry, the Company remains the dominant manufacturer of aerospace fasteners. The worldwide aerospace fastener market is estimated to be $1.3 billion (before distributor resales). The Company holds approximately 20% of the market and competes with SPS Technologies, Hi-Shear, and Huck, which the company believes hold approximately 13%, 11% and 10% of the market, respectively. In Europe, its largest competitors are Blanc Aero and Southco Fasteners.

     The Company competes primarily in the highly-engineered "systems" segment where its broad product range allow it to more fully serve each OEM and distributor. The Company's product array is diverse and offers customers a large selection to address various production needs. In addition, roughly 45% of the Company's output is unique or is in a market where the Company has a small number of competitors. The Company seeks to maintain its technological edge and competitive advantage over its competitors, and has historically demonstrated its innovative production methods and new products to meet customer demands at fair price levels.

Aerospace Distribution
----------------------

     The Company increased its ownership of Banner to a majority interest level in February 1996. The Company, through Banner (its Aerospace Distribution segment), distributes a wide variety of aircraft parts, which it carries in inventory. In addition to selling products that it has purchased on the open market, Banner also acts as a non-exclusive, authorized distributor of many different aerospace related product lines. No single distributor arrangement is material to the Company's financial condition. Through Banner, the Aerospace Distribution segment accounted for 55.8% of total Company sales in Fiscal 1997.

     Products
     --------

     Banner believes it is the world's largest independent stocking distributor of aircraft hardware, including bearings, nuts, bolts, screws, rivets and other types of fasteners that are used on aircraft. Banner purchases its inventory of hardware principally from manufacturers. An extensive inventory of products and a quick response time are essential in providing service to its customers. Another key factor in selling to its customers is Banner's ability to maintain a system that provides traceable parts back to the manufacturer.

     Products of the Aerospace Distribution segment are divided into three groups: hardware, rotables and engines. Hardware includes bearings, nuts, bolts, screws, rivets and other types of fasteners. Rotables include flight data recorders, radar and navigation systems, instruments, landing gear and hydraulic and electrical components. Engines include jet engines and engine parts for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. Banner provides a number of services such as immediate shipment of parts in aircraft-on-ground situations. The Aerospace Distribution segment also provides products to OEMs in the aerospace industry under just-in-time and inventory management programs. Banner also buys and sells commercial aircraft from time to time.

     Hardware is purchased new from manufacturers, but may also be purchased from other distributors. Hardware is sold only in new condition. Rotable parts are sometimes purchased as new parts, but are generally purchased as used parts which are then overhauled for the Company by outside contractors, including the original manufacturers and FAA-licensed facilities. Rotables are sold in a variety of conditions such as new, overhauled, serviceable and "as is". Rotables may also be exchanged instead of sold. An exchange occurs when an overhauled aircraft part in inventory is exchanged for a used part from the customer and the customer is charged an exchange fee plus the actual cost to overhaul the part. Engines and engine components are sold "as is", overhauled or disassembled for resale as parts.

     Sales and Markets
     -----------------

     Subsidiaries of the Aerospace Distributions segment sell their products in the United States and abroad to most of the world's commercial airlines and to air cargo carriers, as well as many OEMs, other distributors, fixed-base operators, corporate aircraft operators and other aerospace and non-aerospace companies. Approximately 70.7% of its sales are to domestic purchasers, some of whom may represent offshore users.

     The Aerospace Distributions segment markets its products and services through direct sales forces, outside representatives and, for some product lines, overseas sales offices. Sales in the aviation aftermarket depend on price, service, quality and reputation. The Aerospace Distribution segment's business does not experience significant seasonal fluctuations nor depend on a single customer. No single customer accounts for more than 10% of the Company's consolidated revenue.

     Competition
     -----------

     The hardware product group competes with OEMs such as Boeing, which supports the fleet of Boeing-produced aircraft; fastener manufacturers, as well as independent distributors such as Wesco Aircraft Hardware Corp., M&M Aerospace Hardware, Tri-Star Aerospace, Inc. and many other large and small companies. Banner believes it generally has a price advantage over manufacturers in the smaller quantities that it usually deals, and can generally provide more expeditious service. In the rotable group, the major competitors are AAR Corp., Air Ground Equipment Services ("AGES"), Aviation Sales Company, The Memphis Group and other large and small companies in a very fragmented industry. The major competitors for Banner's engine group are OEMs such as General Electric Company and Pratt and Whitney, as well as the engine parts division of AAR Corp., AGES, and many smaller companies.

Technology Products
-------------------

     Acquired by the Company in June 1994, Fairchild Technologies ("FT") is a global organization that manufactures, markets and services capital equipment for recordable compact disc ("CD-R") and advanced semiconductor manufacturing. FT's products are used worldwide to produce CD-Rs, CDs and CD-ROMs, as well as integrated circuits for the data processing, communications, transportation, automotive and consumer electronic industries, as well as for the military.

     Products
     --------

     FT is a leader in microlithography manufacturing in Europe and has four product lines, the first being equipment for wafer microlithography processing. This includes the mainstay Series 6000 Flexible Wafer Process Line, consisting of lithographic processing systems with flexible material flow, modular design and high throughput, and the recently designed Falcon Modular Microlithography System for 0.25 micron (65/256 Mbit DRAM) device manufacturing. The Falcon system has a fully modular design and is expandable to accommodate expected technological advancements and specific customer configurations.

     FT has combined new and proven technology and a number of leading edge components and systems in compact disc processing to recently develop its Compact Disc Recordable ("CD-R10X") manufacturing system. The CD-R10X system is a state of the art design for producing cost effective recordable CDs by combining a high quality injection molding machine with scanning, inspection, and pneumatic handling systems.

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



     Sales and Markets
     -----------------

     With a strong base of controls/clean room technology and software/services engineering, FT is able to provide systems with multiple modular designs for a variety of customer applications. Today, more than 1,000 FT wafer production systems are in operation worldwide. Approximately 60% of the Company's Fiscal 1997 business was derived from wafer related products and services. The remaining 40% was divided between LCD and CD related systems, products, and services. Major customers in the wafer product line include Motorola, Samsung, Siemens, GEC Plessey, Texas Instruments, National Semiconductor, Macronix, and Erso. Other major customers include Philips and Litton for the LCD product line, Sonopress (Bertelsmann), and Krauss Maffei for the CD product line and Hyundai, NEC and Canon for the photomask product line. Approximately 76.3% of FT's sales were to foreign customers.

     Manufacturing and Production
     ----------------------------

     FT has two manufacturing facilities consisting of Fairchild Technologies GmbH, located in Vaihingen, Germany and Fairchild Technologies USA, Inc. located in Fremont, California.

     Competition
     -----------

     The wafer product line compete with Tokyo Electron, Dai Nippon Screen and the Silicon Valley Group. Competitors in the CD product line consist of Robi Systems, Leybold and Marubeni. Competition in the photomask product line is provided by Mitsubishi Toyo, Tasmo and Solid State Equipment.

Communication Services
----------------------

     On March 13, 1996, the Company's Fairchild Communications Services Company ("FCSC") was merged with STI. As a result of the Merger, the Company is accounting for its investment in STFI using the equity method. Prior to March 13, 1996, the Company consolidated the results of FCSC.

Other Operations
----------------

     Other operations consists primarily of two distinct companies operating under the trade names Fairchild Gas Springs Division ("Gas Springs") and Fairchild Scandinavian Bellyloading Company ("SBC").

     A Fiscal 1995 start-up operation, Gas Springs manufactures gas load springs and other devices used in raising, lowering or moving of heavy loads. Its products have numerous consumer and industrial applications, including in fitness equipment, sunbeds, furniture, automotive, and agricultural and construction equipment.

     SBC produces a sliding carpet loading system for installation in the cargo area of commercial aircraft. SBC was recently sold (see Note 2 in Item 8, "Financial Statements and Supplementary Data").

Foreign Operations
------------------

    The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total revenue of any geographic area. Export sales are made by U.S. subsidiaries and divisions to customers in non-U.S. countries, whereas foreign sales are made by the Company's non-U.S. subsidiaries. For the Company's sales results by geographic area and export sales, see Note 22 of the Company's consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Major Customers
---------------

     No single customer accounted for more than 10% of consolidated sales in any of the Company's business segments for the year ended June 30, 1997.

Backlog of Orders
-----------------

    Backlog is significant to all the Company's operations, due to long-term production requirements of its customers. The Company's backlog of orders as of June 30, 1997 in the Aerospace Fasteners segment, Aerospace Distribution segment, and Fairchild Technologies amounted to $195.7 million, $90.9 million, and $63.1 million, respectively, with a "Book-to-Bill" ratio of 1.3, 1.1, and 1.8, respectively. The Company anticipates that approximately 94.8% of the aggregate backlog at June 30, 1997 will be delivered by June 30, 1998.

Suppliers
---------

     The Company does not consider itself to be materially dependent upon any one supplier, but is dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet its commitments to its customers.

Research and Patents
--------------------

     The Company's research and development activities have included: applied research; development of new products; testing and evaluation of, and improvements to existing products; improvements in manufacturing techniques and processes; development of product innovations designed to meet government safety and environmental requirements; and development of technical services for manufacturing and marketing. The Company's sponsored research and development expenditures amounted to $7.8 million, $.1 million, and $1.0 million for the years ended June 30, 1997, 1996, and 1995, respectively. The Company owns patents relating to the design and manufacture of certain of its products and is a licensee of technology covered by the patents of other companies. The Company does not believe that any of its business segments are dependent upon any single patent.

Personnel
---------

    As of June 30, 1997, the Company had approximately 3,900 employees. Approximately 5% of these employees were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Environmental Matters
---------------------

     A discussion of Environmental Matters is included in Note 20 to the Company's Consolidated Financial Statements, included in Item 8, "Financial Statements and Supplementary Data" and is herein incorporated by reference.

ITEM 2.   PROPERTIES
--------------------

     As of June 30, 1997, the Company owned or leased properties totaling approximately 1,644,000 square feet, approximately 831,000 square feet of which was owned and 813,000 square feet was leased. The Aerospace Fasteners segment's properties consisted of approximately 632,000 square feet, with principal operating facilities of approximately 516,000 square feet concentrated in Southern California and Germany. The Aerospace Distribution segment's properties consisted of approximately 703,000 square feet, with principal operating facilities of approximately 473,000 square feet located in California, Florida, Missouri, Texas and Utah. Corporate and Other operating properties consisted of approximately 117,000 square feet, with principal operating facilities of approximately 82,000 square feet located in California and Germany. The Company owns its corporate headquarters at Washington-Dulles International Airport.

     The Company has several parcels of property which it is attempting to market, lease and/or develop, including: (i) a sixty-eight acre parcel located in Farmingdale, New York, (ii) a six acre parcel in Temple City, California, (iii) an eight acre parcel in Chatsworth, California, and (iv) several other parcels of real estate, primarily located throughout the continental United States.

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

                             Owned or   Square    Business Segment/       Primary
Location                      Leased    Footage         Group              Use
--------                     --------   -------   -----------------       -------
Torrance, California           Owned    284,000   Aerospace Fasteners     Manufacturing
Carrollton, Texas              Leased   173,000   Aerospace Distribution  Distribution
Sun Valley, California         Leased   143,000   Aerospace Distribution  Distribution
City of Industry, California   Owned    140,000   Aerospace Fasteners     Manufacturing
Chantilly, Virginia            Owned    125,000   Corporate               Office
West Valley City, Utah         Owned     81,000   Aerospace Distribution  Distribution
Suffield, Connecticut          Owned     66,000   Aerospace Distribution  Distribution
Lakeland, Florida              Leased    65,000   Aerospace Distribution  Distribution
Ft. Lauderdale, Florida        Leased    57,000   Aerospace Distribution  Distribution
El Segundo, California         Leased    51,000   Aerospace Distribution  Distribution
Santa Ana, California          Owned     50,000   Aerospace Fasteners     Manufacturing
Earth City, Missouri           Leased    50,000   Aerospace Distribution  Distribution
Vaihingen Germany              Leased    49,000   Technology Products     Manufacturing
Kelkheim, Germany              Leased    42,000   Aerospace Fasteners     Manufacturing
Fremont, California            Leased    31,000   Technology Products     Manufacturing

     Information concerning long-term rental obligations of the Company at June 30, 1997, is set forth in Note 19 to the Company's consolidated financial statements, included in Item 8, "Financial Statements and Supplementary Data", and is incorporated herein by reference.



ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     A discussion of legal proceedings is included in Note 20 to the Company's Consolidated Financial Statements, included in Item 8, "Financial Statements and Supplementary Data" and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------

     None.
                                  PART II
                                  -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
----------------------------------------------------------------------
         MATTERS
         -------

(a)  Market Information

     The Company's Class A Common Stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol FA. The Company's Class B Common Stock is not listed on any exchange and is not publicly traded. Class B Common Stock can be converted to Class A Common Stock at any time.

     Information regarding the quarterly price range of the Company's Class A Common Stock is incorporated herein by reference from Note 23 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

(b)  Holders

     The Company had approximately 1,300 and 66 record holders of its Class A and Class B Common Stock, respectively, at September 11, 1997.

(c)  Dividends

     The Company's current policy is to retain earnings to support the growth of its present operations and to reduce its outstanding debt. Any future payment of dividends will be determined at the discretion of the Company's Board of Directors and will depend on the Company's financial condition, results of operations and restrictive covenants from the Company's indentures and credit agreements. At June 30, 1997, the Company is restricted from paying dividends. (See Note 10 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data).

(d)     Sale of Unregistered Securities

     On April 25, 1997, the Company issued warrants to purchase 100,000 shares of Class A Common Stock, at $12.25 per share, to Dunstan Ltd. as incentive remuneration for the performance of certain investment banking services. The warrants are earned on a pro-rata basis over a six-month period ending October 31, 1997. The warrants become exercisable on November 1, 1997 and expire on November 8, 2000. The warrants were sold in reliance of the private placement exemptions under Section 4(2) of the Act.

     Stinbes Limited (an affiliate of Jeffrey Steiner) holds a warrant (originally acquired by Stinbes Limited on January 4, 1989) to purchase 375,000 shares of Class A or Class B Common Stock, at $7.67 per share. The exercise period was due to expire on March 13, 1997. Effective as of February 21, 1997, the Company approved a continuation of the warrant, with the following modifications: (i) the exercise period was extended to March 13, 2002, (ii) the exercise price was increased by two tenths of one cent ($.002) for each day subsequent to March 13, 1997, but fixed at $7.80 per share after June 30, 1997, and (iii) the exercise period was modified to provide that the warrant may not be exercised except within the following window periods: (a) within 365 days after the merger of STFI with AT&T Corporation, MCI Communications, Worldcom Inc., Tel-Save Holdings,
Inc., or Teleport Communications Group Inc., (b) within 365 days after a change of control of the Company, as defined in the FHC Credit Agreement, or (c) within 365 days after a change of control of Banner, as defined in the Banner Credit Agreement. In no event may the warrant be exercised after March 13, 2002.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Five-Year Financial Summary
(In thousands, except per share data)
For the years ended June 30,            1997       1996        1995        1994        1993
---------------------------         ----------  ----------  ----------  ----------  ---------
Summary of Operations:
  Net sales........................ $  738,460  $  500,810  $  365,550  $  277,646  $315,118
  Gross profit.....................    205,123     116,891      65,703      50,281    62,241
  Operating income (loss)..........     30,517       5,445     (13,419)    (30,362)  (14,907)
  Net interest expense.............     47,798      59,040      67,716      69,676    70,338
  Earnings (loss) from continuing
    operations.....................      1,331     137,370     (47,914)     13,594   (54,930)
  Earnings (loss) per share from
    continuing operations:
      Primary......................        .08        8.28       (2.97)        .84     (3.41)
      Fully diluted................        .08        8.03       (2.97)        .84     (3.41)
Balance Sheet Data:
  Total assets..................... $1,067,333  $1,009,938  $  850,294  $  866,621  $941,675
  Long-term debt, less current
    maturities.....................    416,922     368,589     509,715     522,406   566,491
  Redeemable preferred stock of
    subsidiary.....................       --          --        16,342      17,552    17,732
  Stockholders' equity.............    229,625     231,168      40,180      69,494    53,754
    per outstanding common share...      13.81       14.10        2.50        4.32      3.34

     The results of Banner Aerospace, Inc. are included in the periods since February 25, 1996, when Banner became a majority-owned subsidiary. Prior to February 25, 1996, the Company's investment in Banner was accounted for using the equity method. The nonrecurring gain resulting from the merger of Fairchild Communications Services Company into Shared Technologies Inc. is included in the Fiscal 1996 results. Fiscal 1994 includes the gain on the sale of Rexnord Corporation stock. These transactions materially affect the comparability of the information reflected in the selected financial data.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
------------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

     The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. On November 15, 1990, the Company changed its name from Banner Industries, Inc. to The Fairchild Corpration. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the owner of 100% of Fairchild Holding Corp. ("FHC") and the majority owner of Banner Aerospace, Inc. ("Banner"). The Company's principal operations are conducted through RHI and FHC. The Company also holds significant equity interests in Shared Technologies Fairchild Inc. ("STFI") and Nacanco Paketleme ("Nacanco").

CAUTIONARY STATEMENT

     Certain statements in the financial discussion and analysis by management contain forward-looking information that involves risk and uncertainty, including current trend information, projections for deliveries, backlog, and other trend projections. Actual future results may differ materially depending on a variety of factors, including product demand; performance issues with key suppliers; customer satisfaction and qualification issues; labor disputes; governmental export and import policies; worldwide political stability and economic growth; and legal proceedings.

RECENT DEVELOPMENTS AND SIGNIFICANT BUSINESS COMBINATIONS

     In January 1997, Banner, through its subsidiary, Dallas Aerospace, Inc., acquired PB Herndon Company ("PB Herndon") in a business combination accounted for as a purchase. PB Herndon is a distributor of specialty fastener lines and similar aerospace related components. The total cost of the acquisition was $16.0 million, which exceeded the fair value of the net assets of PB Herndon by approximately $3.5 million. The excess is being amortized using the straight-line method over 40 years.

     In February 1997, the Company completed a transaction (the "Simmonds Acquisition") pursuant to which the Company acquired common shares and convertible debt representing an 84.2% interest, on a fully diluted basis, of Simmonds S.A. ("Simmonds"). The Company initiated a tender offer to purchase the remaining shares and convertible debt held by the public. By Fiscal year-end, the Company had purchased, or placed sufficient cash in escrow to purchase, all the remaining shares and convertible debt of Simmonds. The total purchase price of Simmonds, including the assumption of debt, was approximately $62.0 million, which the Company funded with available cash. The Company recorded approximately $13.0 million in goodwill as a result of this acquisition. Simmonds is one of Europe's leading manufacturers and distributors of aerospace and automotive fasteners.

     On June 30, 1997, the Company sold all the patents of Fairchild Scandinavian Bellyloading Company ("SBC") to Teleflex Incorporated ("Teleflex") for $5.0 million, and immediately thereafter sold all the stock of SBC to a wholly-owned subsidiary of Teleflex for $2.0 million. The Company may also receive an additional amount of up to $7.0 million based on future net sales of the patented products and services. In Fiscal 1997, the Company recorded a $2.5 million nonrecurring gain as a result of these transactions.

     The Company, RHI and Fairchild Industries, Inc. ("FII"), the Company's former subsidiary, entered into an Agreement and Plan of Merger dated as of November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company ("FCSC"). The transaction was effected by a Merger of FII with and into STI (the "Merger") with the surviving company renamed STFI. Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by FHC, except for the assets and liabilities of FCSC, and $223.5 million of FII's existing debt and preferred stock. As a result of the Merger, the Company received shares of Common Stock and Preferred Stock of STFI, representing approximately a 41% ownership interest in STFI.

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

     Accordingly, DME and Data have been accounted for as discontinued operations. The combined net sales of DME and Data totaled $108.1 million (through January 26, 1996) and $180.8 million for Fiscal 1995. Net earnings from discontinued operations were $9.2 million (through January 26, 1996) and $14.0 million for Fiscal 1995.

     Effective February 25, 1996, the Company completed the transfer of Harco to Banner in exchange for 5,386,477 shares of Banner common stock. The exchange has increased the Company's ownership of Banner common stock from approximately 47.2% to 59.3%, resulting in the Company becoming the majority shareholder of Banner. Accordingly, the Company has consolidated the results of Banner since February 25, 1996. In June 1997, the Company purchased $28.0 million of newly issued Series A Convertible Paid-in-Kind Preferred Stock of Banner. The Company now controls 64.0% of Banner's voting stock. Banner is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services.

RESULTS OF OPERATIONS

     The Company currently reports in two principal business segments:
Aerospace Fasteners and Aerospace Distribution. The Company consolidated pre March 13, 1996 operating results from the Communications Services segment and, effective February 25, 1996, began to consolidate the operating results of the Aerospace Distribution segment. The results of Fairchild Technologies ("FT"), together with the results of Gas Springs and SBC are included in Corporate and Other. The following table illustrates the historical sales and operating income of the Company's operations for the past three years.

                                         For the years ended June 30,
(In thousands)                         --------------------------------
                                         1997        1996        1995
                                       --------    --------    --------
Sales by Segment:
  Aerospace Fasteners...............   $269,026    $218,059    $215,364
  Aerospace Distribution (a)........    411,765     129,973        --
  Communications Services (b).......       --        91,290     108,710
  Corporate and Other(e)............     72,882      67,330      41,476
  Eliminations (c)..................    (15,213)     (5,842)       --
                                        -------     -------     -------
Sales...............................   $738,460    $500,810    $365,550
                                        =======     =======     =======
Operating Income (Loss) by Segment:
  Aerospace Fasteners (d)...........   $ 17,390    $    135    $(11,497)
  Aerospace Distribution (a)........     30,891       5,625        --
  Communications Services (b).......       --        14,561      18,498
  Corporate and Other (e)...........    (17,764)    (14,876)    (20,420)
                                        -------     -------     -------
Operating income (loss).............   $ 30,517    $  5,445    $(13,419)
                                        =======     =======     =======

(a) Effective February 25, 1996, the Company became the majority shareholder of Banner Aerospace, Inc. and, accordingly, began consolidating their results as of that date.

(b) Effective March 13, 1996, the Company began recording its investment in the Communications Services segment using the equity method.

c) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.

(d) Includes restructuring charges of $2.3 million in Fiscal 1996.

(e) Includes sales from Fairchild Technologies of $57.7 million, $60.3 million, and $38.0 million in 1997, 1996 and 1995, respectively, and gross margin from Fairchild Technologies of $23.8 million, $20.8 million, and $11.1 million, respectively.

     The following unaudited pro forma table illustrates sales and operating income of the Company's operations by segment, on a pro forma basis, as if the Company had operated in a consistent manner for the past three years. The pro forma results are based on the historical financial statements of the Company, FCSC and Banner, giving effect as though (i) the Merger of FCSC,
(ii) the transfer of Harco from the Aerospace Fasteners Segment to the Aerospace distribution segment, and (iii) the consolidation of Banner, had been in effect since the beginning of each period. The pro forma information is not necessarily indicative of the results of operations that would actually have occurred if the transactions had been in effect since the beginning of each period, nor is it necessarily indicative of future results of the Company.

                                         For the years ended June 30,
(In thousands)                         --------------------------------
                                         1997        1996        1995
                                       --------    --------    --------
Pro Forma Sales by Segment:
  Aerospace Fasteners (a)...........   $269,026    $197,099    $190,287
  Aerospace Distribution............    411,765     342,483     255,722
  Corporate and Other...............     72,882      67,330      41,476
  Eliminations......................    (15,213)     (9,505)     (5,494)
                                        -------     -------     -------
                                       $738,460    $597,407    $481,991
                                        =======     =======     =======
Pro Forma Operating Income (Loss)
  by Segment:
  Aerospace Fasteners (a)...........   $ 17,390    $ (2,639)   $(15,736)
  Aerospace Distribution ...........     30,891      17,455       9,349
  Corporate and Other...............    (17,764)    (14,876)    (20,420)
                                        -------     -------     -------
Operating income (loss).............   $ 30,517    $    (60)   $(26,807)
                                        =======     =======     =======

(a) Fiscal 1997 results include sales of $27.2 million and operating income of $1.2 million provided by Simmonds since its acquisition in February 1997.

Consolidated Results
--------------------

     Net sales of $738.5 million in Fiscal 1997 improved significantly by $237.7 million, or 47.5%, compared to sales of $500.8 million in Fiscal 1996. Sales growth was stimulated by the resurgent commercial aerospace industry, together with the effects of several strategic business combinations over the past 18 months. Net sales in Fiscal 1996 were up 37.0% from Fiscal 1995 reflecting strong sales performances from the Aerospace Fasteners segment and FT, included in the Corporate and Other business segment, and the inclusion of four months of sales from the Aerospace Distribution segment. On a pro forma basis, net sales increased 23.6% and 23.9% in Fiscal 1997 and 1996, respectively, as compared to the previous Fiscal periods.

     Gross Margin as a percentage of sales was 27.8%, 23.3%, and 18.0% in Fiscal 1997, 1996, and 1995, respectively. The increase in the current year was attributable to higher revenues combined with continued productivity improvements achieved during Fiscal 1997. The increase in Fiscal 1996 compared to Fiscal 1995 was due to consolidation of plants, elimination of product lines, substantial downsizing and new productivity programs put in place.

     Selling, General & Administrative expense as a percentage of sales was 21.8%, 21.0%, and 20.5% in Fiscal 1997, 1996, and 1995, respectively. The increase in the current year was attributable primarily to the increase in
selling and marketing costs incurred to support the increase in sales.   The
decrease in Fiscal 1996 compared to Fiscal 1995 was due primarily to the positive results obtained from restructuring and downsizing programs put in place earlier.

     Operating income of $30.5 million in Fiscal 1997 increased $25.1 million, or 461%, compared to operating income of $5.4 million in Fiscal 1996. The increase in operating income was due primarily to the current year's growth in sales and increased operational efficiencies. Operating income in Fiscal 1996 improved by $18.9 million over Fiscal 1995 due primarily to improved cost efficiencies applied in the Aerospace Fasteners segment and the sales increase from FT in the Corporate and Other business segment. On a pro forma basis, operating income increased $30.6 million in Fiscal 1997, as compared to Fiscal 1996, and $26.7 million in Fiscal 1996, as compared to Fiscal 1995.

     Net interest expense decreased 19.0% in Fiscal 1997 compared to Fiscal 1996, and decreased 12.8% in Fiscal 1996 compared to Fiscal 1995. The decreases are due to lower borrowings as a result of the sale of DME and the Merger, both of which significantly reduced the Company's total debt.

     Investment income, net, was $6.7 million, $4.6 million and $5.7 million in Fiscal 1997, 1996, and 1995, respectively. The 45.4% increase in Fiscal 1997 is due primarily to realized gains from the sale of investments in Fiscal 1997. The 19.8% decrease in Fiscal 1996 resulted from losses realized on the write-off of two foreign investments.

     Equity in earnings of affiliates increased $2.9 million in Fiscal 1997, compared to Fiscal 1996, and increased $3.3 million in Fiscal 1996, compared to Fiscal 1995. The current year's increase is attributable to the amortization of undervalued investments in STFI as a result of the Merger. The prior year's increase was due primarily to higher earnings from Nacanco, which improved the Company's equity in earnings by $2.6 million.

     Nonrecurring income in Fiscal 1997 includes the $2.5 million gain from the sale of SBC. Nonrecurring income in Fiscal 1996 includes a $163.1 million nontaxable gain resulting from the Merger.

     Income Taxes included a $5.2 million tax benefit in Fiscal 1997 on a pre-tax loss of $3.9 million from continuing operations. The tax benefit was due primarily to reversing Federal income taxes previously provided due to a change in the estimate of the required tax accruals. In Fiscal 1996, the tax benefit from the loss from continuing operations, excluding the nontaxable nonrecurring gain, was $22.1 million.

     Earnings from discontinued operations, net, include the earnings, net of tax, from DME and Data in Fiscal 1996 and 1995.

     The $53.6 million gain on disposal of discontinued operations resulted primarily from the sale of DME to CMI in Fiscal 1996.

     Extraordinary items, net, resulted from premiums paid for, and redemption costs and consent fees associated with, the retirement of the Senior Notes and the write off of deferred loan fees, related primarily to Senior Notes and bank debt extinguished prior to maturity. This totaled $10.4 million, net of a tax benefit, in Fiscal 1996.

     Net earnings in Fiscal 1997, compared to Fiscal 1996, after excluding the nonrecurring merger gain of $163.1 million and the $53.6 million gain on sale of discontinued operations in 1996, improved $28.3 million, reflecting a $25.1 million improvement in operating profit. The net earnings increased $223.5 million in Fiscal 1996, compared to Fiscal 1995, due primarily to the $163.1 million nonrecurring pre-tax gain recorded from the Merger, and the $53.6 million gain, net of tax, from the sale of discontinued operations.

Segment Results
---------------

Aerospace Fasteners Segment
---------------------------

     Sales in the Aerospace Fasteners segment increased by $51.0 million to $269.0 million, up 23.4% in Fiscal 1997, compared to the Fiscal 1996 period, reflecting significant growth in the commercial aerospace industry combined with the Simmonds acquisition. New orders have been strong in recent months resulting in a backlog of $195.7 million at June 30, 1997, up from $109.9 million at June 30, 1996. Sales increased slightly in Fiscal 1996 compared to Fiscal 1995. The Harco division was transferred to the Aerospace Distribution segment on February 25, 1996. On a pro forma basis, excluding Harco's sales, sales increased 36.5% in Fiscal 1997, compared to Fiscal 1996 and 3.6% in Fiscal 1996, compared to Fiscal 1995.

     Operating income improved from breakeven to $17.4 million during Fiscal 1997, compared to Fiscal 1996. This improvement was achieved as a result of accelerated growth in the commercial aerospace industry, particularly in the second half of the year. Certain efficiencies achieved during Fiscal 1997 continued to have positive effects on operating income. Operating income was positive in the Aerospace Fasteners segment, which was an $11.6 million improvement in the Fiscal 1996 period over the corresponding Fiscal 1995 period. During Fiscal 1996, operating losses decreased significantly in the Aerospace Fasteners segment, due primarily to the cost of management changes, consolidation of plants, eliminating unprofitable product lines, pricing adjustments, substantial work force downsizing and new productivity, quality and marketing programs. A restructuring charge of $2.3 million was recorded in Fiscal 1996, primarily for severance pay to employees terminated as a result of further downsizing. On a pro forma basis, excluding Harco, operating income increased $20.0 million in Fiscal 1997, as compared to Fiscal 1996, and $13.1 million in Fiscal 1996, as compared to Fiscal 1995.

Aerospace Distribution Segment
------------------------------
     Aerospace Distribution sales were up $281.8 million and operating income was up $25.3 million, primarily the result of reporting twelve months in Fiscal 1997 versus four months in Fiscal 1996. On a twelve-month pro forma basis sales were up $69.3 million, or 20.2%, and operating income was up $13.4 million, or 77.0%. Sales increases in all three groups, hardware, rotables and engines contributed to these strong results. This segment has benefited from the extended service lives of existing aircraft, growth from acquisitions and internal growth, which has increased market share.

     In Fiscal 1996, as a result of the transfer of Harco to Banner effective February 25, 1996, the Company recorded four months of sales and operating income of Banner, including Harco as part of the Aerospace Distribution segment. This segment reported $130.0 million in sales and $5.6 million in operating income for this four-month period ended June 30, 1996. In Fiscal 1996, the first eight months of Harco's sales and operating income were included in the Aerospace Fasteners segment.

Communications Services Segment
-------------------------------

     As a result of the Merger of the Communications Services segment on March 13, 1996, the Company is accounting for its current investment in STFI, the merged company, using the equity method. Sales of $91.3 million were reported for the Communications Services segment in Fiscal 1996 for 8 1/2 months, compared to a full 12 months sales of $108.7 million in Fiscal 1995. Operating income of $14.6 million was reported for the Communications Services segment in Fiscal 1996 for the 8 1/2 months prior to the Merger, as compared to $18.5 million in Fiscal 1995.

Corporate and Other
-------------------

     The Corporate and Other segment includes Fairchild Technologies, Camloc Gas Springs Division and Fairchild Scandinavian Bellyloading Co. AB (SBC) (formerly the Technology Products segment). Sales were up at SBC and stable at the other operations. The group reported an increase in sales of 8.2% in Fiscal 1997, as compared to Fiscal 1996, and 62.3% in Fiscal 1996, as compared to Fiscal 1995. Operating loss increased by $2.9 million in Fiscal 1997, compared to Fiscal 1996. Operating income increased $5.5 million in Fiscal 1996, as compared to Fiscal 1995. SBC was sold at Fiscal 1997 year-end. Over the past three years, corporate administrative expense as a percentage of sales has decreased from 3.6% in 1995 to 2.9% in 1996 to 2.2% in 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1997, was $346.1 million, which was $6.7 million lower than at June 30, 1996. The principal reasons for this change included a $175.5 million decrease in cash, investments and notes receivable, offset by a $71.6 million increase in inventory, a $69.5 million increase in accounts receivable, a $14.4 million increase in prepaid and other current assets, and a $13.3 million decrease in current liabilities.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities. Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, and litigation settlements and related costs. The Company expects that cash on hand, cash generated from operations, and cash from borrowings and asset sales will be adequate to satisfy cash requirements.

     The Company maintains credit agreements with a consortium of banks, which provide revolving credit facilities to RHI, FHC and Banner, and term loans to Banner. At June 30, 1997, $54 million was available to be borrowed from the Company's credit agreements. As of June 30, 1997, the Company and Banner were in compliance with all covenants under their respective credit agreements. The Company's management intends to take appropriate action to refinance portions of its debt, if necessary, to meet cash requirements. On July 18, 1997, the FHC Credit Agreement was restructured to provide FHC with a $150 million senior credit facility consisting of (i) up to $75 million in revolving loans, with a letter of credit sub-facility of $12 million, and (ii) a $75 million term loan. (See Note 10 in Item 8, Financial Statements and Supplementary Data).

     The Company also expects to generate cash from the sale of certain assets and liquidation of investments. At June 30, 1997, net assets held for sale had a carrying value of $26.1 million and included two parcels of real estate in California, two landfill limited partnership projects in Pennsylvania, a real estate joint venture in California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to market conditions or, with respect to certain of the parcels, the resolution of environmental matters. The Company has reclassified its Farmingdale property, with a book value of $28.9 million, from net assets held for sale to other assets as the Company has established and pursued a plan to develop this property as commercial real estate.

     Property, plant and equipment increased $40.8 million from June 30, 1996, primarily as a result of the Simmonds Acquisition. Goodwill increased by $14.6 million as a result of the Company's acquisitions in the current Fiscal year.

     On July 16, 1997, STFI entered into a definitive merger agreement (the "STFI/Tel-Save Merger") with Tel-Save Holdings, Inc. ("Tel-Save"), pursuant to which Tel-Save will acquire STFI in a business combination accounted for as a pooling of interests. Upon consummation of the STFI/Tel-Save Merger, the Company will receive shares of Tel-Save's common stock, in exchange for its shares of STFI common stock and STFI cumulative convertible preferred stock, as well as approximately $22.0 million cash in redemption of its shares of STFI special preferred stock. As a result of the transaction, the Company will recognize an estimated gain in excess of $100 million. (See Note 24 in Item 8, "Financial Statements and Supplementary Data").

     Management believes it has successfully restructured and repositioned the Company from a diversified industrial company to a focused Aerospace Industry player. As worldwide airlines and aircraft manufacturers increase capacity to meet demand, the Company plans to benefit through internal growth, external growth, and improved productivity. This bodes well for additional improvement of the Company's net income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 ("SOP 96-1") "Environmental Remediation Liabilities". SOP 96-1 provides authoritative guidance on specific accounting issues related to the recognition, measurement, and display and disclosure of environmental remediation liabilities. The Company is required to implement SOP 96-1 in Fiscal 1998. The Company's present policy is similar to the policy prescribed by SOP 96-1, therefore, there will be no effect from implementation.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued two pronouncements, Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share", and Statement of Financial Accounting Standards No. 129 ("SFAS 129") "Disclosure of Information about Capital Structure". SFAS 128 establishes accounting standards for computing and presenting earnings per share ("EPS"). SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. Results from the calculation of simple and diluted earnings per share, as prescribed by SFAS 128, would not be materially different from the calculations for primary and fully diluted earnings per share for years ending June 30, 1997 and June 30, 1996. SFAS 129 establishes standards for disclosure of information about the Company's capital structure and becomes effective for periods ending after December 15, 1997.

     In June 1997, FASB issued two pronouncements, Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report certain information about its operating segments in annual and interim financial reports. The Company will adopt SFAS 130 and SFAS 131 in Fiscal 1998.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The following consolidated financial statements of the Company and the report of the Company's independent public accountants with respect thereto, are set forth below.


                                                                     Page
                                                                     ----

     Consolidated Balance Sheets as of June 30, 1997 and 1996......   26

     Consolidated Statements of Earnings For The Three Years Ended
     June 30, 1997, 1996, and 1995.................................   28

     Consolidated Statements of Stockholders' Equity For The Three
     Years Ended June 30, 1997, 1996, and 1995.....................   30

     Consolidated Statements of Cash Flows For The Three Years
     Ended June 30, 1997, 1996, and 1995...........................   31

     Notes to Consolidated Financial Statements....................   32

     Report of Independent Public Accountants......................   65

     Supplementary data regarding "Quarterly Financial Information (Unaudited)" is set forth under Item 8 in Note 23 to Consolidated Financial Statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  June 30,        June 30,
ASSETS                                              1997            1996
------                                            --------        --------
Current Assets:
Cash and cash equivalents.....................   $  19,420      $   39,649
  (of which $4,839 and $8,224 is restricted)
Short-term investments........................      25,647          10,498
Accounts receivable-trade, less allowances
  of $8,103 and $6,327........................     168,163          98,694
Notes receivable..............................        --           170,384
Inventories:
   Finished goods.............................     297,223         236,263
   Work-in-process............................      26,887          16,294
   Raw materials..............................      18,626          18,586
                                                 ---------       ---------
                                                   342,736         271,143

Prepaid expenses and other current assets.....      33,631          19,275
                                                 ---------       ---------
Total Current Assets..........................     589,597         609,643

Property, plant and equipment, net............     128,712          87,956

Net assets held for sale......................      26,147          45,405
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization of
 $36,672 and $31,912..........................     154,808         140,201
Investments and advances, affiliated companies      55,678          53,471
Deferred loan costs...........................       9,252           7,825
Prepaid pension assets........................      59,742          57,660
Long-term investments.........................       4,120             585
Notes receivable and other assets.............      39,277           7,192
                                                 ---------       ---------
Total Assets..................................  $1,067,333      $1,009,938
                                                 =========       =========





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                                  June 30,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1997            1996
------------------------------------              --------        --------
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................   $   47,422      $   84,892
Accounts payable.............................       84,953          65,478
Accrued salaries, wages and commissions......       19,166          17,367
Accrued insurance............................       15,397          16,340
Accrued interest.............................       16,011          10,748
Other........................................       54,625          37,302
Income taxes.................................        5,881          24,635
                                                 ---------       ---------
Total Current Liabilities....................      243,455         256,762

Long-term debt...............................      416,922         368,589
Other long-term liabilities..................       23,622          18,605
Retiree health care liabilities..............       43,387          44,452
Noncurrent income taxes......................       42,013          31,737
Minority interest in subsidiaries............       68,309          58,625
                                                 ---------       ---------
Total Liabilities............................      837,708         778,770

Stockholders' Equity:
Class A common stock, 10 cents par value;
  authorized 40,000,000 shares, 20,233,879,
  (19,997,756 in 1996) shares issued, and
  13,992,283 (13,756,160 in 1996) shares
  outstanding................................        2,023           2,000
Class B common stock, 10 cents par value;
  authorized 20,000,000 shares, 2,632,516
  shares issued and outstanding (2,633,704 in
  1996)......................................          263             263
Paid-in capital..............................       71,015          69,366
Retained earnings............................      209,949         208,618
Cumulative translation adjustment............       (1,860)          2,760
Net unrealized holding loss on available-for-
  sale securities............................          (46)           (120)
Treasury stock, at cost, 6,241,596 shares of
  Class A common stock.......................      (51,719)        (51,719)
                                                 ---------       ---------
Total Stockholders' Equity...................      229,625         231,168
                                                 ---------       ---------
Total Liabilities and Stockholders' Equity...   $1,067,333      $1,009,938
                                                 =========       =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                                   For the Years Ended June 30,
                                                 --------------------------------
                                                   1997        1996        1995
                                                 --------    --------    --------
Revenue:
  Net sales of products......................    $738,460    $445,990    $287,817
  Revenues from services.....................        --        54,820      77,733
  Other income (expense).....................        (658)        635       1,169
                                                  -------     -------     -------
                                                  737,802     501,445     366,719
Costs and expenses:
  Cost of goods sold.........................     533,337     344,914     245,094
  Cost of services...........................        --        39,005      54,753
  Selling, general & administrative..........     161,309     104,981      74,797
  Research and development...................       7,807          94         974
  Amortization of goodwill...................       4,832       4,687       4,520
  Restructuring..............................        --         2,319        --
                                                  -------     -------     -------
                                                  707,285     496,000     380,138

Operating income (loss)......................      30,517       5,445     (13,419)

Interest expense.............................      52,493      67,112      71,087
Interest income..............................      (4,695)     (8,072)     (3,371)
                                                  -------     -------     -------
Net interest expense.........................      47,798      59,040      67,716

Investment income, net.......................       6,651       4,575       5,705
Equity in earnings of affiliates.............       7,747       4,871       1,607
Minority interest............................      (3,514)     (1,952)     (2,293)
                                                  -------     -------     -------
Loss from continuing operations before
  nonrecurring income and taxes..............      (6,397)    (46,101)    (76,116)
Nonrecurring income..........................       2,528     161,406        --
                                                  -------     -------     -------
Earnings (loss) from continuing
  operations before taxes....................      (3,869)    115,305     (76,116)
Income tax benefit...........................       5,200      22,065      28,202
                                                  -------     -------     -------
Earnings (loss) from continuing operations...       1,331     137,370     (47,914)
Earnings from discontinued operations, net...        --         9,186      13,994
Gain (loss) on disposal of discontinued
  operations, net............................        --        53,586        (259)
                                                  -------     -------     -------
Earnings (loss) before extraordinary items...       1,331     200,142     (34,179)
Extraordinary items, net.....................        --       (10,436)        355
                                                  -------     -------     -------
Net earnings (loss)..........................    $  1,331    $189,706    $(33,824)
                                                  =======     =======     =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                              For the Years Ended June 30,
                                            --------------------------------
                                              1997        1996        1995
                                            --------    --------    --------
Primary Earnings (Loss) Per Share:
  Earnings (loss) from continuing
    operations...........................   $   .08     $  8.28     $ (2.97)
  Earnings from discontinued operations,
    net..................................       --          .55         .87
  Gain (loss) on disposal of discontinued
    operations, net......................       --         3.23        (.02)
                                             -------     -------     -------
  Earnings (loss) before extraordinary
    items................................       .08       12.06       (2.12)
  Extraordinary items, net...............       --         (.63)        .02
                                             -------     -------     -------
  Net earnings (loss) per share..........   $   .08     $ 11.43    $  (2.10)
                                             =======     =======     =======

Fully Diluted Earnings (Loss) Per Share:
  Earnings (loss) from continuing
    operations...........................   $   .08     $  8.03    $  (2.97)
  Earnings from discontinued operations,
    net..................................       --          .54         .87
  Gain (loss) on disposal of discontinued
    operations, net......................       --         3.13        (.02)
                                             -------     -------     -------
  Earnings (loss) before extraordinary
    items................................       .08       11.70       (2.12)
  Extraordinary items, net...............       --         (.61)        .02
                                             -------     -------     -------
  Net earnings (loss) per share..........   $   .08     $ 11.09    $  (2.10)
                                             =======     =======     =======

Weighted Average Number of Shares used
  in Computing Earnings Per Share:
Primary..................................    17,230      16,600      16,103
Fully diluted............................    17,321      17,100      16,103




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)
                      Class A  Class B                 Cumulative
                       Common  Common Paid-in Retained Translation Treasury
                        Stock  Stock  Capital Earnings Adjustment  Stock     Other    Total
                        -----  -----  ------- -------- ----------- -------   ------  -------
Balance, July 1, 1994  $1,965 $ 270  $66,775 $52,736    $  872    $(51,719) $(1,405) $69,494
Net loss..............   -      -       -    (33,824)     -           -        -     (33,824)
Cumulative translation
 adjustment, net......   -      -       -       -        2,989        -        -       2,989
Gain on purchase of
 preferred stock of
 subsidiary...........   -      -        236    -         -           -        -         236
Reduction of minimum
 liability for pensions  -      -       -       -         -           -       1,405    1,405
Net unrealized holding
 loss on available-for-
 sale securities......   -      -       -       -         -           -        (120)    (120)
                        -----  ----   ------  ------    ------     -------   ------  -------
Balance, June 30, 1995  1,965   270   67,011  18,912     3,861     (51,719)    (120)  40,180
Net earnings..........   -      -       -    189,706      -           -        -     189,706
Cumulative translation
 adjustment, net......   -      -       -       -       (1,101)       -        -      (1,101)
Fair market value of
 stock warrants issued   -      -      1,148    -         -           -        -       1,148
Proceeds received from
 options exercised....     28   -      1,481    -         -           -        -       1,509
Exchange of Class B
 for Class A common
 stock................      7    (7)    -       -         -           -        -        -
Gain realized on
 retirement of
 preferred stock of
 subsidiary...........   -      -       (274)   -         -           -        -
(274)
                        -----  ----   ------  -------   ------     -------   ------   -------
Balance, June 30, 1996  2,000   263   69,366  208,618    2,760     (51,719)    (120)  231,168
Net earnings..........   -      -       -       1,331     -            -        -       1,331
Cumulative translation
 adjustment, net......   -      -       -       -       (4,620)       -        -
(4,620)
Fair market value of
 stock warrants issued   -      -        546    -         -           -        -
546
Proceeds received from
 options exercised....     23   -      1,103    -         -           -        -        1,126
Net unrealized holding
 gain on available-for-
 sale securities......   -      -       -       -         -           -          74
74
                        -----  ----   ------  -------   ------     -------   ------   -------
Balance, June 30, 1997 $2,023 $ 263  $71,015 $209,949  $(1,860)   $(51,719) $   (46) $229,625
                        =====  ====   ======  =======   ======     =======   ======   =======




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

           THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                           For the Years Ended June 30,
                                                         --------------------------------
                                                           1997        1996        1995
                                                         --------    --------    --------
Cash flows from operating activities:
Net earnings (loss)...................................  $   1,331   $ 189,706   $ (33,824)
Adjustments to reconcile net earnings (loss) to net
  cash used for operating activities:
    Depreciation and amortization.....................     25,935      29,717      31,208
    Accretion of discount on long-term liabilities....      4,963       4,686       4,773
    Net gain on the merger of subsidiaries............       --      (162,703)       --
    Net gain on the sale of discontinued operations...       --       (53,942)       --
    Extraordinary items, net of cash payments.........       --         4,501        --
    Provision for restructuring (excluding cash
      payments of $777 in 1996).......................       --         1,542        --
    (Gain) loss on sale of property, plant and
      equipment.......................................        (72)         (9)        655
    Undistributed earnings of affiliates..............     (1,055)     (3,857)       (500)
    Minority interest.................................      3,514       1,952       2,293
    Change in trading securities......................     (5,733)     (5,346)      1,879
    Change in receivables.............................    (55,965)     (5,999)    (14,414)
    Change in inventories.............................    (46,389)    (10,744)     (9,611)
    Change in other current assets....................    (14,237)       (615)     (2,928)
    Change in other non-current assets................    (17,859)     (1,089)      4,469
    Change in accounts payable, accrued liabilities,
      and other long-term liabilities.................      8,610     (36,537)    (13,093)
    Non-cash charges and working capital changes of
      discontinued operations.........................       --          --         3,568
                                                         --------    --------    --------
Net cash used for operating activities................    (96,957)    (48,737)    (25,525)

Cash flows from investing activities:
Proceeds received from (used for) investment
  securities, net.....................................    (12,951)        265      12,281
Purchase of property, plant and equipment.............    (22,116)    (15,122)    (16,260)
Proceeds from sale of property, plant and equipment...        213         122         151
Equity investments in affiliates......................     (1,749)     (2,361)     (1,051)
Minority interest in subsidiaries.....................     (1,610)     (2,817)       --
Acquisition of subsidiaries, net of cash acquired.....    (55,916)       --       (12,157)
Net proceeds from the sale of discontinued operations.    173,719      71,559        --
Changes in net assets held for sale...................        385       5,894       1,441
Investing activities of discontinued operations.......       --          --        (3,561)
                                                         --------    --------    --------
Net cash (used for) provided by investing  activities.     79,975      57,540     (19,156)

Cash flows from financing activities:
Proceeds from issuance of debt........................    154,394     157,877      71,712
Debt repayments and repurchase of debentures..........   (156,975)   (198,761)    (59,367)
Issuance of Class A common stock......................      1,126       1,509        --
                                                         --------    --------    --------
Net cash provided by (used for) financing activities..     (1,455)    (39,375)     12,345
Effect of exchange rate changes on cash...............     (1,792)       (961)      1,150
Net decrease in cash and cash equivalents.............    (20,229)    (31,533)    (31,186)
Cash and cash equivalents, beginning of the year......     39,649      71,182     102,368
                                                         --------    --------    --------
Cash and cash equivalents, end of the year............  $  19,420   $  39,649   $  71,182
                                                         ========    ========    ========
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     Corporate Structure: The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the owner of 100% of Fairchild Holding Corp. ("FHC") and the majority owner of Banner Aerospace, Inc., ("Banner"). The Company's principal operations are conducted through FHC and Banner. The Company also holds significant equity interests in Shared Technologies Fairchild Inc. ("STFI") and Nacanco Paketleme ("Nacanco").

     Fiscal Year: The fiscal year ("Fiscal") of the Company ends June 30. All references herein to "1997", "1996", and "1995" mean the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

     Consolidation Policy: The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which ownership interest range from 20 to 50 percent are accounted for using the equity method (see Note 9).

     Cash Equivalents/Statements of Cash Flows: For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with original maturity dates of three months or less as cash equivalents. Total net cash disbursements (receipts) made by the Company for income taxes and interest were as follows:

                                     1997       1996       1995
                                   --------   --------   --------
Interest.......................    $ 48,684   $ 66,843   $ 66,262
Income Taxes...................      (1,926)     9,279     (3,056)

     Restricted Cash: On June 30, 1997 and 1996, the Company had restricted cash of $4,839 and $8,224, respectively, all of which is maintained as collateral for certain debt facilities. Cash investments are in short-term certificates of deposit.

     Investments: Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments in equity securities and limited partnerships that do not have readily determinable fair values are stated at cost and are categorized as other investments. Realized gains and losses are determined using the specific identification method based on the trade date of a transaction. Interest on corporate obligations, as well as dividends on preferred stock, are accrued at the balance sheet date.

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method at principal domestic aerospace manufacturing operations and using the first-in, first-out ("FIFO") method elsewhere. If the FIFO inventory valuation method had been used exclusively, inventories would have been approximately $4,868 and $4,756 higher at June 30, 1997 and 1996, respectively. Inventories from continuing operations are valued as follows:

                                                June 30,     June 30,
(In thousands)                                    1997         1996
                                                --------     --------
First-in, first-out (FIFO).................    $ 312,840    $ 239,800
Last-in, first-out (LIFO)..................       29,896       31,343
                                                --------     --------
Total inventories..........................    $ 342,736    $ 271,143
                                                ========     ========

     Properties and Depreciation: The cost of property, plant and equipment is depreciated over estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Depreciation is computed using the straight-line method for financial reporting purposes and using accelerated depreciation methods for Federal income tax purposes. No interest costs were capitalized in any of the years presented. Property, plant and equipment consisted of the following:

                                                June 30,        June 30,
                                                  1997            1996
                                                --------        --------
Land.......................................     $ 13,438        $ 10,408
Buildings and improvements.................       56,124          40,853
Machinery and equipment....................      158,944          94,406
Transportation vehicles....................          899             767
Furniture and fixtures.....................       26,815          18,466
Construction in progress...................        6,524           2,329
                                                 -------         -------
                                                 262,744         167,229
Less:  Accumulated depreciation............     (134,032)        (79,273)
                                                 -------         -------
Net property, plant and equipment..........     $128,712        $ 87,956
                                                 =======         =======

     Amortization of Goodwill: Goodwill, which represents the excess of the cost of purchased businesses over the fair value of their net assets at dates of acquisition, is being amortized on a straight-line basis over 40 years.

     Deferred Loan Costs: Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of outstanding debt, using the effective interest method. Amortization expense for these loan costs for 1997, 1996 and 1995 was $2,847, $3,827, and $3,794, respectively.

     Impairment of Long-Lived Assets: In Fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured based on the difference between the carrying amount of the assets and fair value. The implementation of SFAS 121 did not have a material effect on the Company's consolidated results of operations.

     Foreign Currency Translation: For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts are translated at average exchange rates for the period. The resulting translation gains and losses are included as a separate component of stockholders' equity. Foreign transaction gains and losses are included in other income and were insignificant in Fiscal 1997, 1996 and 1995.

     Research and Development: The Company capitalizes software development costs upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability require considerable judgment by management with respect to certain external factors, including anticipated future revenues, estimated economic life and changes in software and hardware technologies. Software development costs are amortized on a straight-line basis over the lesser of five years or the expected life of the product. All other Company-sponsored research and development expenditures are expensed as incurred. Capitalized software development costs were $3,651 at June 30, 1997.

     Capitalization of interest and taxes: The Company capitalizes interest expense and property taxes relating to property being developed.

     Nonrecurring Income: Nonrecurring income in 1997 resulted from the $2,528 gain recorded from the sale of Fairchild Scandinavian Bellyloading Company ("SBC"), (See Note 2). Nonrecurring income for 1996 was $161,406 and includes a $163,130 nontaxable gain resulting from the merger of Fairchild Communications Services Company into Shared Technologies Inc. (See Note 3). Expenses incurred in 1996 in connection with other, alternative transactions considered but not consummated were netted against the above gain in 1996.

     Earnings Per Share: Primary and fully diluted earnings per share are computed by dividing net income available to holders of the Company's common stock, by the weighted average number of shares and share equivalents outstanding during the period. To compute the incremental shares resulting from stock options and warrants for primary earnings per share, the average market price of the Company's stock during the period is used. To compute the incremental shares resulting from stock options and warrants for fully diluted earnings per share, the greater of the ending market price or the average market price of the Company's stock is used. In computing primary and fully diluted earnings per share for 1997 and in computing fully diluted earnings per share for 1996, the conversion of options and warrants was assumed, as the effect was dilutive. In computing primary earnings per share for Fiscal 1996, only the dilutive effect from the conversion of options was assumed, as the effect from the conversion of warrants alone was antidilutive. In computing primary and fully diluted earnings per share for Fiscal 1995, the conversion of options and warrants was not assumed, as the effect was antidilutive.

     Stock-Based Compensation: In Fiscal 1997, the Company implemented Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 establishes financial accounting standards for stock-based employee compensation plans and for transactions in which an entity issues equity instruments to acquire goods or services from non-employees. As permitted by SFAS 123, the Company will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, for its stock-based employee compensation plans. Fair market disclosures required by SFAS 123 are included in Note 15.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications: Certain amounts in prior years' financial statements have been reclassified to conform to the 1997 presentation.

     Recently Issued Accounting Pronouncements: In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 ("SOP 96-1") "Environmental Remediation Liabilities". SOP 96-1 provides authoritative guidance on specific accounting issues related to the recognition, measurement, and the display and disclosure of environmental remediation liabilities. The Company is required to implement SOP 96-1 in Fiscal 1998. The Company's present policy is similar to the policy prescribed by SOP 96-1; therefore there will be no effect from implementation.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued two pronouncements, Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share", and Statement of Financial Accounting Standards No. 129 ("SFAS 129") "Disclosure of Information about Capital Structure". SFAS 128 establishes accounting standards for computing and presenting earnings per share ("EPS"). SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. Results from the calculation of simple and diluted earnings per share, as prescribed by SFAS 128, would not differ materially from the calculations for primary and fully diluted earnings per share for the years ending June 30, 1997, 1996 and 1995. SFAS 129 establishes standards for disclosure of information about the Company's capital structure and becomes effective for periods ending after December 15, 1997.

     In June 1997, FASB issued two pronouncements, Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report certain information about its operating segments in annual and interim financial reports. The Company will adopt SFAS 130 and SFAS 131 in Fiscal 1998.

2.   ACQUISITIONS
     ------------

     The Company's acquisitions described in this section have been accounted for using the purchase method. The purchase prices assigned to the net assets acquired were based on the fair value of such assets and liabilities at the respective acquisition dates.

     In January 1997, Banner, through its subsidiary, Dallas Aerospace, Inc., acquired PB Herndon Company ("PB Herndon") in a business combination accounted for as a purchase. PB Herndon is a distributor of specialty fastener lines and similar aerospace related components. The total cost of the acquisition was $16,000, which exceeded the fair value of the net assets of PB Herndon by approximately $3,451. The excess is being amortized using the straight-line method over 40 years. The Company purchased PB Herndon with available cash.

     In February 1997, the Company completed a transaction (the "Simmonds Acquisition") pursuant to which the Company acquired common shares and convertible debt representing an 84.2% interest, on a fully diluted basis, of Simmonds S.A. ("Simmonds"). The Company initiated a tender offer to purchase the remaining shares and convertible debt held by the public. By Fiscal year-end, the Company had purchased, or placed sufficient cash in escrow to purchase, all the remaining shares and convertible debt of Simmonds. The total purchase price of Simmonds, including the assumption of debt, was approximately $62,000, which the Company funded with available cash. The Company recorded approximately $13,000 in goodwill as a result of this acquisition. Simmonds is one of Europe's leading manufacturers and distributors of aerospace and automotive fasteners.

     In September 1994, the Company acquired all of the outstanding common stock of Fairchild Scandinavian Bellyloading Company AB ("SBC") for the assumption of a minimal amount of debt. SBC is a designer and manufacturer of a patented cargo loading system, which is installed in the cargo area of commercial aircraft. On June 30, 1997, the Company sold all the patents of SBC to Teleflex Incorporated ("Teleflex") for $5,000, and immediately thereafter sold all the stock of SBC to a wholly owned subsidiary of Teleflex for $2,000. The Company may also receive an additional amount of up to $7,000 based on future net sales of SBC's patented products and services. In Fiscal 1997, the Company recorded a $2,528 nonrecurring gain as a result of these transactions.

     On November 28, 1994, the Company's former Communications Services segment completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000, plus the assumption of approximately $3,000 of liabilities. JWP is a telecommunications system integrator, specializing in the distribution, installation and maintenance of voice and data communications equipment.

     Pro forma information is not required for these acquisitions.

3.  MERGER AGREEMENT
    ----------------

     The Company, RHI and Fairchild Industries, Inc. ("FII"), RHI's subsidiary, entered into an Agreement and Plan of Merger dated as of November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company ("FCSC").

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the surviving company renamed STFI. Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by FHC, except for the assets and liabilities of FCSC, and $223,500 of the FII's existing debt and preferred stock. As a result of the Merger, the Company received shares of Common Stock and Preferred Stock of STFI representing approximately a 41% ownership interest in STFI.

     The Merger was structured as a reorganization under section 386(a)(1)(A) of the Internal Revenue Code of 1986, as amended. In 1996, the Company recorded a $163,130 nonrecurring gain from this transaction.

4.   MAJORITY INTEREST BUSINESS COMBINATION
     --------------------------------------

     Effective February 25, 1996, the Company completed a transfer of the Company's Harco Division ("Harco") to Banner in exchange for 5,386,477 shares of Banner common stock. The exchange increased the Company's ownership of Banner common stock from approximately 47.2% to 59.3%, resulting in the Company becoming the majority shareholder of Banner. Accordingly, the Company has consolidated the results of Banner since February 25, 1996. The Company recorded a $427 nonrecurring loss from outside expenses incurred for this transaction in 1996. Banner is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. Harco is a distributor of precision fasteners to the aerospace industry.

     In May 1997, Banner granted all of its stockholders certain rights to purchase Series A Convertible Paid-in-Kind Preferred Stock. In June 1997, Banner received net proceeds of $33,876 and issued 3,710,955 shares of preferred stock. The Company purchased $28,390 of the preferred stock issued by Banner, increasing its voting percentage to 64.0%.

     In connection with the Company's December 23, 1993 sale of its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company placed shares of Banner, with a fair market value of $5,000, in escrow to secure the Company's remaining indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released.

5.   DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE
     ----------------------------------------------------

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

     As a result of the sale of DME in 1996, the Company recorded a gain on disposal of discontinued operations of approximately $54,012, net of a $61,929 tax provision.

     On January 27, 1996, FII completed the sale of Fairchild Data Corporation ("Data") to SSE Telecom, Inc. ("SSE") for book value of approximately $4,400 and 100,000 shares of SSE's common stock valued at $9.06 per share, or $906, at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share.

     Accordingly, the results of DME and Data have been accounted for as discontinued operations. The combined net sales of DME and Data totaled $108,131 and $180,773 for 1996 and 1995, respectively. Net earnings from discontinued operations was $9,186, net of $5,695 for taxes in 1996, and $13,994, net of $10,183 for taxes in 1995.

     Net assets held for sale at June 30, 1997, includes two parcels of real estate in California, and several other parcels of real estate located primarily throughout the continental United States, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. Also included in net assets held for sale are limited partnership interests in (i) a real estate development joint venture, and (ii) a landfill development partnership.

     Net assets held for sale are stated at the lower of cost or at estimated net realizable value, which reflect anticipated sales proceeds, and other carrying costs to be incurred during the holding period. Interest is not allocated to net assets held for sale.

6.   PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)
     -----------------------------------------

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

                                             1996        1995
                                          ----------  ----------
Sales...................................  $597,407    $481,991
Loss from continuing operations.........   (15,766)    (32,972)
Primary loss from continuing operations
  per share.............................      (.96)      (2.05)
Net loss................................   (15,766)    (32,876)
  Primary net loss per share............      (.96)      (2.04)

     The pro forma financial information has not been adjusted for nonrecurring income and gains from disposal of discontinued operations that have occurred from these transactions.

7.   EXTRAORDINARY ITEMS
     -------------------

     During Fiscal 1996, the Company used the Merger transaction and cash available to retire fully all of the FII's 12 1/4% senior notes ("Senior Notes"), FII's 9 3/4% subordinated debentures due 1998, and bank loans under a credit agreement of a former subsidiary of the Company, VSI Corporation. The redemption of the Senior Notes at a premium, consent fees paid to holders of the Senior Notes, the write-off of the original issue discount on FII 9 3/4% subordinated debentures and the write off of the remaining deferred loan fees associated with the issuance of the debt retired, resulted in an extraordinary loss of $10,436, net of a tax benefit, in 1996.

     During Fiscal 1995, the Company recognized extraordinary gains and losses from the early extinguishment of debt resulting from repurchases of its debentures on the open market or in negotiated transactions, and the write-offs of certain deferred costs associated with the issuance of securities repurchased. Early extinguishment of the Company's debt resulted in an extraordinary gain of $355, net of a tax provision, in 1995.

8.   INVESTMENTS
     -----------

     Short-term investments at June 30, 1997, consist primarily of common stock investments in public corporations which are classified as trading securities. All other short-term investments and all long-term investments do not have readily determinable fair values and primarily consist of investments in preferred and common stocks of private companies and limited partnerships. A summary of investments held by the Company consists of the following:

                                            1997                 1996
                                    -------------------  ------------------
                                     Aggregate            Aggregate
Name of Issuer or                    Fair        Cost     Fair        Cost
Type of Each Issue                   Value       Basis    Value       Basis
-------------------                 ---------  -------  ---------- --------
Short-term investments:
-----------------------
Trading securities:
  Common stock....................   $16,094   $ 7,398   $10,362   $ 5,954
Other investments.................     9,553     9,553       136       136
                                      ------    ------    ------     ------
                                     $25,647   $16,951   $10,498   $ 6,090
                                      ======    ======    ======     ======
Other long-term investments:
----------------------------
Other investments.................   $ 4,120   $ 4,120    $   585   $   585
                                      ======    ======     ======     ======

     Investment income is summarized as follows:

                                          1997         1996         1995
                                         -------      -------      -------
Gross realized gain (loss) from sales.. $  1,673     $ (1,744)    $  3,948
Change in unrealized holding gain
  (loss) from trading securities.......    4,289        5,527          (36)
Gross realized loss from impairments...     --           --           (652)
Dividend income........................      689          792        2,445
                                         -------      -------      -------
                                        $  6,651     $  4,575     $  5,705
                                         =======      =======      =======

9.   INVESTMENTS AND ADVANCES, AFFILIATED COMPANIES
     -----------------------------------------------

     The following table presents summarized historical financial information on a combined 100% basis of the Company's principal investments, which are accounted for using the equity method.

                                           1997         1996         1995
                                         --------     --------     --------
Statement of Earnings:
   Net sales............................ $292,049     $351,695     $313,888
   Gross profit.........................  133,734      114,248      100,644
   Earnings from continuing operations..   10,216       15,183        9,623
   Discontinued operations, net.........       (1)        --           --
   Net earnings.........................   10,215       15,183        9,623

Balance Sheet at June 30,:
   Current assets....................... $ 89,408     $ 93,925
   Non-current assets...................  369,464      377,547
   Total assets.........................  458,872      471,472
   Current liabilities..................   75,090       87,858
   Non-current liabilities..............  281,301      275,025

     The Company owns approximately 31.9% of Nacanco common stock. The Company recorded equity earnings of $4,673, $5,487, and $2,859 from this investment for 1997, 1996 and 1995, respectively.

     Since March 13, 1996, as a result of the Merger in which the Company received a 41% interest in STFI, the Company has accounted for its investment in STFI using the equity method. Prior to March 13, 1996, the Company consolidated the results of FCSC, which was merged into STFI (see Note 3). The Company recorded equity earnings of $3,149 and $50 from this investment in 1997 and 1996, respectively.

     On June 30, 1997, the Company's investments in STFI consisted of (i) $21,985 carrying value for the $25,000 face value 6% cumulative Convertible Preferred Stock, (ii) $11,156 carrying value for the $20,000 face value Special Preferred Stock, and (iii) $(1,163) carrying value for 6,225,000 shares of common stock of STFI. At the close of trading on June 30, 1997, STFI's common stock was quoted at $7.75 per share. Based on this price, the Company's 39.3% investment in STFI common stock had an approximate market value of $48,244. The Company is amortizing its discounted investment in each issuance of STFI over the 11 and 12 year life of such issuance. Included in 1997 and 1996 equity earnings was $4,104 and $939, respectively, from such amortization. (See Note
24 for subsequent events).

     Effective February 25, 1996, the Company increased its percentage of ownership of Banner common stock from 47.2% to approximately 59.3%. Since February 25, 1996, the Company has consolidated Banner's results. Prior to February 25, 1996, the Company accounted for its investment in Banner using the equity method and held its investment in Banner as part of investments and advances, affiliated companies. The Company recorded equity in earnings of $363 and $138 from this investment for 1996 and 1995, respectively.

     The Company is accounting for an investment in a public fund, which is controlled by an affiliated investment group of the Company, at market value. The amortized cost basis of the investment was $923 and had been written down by $71, before tax, to market value. The Company recorded a gross unrealized holding gain (loss) of $114 and $(120) from this investment in 1997 and 1995, respectively.

     The Company's share of equity in earnings of all unconsolidated affiliates for 1997, 1996 and 1995 was $7,747, $4,871, and $1,607, respectively. The carrying value of investments and advances, affiliated companies consists of the following:

                                       June 30,    June 30,
                                         1997        1996
                                       --------    --------
Nacanco............................    $ 20,504    $ 20,886
STFI...............................      31,978      30,559
Others.............................       3,196       2,026
                                        -------     -------
                                       $ 55,678    $ 53,471
                                        =======     =======

     On June 30, 1997, approximately $9,056 of the Company's $209,949 consolidated retained earnings was from undistributed earnings of 50 percent or less currently owned affiliates accounted for by the equity method.

10.  NOTES PAYABLE AND LONG-TERM DEBT
     --------------------------------

     At June 30, 1997 and 1996, notes payable and long-term debt consisted of the following:

                                                 June 30,    June 30,
                                                   1997        1996
                                                 --------    --------
Bank credit agreements.......................    $    100    $ 73,500
Other short-term notes payable...............      15,529       3,035
                                                  -------     -------
Short-term notes payable (weighted average
 interest rates of 7.8% and  8.6% in 1997
 and 1996, respectively).....................    $ 15,629    $ 76,535
                                                  =======     =======
Bank credit agreements.......................    $177,250    $112,500

11 7/8% RHI Senior debentures due 1999.......      85,852      85,769
12% Intermediate debentures due 2001.........     115,359     114,495
13 1/8% Subordinated debentures due 2006.....      35,188      35,061
13% Junior Subordinated debentures due 2007..      24,834      24,800
10.65% Industrial revenue bonds..............       1,500       1,500
Capital lease obligations, interest from
  4.4% to 10.5%..............................       1,897          65
Other notes payable, collateralized by
  property, plant and equipment, interest
  from 4.3% to 10.0%.........................       6,835       2,756
                                                  -------     -------
                                                  448,715     376,946
Less: Current maturities.....................     (31,793)     (8,357)
                                                  -------     -------
Net long-term debt...........................    $416,922    $368,589
                                                  =======     =======

     Bank Credit Agreements: The Company maintains credit agreements (the "Credit Agreements") with a consortium of banks, which provide revolving credit facilities to RHI, FHC and Banner, and term loans to Banner (collectively the "Credit Facilities").

     On July 26, 1996, the Company amended and restated the terms and provisions of FHC's credit agreement, in their entirety (the "FHC Credit Agreement"). The FHC Credit Agreement extends to July 28, 2000, the maturity of FHC's revolving credit facility (the "FHC Revolver"). The FHC Revolver has a borrowing limit of $52,000, however, availability is determined monthly by calculation of a borrowing base comprised of specified percentages of FHC's accounts receivable, inventories and the appraised value of equipment and real property. The FHC Revolver generally bears interest at a base rate of 1 1/2% over the greater of
(i) Citibank New York's base rate, or (ii) the Federal Funds Rate plus 1 1/2% for domestic borrowings and at 2 1/2% over Citibank London's base rate for foreign borrowings. FHC's Revolver is subject to a non-use commitment fee of 1/2% on the average unused availability; and outstanding letters of credit are subject to fees of 2 3/4% per annum. The FHC Credit Agreement was further amended on February 21, 1997 to permit the Simmonds Acquisition. Terms modified by the February 21, 1997 amendment included a provision in which the borrowing rate on the FHC Revolver will increase by 1/4% on each of September 30, 1997 and December 31, 1997, in the event that the FHC Credit Agreement is not restructured or refinanced by such date.

     The FHC Credit Agreement requires FHC to comply with certain financial and non-financial loan covenants, including maintaining a minimum net worth of $150,000 and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the FHC Credit Agreement restricts annual capital expenditures of FHC to $12,000. Substantially all of FHC's assets are pledged as collateral under the FHC Credit Agreement. At June 30, 1997, FHC was in compliance with all the covenants under the FHC Credit Agreement. FHC may transfer available cash as dividends to the Company. However, the FHC Credit Agreement restricts the Company from paying any dividends to stockholders.

      On July 18, 1997, the FHC Credit Agreement was restructured to provide FHC with a $150,000 senior secured credit facility (the "FHC Facility") consisting of (i) up to $75,000 in revolving loans, with a letter of credit sub-facility of $12,000, and (ii) a $75,000 term loan. Advances made under the FHC Facility would generally bear interest at a rate of, at the Company's option, (i) 2% over the Citibank N.A. base rate, or (ii) 3 1/4% over the Eurodollar Rate ("LIBOR"). The FHC Facility is subject to a non-use commitment fee of 1/2% of the aggregate unused availability; and outstanding letters of credit are subject to fees of 3 1/2% per annum. A borrowing base is calculated monthly to determine the amounts available under the FHC Facility. The borrowing base is determined monthly based upon specified percentages of (i) FHC's accounts receivable, inventories, and the appraised value of equipment and real property, and (ii) assets pledged by RHI to secure the facility. The FHC Facility matures on July 28, 2000. The FHC Facility provides that on December 31, 1998, the Company must repay the term loan, in full, together with an amount necessary to reduce the outstanding revolving loans to $52,000, if the Company has not complied with certain financial covenant requirements as of September 30, 1998.

     The Credit Agreements provide RHI with a $4,250 revolving credit facility (the "RHI Credit Agreement") which (i) generally bears a base interest rate of 1/2% over the prime rate, (ii) requires a commitment fee of 1/2%, and (iii) matures on August 12, 1998. RHI's Credit Agreement requires RHI to comply with specified covenants and maintain a consolidated net worth of $175,000. Additionally, RHI's capital expenditures are restricted, except for certain leasehold improvements, to $2,000 per annum plus the selling price of fixed assets for such Fiscal Year. The Company was in compliance with all the covenants under RHI's Credit Agreement at June 30, 1997.

     Banner has a credit agreement (the "Banner Credit Agreement") which provides Banner and its subsidiaries with funds for working capital and potential acquisitions. The facilities under the Banner Credit Agreement consist of (i) a $55,000 six-year term loan (the "Banner Term Loan"), (ii) a $30,000 seven-year term loan (the "Tranche B Loan"), (iii) a $40,000 six-year term loan (the "Tranche C Loan"), and (iv) a $71,500 revolving credit facility (the "Banner Revolver"). The Banner Credit Agreement requires certain semiannual term loan payments. The Banner Term Loan and the Banner Revolver bear interest at prime plus 1 1/4% or LIBOR plus 2 1/2% and may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. As a result of Banner's performance level through March 31, 1997, borrowings under the Banner Term Loan and the Banner Revolver bore an interest rate of prime plus 3/4% and LIBOR plus 2% for the quarter ending June 30, 1997. The Tranche B Loan bears interest at prime plus 1 3/4% or LIBOR plus 3%. The Tranche C Loan initially bears interest at prime plus 1 1/2% or LIBOR plus 2 3/4% and may decrease by 1/4% based upon certain performance criteria. The Banner Credit Agreement requires that loans made to Banner can not exceed a defined borrowing base, which is based upon a percentage of eligible inventories and accounts receivable. Banner's revolving credit facility is subject to a non-use fee of 55 basis points of the unused availability.

     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintenance of minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. As of June 30, 1997, Banner was in compliance with all covenants under the Banner Credit Agreement. Substantially all of Banner's assets are pledged as collateral under the Banner Credit Agreement.

     In September 1995, Banner entered into several interest rate hedge agreements ("Hedge Agreements") to manage its exposure to increases in interest rates on its variable rate debt. The Hedge Agreements provide interest rate protection on $60,000 of debt through September 2000, by providing an interest rate cap of 7% if the 90-day LIBOR rate exceeds 7%. If the 90-day LIBOR rate drops below 5%, Banner will be required to pay interest at a floor rate of approximately 6%.

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

     The Company recognizes interest expense under the provisions of the Hedge Agreements and the Additional Hedge Agreement based on the fixed rate. The Company is exposed to credit loss in the event of non-performance by the lenders; however, such non-performance is not anticipated.

     The following table summarizes the Credit Facilities under the Credit Agreements at June 30, 1997:

                                         Revolving       Term        Total
                                           Credit        Loan     Available
                                         Facilities   Facilities  Facilities
                                         ----------   ----------  ----------
RHI Holdings, Inc.
  Revolving credit facility...........   $    100     $   --      $  4,250
Fairchild Holding Corp.
  Revolving credit facility...........     30,900         --        52,000
Banner Aerospace, Inc.
  Revolving credit facility...........     32,000         --        71,500
  Term Loan...........................       --         44,500      44,500
  Tranche B Loan......................       --         29,850      29,850
  Tranche C Loan......................       --         40,000      40,000
                                          -------      -------     -------
Total                                    $ 63,000     $114,350    $242,100
                                          =======      =======     =======

     At June 30, 1997, the Company had outstanding letters of credit of $10,811, which were supported by the Credit Agreement and other bank facilities on an unsecured basis. At June 30, 1997, the Company had unused bank lines of credit aggregating $53,939, at interest rates slightly higher than the prime rate. The Company also has short-term lines of credit relating to foreign operations, aggregating $9,350, against which the Company owed $5,967 at June 30, 1997.

     Summarized below are certain items and other information relating to the debt outstanding at June 30, 1997:

                                         12%           13%        11 7/8%
                            13 1/8%  Intermediate    Junior     RHI Senior
                        Subordinated Subordinated Subordinated Subordinated
                         Debentures   Debentures   Debentures   Debentures
                        ------------ ------------ ------------ ------------
Date Issued              March 1986   Oct. 1986    March 1987   March 1987
Face Value                $ 75,000      $160,000    $102,000     $126,000
Balance June 30, 1997     $ 35,188      $115,359    $ 24,834     $ 85,852
Percent Issued at           95.769        93.470      98.230       99.214
Bond Discount             $  3,173      $ 10,448    $  1,805     $    990
Amortization 1997         $    127      $    864    $     34     $     82
             1996         $    118      $    761    $     30     $     82
             1995         $    103      $    687    $     27     $     94
Yield to Maturity           13.80%        13.06%      13.27%       12.01%
Interest Payments        Semi-Annual  Semi-Annual  Semi-Annual  Semi-Annual
Sinking Fund Start Date    3/15/97      10/15/97      3/1/98       3/1/97
Sinking Fund Installments $  7,500      $ 32,000    $ 10,200     $ 31,500
Fiscal Year Maturity         2006          2002        2007         1999
Callable Option on         3/15/89      10/15/89      3/1/92       3/1/92

     Under the most restrictive covenants of the above indentures, the Company's consolidated net worth, as defined, must not be less than $35,000. RHI's consolidated net worth must not be less than $125,000. At June 30, 1997, consolidated net worth was $229,625 at the Company and $438,830 at RHI. At the present time, none of the Company's consolidated retained earnings are available for capital distributions due to a cumulative earnings restriction. The indentures also provide restrictions on the amount of additional borrowings by the Company.

     The annual maturity of long-term debt obligations (exclusive of capital lease obligations) for each of the five years following June 30, 1997, are as follows: $31,207 for 1998, $93,544 for 1999, $42,288 for 2000, $77,407 for
2001, and $77,772 for 2002.

11.  PENSIONS AND POSTRETIREMENT BENEFITS
     ------------------------------------

     Pensions
     --------

     The Company and its subsidiaries have defined benefit pension plans covering most of its employees. Employees in foreign subsidiaries may participate in local pension plans, which are in the aggregate insignificant. The Company's funding policy is to make the minimum annual contribution required by applicable regulations. The following table provides a summary of the components of net periodic pension expense (income) for the plans:

                                                 1997      1996      1995
                                               --------  --------  --------
Service cost (current period attribution)..    $  2,521  $  3,513  $  3,917
Interest cost of projected benefit
  obligation...............................      15,791    14,499    14,860
Actual return on plan assets...............     (31,400)  (39,430)  (14,526)
Amortization of prior service cost.........        (180)       81        81
Net amortization and deferral..............      11,157    21,495    (4,341)
                                                -------   -------   -------
                                                 (2,111)      158        (9)
Net periodic pension expense (income) for
  other plans including foreign plans......         142      (118)       78
                                                -------   -------   -------
Net periodic pension expense (income)......    $ (1,969) $     40  $     69
                                                =======   =======   =======

     Assumptions used in accounting for the plans were:

                                             1997       1996       1995
                                           --------   --------   --------
Discount rate............................    7.75%      8.5%       8.5%
Expected rate of increase in salaries....    4.5%       4.5%       4.5%
Expected long-term rate of return on
  plan assets............................    9.0%       9.0%       9.0%

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

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 1997, and 1996, for the plans:

                                                         June 30,  June 30,
                                                           1997      1996
                                                         --------  --------
Actuarial present value of benefit obligation:
  Vested................................................ $183,646  $164,819
  Nonvested.............................................    7,461     6,169
                                                          -------   -------
  Accumulated benefit obligation........................  191,107   170,988
  Effect of projected future compensation increases.....      683       905
                                                          -------   -------
Projected benefit obligation............................  191,790   171,893

Plan assets at fair value...............................  237,480   224,692
                                                          -------   -------
Plan assets in excess of projected benefit obligations..   45,690    52,799
Unrecognized net loss...................................   29,592    20,471
Unrecognized prior service cost.........................     (571)     (354)
Unrecognized net transition assets......................     (315)     (608)
                                                          -------   -------
Prepaid pension cost prior to SFAS 109 implementation...   74,396    72,308
Effect of SFAS 109 implementation.......................  (14,654)  (14,648)
                                                          -------   -------
Prepaid pension cost.................................... $ 59,742  $ 57,660
                                                          =======   =======

     Plan assets include Class A Common Stock of the Company valued at a fair market value of $26,287 and $11,094 at June 30, 1997 and 1996, respectively. Substantially all of the plan assets are invested in listed stocks and bonds.

     Postretirement Health Care Benefits
     -----------------------------------

     The Company provides health care benefits for most retired employees. Postretirement health care expense from continuing operations totaled $642, $779, and $701 for 1997, 1996 and 1995, respectively. The Company has accrued approximately $34,965 and $36,995 as of June 30, 1997 and 1996, respectively, for postretirement health care benefits related to discontinued operations.
This represents the cumulative discounted value of the long-term obligation and includes interest expense of $3,349, $3,877, and $3,872 for the years ended June 30, 1997, 1996 and 1995, respectively. The components of expense in Fiscal 1997, 1996 and 1995 are as follows:

                                                  1997     1996     1995
                                                 ------   ------   ------
     Service cost of benefits earned............ $  140   $  281   $  321
     Interest cost on liabilities...............  3,940    4,377    4,385
     Net amortization and deferral..............    (89)      (2)    (133)
                                                 ------   ------   ------
     Net periodic postretirement benefit cost... $3,991   $4,656   $4,573
                                                 ======   ======   ======

     A one-time credit of $3,938, resulting from the divestitures of subsidiaries, was offset by $4,361 from DME's accumulated postretirement benefit obligation for active employees, which was transferred to CMI as part of the sale. The Company recognized the net effect of $423 as an expense in 1996.

     The following table sets forth the funded status for the Company's postretirement health care benefit plans at June 30,:

                                                           1997       1996
                                                         -------    -------
     Accumulated postretirement benefit obligations:
       Retirees........................................ $ 48,145   $ 46,846
       Fully eligible active participants..............      390        347
       Other active participants.......................    2,335      1,887
                                                         -------    -------
     Accumulated postretirement benefit obligation.....   50,870     49,080
     Unrecognized net loss.............................    6,173      2,086
                                                         -------    -------
     Accrued postretirement benefit liability.......... $ 44,697   $ 46,994
                                                         =======    =======

     The accumulated postretirement benefit obligation was determined using a discount rate of 7.75%, and a health care cost trend rate of 7.0% for pre-age-65 and post-age-65 employees, respectively, gradually decreasing to 5.5% in the year 2003 and thereafter.

     Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation as of June 30, 1997, by approximately $1,871, and increase the net periodic postretirement benefit cost by approximately $132 for Fiscal 1997.
12   INCOME TAXES
     ------------

     The provision (benefit) for income taxes from continuing operations is summarized as follows:

                                        1997         1996         1995
                                      --------     --------     --------
Current:
  Federal..........................  $   6,143    $ (41,595)   $  (8,315)
  State............................      1,197        1,203          424
  Foreign..........................        (45)         669        1,191
                                      --------     --------     --------
                                         7,295      (39,723)      (6,700)
Deferred:
   Federal.........................    (15,939)      21,315      (19,450)
   State...........................      3,444       (3,657)      (2,052)
                                      --------     --------     --------
                                       (12,495)      17,658      (21,502)
                                      --------     --------     --------
Net tax benefit....................  $  (5,200)   $ (22,065)   $ (28,202)
                                      ========     ========     ========

     The income tax provision (benefit) for continuing operations differs from that computed using the statutory Federal income tax rate of 35%, in Fiscal 1997, 1996 and 1995, for the following reasons:

                                        1997         1996         1995
                                      --------     --------     --------
Computed statutory amount..........  $  (1,354)   $  40,357    $ (26,641)
State income taxes, net of
  applicable federal tax benefit...        778          782       (1,794)
Nondeductible acquisition
  valuation items..................      1,064        1,329        1,420
Tax on foreign earnings, net of
  tax credits......................     (1,938)       1,711        2,965
Difference between book and tax
  basis of assets acquired and
  liabilities assumed..............     (1,102)       1,040        1,366
Nontaxable gain related to the
  Merger...........................       --        (60,681)        --
Revision of estimate for tax
  accruals.........................     (5,335)      (3,500)      (5,000)
Other..............................      2,687       (3,103)        (518)
                                     ---------    ---------     --------
Net tax benefit.................... $   (5,200)  $  (22,065)   $ (28,202)
                                     =========    =========     ========
/TABLE
     The following table is a summary of the significant components of the Company's deferred tax assets and liabilities, and deferred provision or benefit for the following periods:

                                                    1997                   1996       1995
                                                  Deferred               Deferred    Deferred
                                       June 30,  (Provision) June 30,  (Provision)(Provision)
                                         1997      Benefit     1996      Benefit     Benefit
                                      --------  ----------  --------  ----------- -----------
Deferred tax assets:
  Accrued expenses...................  $ 6,440   $    504    $ 5,936    $ (1,643)   $ (2,218)
  Asset basis differences............      572     (1,492)     2,064       1,787      (7,292)
  Inventory..........................    2,198      2,198       --          --          --
  Employee compensation and benefits.    5,141       (267)     5,408         (26)        106
  Environmental reserves.............    3,259     (1,253)     4,512        (737)     (1,202)
  Loss and credit carryforward.......     --       (8,796)     8,796     (23,229)     17,991
  Postretirement benefits............   19,472        138     19,334      (1,273)        514
  Other..............................    7,598      2,079      5,519       2,186       1,530
                                       -------    -------    -------     -------     -------
                                        44,680     (6,889)    51,569     (22,935)      9,429
Deferred tax liabilities:
  Asset basis differences............  (26,420)    (3,855)   (22,565)     16,602       4,129
  Inventory..........................     --        2,010     (2,010)      4,684       3,176
  Pensions...........................  (19,281)    (1,038)   (18,243)      1,516       1,074
  Other..............................   (7,240)    22,267    (29,507)    (17,525)      3,694
                                       -------    -------    -------     -------     -------
                                       (52,941)    19,384    (72,325)      5,277      12,073
                                       -------    -------    -------     -------     -------
Net deferred tax liability........... $ (8,261) $  12,495   $(20,756)   $(17,658)   $ 21,502
                                       =======    =======    =======     =======     =======

The amounts included in the balance sheet are as follows:

                                            June 30,     June 30,
                                              1997         1996
                                            --------     --------
Prepaid expenses and other current assets:
  Current deferred.....................     $ 11,307     $  8,012
                                             =======      =======

Income taxes payable:
  Current deferred.....................     $ (2,735)    $ 20,797
  Other current........................        8,616        3,838
                                             -------      -------
                                            $  5,881     $ 24,635
                                             =======      =======
Noncurrent income tax liabilities:
  Noncurrent deferred..................     $ 22,303     $  7,971
  Other noncurrent.....................       19,710       23,766
                                             -------      -------
                                            $ 42,013     $ 31,737
                                             =======      =======

     The 1997, 1996 and 1995 net tax benefits include the results of reversing $5,335, $3,500 and $5,000, respectively, of federal income taxes previously provided for due to a change in the estimate of required tax accruals.

     Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent that such earnings are intended to be repatriated. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently invested, or which would be offset by allowable foreign tax credits. At June 30, 1997, the amount of domestic taxes payable upon distribution of such earnings was not significant.

     In the opinion of management, adequate provision has been made for all income taxes and interest, and any liability that may arise for prior periods will not have a material effect on the financial condition or results of operations of the Company.

13.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES
     ----------------------------------------------

     Included in the Company's $68,309 of minority interest at June 30, 1997, is $67,649, representing approximately 40.7% of Banner's common stock effectively outstanding on a consolidated basis.

14.  EQUITY SECURITIES
     -----------------

     The Company had 13,992,283 shares of Class A common stock and 2,632,516 shares of Class B common stock outstanding at June 30, 1997. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. Shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. Shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. In Fiscal 1997, 234,935 shares of Class A Common Stock were issued as a result of the exercise of stock options and shareholders converted 1,188 shares of Class B common stock into Class A common stock.

     RHI holds an investment of 4,319,423 shares of the Company's Class A common stock. At June 30, 1997, RHI's market value was approximately $78,649. The Company accounts for the Class A common stock held by RHI as Treasury Stock.

15.  STOCK OPTIONS AND WARRANTS
     --------------------------

     Stock Options
     -------------

     The Company's 1986 Non-Qualified and Incentive Stock Option Plan (the "1986 Plan"), authorizes the issuance of 4,320,000 shares of Class A Common Stock upon the exercise of stock options issued under the 1986 Plan. The purpose of the 1986 Plan is to encourage continued employment and ownership of Class A Common Stock by officers and key employees of the Company and its subsidiaries, and provide additional incentive to promote the success of the Company. At the Company's 1996 annual meeting, the Company's stockholders approved an extension of the expiration date of the 1986 Plan from April 9, 1996 to April 9, 2006. The 1986 Plan authorizes the granting of options at not less than the market value of the common stock at the time of the grant. The option price is payable in cash or, with the approval of the Company's Compensation and Stock Option Committee of the Board of Directors, in shares of common stock, valued at fair market value at the time of exercise. The options normally terminate five years from the date of grant, subject to extension of up to 10 years or for a stipulated period of time after an employee's death or termination of employment.

     At the Company's 1996 annual meeting, the Company's stockholders approved the 1996 Non-Employee Directors Stock Option Plan (the "1996 NED Plan"). The ten year 1996 NED Plan authorizes the issuance of 250,000 shares of Class A Common Stock upon the exercise of stock options issued under the 1996 NED Plan. The 1996 NED Plan authorizes the granting of options at the market value of the common stock on the date of grant. An initial stock option grant for 30,000 shares of Class A Common Stock will be made to each person who becomes a new non-employee Director, on such date, with the options to vest 25% each year from the date of grant. On the date of each annual meeting, each person elected as a non-employee Director at such meeting will be granted an option for 1,000 shares of Class A Common Stock, which will vest immediately. The exercise price is payable in cash or, with the approval of the Stock Option Committee, in shares of Class A or Class B Common Stock, valued at fair market value at the date of exercise. All options issued under the 1996 NED Plan will terminate five years from the date of grant or a stipulated period of time after a Non-Employee Director ceases to be a member of the Board. The 1996 NED Plan is designed to maintain the Company's ability to attract and retain highly qualified and competent persons to serve as outside directors of the Company.

      On November 17, 1994, the Company's stockholders approved the grant of stock options of 190,000 shares to outside Directors of the Company to replace expired stock options. These stock options expire five years from the date of the grant.

     Summaries of stock option transactions under the 1986 Plan, the 1996 NED Plan, and prior plans are presented in the following tables:

                                               Weighted
                                               Average
                                               Exercise
                                   Shares       Price
                                 -----------   --------
Outstanding at July 1, 1994       1,520,706    $ 5.57
  Granted                           356,600      3.78
  Expired                          (116,875)     5.44
  Forfeited                         (60,650)     5.94
                                 -----------   --------
Outstanding at June 30, 1995      1,699,781      5.14
  Granted                           540,078      4.33
  Exercised                        (286,869)     5.26
  Expired                          (659,850)     6.06
  Forfeited                         (19,653)     4.30
                                 -----------   --------
Outstanding at June 30, 1996      1,273,487      4.27
  Granted                           457,350     14.88
  Exercised                        (234,935)     4.79
  Expired                            (1,050)     4.59
  Forfeited                          (9,412)     3.59
                                 -----------   --------
Outstanding at June 30, 1997      1,485,440    $ 7.46
                                 ===========   ========
Exercisable at June 30, 1995      1,159,306    $ 5.68
Exercisable at June 30, 1996        399,022    $ 4.59
Exercisable at June 30, 1997        486,855    $ 4.95

    A summary of options outstanding at June 30, 1997 is presented as follows:

                           Options Outstanding         Options Exercisable
                 --------------------------------  ---------------------
                              Weighted   Average                Weighted
                              Average   Remaining               Average
   Range of        Number     Exercise  Contract     Number     Exercise
Exercise Prices  Outstanding   Price      Life     Exercisable   Price
---------------  -----------  --------  ---------  -----------  --------
$  3.50 - 8.625   1,022,700    $ 4.10   2.6 years    452,509     $ 4.10
$13.625 - 16.25     462,740    $14.89   4.4 years     34,346     $16.19
---------------  -----------  --------  ---------  -----------  --------
$  3.50 - 16.25   1,485,440    $ 7.46   3.2 years    486,855     $ 4.95
===============  ===========  ========  =========  ===========  ========

     The weighted average grant date fair value of options granted during 1997 and 1996 was $6.90 and $1.95, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following significant assumptions were made in estimating fair value:

Assumption                         1997           1996
----------                      -----------    -----------
Risk-free interest rate         6.0% - 6.7%    5.5% - 6.6%
Expected life in years             4.65           4.27
Expected volatility              43% - 45%      46% - 47%
Expected dividends                 none           none

     The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the stock option plans in 1997 or 1996. If stock options granted in 1997 and 1996 were accounted for based on their fair value as determined under SFAS 123, pro forma earnings would be as follows:

                                       1997          1996
                                     --------      --------
Net earnings:
  As reported                        $  1,331      $189,706
  Pro forma                               283       189,460
Primary earnings per share:
  As reported                        $    .08      $  11.43
  Pro forma                               .02         11.41
Fully diluted earnings per share:
  As reported                        $    .08      $  11.09
  Pro forma                               .02         11.08

     The pro forma effects of applying SFAS 123 are not representative of the effects on reported net earnings for future years. SFAS 123 does not apply to awards made prior to 1996, and additional awards in future years are expected.

     Stock Warrants
     --------------

     On April 25, 1997, the Company issued warrants to purchase 100,000 shares of Class A Common Stock, at $12.25 per share, to Dunstan Ltd. as incentive remuneration for the performance of certain investment banking services. The warrants may be earned on a pro-rata basis over a six-month period ending October 31, 1997. The warrants become exercisable on November 1, 1997 and expire on November 8, 2000. The Company recorded a selling, general & administrative expense of $191 in 1997 for stock warrants earned in 1997 based on a grant-date fair value of $5.46.

     Effective as of February 21, 1997, the Company approved the continuation of an existing warrant to purchase 375,000 shares of the Company's Class A or Class B Common Stock at $7.67 per share. The warrant was modified to extend the exercise period from Mach 13, 1997, to March 13, 2002, and to increase the exercise price per share by $.002 for each day subsequent to March 13, 1997, but fixed at $7.80 per share after June 30, 1997. In addition, the warrant was modified to provide that the warrant may not be exercised except within the following window periods: (i) within 365 days after the merger of STFI with AT&T Corporation, MCI Communications, Worldcom Inc., Tel-Save Holdings, Inc., or Teleport Communications Group,Inc.; (ii) within 365 days after a change of control of the Company, as defined in the FHC Credit Agreement; or (iii) within 365 days after a change of control of Banner, as defined in the Banner Credit Agreement. In no event may the warrant be exercised after March 13, 2002.

     On November 9, 1995, the Company issued warrants to purchase 500,000 shares of Class A Common Stock, at $9.00 per share, to Peregrine Direct Investments Limited ("Peregrine"), in exchange for a standby commitment it received on November 8, 1995, from Peregrine. The Company elected not to exercise its rights under the Peregrine commitment. The warrants are immediately exercisable and will expire on November 8, 2000.

     On February 21, 1996, the Company issued warrants to purchase 25,000 shares of Class A Common Stock, at $9.00 per share, to a non-employee for services provided in connection with the Company's various dealings with Peregrine. The warrants issued are immediately exercisable and will expire on November 8, 2000.

     The Company recorded nonrecurring expenses of $1,148 for the grant date fair value of the stock warrants issued in 1996. The warrants issued in 1996 were outstanding at June 30, 1997.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

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

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     The carrying amount reported in the balance sheet approximates the fair value for cash and cash equivalents, short-term borrowings, current maturities of long-term debt, and all other variable rate debt (including borrowings under the Credit Agreements).

     Fair values for equity securities, and long-term public debt issued by the Company are based on quoted market prices, where available. For equity securities not actively traded, fair values are estimated by using quoted market prices of comparable instruments or, if there are no relevant comparable instruments, on pricing models or formulas using current assumptions. The fair value of limited partnerships, other investments, and notes receivable are estimated by discounting expected future cash flows using a current market rate applicable to the yield, considering the credit quality and maturity of the investment.

     The fair value for the Company's other fixed rate long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Fair values for the Company's off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. The fair value of the Company's off-balance-sheet instruments at June 30, 1997, was not material.

     The carrying amounts and fair values of the Company's financial instruments at June 30, 1997 and 1996, are as follows:

                                        June 30, 1997                  June 30, 1996
                                    ---------------------          ---------------------
                                    Carrying       Fair            Carrying       Fair
                                     Amount        Value            Amount        Value
                                    --------     --------          --------     --------
Cash and cash equivalents.........  $ 19,420     $ 19,420          $ 39,649     $ 39,649
Investment securities:
  Short-term equity securities....    16,094       16,122            10,362       10,362
  Short-term other investments....     9,553        9,592               136          167
  Long-term other investments.....     4,120        4,617               585        1,451
Notes receivable:
  Current.........................      --           --             170,384      170,384
  Long-term.......................     1,300        1,300             3,702        3,702
Short-term debt...................    15,629       15,629            76,535       76,535
Long-term debt:
  Bank credit agreement...........   177,250      177,250           112,500      112,500
  Senior notes and subordinated
    debentures....................   261,233      270,995           260,125      264,759
  Industrial revenue bonds........     1,500        1,500             1,500        1,500
  Capitalized leases..............     1,897        1,897                65           65
  Other...........................     6,835        6,835             2,756        2,756

17.  RESTRUCTURING CHARGES
     ---------------------

     In Fiscal 1996, the Company recorded restructuring charges in the Aerospace Fasteners segment in the categories shown below. All costs classified as restructuring were the direct result of formal plans to close plants, to terminate employees, or to exit product lines. Substantially all of these plans have been executed. Other than a reduction in the Company's existing cost structure and manufacturing capacity, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. The costs included in restructuring were predominately nonrecurring in nature and consisted of the following significant components:

Write down of inventory to net realizable value
 related to discontinued product lines (a)......    $   156
Write down of fixed assets related to
 discontinued product lines.....................        270
Severance benefits for terminated employees
 (substantially all paid within twelve months)..      1,368
Plant closings facility costs (b)...............        389
Contract termination claims.....................        136
                                                     ------
                                                    $ 2,319
                                                     ======

Write down was required because product line was discontinued.

Includes lease settlements, write-off of leasehold improvements, maintenance, restoration and clean up costs.

18.  RELATED PARTY TRANSACTIONS
     --------------------------

     Corporate office administrative expense recorded by FHC and its predecessors was billed to the Company on a monthly basis during 1997, 1996 and 1995. These costs represent the cost of services incurred on behalf of affiliated companies. Each of these affiliated companies has reimbursed FHC for such services.

     The Company and its wholly-owned subsidiaries are all parties to a tax sharing agreement whereby the Company files a consolidated federal income tax return. Each subsidiary makes payments to the Company based on the amount of federal income taxes, if any, the subsidiary would have paid if it had filed a separate tax return.

     Prior to the consolidation of Banner on February 25, 1996, the Aerospace Fasteners segment had sales to Banner of $3,663 and $5,494 in Fiscal 1996, and 1995, respectively.

19. LEASES
    ------

     The Company holds certain of its facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease-terms in excess of one year, for each of the five years following June 30, 1997, are as follows: $5,182 for 1998, $4,127 for 1999, $2,937 for 2000, $2,271 for 2001, and $1,732 for 2002. Rental expense on operating leases from continuing operations for Fiscal 1997, 1996 and 1995 was $4,928, $6,197, and $6,695, respectively. Minimum commitments under capital leases for each of the five years following June 30, 1997, was $651 for 1998, $693 for 1999, $262 for 2000, $210 for 2001, and $137 for 2002,
respectively. At June 30, 1997, the present value of capital lease obligations was $1,897. At June 30, 1997, capital assets leased, included in property, plant, and equipment consisted of:

     Buildings and improvements.......  $ 1,396
     Machinery and equipment..........    8,017
     Furniture and fixtures...........      114
     Less: Accumulated depreciation...   (7,700)
                                         ------
                                        $ 1,827
                                         ======

20.  CONTINGENCIES
     -------------

     CL Motor Freight ("CL") Litigation
     ----------------------------------

     The Workers Compensation Bureau of the State of Ohio is seeking reimbursement from the Company for up to $5,400 for CL workers compensation claims which were insured under a self-insured program of CL. The Company has contested a significant portion of this claim and believes that the ultimate disposition of this claim will not be material.

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

     Environmental Matters
     ---------------------

     The Company's operations are subject to stringent Federal, state and local environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have not had a material effect on the financial condition, results of operations, or net cash flows of the Company, although the Company has expended, and can be expected to expend in the future, significant amounts for investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters, particularly in the Aerospace Fasteners segment.

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

     As of June 30, 1997, the consolidated total recorded liabilities of the Company for environmental matters approximated $8,420, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $13,200 on an undiscounted basis.

     Other Matters
     -------------

     The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company, either on its own or through its insurance carriers, is contesting these matters. In the opinion of management, the ultimate resolution of the legal proceedings, including those aforementioned, will not have a material adverse effect on the financial condition, or future results of operations or net cash flows of the Company.

21.  BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company reports in two principal business segments. The Aerospace Fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems. The Aerospace Distribution segment distributes a wide range of aircraft parts and related support services to the aerospace industry. The results of Fairchild Technologies, which is primarily engaged in the designing and manufacturing of capital equipment and systems for recordable compact disc and advance semiconductor manufacturing, are reported under Corporate and Other, along with results two smaller operations. Prior to the Merger on March 13, 1996, the Company operated in the Communications Services segment.

     The Company's financial data by business segment is as follows:

                                          1997         1996         1995
                                       ---------    ---------    ---------
Sales:
  Aerospace Fasteners..............    $ 269,026    $ 218,059    $ 215,364
  Aerospace Distribution (a).......      411,765      129,973         --
  Communications Services (b)......         --         91,290      108,710
  Corporate and Other..............       72,882       67,330       41,476
  Eliminations (c).................      (15,213)      (5,842)        --
                                       ---------    ---------    ---------
Total Sales........................    $ 738,460    $ 500,810    $ 365,550
                                       =========    =========    =========
Operating Income (Loss):
  Aerospace Fasteners (d)..........    $  17,390    $     135    $ (11,497)
  Aerospace Distribution (a).......       30,891        5,625         --
  Communications Services (b)......         --         14,561       18,498
  Corporate and Other..............      (17,764)     (14,876)     (20,420)
                                       ---------    ---------    ---------
Operating Income (Loss)............    $  30,517    $   5,445    $ (13,419)
                                       =========    =========    =========
Capital Expenditures:
  Aerospace Fasteners..............    $   8,964    $   3,841    $   4,974
  Aerospace Distribution...........        4,787        1,556         --
  Communications Services..........         --          8,500       10,349
  Corporate and Other..............        8,365        1,225          937
                                       ---------    ---------    ---------
Total Capital Expenditures.........    $  22,116    $  15,122    $  16,260
                                       =========    =========    =========
Depreciation and Amortization:
  Aerospace Fasteners..............    $  16,112    $  14,916    $  15,619
  Aerospace Distribution...........        5,138        1,341         --
  Communications Services..........         --          8,064       10,329
  Corporate and Other..............        4,685        5,396        5,260
                                       ---------    ---------    ---------
Total Depreciation and Amortization    $  25,935    $  29,717    $  31,208
                                       =========    =========    =========
Identifiable Assets at June 30,:
  Aerospace Fasteners..............   $  346,533   $  252,200    $ 290,465
  Aerospace Distribution...........      428,436      329,477         --
  Communications Services..........         --           --        108,666
  Corporate and Other..............      292,364      428,261      451,163
                                       ---------    ---------    ---------
Total Identifiable Assets..........   $1,067,333   $1,009,938    $ 850,294
                                       =========    =========    =========
(a) Effective February 25, 1996, the Company became the majority shareholder of
Banner Aerospace, Inc. and, accordingly, began consolidating their results.

(b) Effective March 13, 1996, the Company's investment in the Communications
Services segment was recorded using the equity method.

(c) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.

(d) Includes restructuring charges of $2.3 million in Fiscal 1996.

22.  FOREIGN OPERATIONS AND EXPORT SALES
     -----------------------------------

     The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area. The Company's financial data by geographic area is as follows:

                                         1997         1996         1995
                                       ---------    ---------    ---------
Sales by Geographic Area:
  United States....................   $  601,834   $  393,247   $  283,811
  Europe...........................      136,626      107,186       80,945
  Other............................         --            377          794
                                       ---------    ---------    ---------
Total Sales........................   $  738,460   $  500,810   $  365,550
                                       =========    =========    =========
Operating Income by Geographic Area:
  United States....................   $   24,299   $     (342)  $  (13,024)
  Europe...........................        6,218        5,935         (432)
  Other............................         --           (148)          37
                                       ---------    ---------    ---------
Total Operating Income.............   $   30,517   $    5,445   $  (13,419)
                                       =========    =========    =========
Identifiable Assets by Geographic
Area at June 30,:
  United States....................   $  857,943   $  932,311   $  763,734
  Europe...........................      209,390       77,627       85,668
  Other............................         --           --            892
                                       ---------    ---------    ---------
Total Identifiable Assets..........   $1,067,333   $1,009,938   $  850,294
                                       =========    =========    =========

     Export sales are defined as sales to customers in foreign countries by the Company's domestic operations. Export sales amounted to the following:

                                         1997         1996         1995
                                       ---------    ---------    ---------
Export Sales
  Europe...........................   $   48,490   $   27,330   $   13,329
  Asia (excluding Japan)...........       29,145        8,920        1,526
  Japan............................       19,819       11,958        4,140
  Canada...........................       17,955        8,878        2,810
  Other............................       15,907        8,565          911
                                       ---------    ---------    ---------
Total Export Sales.................   $  131,316   $   65,651   $   22,716
                                       =========    =========    =========
/TABLE

23.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------

     The following table of quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

---------------------------------------------------------------------------------------------
Fiscal 1997 quarters ended           Sept. 29       Dec. 29        Mar. 30        June 30
---------------------------------------------------------------------------------------------
Net sales..........................  $146,090      $159,912       $190,782       $241,676
Gross profit.......................    39,810        38,775         52,788         73,750
Earnings (loss) from continuing
 operations........................    (4,618)       (2,977)            40          8,886
    per share......................      (.28)         (.18)           --             .51
Net earnings (loss)................    (4,618)       (2,977)            40          8,886
    per share......................      (.28)         (.18)           --             .51
Market price of Class A Stock:
  High.............................      17          17 3/4         15 3/8           18
  Low..............................    12 1/4        14 3/8         12 7/8         11 5/8
  Close............................      16          14 5/8         13 3/8           18

---------------------------------------------------------------------------------------------
Fiscal 1996 quarters ended             Oct. 1       Dec. 31       March 31        June 30
---------------------------------------------------------------------------------------------
Net sales..........................  $107,926      $103,450       $135,451       $153,983
Gross profit.......................    23,591        23,036         29,846         40,418
Earnings (loss) from continuing
  operations.......................    (9,286)       (9,016)       155,095            577
    per share......................      (.58)         (.56)          9.27            .03
Earnings from discontinued
  operations, net..................     3,870         3,420          1,769            127
    per share......................       .24           .21            .11            .01
Gain (loss) from disposal of
  discontinued operations, net.....       (20)           (7)        61,286         (7,673)
    per share......................      --            --             3.66           (.45)
Extraordinary items, net...........      --            --          (10,436)          --
    per share......................      --            --             (.62)          --
Net earnings (loss)................    (5,436)       (5,603)       207,714         (6,969)
    per share......................      (.34)         (.35)         12.42           (.41)
Market price range of Class A Stock
  High.............................         6         8 3/4          9 7/8         15 7/8
  Low..............................     2 7/8         4 3/4              8          9 1/4
  Close............................     5 1/8         8 1/2          9 3/8         14 5/8

     Included in earnings (loss) from continuing operations are (i) a $2,528 nonrecurring gain from the sale of SBC in the fourth quarter of Fiscal 1997,
(ii) charges to reflect the cost of restructuring the Company's Aerospace Fasteners segment, of $285, $959 and $1,075 in the second, third and fourth quarters of Fiscal 1996, respectively, and (iii) nonrecurring income of $161,406 resulting primarily from the gain on the merger of FCSC with STI in the third quarter of Fiscal 1996. Earnings from discontinued operations, net, includes the results of DME and Data in each Fiscal 1996 quarter. Extraordinary items relate to the early extinguishment of debt by the Company. (See Note 7).



24.  SUBSEQUENT EVENTS
     -----------------

     On July 16, 1997, STFI entered into a definitive merger agreement (the "STFI/Tel-Save Merger") with Tel-Save Holdings, Inc. ("Tel-Save"), pursuant to which Tel-Save plans to acquire STFI in a business combination accounted for as a pooling of interests. Upon consummation of the STFI/Tel-Save Merger, the Company will receive shares of Tel-Save's common stock in exchange for its shares of STFI common stock and STFI cumulative convertible preferred stock. The price to be paid by Tel-Save is $11.25 for each share of STFI. This price may increase depending on the price of Tel-Save prior to the effective date of the merger. In addition, the Company will receive approximately $22,000 cash in redemption for its shares of STFI special preferred stock. The Company expects the merger to be consummated prior to December 31, 1997. As a result of the transaction, the Company will recognize an estimated gain in excess of $100,000.

                   Report of Independent Public Accountants
                   ----------------------------------------



To The Fairchild Corporation:

We have audited the accompanying consolidated balance sheets of The Fairchild Corporation (a Delaware corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended June 30, 1997, 1996 and 1995.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended June 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






                                              Arthur Andersen LLP

Washington, D.C.
September 5, 1997

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

     None.

                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this Item is incorporated herein by reference from the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the 1997 Proxy Statement.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     The following documents are filed as part of this Report:

(a)(1)  Financial Statements.

     All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K (see index on Page 26).

(a)(2)  Financial Statement Schedules and Report of Independent Public
        Accountants.

        Schedule Number             Description                Page Number
        ---------------             -----------                -----------

             II            Valuation and Qualifying Accounts        77



     All other schedules are omitted because they are not required.

                 Report of Independent Public Accountants
                 ----------------------------------------


To The Fairchild Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Fairchild Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated September 5, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on the preceding page is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                 Arthur Andersen LLP

Washington, D.C.
September 5, 1997

(a)(3)  Exhibits.

3   (a)     Registrant's Restated Certificate of Incorporation
            (incorporated by reference to Exhibit "C" of Registrant's
            Proxy Statement dated October 27, 1989).

    (b) Registrant's Amended and Restated By-Laws, as amended as of November 21, 1996 (incorporated by reference to the December 29,
           1996 10-Q).

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

 10 (a) Deferred Compensation Agreement between Registrant and Samuel J. Krasney dated July 14, 1972, as amended November 17, 1978, September 3, 1985 (the "Krasney Deferred Compensation Agreement") (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1985).

    (b) Amendment to the Krasney Deferred Compensation Agreement dated September 6, 1990 (incorporated by reference to 1991 10-K).

    (c) Amended and Restated Employment Agreement between Registrant and Samuel J. Krasney dated April 24, 1990 (incorporated by reference to the 1990 10-K).

    (d) Letter Agreements dated August 4, 1993 among Samuel J. Krasney, The Fairchild Corporation and Jeffrey J. Steiner (incorporated by reference to 1993 10-K).

    (e) 1988 U.K. Stock Option Plan of Banner Industries, Inc. (incorporated by reference to the 1988 10-K).

    (f) Description of grants of stock options to non-employee directors of Registrant (incorporated by reference to the 1988 10-K).

    (g) Amended and Restated Employment Agreement between Registrant and Jeffrey J. Steiner dated September 10, 1992 (incorporated by reference to 1993 10-K).

    (h) Letter Agreement dated October 23, 1991 between Registrant and Eric Steiner (incorporated by reference to 1992 10-K).

    (i) Letter Agreement dated October 23, 1991 between Registrant and John D. Jackson (incorporated by reference to 1992 10-K).

    (j) Letter Agreement dated October 23, 1991 between Registrant and Michael T. Alcox (incorporated by reference to 1992 10-K).

    (k) Letter Agreement dated October 23, 1991 between Registrant and Donald E. Miller (incorporated by reference to 1992 10-K).

    (l) Letter Agreement dated October 23, 1991 between Registrant and John L. Flynn (incorporated by reference to 1992 10-K).

    (m) Letter Agreement dated April 8, 1993 between Registrant and Thomas Flaherty (incorporated by reference to 1993 10-K).

    (n) Purchase Agreement by and between BTR Dunlop Holdings, Inc., RHI Holdings, Inc., and Registrant, dated as of December 2, 1993 (incorporated by reference to Registrant's current report on Form 8-K dated December 23, 1993).

    (o) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Eric Steiner
            (incorporated by reference to the 1995 10-K).

    (p) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Michael T. Alcox
            (incorporated by reference to the 1995 10-K).

    (q) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Donald E. Miller
            (incorporated by reference to the 1995 10-K).

    (r) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and John L Flynn
            (incorporated by reference to the 1995 10-K).

    (s) Letter Agreement dated October 21, 1994, as amended December 21, 1994, between Registrant and Thomas J. Flaherty
            (incorporated by reference to the 1995 10-K).

   *(t) Letter Agreement dated September 9, 1996, between Registrant and Colin M. Cohen.

    (u)(i) Agreement and Plan of Merger dated as of November 9, 1995 by and among The Fairchild Corporation, RHI, FII and Shared
            Technologies, Inc. ("STI Merger Agreement") (incorporated by reference from the Registrant's Form 8-K dated as of November 9,
            1995).

    (u)(ii) Amendment No. 1 to STI Merger Agreement dated as of February 2, 1996 (incorporated by reference from the Registrant's Form 8-K dated as of March 13, 1996).

   (u)(iii) Amendment No. 2 to STI Merger Agreement dated as of February 23, 1996 (incorporated by reference from the Registrant's Form 8-K dated as of March 13, 1996).

   (u)(iv) Amendment No. 3 to STI Merger Agreement dated as of March 1, 1996 (incorporated by reference from the Registrant's Form 8-K dated as of March 13, 1996).

    (v) Asset Purchase Agreement dated as of January 23, 1996, between The Fairchild Corporation, RHI and Cincinnati Milacron, Inc. (incorporated by reference from the Registrant's Form 8-K dated as of January 26, 1996).

    (w) Credit Agreement dated as of March 13, 1996, among Fairchild Holding Corporation ("FHC"), Citicorp USA, Inc. and certain financial institutions (incorporated by reference to the 1996 10-K).

    (x)(i) Restated and Amended Credit Agreement dated as of July 26, 1996, (the "FHC Credit Agreement"), among FHC, Citicorp USA, Inc. and certain financial institutions.

    (x)(ii) Amendment No. 1, dated as of January 21, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to the March 30, 1997 10-Q).

   (x)(iii) Amendment No. 2 and Consent, dated as of February 21, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to the March 30,1997 10-Q).

  *(x)(iv) Amendment No. 3, dated as of June 30, 1997, to the FHC Credit Agreement dated as of March 13, 1996.

  *(x)(v) Second Amended And Restated Credit Agreement dated as of July 18, 1997, to the FHC Credit Agreement dated as of March 13, 1996.

    (y)(i) Restated and Amended Credit Agreement dated as of May 27, 1996, (the "RHI Credit Agreement"), among RHI, Citicorp USA, Inc. and certain financial institutions. (incorporated by reference to the 1996 10-K).

   (y)(ii) Amendment No. 1 dated as of July 29, 1996, to the RHI Credit Agreement dated as of May 27, 1996 (incorporated by reference to the 1996 10-K).

  *(y)(iii) Amendment No. 2 dated as of April 7, 1997, to the RHI Credit
            Agreement dated as of May 27, 1996.


    (z)(i) 1986 Non-Qualified and Incentive Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 15,
            1990).

    (z)(ii) 1986 Non-Qualified and Incentive Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 21,
            1997).

    (aa) 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 21,
            1997).

    (ab) Stock Exchange Agreement between The Fairchild Corporation and Banner Aerospace, Inc. pursuant to which the Registrant exchanged Harco, Inc. for shares of Banner Aerospace, Inc. (incorporated by reference to the Banner Aerospace, Inc. Definitive Proxy Statement dated and filed with the SEC on February 23, 1996 with respect to the Special Meeting of Shareholders of Banner Aerospace, Inc. held on March 12, 1996).

   (ac)(i) Employment Agreement between RHI Holdings, Inc., and Jacques Moskovic, dated as of December 29, 1994. (incorporated by reference to the 1996 10-K/A).

   (ac)(ii) Employment Agreement between Fairchild France, Inc., and Jacques Moskovic, dated as of December 29, 1994. (incorporated by reference to the 1996 10-K/A).

 *(ac)(iii) Employment Agreement between Fairchild France, Inc., Fairchild
            CDI, S.A., and Jacques Moskovic, dated as of April 18, 1997.

     (ad) Voting Agreement dated as of July 16, 1997, between RHI Holdings, Inc., and Tel-Save Holdings, Inc., (incorporated by reference to the Registrant's Schedule 13D/A, Amendment No. 3, filed
            July 22, 1997, regarding Registrant's stock ownership in Shared Technologies Fairchild Inc.).

     (ae) Allocation Agreement dated April 13, 1992 by and among The Fairchild Corporation, RHI, Rex-PT Holdings, Rexnord
            Corporation, Rexnord Puerto Rico, Inc. and Rexnord Canada Limited (incorporate by reference to 1992 10-K).

     (af) Form Warrant Agreement (including form of Warrant) originally issued by the Company to Drexel Burnham Lambert on March
            13, 1986, subsequently purchased by Jeffrey Steiner and subsequently assigned to Stinbes limited (an affiliate of Jeffrey Steiner), for the purchase of 200,000 shares (now 375,000 share after adjustment for June 1989 two-for-one stock split) of Class A or Class B Common Stock (incorporated herein by reference to Exhibit 4(c) of the Company's Registration Statement No. 33-3521 on Form S-2).

 11 Computation of earnings per share (found at Note 1 in Item 8 to Registrant's Consolidated Financial Statements for the fiscal year ended June 30, 1997).

*21         List of subsidiaries of Registrant.

*23 Consent of Arthur Andersen LLP, independent public accountants.

*27         Financial Data Schedules

 99(a)      Financial statements, related notes thereto and Auditors'
            Report of Banner Aerospace, Inc. for the fiscal year ended March 31, 1997 (incorporated by reference to the Banner Aerospace, Inc. Form 10-K for fiscal year ended March 31, 1997).

 99(b)      Financial statements, related notes thereto and Auditors'
            Report of Shared Technologies Fairchild, Inc. for the fiscal year ended December 31, 1996 (incorporated by reference to the Shared Technologies Fairchild, Inc. Form 10-K for fiscal year ended December 31, 1996).

*Filed herewith.

(b)  Reports on Form 8-K

     Registrant filed no reports on Form 8-K during the last quarter of Fiscal 1997.
                                SIGNATURES
                                ----------

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



Date:  September 23, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.

     Name, Title, Capacity                        Date
     ---------------------                        ----
     Jeffrey J. Steiner                          September 23, 1997
     Chairman, Chief Executive
     Officer, President and Director

     Samuel J. Krasney                           September 23, 1997
     Vice Chairman and Director

     Michael T. Alcox                            September 23, 1997
     Vice President and Director

     Melville R. Barlow                          September 23, 1997
     Director

     Mortimer M. Caplin                          September 23, 1997
     Director

     Colin M. Cohen                              September 23, 1997
     Senior Vice President, Chief
     Financial Officer and Director

     Philip David                                September 23, 1997
     Director

     Harold J. Harris                            September 23, 1997
     Director

     Daniel Lebard                               September 23, 1997
     Director

     Jacques S. Moskovic                         September 23, 1997
     Senior Vice Pesident

     Herbert S. Richey                           September 23, 1997
     Director

     Moshe Sanbar                                September 23, 1997
     Director

     Robert A. Sharpe, II                        September 23, 1997
     Executive Vice President and
     Chief Financial Officer, Fairchild
     Fasteners, and Director

     Eric I. Steiner                             September 23, 1997
     Executive Vice President, Chief
     Operating Officer and Director
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

     Changes in the allowance for doubtful accounts are as follows:

                                         For the Years Ended June 30,
(In thousands)                        ----------------------------------
                                        1997         1996         1995
                                      --------     --------     --------
Beginning balance.................    $  6,327     $  3,971     $  2,284
Charged to cost and expenses......       1,999        2,099        1,868
Charges to other accounts (a).....         491        1,970          (86)
Amounts written off...............        (714)      (1,713)         (95)
                                       -------      -------      -------
Ending balance....................    $  8,103     $  6,327     $  3,971
                                       =======      =======      =======

(a) Recoveries of amounts written off in prior periods, foreign currency translation and the change in related noncurrent taxes.

     Included in Fiscal 1996 is $2,348 relating to the consolidation of Banner Aerospace, Inc. and $(309) from the deconsolidation of the Fairchild Communications Services Company as a result of the Merger.