Form 10-K/A
period 1997-06-30
FAIRCHILD CORP
filed 1997-12-15
CIK 9779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION??
                             Washington, DC 20549

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

      As of November 21, 1997, the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock exchange) of the Registrant held by nonaffiliates was approximately $190.7 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

      As of November 23, 1997, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

    Class A common stock, $.10 par value               14,035,767
                                                     ------------
    Class B common stock, $.10 par value                2,625,616
                                                     ------------


AMENDMENT:

      The purpose of this amendment is to revise and provide additional disclosure for (i) Item 1, "Business", (ii) Item 2, "Properties", (iii)
Item 6, "Selected Financial Data", (iv) Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", (v) Item 8, "Financial Statements and Supplementary Data" and (vi) Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K", as suggested by the SEC staff from their review of the Company's filing.

                          THE FAIRCHILD CORPORATION
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JUNE 30, 1997


PART I

     Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . .

     Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . .


PART II

     Item 6.    Selected Financial Data. . . . . . . . . . . . . . . .

     Item 7.    Management's Discussion and Analysis
                of Results of Operations and
                Financial Condition  . . . . . . . . . . . . . . . . .    4

     Item 8.    Financial Statements and
                Supplementary Data . . . . . . . . . . . . . . . . . .   14

PART IV

     Item 14.   Exhibits, Financial Statement
                Schedules and Reports on Form 8-K  . . . . . . . . . .   70


                                  PART I
                                  ------

ITEM 1.  BUSINESS
-----------------

(a)  General Development of Business

      The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. The Company changed its name from Banner Industries, Inc. to The Fairchild Corporation on November 15, 1990. The Company is a holding company which owns all of the issued and outstanding stock of RHI Holdings, Inc. ("RHI"), and through RHI all of the issued and outstanding stock of Fairchild Holding Corporation ("FHC"). Through RHI, the Company is the majority stockholder of Banner Aerospace, Inc. ("Banner").
   The Company is the largest aerospace fastener manufacturer and is one of the largest independent aerospace parts distributors in the world. Through internal growth and strategic acquisitions, the Company has become one of the leading aircraft parts suppliers to aircraft manufacturers such as Boeing, Airbus, Lockheed Martin, British Aerospace and Bombardier and to airlines such as Delta Airlines and US Airways.
The Company's primary business focus is on the aerospace industry and its business consists primarily of two segments--fasteners and aerospace partsdistribution. The aerospace fasteners segment, which accounted for approximately 51.4% of the Company's net sales in Fiscal 1997, pro forma for the Disposition, manufactures and markets fastening systems used in themanufacturing and maintenance of commercial and military aircraft. The aerospace distribution segment, which accounted for approximately 35.9% of the Company's net sales in Fiscal 1997, pro forma for the Disposition, stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, OEMs, other distributors, fixed-base operators, corporate aircraft operators and other aerospace and non-aerospace companies. The Company's aerospace distribution business is conducted through its 64% owned subsidiary, Banner.
Recent Developments
-------------------

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

(c)  Narrative Description of Business Segments

INDUSTRY OVERVIEW

      The aerospace parts industry currently is enjoying favorable trends driven by strong growth in new commercial aircraft orders, an increase in miles flown by existing aircraft, the need to modify older aircraft to comply  with  noise  regulations  and  increased  orders  for  wide  bodied aircraft.
      Demand for aerospace fasteners and other aerospace parts is closely related to delivery and use rates for commercial and military aircraft. Delivery and use rates are in turn directly related to the actual and projected volume of passenger and freight traffic, average aircraft age, global fleet size and government defense expenditures. According to the Boeing 1997 Current Market Outlook (the "Boeing Market Outlook"), world air traffic grew 6.7% from 1995 to 1996, following a 6.6% increase from 1994 to 1995. Industry sources forecast that world air traffic will grow by more than 5% per year for the next ten years. Boeing also projects that during this period domestic and international airlines will lease or purchase over 7,000 new aircraft, thereby increasing the worldwide commercial fleet from approximately 11,500 aircraft at the end of 1996 to approximately 17,000 aircraft (net of retirements) at the end of 2006.

      Boeing, Airbus and McDonnell Douglas delivered over 277 new aircraft in the first six months of 1997 compared to 184 in the comparable period of the prior year. Orders for new aircraft at these manufacturers remained stable, with 313 orders in the first six months of 1997 compared to 291 in the comparable period of 1996. Cancellations, however, were greatly reduced- -Boeing experienced only five cancellations in the first six months of 1997 as compared to 77 in the first six months of 1996. The Company believes that the world's airlines must continue to add capacity and order new airplanes to be able to meet the anticipated demand.
      The Company believes that over the next five years airlines will be required to replace a significant portion of their existing fleets as the large number of airplanes delivered in the 1960s become increasingly uneconomical to operate and the deadlines for compliance with the stringent noise regulations adopted in the United States and Europe approach.

       The Company's fastener business benefits from noise reduction modifications because modifying an airplane to comply with the noise regulations and remain serviceable requires a substantial number of fasteners. The Boeing Market Outlook reports that 560 airplanes in the U.S. fleet had been modified to meet the new noise standards and projects that 1,080 planes in the U.S. fleet will be noise modified.

      The Boeing Market Outlook projects that average airplane size should rise worldwide over the next ten years. As airlines seek to serve a growing number of air travelers with existing restrictions on arrival and departure slots, airport gates and ramp capacity, commercial aircraft OEMs are experiencing increased orders for heavier, widebodied aircraft of intermediate size. Widebodied aircraft generally require a greater number of fasteners than smaller aircraft.
AEROSPACE FASTENERS

      The Company, through its Aerospace Fasteners segment, is a leading worldwide manufacturer and supplier of fastening systems used in the construction and maintenance of commercial and military aircraft. The Aerospace Fasteners segment accounted for 36.4% and 35.2% of total Company sales for the year ended June 30, 1997 and for the three months ended September 28, 1997, respectively.

 PRODUCTS

      In general, aerospace fasteners produced by the Company are used to join materials in applications that are not of themselves critical to flight. Products range from standard aerospace screws, to more complex systems that fasten airframe structures, and sophisticated latching or quick disconnect mechanisms that allow efficient access to internal parts which require regular servicing or monitoring, The Aerospace Fasteners segment also manufactures and supplies fastening systems used in non-aerospace industrial and electronic niche applications. The Aerospace Fasteners segment produces and sells products under various trade names and trademarks including Voi-Shan(R) (fasteners for aerospace structures), Screwcorp(R) (standard externally threaded products for aerospace applications), RAM(R) (custom designed mechanisms for aerospace applications), Camloc(R) (components for the industrial, electronic, automotive and aerospace markets), Tridair(R) and Rosan(R) (fastening systems for highly-engineered aerospace, military and industrial applications).

     Principal product lines of the Aerospace Fasteners segment include:

      Standard Aerospace Airframe Fasteners--These fasteners consist of standard externally threaded fasteners used in non-critical airframe applications on a wide variety of aircraft. These fasteners include Hi-Torque Speed Drive(R), Tri-Wing(R), Torq-Set(R), Phillips(R) and Hex Heads(R).

      Commercial Aerospace Structural and Engine Fasteners--These fasteners consist of more highly engineered permanent or semi-permanent fasteners used in non-critical but more sophisticated airframe and engine applications, which could involve joining more than two materials. These fasteners are generally engineered to specific customer requirements or manufactured to specific customer specifications for special applications, often involving exactingstandards. These fasteners include Hi-Lok(R), Veri-Lite(R), Eddie-Bolt2(R) and customer proprietary engine nuts.

       Proprietary Products and Fastening Systems--These very highly engineered proprietary fasteners are designed by the Company for specific customer applications and include high performance structural latches and hold down mechanisms. These fasteners are usually proprietary in nature and are primarily used in either commercial aerospace or military applications. These fasteners include Visu-Lok(R), Composi-Lok(R), Keen-serts(R), Mark IV(TM), Flatbeam(TM) and Ringlock(TM).
      Highly Engineered Fastening Systems for Industrial Applications-- Thesehighly engineered fasteners are designed by the Company for specific niche applications in the electronic, automotive and durable goods markets and are sold under the Camloc(R) trade name.

 SALES AND MARKETS

      The products of the Aerospace Fasteners segment are sold primarily to domestic and foreign OEMs, and to the maintenance and repair market throughdistributors. Sixty-six percent of its sales are domestic. Major customers include OEMs such as Boeing, McDonnell Douglas and Airbus and their subcontractors, as well as major distributors such as Burbank Aircraft Supply, Special-T and Wesco. In addition, OEMs have implemented programs to reduce inventories and pursue just-in-time relationships. This has allowed parts distributors to significantly expand their business due to their ability to better meet OEM objectives. In response, the Company, which formerly supplied the OEMs directly, is expanding efforts to provide parts through distributors, by establishing master distributorship agreements, with Special-T, Wesco and others. No single customer accounts for more than 10% of consolidated sales. The Company's backlog of orders in the Aerospace Fasteners segment as of September 28, 1997 was $201 million. The Company anticipates that approximately 95% of such backlog will be delivered by September 28, 1998.
      Products are marketed by a direct sales force team which coordinates efforts with an internal technical sales force team. The direct sales force team is organized by customer and region. The internal sales force is organized by facility and product range and is focused on servicing customers needs, identifying new product applications, and obtaining the approval of new products. All the Company's products are leveraged through centralized advertising and promotional activities.

     Revenues in the Aerospace Fasteners segment bear a strong relationship to aircraft production. As OEMs searched for cost cutting opportunities during the aerospace industry recession, parts manufacturers, including the Company, accepted lower-priced and/or smaller orders to maintain market share, at lower profit margins. However, during the last two years, this situation has improved as build rates in the aerospace industry have increased and resulted in capacity constraints. As lead times have increased, the Company has been able to negotiate contracts with its major customers at more favorable pricing as well as larger minimum lot sizes that are more economic to manufacture. In addition, the Company has eliminated "make and hold" contracts under which large volume buyers require current production of parts for long-term unspecified dates of delivery. Overall, the Company believes existing backlog will result in higher margins due to larger and more efficient lot sizes.
     Fasteners also have applications in the automotive/industrial markets, where numerous special fasteners are required (such as engine bolts, wheel bolts and turbocharger tension bolts). The Company is actively targeting the automotive market as a hedge against any potential downturn in the aerospace industry.
 MANUFACTURING AND PRODUCTION
      The Aerospace Fasteners segment has seven primary manufacturing facilities, of which three are located in the United States and four are located in Europe. Each facility has virtually complete production capability, and subcontracts only those orders which exceed capacity. Each plant is designed to produce a specified product or group of products, determined by production process involved and certification requirements. The Company's largest customers have recognized its quality and operational controls by conferring ISO D1-9000A status at all of its U.S. facilities, and ISO D1-9000 status at all of its European facilities. The Company is the first and only aerospace fasteners manufacturing company with all facilities holding ISO-9000 approval.

      The Company has a fully operational modern information system at all of its U.S. facilities and will expand this information system to all its European operations in Fiscal 1998. The new system performs detailed and timely cost analysis of production by product and facility. Updated MIS systems also help the Company to better service its customers. OEMs require each product to be produced in an OEM-qualified/OEM-approved facility.
 COMPETITION

      Despite intense competition in the industry, the Company remains the dominant manufacturer of aerospace fasteners. The worldwide aerospace fastener market is estimated to be $1.3 billion (before distributor resales). The Company holds approximately 20% of the market and competes with SPS Technologies, Hi-Shear and Huck, which the Company believes hold approximately 13%, 11% and 10% of the market, respectively. In Europe, its largest competitors are Blanc Aero and Southco Fasteners.

      The Company competes primarily in the highly engineered "systems" segment, where its broad product range allows it to more fully serve each OEM and distributor. The Company's product array is diverse and offers customers a large selection to address various production needs. In addition, roughly 45% of the Company's output is unique or is in a market where the Company has a small number of competitors. The Company seeks to maintain its technological edge and competitive advantage over its competitors, and has historically demonstrated its innovative production methods and new products to meet customer demands at fair price levels.

AEROSPACE DISTRIBUTION

      The Company conducts its aerospace parts distribution through Banner. In February 1996, the Company increased its ownership of Banner from 47.2% to 59.3%, and further increased such ownership interest to 64% in June 1997. The Company, through its Aerospace Distribution segment, distributes a wide variety of aircraft parts, which it carries in inventory. In addition to selling products that it has purchased on the open market, the Company also acts as a non-exclusive authorized distributor of several different aerospace related product lines. No single distributor arrangement is material to the Company's financial condition. The Aerospace Distribution segment accounted for 35.9% of total Company sales in Fiscal 1997, pro forma for the Disposition. On December 8, 1997, Banner and eight of its subsidiaries entered into an Asset Purchase Agreement pursuant to which such subsidiaries have agreed to transfer substantially all of their assets to Allied for approximately $345 million of common stock of Allied. The assets transferred to Allied consists primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners.

 PRODUCTS

      Following consummation of the Disposition, the products of the Aerospace Distribution segment will be divided into two groups: rotables and engines. Rotables include flight data recorders, radar and navigation systems, instruments, landing gear and hydraulic and electrical components. Engines include jet engines and engine parts for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. The Aerospace Distribution segment provides a number of services such as immediate shipment of parts in aircraft-on-ground situations. The Aerospace Distribution segment also provides products to OEMs to airlines under inventory management programs. The Aerospace Distribution segment also buys and sells commercial aircraft from time to time.
      Rotable parts are sometimes purchased as new parts, but are generally purchased as used parts which are then overhauled for the Company by outside contractors, including the original manufacturers and FAA-licensed facilities. Rotables are sold in a variety of conditions such as new, overhauled, serviceable and "as is" Rotables may also be exchanged instead of sold. An exchange occurs when an overhauled aircraft part in inventory is exchanged for a used part from the customer and the customer is charged an exchange fee plus the actual cost to overhaul the part. Engines and engine components are sold as is, overhauled or disassembled for resale as parts.

 SALES AND MARKETS

     Subsidiaries of the Aerospace Distribution segment sell their products in the United States and abroad to most of the world's commercial airlines and to air cargo carriers, as well as OEMs, other distributors, fixed base operators, corporate aircraft operators and other aerospace and nonaerospace companies. Approximately 76% of its sales, pro forma for the Disposition, are to domestic purchasers, some of whom may represent offshore users.

      The Aerospace Distribution segment markets its products and services through direct sales forces, outside representatives and, for some product lines, overseas sales offices. Sales in the aviation aftermarket depend on price, service, quality and reputation. The Aerospace Distribution segment's business does not experience significant seasonal fluctuations or depend on a single customer. No single customer accounts for more than 10% of the Company's consolidated revenue, pro forma for the Disposition. The Company's backlog of orders in the Aerospace Distribution segment as of September 28, 1997 was $22 million, pro forma for the Disposition. The
Company anticipates that approximately 90% of such backlog will be delivered by September 28, 1998.

 COMPETITION

      In the rotable group the major competitors are AAR Corp., Air Ground Equipment Services ("AGES"), Aviation Sales Company, The Memphis Group and other large and small companies in a very fragmented industry. The major competitors for Banner's engine group are OEMs such as General Electric Company and Pratt and Whitney, as well as the engine parts division of AAR Corp., AGES, and many smaller companies.

TECHNOLOGIES

        Acquired  by  the  Company  in  June 1994,  Fairchild  Technologies
("Technologies") is a global organization that manufactures, markets and services capital equipment for recordable compact disc ("CD-R") and advanced semiconductor manufacturing. Technologies' products are used to produce CD-Rs, CDs and CD-ROMs, as well as integrated circuits for the data processing, communications, transportation, automotive and consumer electronic industries,as well as for the military.

 PRODUCTS

      Technologies is a leader in microlithography manufacturing in Europe and has four product lines, the first being equipment for wafer microlithography processing. This includes the mainstay Series 6000 Flexible Wafer Process Line, consisting of lithographic processing systems with flexible material flow, modular design and high throughput, and the recently designed Falcon Modular Microlithography System for 0.25 micron (65/256 Mbit DRAM) device manufacturing. The Falcon system has a fully modular design and is expandable to accommodate expected technological advancements and specific customer configurations.

      Technologies has combined new and proven technology and a number of leading edge components and systems in compact disc processing to recently develop its Compact Disc Recordable ("CD-R10X") manufacturing system. The CD-R10X system is a state of the art design for producing cost effective recordable CDs by combining a high quality injection molding machine with scanning, inspection, and pneumatic handling systems.
      A third line is modular process equipment for use by the fabricators of liquid crystal displays. Technologies supplies advanced modular solutions with high throughput, small footprint and minimum cost of ownership. Technologies is also a leading manufacturer of photolithography processing equipment for photomask and thinfilm products.

      Technologies specializes in providing system solutions, and in coating, developing, priming, etching, stripping, cleaning and thermal processing of wafers, substrates and related semiconductor products.

 SALES AND MARKETS

       With a strong base of controls/clean room technology and software/services engineering, Technologies is able to provide systems with multiple modular designs for a variety of customer applications. Today, more than 1,000 Technologies wafer production systems are in operation worldwide. Approximately 60% of the Company's Fiscal 1997 business was derived from wafer related products and services. The remaining 40% was divided between LCD and CD related systems, products, and services. Major customers in the wafer product line include Motorola, Samsung, Siemens, GEC Plessey, Texas Instruments, National Semiconductor, Macronix, and Erso. Other major customers include Philips and Litton for the LCD product line, Sonopress (Bertelsmann), and Krauss Maffei for the CD product line, and Hyundai, NEC and Canon for the photomask product line. Approximately 76.3% of Technologies' sales were to foreign customers.

 MANUFACTURING AND PRODUCTION

      Technologies has two manufacturing facilities consisting of Fairchild
Technologies   GmbH,   located  in  Vaihingen,   Germany,   and   Fairchild
Technologies USA, Inc. located in Fremont, California.

 COMPETITION
     The wafer product line competes with Tokyo Electron, Dai Nippon Screen and the Silicon Valley Group. Competitors in the CD product line consist of Robi Systems, Leybold and Marubeni. Competition in the photomask product line is provided by Mitsubishi Toyo, Tasmo and Solid State Equipment.

NACANCO PAKETLEME

      Established in 1987, Nacanco is the largest manufacturer of aluminum cans for soft drinks and beer in Turkey with an estimated 80% market share. Nacanco generated EBITDA of approximately $39 million on annual sales of $107 million for the fiscal year ended December 31, 1996. The Company owns 31.9% of the common stock, with Pechiney International SA and its subsidiaries holding substantially all of the balance. The Company received from Nacanco cash dividends in excess of $3 million in each of the past two fiscal years.

REAL ESTATE

      The Company has significant real estate holdings having a book value of approximately $54.1 million as of June 30, 1997. The Company's real estate holdings consist of (i) 80 acres on Long Island, New York which are currently being developed into retail centers; (ii) various industrial buildings from which the Company receives rental income; and (iii) property to be used as landfills upon the receipt of necessary licenses and government approvals.

RESEARCH AND PATENTS

      The Company's research and development activities have included: applied research; development of new products; testing and evaluation of, and improvements to, existing products; improvements in manufacturing techniques and processes; development of product innovations designed to meet government safety and environmental requirements; and development of technical services for manufacturing and marketing. The Company's sponsored research and development expenditures amounted to $7.8 million, $0.1 million and $1.0 million for the years ended June 30, 1997, 1996, and 1995, and $0.6 million for the three months ended September 28, 1997, respectively, substantially all of such expenditures being attributable to Fairchild Technologies. The Company owns patents relating to the design and manufacture of certain of its products and is a licensee of technology covered by the patents of other companies. The Company does not believe that any of its business segments are dependent upon any single patent.

PERSONNEL

      As of June 30, 1997, pro forma for the Disposition, the Company had approximately 3,400 employees. Approximately 5% of these employees were covered by collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.
ITEM 2. PROPERTIES
------------------

      As of June 30, 1997, pro forma for the Disposition, the Company owned or leased properties totaling approximately 1,631,000 square feet, approximately 1,046,000 square feet of which was owned and 585,000 square feet was leased. The Aerospace Fasteners segment's properties consisted of approximately 1,020,000 square feet, with principal operating facilities concentrated in Southern California, France and Germany. The Aerospace Distribution segment's properties consisted of approximately 380,000 square feet, with principal operating facilities of approximately 295,000 square feet located in Florida, and Texas. Corporate and other operating properties consisted of approximately 117,000 square feet, with principal operating facilities of approximately 82,000 square feet located in California and Germany. The Company owns its corporate headquarters at Washington-Dulles International Airport.
      The Company has several parcels of property which it is attempting to market, lease and/or develop, including: (i) an eighty acre parcel located in Farmingdale, New York; (ii) a six acre parcel in Temple City, California; (iii) an eight acre parcel in Chatsworth, California; and (iv) several other parcels of real estate, primarily located throughout the continental United States.

      The following table sets forth the location of the larger properties used in the continuing operations of the Company, their square footage, the business segment or groups they serve and their primary use. Each of the properties owned or leased by the Company is, in management's opinion, generally well maintained, suitable to support the Company's business and adequate for the Company's present needs. All of the Company's occupied properties are maintained and updated on a regular basis.
                            OWNED OR SQUARE
PRIMARY
      LOCATION              LEASED  FOOTAGE BUSINESS SEGMENT/GROUP      USE
      --------             -------- ------- ---------------------- --------
-----   Saint Cosme, France...   Owned   304,000 Aerospace Fasteners
Manufacturing   Torrance, California..   Owned   284,000 Aerospace
Fasteners    Manufacturing   Carrollton, Texas.....   Leased  173,000
Aerospace Distribution Distribution   City of Industry,
    California...........   Owned   140,000 Aerospace Fasteners
Manufacturing   Chantilly, Virginia...   Owned   125,000 Corporate
Office   Lakeland, Florida.....   Leased   65,000 Aerospace Distribution
Distribution   Ft. Lauderdale,    Florida..............   Leased   57,000
Aerospace Distribution Distribution   Toulouse, France......   Owned
56,000 Aerospace Fasteners    Manufacturing   Fremont, California...
Leased   54,000 Technology Products    Manufacturing   Santa Ana,
California...........   Owned    50,000 Aerospace Fasteners
Manufacturing   Vaihingen, Germany....   Leased   49,000 Technology
Products    Manufacturing   Kelkheim, Germany.....   Leased   42,000
Aerospace Fasteners    Manufacturing   Fremont, California...   Leased
31,000 Technology Products    Manufacturing

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Five-Year Financial Summary
(In thousands, except per share data)

For the years ended June 30,            1997       1996        1995        1994
1993
---------------------------         ----------  ----------  ----------  -------
---  ----------
Summary of Operations:
   Net  sales........................ $  731,960  $  409,520  $   256,840   $
203,456  $  247,080
    Gross   profit.....................     205,123       94,911       37,614
28,415      42,609
   Operating  income  (loss)..........      30,517       (9,115)     (31,917)
(46,845)    (29,595)
    Net  interest  expense.............      47,798       56,586       64,371
66,670      67,162
  Earnings (loss) from continuing
      operations.....................      (1,818)     (33,661)      (57,763)
4,834     (62,413)
  Earnings (loss) per share from
    continuing operations:
        Primary......................        (.10)       (2.03)        (3.59)
 .30       (3.87)
        Fully  diluted................        (.10)       (1.97)       (3.59)
 .30       (3.87)
Balance Sheet Data:
   Total  assets..................... $1,067,333  $1,009,938  $   850,294   $
866,621  $  941,675
  Long-term debt, less current
      maturities.....................     416,922       368,589       509,715
522,406     566,491
  Redeemable preferred stock of
      subsidiary.....................        --            --          16,342
17,552      17,732
    Stockholders'  equity.............     229,625      231,168        40,180
69,494      53,754
     per  outstanding  common  share...       13.81        14.10         2.50
4.32        3.34

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

GENERAL

      The Company is the largest aerospace fastener manufacturer and is one of the largest independent aerospace parts distributors in the world. Through internal growth and strategic acquisitions, the Company has become one of the leading aircraft parts suppliers to aircraft manufacturers such as Boeing, Airbus, Lockheed Martin, British Aerospace and Bombardier and to airlines such as Delta Airlines and US Airways.

      The Company's primary business focus is on the aerospace industry and its business consists primarily of two aerospace segments--aerospace fasteners and aerospace parts distribution. The aerospace fasteners segment, which accounted for approximately 51.4% of the Company's net sales in Fiscal 1997, pro forma for the Disposition, manufactures and markets fastening systems used in the manufacturing and maintenance of commercial and military aircraft. The aerospace distribution segment, which accounted for approximately 35.9% of the Company's net sales in Fiscal 1997, pro forma for the Disposition, stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, OEMs, other distributors, fixed-base operators, corporate aircraft operators and other aerospace and non-aerospace companies. The Company's aerospace distribution business is conducted through its 64% owned subsidiary, Banner.

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

RECENT DEVELOPMENTS AND SIGNIFICANT BUSINESS COMBINATIONS

      On November 20, 1997, STFI, a corporation of which the Company owns approximately 42% of the outstanding common stock, entered into a merger agreement with Intermedia Communications, Inc. ("Intermedia") pursuant to which holders of STFI common stock will receive $15.00 per share in cash. In connection with the STFI Sale, the Company has received approximately $85 million in cash (before tax) in Exchange for certain preferred stock of STFI and expects to receive an additional $93 million in cash (before tax) in the first three months of 1998 in exchange for the 6,225,000 shares of common stock of STFI owned by the Company. The Intermedia transaction replaces an earlier merger agreement with the Tel-Save Holdings, Inc. under which the Company would have received consideration primarily in common stock of Tel-Save Holdings, Inc. Consummation of the STFI Sale is subject to certain conditions.

     On December 8, 1997, Banner and eight of its subsidiaries entered into an Asset Purchase Agreement pursuant to which such subsidiaries have agreed to transfer substantially all of their assets to AlliedSignal Inc. ("Allied") for approximately $345 million of common stock of Allied (the "Disposition"). The assets sold to Allied consist primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other type of fasteners. Approximately $170 million of the common stock received from Allied will be used to repay outstanding term loans of Banner's subsidiaries and related fees. Consummation of the Disposition is subject to certain conditions. The Company is effecting the Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Disposition presented a unique opportunity to realize a significant return on the sale of the hardware group.

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

RESULTS OF OPERATIONS

      The  Company  currently reports in two principal  business  segments:
Aerospace Fasteners and Aerospace Distribution. The Company consolidated pre March 13, 1996 operating results from the Communications Services segment and, effective February 25, 1996, began to consolidate the operating results of the Aerospace Distribution segment. The results of FT, together with the results of Gas Springs and SBC are included in Corporate and Other. The following table illustrates the historical sales and operating income of the Company's operations for the past three years.

                                         For the years ended June 30,
(In thousands)                         --------------------------------
                                         1997        1996        1995
Sales by Segment:                      --------    --------    --------
  Aerospace Fasteners...............   $269,026    $218,059    $215,364
  Aerospace Distribution (a)........    411,765     129,973        --
  Corporate and Other(b)............     66,382      67,330      41,476
  Eliminations (c)..................    (15,213)     (5,842)       --
                                        -------     -------     -------
Sales...............................   $731,960    $409,520    $256,840
                                        =======     =======     =======
Operating Income (Loss) by Segment:
  Aerospace Fasteners (d)...........   $ 17,390    $    135    $(11,497)
  Aerospace Distribution (a)........     30,891       5,625        --
  Corporate and Other (b)...........    (17,764)    (14,877)    (20,420)
                                        -------     -------     -------
Operating income (loss).............   $ 30,517    $ (9,115)   $(31,917)
                                        =======     =======     =======

(a)   Effective  February  25,  1996,  the  Company  became  the   majority
shareholder of Banner Aerospace, Inc. and, accordingly, began consolidating their results as of that date.

(b)  Includes  sales  from Fairchild Technologies of $57.7  million,  $60.3 million, and $38.0 million in 1997, 1996 and 1995, respectively, and  gross margin  from  Fairchild Technologies of $23.8 million, $20.8  million,  and
$11.1 million, respectively.

(c) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.

(d) Includes restructuring charges of $2.3 million in Fiscal 1996.

      The following unaudited pro forma table illustrates sales and operating income of the Company's operations by segment, on a pro forma basis, as if the Company had operated in a consistent manner for the past three years ended June 30, 1997, 1996 and 1995. The pro forma results are based on the historical financial statements of the Company and Banner as though the Disposition and consolidation of Banner had been in effect since the beginning of each period. The pro forma information is not necessarily indicative of the results of operations that would actually have occurred if the transactions had been in effect since the beginning of each period, nor is it necessarily indicative of future results of the Company.

                                         For the years ended June 30,
(In thousands)                         --------------------------------
                                         1997        1996        1995
Pro Forma Sales by Segment:            --------    --------    --------
  Aerospace Fasteners (a)...........   $269,026    $197,099    $190,287
  Aerospace Distribution............    187,768     153,830     108,359
  Corporate and Other...............     66,382      67,330      41,476
  Eliminations......................        (29)       --          --
                                        -------     -------     -------
                                       $523,147    $418,259    $340,122
                                        =======     =======     =======
Pro Forma Operating Income (Loss)
  by Segment:
  Aerospace Fasteners (a)...........   $ 17,390    $ (2,639)   $(15,736)
  Aerospace Distribution ...........      8,272       5,431      (9,995)
  Corporate and Other...............    (17,764)    (14,876)    (20,420)
                                        -------     -------     -------
Operating income (loss).............   $  7,898    $(12,084)   $(46,151)
                                        =======     =======     =======

(a) Fiscal 1997 results include sales of $27.2 million and operating income of $1.2 million provided by Simmonds since its acquisition in February 1997.

Consolidated Results
--------------------

      Net sales of $731.9 million in Fiscal 1997 improved significantly by $322.4 million, or 78.7%, compared to sales of $409.5 million in Fiscal 1996. Sales growth was stimulated by the resurgent commercial aerospace industry, together with the effects of several strategic business combinations over the past 18 months. Net sales in Fiscal 1996 were up 59.3% from Fiscal 1995 reflecting strong sales performances from the Aerospace Fasteners segment and Fairchild Technologies ("FT"), included in the Corporate and Other business segment, and the inclusion of four months of sales from the Aerospace Distribution segment. On a pro forma basis, net sales increased 25.1% and 23.0% in Fiscal 1997 and 1996, respectively, as compared to the previous Fiscal periods.

      Gross Margin as a percentage of sales was 28.0%, 23.2%, and 14.6% in Fiscal 1997, 1996, and 1995, respectively. The increase in the current year was attributable to higher revenues combined with continued productivity improvements achieved during Fiscal 1997. The increase in Fiscal 1996 compared to Fiscal 1995 was due to consolidation of plants, elimination of product lines, substantial downsizing and new productivity programs put in place.

     Selling, General & Administrative expense as a percentage of sales was 21.8%, 23.9%, and 25.6% in Fiscal 1997, 1996, and 1995, respectively. The increase in the current year was attributable primarily to the increase in selling and marketing costs incurred to support the increase in sales. The decrease in Fiscal 1996 compared to Fiscal 1995 was due primarily to the positive results obtained from restructuring and downsizing programs put in place earlier.

      Operating income of $30.5 million in Fiscal 1997 increased $39.6 million compared to operating income of $9.1 million in Fiscal 1996. The increase in operating income was due primarily to the current year's growth in sales and increased operational efficiencies. Operating income in Fiscal 1996 improved by $22.8 million over Fiscal 1995 due primarily to improved cost efficiencies applied in the Aerospace Fasteners segment and the sales increase from FT in the Corporate and Other business segment. On a pro forma basis, operating income increased $20.0 million in Fiscal 1997, as compared to Fiscal 1996, and $34.1 million in Fiscal 1996, as compared to Fiscal 1995.

     Net interest expense decreased 15.5% in Fiscal 1997 compared to Fiscal 1996, and decreased 12.1% in Fiscal 1996 compared to Fiscal 1995. The decreases are due to lower borrowings as a result of the sale of DME and the Merger, both of which significantly reduced the Company's total debt.

      Investment income, net, was $6.7 million, $4.6 million and $5.7 million in Fiscal 1997, 1996, and 1995, respectively. The 45.4% increase in Fiscal 1997 is due primarily to realized gains from the sale of investments in Fiscal 1997. The 19.8% decrease in Fiscal 1996 resulted from losses realized on the write-off of two foreign investments.

      Equity in earnings of affiliates decreased $0.2 million in Fiscal 1997, compared to Fiscal 1996, and increased $3.2 million in Fiscal 1996, compared to Fiscal 1995. The current year's decrease is attributable to the lower earnings of Nacanco. The prior year's increase was due primarily to higher earnings from Nacanco, which improved the Company's equity in earnings by $2.6 million.

     Nonrecurring income in Fiscal 1997 includes the $2.5 million gain from the sale of SBC.

      Income Taxes included a $5.2 million tax benefit in Fiscal 1997 on a pre-tax loss of $7.0 million from continuing operations. The tax benefit was due primarily to reversing Federal income taxes previously provided due to a change in the estimate of the required tax accruals. In Fiscal 1996, the tax benefit from the loss from continuing operations was $26.3 million.

      Earnings from discontinued operations, net, include the earnings, net of tax, from STFI in Fiscal 1997 and 1996, and FCS, DME and Data in Fiscal 1996 and 1995.

     The $53.6 million gain on disposal of discontinued operations resulted primarily from the sale of DME to CMI in Fiscal 1996. Fiscal 1996 also includes a $163.1 million nontaxable gain resulting from the Merger.

      Extraordinary items, net, resulted from premiums paid for, and redemption costs and consent fees associated with, the retirement of the Senior Notes and the write off of deferred loan fees, related primarily to Senior Notes and bank debt extinguished prior to maturity. This totaled $10.4 million, net of a tax benefit, in Fiscal 1996.

      Net earnings in Fiscal 1997, compared to Fiscal 1996, after excluding the gain on sale of discontinued operations of $163.1 million from the Merger and the $53.6 million gain on sale of discontinued operations in 1996 from the sale of DME, improved $28.3 million, reflecting a $39.6 million improvement in operating profit. The net earnings increased $223.5 million in Fiscal 1996, compared to Fiscal 1995, due primarily to the gain, net of tax, from the sale of discontinued operations.

Segment Results
---------------

Aerospace Fasteners Segment
---------------------------

     Sales in the Aerospace Fasteners segment increased by $51.0 million to $269.0 million, up 23.4% in Fiscal 1997, compared to the Fiscal 1996 period, reflecting significant growth in the commercial aerospace industry combined with the Simmonds acquisition. New orders have been strong in recent months resulting in a backlog of $195.7 million at June 30, 1997, up from $109.9 million at June 30, 1996. Sales increased slightly in Fiscal 1996 compared to Fiscal 1995. The Harco division was transferred to the Aerospace Distribution segment on February 25, 1996. On a pro forma basis, sales increased 36.5% in Fiscal 1997, compared to Fiscal 1996 and 3.6% in Fiscal 1996, compared to Fiscal 1995.

      Operating income improved from breakeven to $17.4 million during Fiscal 1997, compared to Fiscal 1996. This improvement was achieved as a result of accelerated growth in the commercial aerospace industry, particularly in the second half of the year. Certain efficiencies achieved during Fiscal 1997 continued to have positive effects on operating income. Operating income was positive in the Aerospace Fasteners segment, which was an $11.6 million improvement in the Fiscal 1996 period over the corresponding Fiscal 1995 period. During Fiscal 1996, operating losses decreased significantly in the Aerospace Fasteners segment, due primarily to the cost of management changes, consolidation of plants, eliminating unprofitable product lines, pricing adjustments, substantial work force downsizing and new productivity, quality and marketing programs. A restructuring charge of $2.3 million was recorded in Fiscal 1996, primarily for severance pay to employees terminated as a result of further downsizing. On a pro forma basis, operating income increased $20.0 million in Fiscal 1997, as compared to Fiscal 1996, and $13.1 million in Fiscal 1996, as compared to Fiscal 1995.

Aerospace Distribution Segment
------------------------------

      Aerospace Distribution sales were up $281.8 million and operating income was up $25.3 million, primarily the result of reporting twelve months in Fiscal 1997 versus four months in Fiscal 1996. On a twelve-month pro forma basis sales were up $33.9 million, or 22.1%, and operating income was up $2.8 million, or 52.3%. Sales increases in all three groups, hardware, rotables and engines contributed to these strong results. This segment has benefited from the extended service lives of existing aircraft, growth from acquisitions and internal growth, which has increased market share.

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

Corporate and Other
-------------------

      The Corporate and Other segment includes Fairchild Technologies, Camloc Gas Springs Division and Fairchild Scandinavian Bellyloading Co. AB
(SBC) (formerly the Technology Products segment). Sales improved at SBC which, was sold effective as of Fiscal 1997 year-end. Over the past three years, corporate administrative expense as a percentage of sales has decreased from 5.1% in 1995 to 3.5% in 1996 to 2.2% in 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Net cash used by operating activities for the fiscal years ended June
30,   1997   and  1996  amounted  to  $97.0  million  and  $48.7   million,
respectively.  The primary use of cash for operating activities  in  fiscal
1997  was  an  increase  in  accounts  receivable  of  $56.0  million   and
inventories of $46.4 million which was mainly to support the Company's sales growth. The primary use of cash for operating activities in fiscal 1996 was a decrease in accounts payable, accrued liabilities and other long-term liabilities of $36.5 million.

     Net cash provided from investing activities for the fiscal years ended June 30, 1997 and 1996 amounted to $80.0 million and $57.5 million, respectively. The primary source of cash from investing activities in fiscal 1997 was the sale of discontinued operations, including DME, of
$173.7 million, which was slightly offset by the acquisition of subsidiaries in the amount of $55.9 million. The primary source of cash from investing activities in fiscal 1996 was the sale of discontinued operations of $71.6 million.

     Net cash used for financing activities for the fiscal years ended June 30, 1997 and 1996 amounted to $1.5 million and $39.4 million, respectively. The primary use of cash for financing activities in fiscal 1997 was the repayment of debt and the repurchase of debentures of $157.0 million offset by proceeds from the issuance of additional debt of $154.4 million. The primary use of cash for financing activities in fiscal 1996 was the repayment of debt and the repurchase of debentures of $198.8 million which was partially offset by proceeds from the issuance of additional debt of $157.9 million.

     The Company intends to issue three million shares of common stock (the "Offering") and enter into a New Credit Facility that will provide for total lending commitments of up to $300 million. The New Credit Facility will be comprised of a revolving credit facility and a term loan facility.

      With the proceeds of the Offering, borrowings under the New Credit Facility and the after tax proceeds the Company has already received from the STFI Sale, the Company will refinance substantially all of its existing indebtedness (other than indebtedness at Banner), consisting of the 11 7/8% Senior Debentures due 1999, the 12% Intermediate Debentures due 2001, the 13 1/8% Subordinated Debentures due 2006, the 13% Junior Subordinated debentures due 2007 and its existing bank indebtedness. The Refinancing will reduce the Company's total net indebtedness by approximately $132 million and will reduce the Company's annual interest expense, on a pro forma basis, by approximately $21 million. The completion of the STFI Sale will reduce the Company's annual interest expense by approximately $3 million. In addition, a portion of the proceeds from the Disposition will be used to repay all of Banner's outstanding bank indebtedness, which will further reduce the Company's annual interest expense by an additional $14 million.

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

      On November 20, 1997, STFI, a corporation of which the Company owns approximately 42% of the outstanding common stock, entered into a merger agreement with Intermedia pursuant to which holders of STFI common stock will receive $15.00 per share in cash. In connection with the STFI Sale the Company has received approximately $85 million in cash (before tax) in exchange for certain preferred stock of STFI and expects to receive an additional $93 million in cash (before tax) during the first three months of 1998 in exchange for the 6,225,000 shares of common stock of STFI owned by the Company. The Intermedia transaction replaces an earlier merger agreement with the Tel-Save Holdings, Inc. under which the Company would have received consideration primarily in common stock of Tel-Save Holdings, Inc.

     On December 8, 1997, Banner and eight of its subsidiaries entered into an Asset Purchase Agreement pursuant to which such subsidiaries have agreed to transfer substantially all of their assets to AlliedSignal Inc. ("Allied") for approximately $345 million of common stock of Allied. The assets to be transferred to Allied pursuant to the Asset Purchase Agreement consist primarily of Banner's hardware group, which includes the distribution of bearings, nuts bolts, screws, rivets and other type of fasteners. Approximately $170 million of the consideration received from the Disposition will be used to repay outstanding term loans of Banner's subsidiaries and related fees. Consummation of the Disposition is subject to certain conditions. The Company is effecting the Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Disposition presented a unique opportunity to realize a significant return on the sale of the hardware group.

     The increase in the Company's shareholder's equity is expected to be approximately $36,501 resulting from the gain on sale projected to be recorded at the closing of the Disposition of $103,379 and an estimated tax provision of $41,826 and a minority interest effect of $25,052. The operating income (loss) of the subsidiaries included in the Disposition was $22,619 and $6,049 for fiscal year 1997 and the three months ended September 28, 1997. Whereas the Company will no longer benefit from the operations of the disposed Banner subsidiaries it expects to benefit from lower interest expense and dividends paid on the Allied stock.

The Company may effect a spin-off of certain non-aerospace assets as soon as is reasonably practicable following receipt of a solvency opinion relating to these assets and all necessary governmental and third party approvals (the "Spin-Off"). The solvency opinion with respect to the Spin-Off is required by the Company's lenders and board of directors. In order to effect a Spin-Off, approval is required from the board of directors of the Company, however, shareholder approval is not required. The ability of the Company to consummate a Spin-Off is contingent, among other things, on the ability of the Company to obtain consents and waivers under the Company's existing indebtedness and the New Credit Facility. The Company is presently in negotiations with its lenders regarding obtaining such consents and waivers and at the present time the Company has not reached an agreement with its lenders that will allow the Company to consummate a Spin-Off. There is no assurance that the Company will be able to obtain the necessary consents and waivers from its lenders and consequently there is no assurance that the Company will be able to consummate a Spin-Off. In addition, the Company may encounter unexpected delays in effecting a Spin-Off, and the Company can make no assurance as to the timing thereof. In addition, prior to the consummation of a Spin-Off, the Company may sell, restructure or otherwise change the assets and liabilities that will be in Spin-Off, or for other reasons elect not to consummate a Spin-Off. Consequently, there can be no assurance that a Spin-Off will occur.

      In connection with the Spin-Off, it is anticipated that the Company will enter into an indemnification agreement pursuant to which the resulting Spin-Off company will assume and be solely responsible for all known and unknown past, present and future claims and liabilities of any nature relating to the Pension Reversion Case (as described under "Business- -Legal Proceedings"); certain environmental liabilities currently recorded as $8.3 million, but for which it is reasonably possible the total expense could be $13.0 million; certain retiree medical cost and liabilities related to discontinued operations for which the Company has accrued approximately $31.3 million as of September 28, 1997 (see Note 11 to the Company's Consolidated Financial Statements); and certain tax liabilities. In addition, the Spin-Off company would also be responsible for all liabilities relating to the Technologies business. Responsibility for such liabilities would require significant commitments.

      Should a Spin-Off, as presently contemplated, occur prior to June of 1999, a Spin-Off will be a taxable transaction to shareholders of the Company and could result in a material tax liability to the Company and its stockholders. The amount of the tax to the Company and the Shareholders is uncertain, and if the tax is material to the Company, the Company may elect not to consummate a Spin-Off. Because circumstances may change and because provisions of the Internal Revenue Code of 1986, as amended, may be further amended from time to time, the Company may, depending on various factors, restructure or delay the timing of a Spin-Off to minimize the tax consequences thereof to the Company and its stockholders.

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


                                                                     Page
                                                                     ----

     Consolidated Balance Sheets as of June 30, 1997 and 1996......   28

     Consolidated Statements of Earnings For The Three Years Ended
     June 30, 1997, 1996, and 1995.................................   30

     Consolidated Statements of Stockholders' Equity For The Three
     Years Ended June 30, 1997, 1996, and 1995.....................   32

     Consolidated Statements of Cash Flows For The Three Years
     Ended June 30, 1997, 1996, and 1995...........................   33

     Notes to Consolidated Financial Statements....................   35

     Report of Independent Public Accountants......................   69

     Supplementary data regarding "Quarterly Financial Information (Unaudited)" is set forth under Item 8 in Note 23 to Consolidated Financial Statements.

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


            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)

                                                   For the Years Ended June
30,
                                                 --------------------------
------
                                                       1997            1996
1995
                                                 --------    --------    --
------
Revenue:
   Net  sales  of  products......................     $731,960     $409,520
$256,840
    Other  income  (expense).....................         (658)         635
1,169
                                                  -------     -------     -
------
                                                     731,302        410,155
258,009
Costs and expenses:
   Cost  of  goods  sold.........................      526,837      314,609
219,226
   Selling,  general  &  administrative..........      161,309       98,075
65,830
    Research  and  development...................        7,807           94
974
    Amortization  of  goodwill...................        4,832        4,173
3,896
    Restructuring..............................          --           2,319
--
                                                  -------     -------     -
------
                                                     700,785        419,270
289,926

Operating  income  (loss)......................       30,517        (9,115)
(31,917)

Interest   expense.............................        52,493        64,658
67,742
Interest   income..............................       (4,695)       (8,072)
(3,371)
                                                  -------     -------     -
------
Net   interest  expense.........................       47,798        56,586
64,371

Investment   income,  net.......................        6,651         4,575
5,705
Equity  in  earnings  of  affiliates.............        4,598        4,821
1,607
Minority   interest............................       (3,514)       (1,952)
(2,293)
Nonrecurring   income..........................        2,528        (1,724)
--
                                                  -------     -------     -
------
Earnings (loss) from continuing
   operations  before  taxes....................       (7,018)     (59,981)
(91,269)
Income   tax  benefit...........................        5,200        26,320
33,506
                                                  -------     -------     -
------
Earnings  (loss)  from  continuing operations...       (1,818)     (33,661)
(57,763)
Earnings  from  discontinued  operations,  net...        3,149       17,087
23,843
Gain (loss) on disposal of discontinued
    operations,  net............................         --         216,716
(259)
                                                  -------     -------     -
------
Earnings  (loss)  before  extraordinary  items...        1,331      200,142
(34,179)
Extraordinary  items,  net.....................         --         (10,436)
355
                                                  -------     -------     -
------
Net   earnings  (loss)..........................     $   1,331     $189,706
$(33,824)
                                                     =======        =======
=======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)

                                              For the Years Ended June 30,
                                            -------------------------------
-
                                              1997        1996        1995
                                            --------    --------    -------
-
Primary Earnings (Loss) Per Share:
  Earnings (loss) from continuing
     operations...........................    $   (.10)     $  (2.03)     $
(3.59)
  Earnings from discontinued operations,
    net..................................       .18        1.03        1.48
  Gain (loss) on disposal of discontinued
       operations,    net......................          --           13.06
(.01)
                                             -------     -------     ------
-
  Earnings (loss) before extraordinary
        items................................           .08           12.06
(2.12)
  Extraordinary items, net...............       --         (.63)        .02
                                             -------     -------     ------
-
   Net  earnings  (loss) per share..........   $    .08      $  11.43     $
(2.10)
                                                   =======          =======
=======

Fully Diluted Earnings (Loss) Per Share:
  Earnings (loss) from continuing
      operations...........................    $   (.10)     $  (1.97)    $
(3.59)
  Earnings from discontinued operations,
    net..................................       .18        1.00        1.48
  Gain (loss) on disposal of discontinued
       operations,    net......................          --           12.67
(.01)
                                             -------     -------     ------
-
  Earnings (loss) before extraordinary
        items................................           .08           11.70
(2.12)
  Extraordinary items, net...............       --         (.61)        .02
                                             -------     -------     ------
-
   Net  earnings  (loss) per share..........   $    .08      $  11.09     $
(2.10)
                                                   =======          =======
=======

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


            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                      Class A  Class B                 Cumulative
                       Common  Common Paid-in Retained Translation Treasury
                         Stock   Stock   Capital Earnings  Adjustment   Stock
Other    Total
                        -----  -----  ------- -------- ----------- -------   --
----  -------
Balance,  July 1, 1994  $1,965 $ 270  $66,775 $52,736    $  872     $(51,719)
$(1,405) $69,494
Net  loss..............   -       -        -     (33,824)      -            -
-     (33,824)
Cumulative translation
  adjustment,  net......   -      -        -        -         2,989         -
-       2,989
Gain on purchase of
 preferred stock of
  subsidiary...........   -       -         236     -          -            -
-         236
Reduction of minimum
  liability for pensions  -       -        -        -          -            -
1,405    1,405
Net unrealized holding
 loss on available-for-
  sale  securities......   -      -        -        -          -            -
(120)    (120)
                        -----  ----   ------  ------    ------     -------   --
----  -------
Balance,  June 30, 1995  1,965   270   67,011  18,912     3,861      (51,719)
(120)  40,180
Net  earnings..........   -       -        -     189,706       -            -
-     189,706
Cumulative translation
  adjustment,  net......   -      -        -        -        (1,101)        -
-      (1,101)
Fair market value of
  stock  warrants issued   -      -       1,148     -          -            -
-       1,148
Proceeds received from
  options  exercised....     28   -       1,481     -          -            -
-       1,509
Exchange of Class B
 for Class A common
  stock................      7     (7)     -        -          -            -
-        -
Gain realized on
 retirement of
 preferred stock of
  subsidiary...........   -       -        (274)    -          -            -
-         (274)
                        -----  ----   ------  -------   ------     -------   --
----   -------
Balance,  June 30, 1996  2,000   263   69,366  208,618    2,760      (51,719)
(120)  231,168
Net  earnings..........   -      -        -        1,331      -             -
-       1,331
Cumulative translation
  adjustment,  net......   -      -        -        -        (4,620)        -
-       (4,620)
Fair market value of
  stock  warrants issued   -      -         546     -          -            -
-          546
Proceeds received from
  options  exercised....     23   -       1,103     -          -            -
-        1,126
Net unrealized holding
 gain on available-for-
  sale  securities......   -      -        -        -          -            -
74        74
                        -----  ----   ------  -------   ------     -------   --
----   -------
Balance, June 30, 1997 $2,023 $ 263  $71,015 $209,949  $(1,860)   $(51,719) $
(46) $229,625
                         =====   ====   ======  =======   ======      =======
======   =======




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


           THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                            For  the  Years
Ended June 30,
                                                         ------------------
--------------
                                                           1997        1996
1995
Cash flows from operating activities:                    --------    ------
--    --------
Net  earnings  (loss)...................................   $    1,331     $
189,706   $ (33,824)
Adjustments to reconcile net earnings (loss) to net
  cash used for operating activities:
       Depreciation   and   amortization.....................        25,935
21,653      20,879
      Accretion   of  discount  on  long-term  liabilities....        4,963
4,686       4,773
      Net   gain   on  the  merger  of  subsidiaries............         --
(162,703)       --
      Net   gain  on  the  sale  of  discontinued  operations...         --
(53,942)       --
      Extraordinary   items,   net  of  cash   payments.........         --
4,501        --
    Provision for restructuring (excluding cash
        payments   of   $777   in   1996).......................         --
1,542        --
    (Gain) loss on sale of property, plant and
           equipment.......................................            (72)
(9)        655
      Undistributed   earnings   of  affiliates..............       (2,329)
(3,829)       (500)
        Minority    interest.................................         3,514
1,952       2,293
      Change   in   trading  securities......................       (5,733)
(5,346)      1,879
       Change   in   receivables.............................      (55,965)
(7,677)     (3,623)
       Change   in   inventories.............................      (46,389)
(10,747)     (8,578)
      Change   in  other  current  assets....................      (14,237)
(1,468)     (3,039)
      Change   in  other  non-current  assets................      (17,859)
1,030       3,492
    Change in accounts payable, accrued liabilities,
        and   other   long-term   liabilities.................        8,610
(41,255)    (21,541)
    Non-cash charges and working capital changes of
          discontinued    operations.........................         1,274
13,169      11,609
                                                         --------    ------
--    --------
Net   cash   used  for  operating  activities................      (96,957)
(48,737)    (25,525)

Cash flows from investing activities:
Proceeds received from (used for) investment
     securities,    net.....................................       (12,951)
265      12,281
Purchase   of   property,  plant  and  equipment.............      (22,116)
(6,622)     (5,911)
Proceeds   from  sale  of  property,  plant  and  equipment...          213
122         151
Equity    investments    in    affiliates......................          --
(2,361)     (1,051)
Minority   interest   in   subsidiaries.....................        (1,610)
(2,817)       --
Acquisition of subsidiaries, net of cash acquired.....    (55,916)       --
(607)
Net   proceeds  from  the  sale  of  discontinued  operations.      173,719
71,559        --
Changes   in   net  assets  held  for  sale...................          385
5,894       1,441
Investing   activities   of   discontinued  operations.......       (1,749)
(8,500)    (25,460)
                                                         --------    ------
--    --------
Net   cash  (used  for)  provided  by  investing   activities.       79,975
57,540     (19,156)

Cash flows from financing activities:
Proceeds   from   issuance   of   debt........................      154,394
157,877      71,712
Debt   repayments   and  repurchase  of  debentures..........     (156,975)
(197,825)    (57,417)
Issuance   of   Class   A  common  stock......................        1,126
1,509        --
Financing    activities    of   discontinued   operations.......         --
(936)     (1,950)
                                                         --------    ------
--    --------
Net   cash  provided  by  (used  for)  financing  activities..      (1,455)
(39,375)     12,345
Effect   of  exchange  rate  changes  on  cash...............       (1,792)
(961)      1,150
Net   decrease  in  cash  and  cash  equivalents.............      (20,229)
(31,533)    (31,186)
Cash   and  cash  equivalents,  beginning  of  the  year......       39,649
71,182     102,368
                                                         --------    ------
--    --------
Cash  and  cash  equivalents, end of the year............   $   19,420    $
39,649   $  71,182
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

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

      Corporate Structure: The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the owner of 100% of Fairchild Holding Corp. ("FHC") and the majority owner of Banner Aerospace, Inc., ("Banner"). The Company's principal operations are conducted through FHC and Banner. The Company also holds significant equity interests in Shared Technologies Fairchild Inc. ("STFI") and Nacanco Paketleme ("Nacanco"). The Company's investment in STFI resulted from a March 13, 1996 Merger of the Communications Services Segment of the Company with Shared Technologies, Inc. (See Note 3). The proposed sale of STFI to Intermedia Communications Inc., as discussed in Note 24, completes the disposition of the Communications Services Segment. The Company's financial statements have been restated to present the results of the Communications Services Segment and STFI as discontinued operations.

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

      Nonrecurring Income: Nonrecurring income in 1997 resulted from the $2,528 gain recorded from the sale of Fairchild Scandinavian Bellyloading Company ("SBC"), (See Note 2). Nonrecurring expense in 1996 resulted from expenses incurred in 1996 in connection with other, alternative transactions considered but not consummated.

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

       The Merger was structured as a reorganization under section 386(a)(1)(A) of the Internal Revenue Code of 1986, as amended. In 1996, the Company recorded a $163,130 gain from this transaction. Subsequent to year-end the Company entered into an agreement to sell its investment in STFI. See Note 24 for further discussion.

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

     See Note 24 for discontinuance of STFI.

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

                                           1997         1996         1995
Statement of Earnings:                   --------     --------     --------
   Net sales............................ $292,049     $351,695     $313,888
   Gross profit.........................  133,734      114,248      100,644
   Earnings from continuing operations..   10,216       15,183        9,623
   Discontinued operations, net.........       (1)        --           --
   Net earnings.........................   10,215       15,183        9,623

Balance Sheet at June 30,:
   Current assets....................... $ 89,408     $ 93,925
   Non-current assets...................  369,464      377,547
   Total assets.........................  458,872      471,472
   Current liabilities..................   75,090       87,858
   Non-current liabilities..............  281,301      275,025

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

      The Credit Agreements provide RHI with a $4,250 revolving credit facility (the "RHI Credit Agreement") which (i) generally bears a base interest rate of 1/2% over the prime rate, (ii) requires a commitment fee of 1/2%, and (iii) matures on August 12, 1998. RHI's Credit Agreement requires RHI to comply with specified covenants and maintain a consolidated net worth of $175,000. Additionally, RHI's capital expenditures are restricted, except for certain leasehold improvements, to $2,000 per annum plus the selling price of fixed assets for such Fiscal Year. The Company was in compliance with all the covenants under RHI's Credit Agreement at June 30, 1997. RHI may pay dividends to the Company if the purpose of such dividends is to provide the Company with funds necessary to meet its debt service requirements under specified notes and debentures. However, all other dividends are subject to certain limitations, which was $10,000 in Fiscal 1997.

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

     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintenance of minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. As of June 30, 1997, Banner was in compliance with all covenants under the Banner Credit Agreement. Substantially all of Banner's assets are pledged as collateral under the Banner Credit Agreement. The Banner Credit Agreement substantially limits the amount of dividends that can be paid to its shareholders, including the Company. Banner's current policy is to retain earnings to support the growth of its present operations and to reduce its outstanding debt.

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

      The following table summarizes the Credit Facilities under the Credit Agreements at June 30, 1997:
[CAPTION]

                                         Revolving       Term        Total
                                           Credit        Loan     Available
                                               Facilities        Facilities
Facilities
RHI Holdings, Inc.                       ----------   ----------  ---------
-
  Revolving credit facility...........   $    100     $   --      $  4,250
Fairchild Holding Corp.
  Revolving credit facility...........     30,900         --        52,000
Banner Aerospace, Inc.
  Revolving credit facility...........     32,000         --        71,500
  Term Loan...........................       --         44,500      44,500
  Tranche B Loan......................       --         29,850      29,850
  Tranche C Loan......................       --         40,000      40,000
                                          -------      -------     -------
Total                                    $ 63,000     $114,350    $242,100
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

      The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 1997, and 1996, for the plans:

                                                         June 30,  June 30,
                                                           1997      1996
Actuarial present value of benefit obligations:          --------  --------
  Vested................................................ $183,646  $164,819
  Nonvested.............................................    7,461     6,169
                                                          -------   -------
  Accumulated benefit obligation........................  191,107   170,988
  Effect of projected future compensation increases.....      683       905
                                                          -------   -------
Projected benefit obligation............................  191,790   171,893

Plan assets at fair value...............................  237,480   224,692
                                                          -------   -------
Plan assets in excess of projected benefit obligations..   45,690    52,799
Unrecognized net loss...................................   29,592    20,471
Unrecognized   prior   service   cost.........................        (571)
(354)
Unrecognized   net   transition   assets......................        (315)
(608)
                                                          -------   -------
Prepaid pension cost prior to SFAS 109 implementation...   74,396    72,308
Effect   of   SFAS   109  implementation.......................    (14,654)
(14,648)
                                                          -------   -------
Prepaid pension cost.................................... $ 59,742  $ 57,660
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

      Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation as of June 30, 1997, by approximately $1,871, and increase the net periodic postretirement benefit cost by approximately $132 for Fiscal 1997.

12   INCOME TAXES
     ------------

     The provision (benefit) for income taxes from continuing operations is summarized as follows:

                                        1997         1996         1995
                                      --------     --------     --------
Current:
  Federal..........................  $   6,143    $ (41,595)   $  (8,315)
  State............................      1,197        1,203          424
  Foreign..........................        (45)         669        1,191
                                      --------     --------     --------
                                         7,295      (39,723)      (6,700)
Deferred:
   Federal.........................    (15,939)      17,060      (24,754)
   State...........................      3,444       (3,657)      (2,052)
                                      --------     --------     --------
                                       (12,495)      13,403      (26,806)
                                      --------     --------     --------
Net tax benefit....................  $  (5,200)   $ (26,320)   $ (33,506)
                                      ========     ========     ========

      The income tax provision (benefit) for continuing operations differs from that computed using the statutory Federal income tax rate of 35%, in Fiscal 1997, 1996 and 1995, for the following reasons:

                                        1997         1996         1995
                                      --------     --------     --------
Computed statutory amount..........  $  (1,354)   $ (20,993)   $ (31,944)
State income taxes, net of
  applicable federal tax benefit...        778          782       (1,794)
Nondeductible acquisition
  valuation items..................      1,064        1,329        1,420
Tax on foreign earnings, net of
  tax credits......................     (1,938)       1,711        2,965
Difference between book and tax
  basis of assets acquired and
  liabilities assumed..............     (1,102)       1,040        1,366
Revision of estimate for tax
  accruals.........................     (5,335)      (3,500)      (5,000)
Other..............................      2,687       (6,689)        (519)
                                     ---------    ---------     --------
Net tax benefit.................... $   (5,200)  $  (26,320)   $ (33,506)
                                     =========    =========     ========

      The following table is a summary of the significant components of the Company's deferred tax assets and liabilities, and deferred provision or benefit for the following periods:

                                                                       1997
1996       1995
                                                                     Deferred
Deferred    Deferred
                                         June   30,   (Provision)  June   30,
(Provision) (Provision)
                                             1997         Benefit        1996
Benefit     Benefit
                                       --------  ----------  --------  --------
--- -----------
Deferred tax assets:
   Accrued  expenses...................  $ 6,440   $    504    $  5,936     $
(1,643)   $ (2,218)
    Asset   basis  differences............       572      (1,492)       2,064
1,787      (7,292)
  Inventory..........................    2,198      2,198       --          --
--
    Employee  compensation  and  benefits.     5,141        (267)       5,408
(26)        106
    Environmental   reserves.............     3,259       (1,253)       4,512
(737)     (1,202)
    Loss   and  credit  carryforward.......      --        (8,796)      8,796
(23,229)     17,991
    Postretirement   benefits............    19,472          138       19,334
(1,273)        514
     Other..............................      7,598        2,079        5,519
2,186       1,530
                                       -------    -------    -------     ------
-     -------
                                           44,680        (6,889)       51,569
(22,935)      9,429
Deferred tax liabilities:
    Asset   basis  differences............   (26,420)     (3,855)    (22,565)
16,602       4,129
    Inventory..........................       --          2,010       (2,010)
4,684       3,176
    Pensions...........................    (19,281)      (1,038)     (18,243)
1,516       1,074
    Other..............................     (7,240)      22,267      (29,507)
(17,525)      3,694
                                       -------    -------    -------     ------
-     -------
                                          (52,941)      19,384       (72,325)
5,277      12,073
                                       -------    -------    -------     ------
-     -------
Net  deferred  tax  liability...........  $  (8,261)  $   12,495    $(20,756)
$(17,658)   $ 21,502
                                          =======       =======       =======
=======     =======

The amounts included in the balance sheet are as follows:

                                            June 30,     June 30,
                                              1997         1996
                                            --------     --------
Prepaid expenses and other current assets:
  Current deferred.....................     $ 11,307     $  8,012
                                             =======      =======

Income taxes payable:
  Current deferred.....................     $ (2,735)    $ 20,797
  Other current........................        8,616        3,838
                                             -------      -------
                                            $  5,881     $ 24,635
                                             =======      =======
Noncurrent income tax liabilities:
  Noncurrent deferred..................     $ 22,303     $  7,971
  Other noncurrent.....................       19,710       23,766
                                             -------      -------
                                            $ 42,013     $ 31,737
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

      At the Company's 1996 annual meeting, the Company's stockholders approved the 1996 Non-Employee Directors Stock Option Plan (the "1996 NED Plan"). The ten-year 1996 NED Plan authorizes the issuance of 250,000 shares of Class A Common Stock upon the exercise of stock options issued under the 1996 NED Plan. The 1996 NED Plan authorizes the granting of options at the market value of the common stock on the date of grant. An initial stock option grant for 30,000 shares of Class A Common Stock will be made to each person who becomes a new non-employee Director, on such date, with the options to vest 25% each year from the date of grant. On the date of each annual meeting, each person elected as a non-employee Director at such meeting will be granted an option for 1,000 shares of Class A Common Stock, which will vest immediately. The exercise price is payable in cash or, with the approval of the Stock Option Committee, in shares of Class A or Class B Common Stock, valued at fair market value at the date of exercise. All options issued under the 1996 NED Plan will terminate five years from the date of grant or a stipulated period of time after a Non-Employee Director ceases to be a member of the Board. The 1996 NED Plan is designed to maintain the Company's ability to attract and retain highly qualified and competent persons to serve as outside directors of the Company.

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
===============  ===========  ========  =========  ===========  ========

      The weighted average grant date fair value of options granted during 1997 and 1996 was $6.90 and $1.95, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following significant assumptions were made in estimating fair value:

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

       Effective  as  of  February  21,  1997,  the  Company  approved  the continuation of an existing warrant to Stinbes Limited (an affiliate of Jeffrey Steiner) to purchase 375,000 shares of the Company's Class A or
Class B Common Stock at $7.67 per share. The warrant was modified to extend the exercise period from Mach 13, 1997, to March 13, 2002, and to increase the exercise price per share by $.002 for each day subsequent to March 13, 1997, but fixed at $7.80 per share after June 30, 1997. In addition, the warrant was modified to provide that the warrant may not be exercised except within the following window periods: (i) within 365 days after the merger of STFI with AT&T Corporation, MCI Communications, Worldcom Inc., Tel-Save Holdings, Inc., or Teleport Communications Group, Inc.; (ii) within 365 days after a change of control of the Company, as defined in the FHC Credit Agreement; or (iii) within 365 days after a change of control of Banner, as defined in the Banner Credit Agreement. In no event may the warrant be exercised after March 13, 2002.

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

      The carrying amounts and fair values of the Company's financial instruments at June 30, 1997 and 1996, are as follows:

                                        June 30, 1997                  June
30, 1996
                                    ---------------------          ------------
---------
                                     Carrying       Fair             Carrying
Fair
                                      Amount         Value             Amount
Value
                                     --------     --------           --------
--------
Cash  and cash equivalents.........  $ 19,420     $ 19,420          $  39,649
$ 39,649
Investment securities:
   Short-term equity securities....    16,094       16,122             10,362
10,362
   Short-term other investments....     9,553        9,592                136
167
   Long-term other investments.....     4,120        4,617                585
1,451
Notes receivable:
   Current.........................      --           --              170,384
170,384
   Long-term.......................     1,300        1,300              3,702
3,702
Short-term  debt...................    15,629       15,629             76,535
76,535
Long-term debt:
   Bank  credit agreement...........   177,250      177,250           112,500
112,500
  Senior notes and subordinated
     debentures....................   261,233      270,995            260,125
264,759
   Industrial revenue bonds........     1,500        1,500              1,500
1,500
   Capitalized leases..............     1,897        1,897                 65
65
   Other...........................     6,835        6,835              2,756
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

Write down of inventory to net realizable value
 related to discontinued product lines (a)......    $   156
Write down of fixed assets related to
 discontinued product lines.....................        270
Severance benefits for terminated employees
 (substantially all paid within twelve months)..      1,368
Plant closings facility costs (b)...............        389
Contract termination claims.....................        136
                                                     ------
                                                    $ 2,319
                                                     ======
(a)  Write down was required because product line was discontinued.

(b) Includes lease settlements, write-off of leasehold improvements, maintenance, restoration and clean up costs.

18.  RELATED PARTY TRANSACTIONS
     --------------------------

      Corporate office administrative expense recorded by FHC and its redecessors was billed to the Company on a monthly basis during 1997, 1996 and 1995. These costs represent the cost of services incurred on behalf of affiliated companies. Each of these affiliated companies has reimbursed FHC for such services.

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

     Government Claims
     -----------------

      The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made, however, an estimate of the possible loss or range of loss from the ACO's assertion cannot be made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has held discussions with the government to attempt to resolve these pension accounting issues.

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

      As of June 30, 1997, the consolidated total recorded liabilities of the Company for environmental matters approximated $8,420, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately 13,200 on an undiscounted basis.

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

     The Company's financial data by business segment is as follows:

                                          1997         1996         1995
Sales:                                 ---------    ---------    ---------
  Aerospace Fasteners..............    $ 269,026    $ 218,059    $ 215,364
  Aerospace Distribution (a).......      411,765      129,973         --
  Corporate and Other..............       66,382       67,330       41,476
  Eliminations (b).................      (15,213)      (5,842)        --
                                       ---------    ---------    ---------
Total Sales........................    $ 731,960    $ 409,520    $ 256,840
                                       =========    =========    =========
Operating Income (Loss):
  Aerospace Fasteners (c)..........    $  17,390    $     135    $ (11,497)
  Aerospace Distribution (a).......       30,891        5,625         --
  Corporate and Other..............      (17,764)     (14,875)     (20,420)
                                       ---------    ---------    ---------
Operating Income (Loss)............    $  30,517    $  (9,115)   $ (31,917)
                                       =========    =========    =========
Capital Expenditures:
  Aerospace Fasteners..............    $   8,964    $   3,841    $   4,974
  Aerospace Distribution...........        4,787        1,556         --
  Corporate and Other..............        8,365        1,225          937
                                       ---------    ---------    ---------
Total Capital Expenditures.........    $  22,116    $   6,622    $   5,911
                                       =========    =========    =========
Depreciation and Amortization:
  Aerospace Fasteners..............    $  16,112    $  14,916    $  15,619
  Aerospace Distribution...........        5,138        1,341         --
  Corporate and Other..............        4,685        5,396        5,260
                                       ---------    ---------    ---------
Total Depreciation and Amortization    $  25,935    $  21,653    $  20,879
                                       =========    =========    =========
Identifiable Assets at June 30,:
  Aerospace Fasteners..............   $  346,533   $  252,200    $ 290,465
  Aerospace Distribution...........      428,436      329,477         --
  Corporate and Other..............      292,364      428,261      559,829
                                       ---------    ---------    ---------
Total Identifiable Assets..........   $1,067,333   $1,009,938    $ 850,294
                                       =========    =========    =========

(a)   Effective  February  25,  1996,  the  Company  became  the   majority
shareholder of Banner Aerospace, Inc. and, accordingly, began consolidating their results.

(b) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.

(c) Includes restructuring charges of $2.3 million in Fiscal 1996.

22.  FOREIGN OPERATIONS AND EXPORT SALES
     -----------------------------------

      The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area. The Company's financial data by geographic area is as follows:

                                         1997         1996         1995
Sales by Geographic Area:              ---------    ---------    ---------
  United States....................   $  595,334   $  301,957   $  175,101
  Europe...........................      136,626      107,186       80,945
  Other............................         --            377          794
                                       ---------    ---------    ---------
Total Sales........................   $  731,960   $  409,520   $  256,840
                                       =========    =========    =========
Operating Income by Geographic Area:
  United States....................   $   24,299   $  (14,903)  $  (31,522)
  Europe...........................        6,218        5,936         (432)
  Other............................         --           (148)          37
                                       ---------    ---------    ---------
Total Operating Income.............   $   30,517   $   (9,115)   $ (31,917)
                                       =========    =========    =========

Identifiable Assets by Geographic

Area at June 30,:
  United States....................   $  857,943   $  932,311   $  763,734
  Europe...........................      209,390       77,627       85,668
  Other............................         --           --            892
                                       ---------    ---------    ---------
Total Identifiable Assets..........   $1,067,333   $1,009,938   $  850,294
                                       =========    =========    =========

     Export sales are defined as sales to customers in foreign countries by the Company's domestic operations. Export sales amounted to the following:

                                         1997         1996         1995
                                       ---------    ---------    ---------
Export Sales
  Europe...........................   $   48,490   $   27,330   $   13,329
  Asia (excluding Japan)...........       29,145        8,920        1,526
  Japan............................       19,819       11,958        4,140
  Canada...........................       17,955        8,878        2,810
  Other............................       15,907        8,565          911
                                       ---------    ---------    ---------
Total Export Sales.................   $  131,316   $   65,651   $   22,716
                                       =========    =========    =========

23.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------

     The following table of quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

-------------------------------------------------------------------------------
---------------
Fiscal  1997 quarters ended           Sept. 29       Dec. 29         Mar.  30
June 30
-------------------------------------------------------------------------------
---------------
Net  sales..........................  $146,090       $159,912        $190,782
$241,676
Gross  profit.......................    39,810         38,775          52,788
73,750
Earnings (loss) from continuing
  operations........................    (5,052)        (3,638)            435
7,227
     per  share......................      (.31)         (.22)            .03
 .42
Earnings from discontinued
   operations, net..................       434            661             395
1,659
     per  share......................       .03           .04             .02
 .10
Net  earnings (loss)................    (4,618)        (2,977)             40
8,886
     per  share......................      (.28)          (.18)            --
 .51
Market price of Class A Stock:
   High.............................      17          17 3/4          15  3/8
18
   Low..............................    12 1/4        14 3/8          12  7/8
11 5/8
   Close............................      16          14 5/8          13  3/8
18


-------------------------------------------------------------------------------
---------------
Fiscal  1996 quarters ended             Oct. 1       Dec. 31        March  31
June 30
-------------------------------------------------------------------------------
---------------
Net  sales..........................  $ 74,929      $  71,419        $109,189
$153,983
Gross  profit.......................    15,502         15,134          23,856
40,418
Earnings (loss) from continuing
   operations.......................   (13,219)      (12,818)         (8,151)
527
     per  share......................      (.82)         (.80)           9.04
 .03
Earnings from discontinued
   operations, net..................     7,803          7,222           1,885
177
     per  share......................       .24           .21             .11
 .01
Gain (loss) from disposal of
   discontinued operations, net.....       (20)            (7)        224,416
(7,673)
     per  share......................      --            --              3.66
(.45)
Extraordinary items, net...........      --             --           (10,436)
--
     per  share......................      --            --             (.62)
--
Net  earnings  (loss)................    (5,436)       (5,603)        207,714
(6,969)
     per  share......................      (.34)         (.35)          12.42
(.41)
Market price range of Class A Stock
   High.............................         6         8 3/4           9  7/8
15 7/8
   Low..............................     2 7/8         4  3/4               8
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

24.  SUBSEQUENT EVENTS
     -----------------

      On November 20, 1997, Shared Technologies Fairchild Inc. ("STFI"), a corporation of which the Company owns approximately 42% of the outstanding common stock, entered into a merger agreement with Intermedia Communications Inc. ("Intermedia") pursuant to which holders of STFI common stock will receive $15.00 per share in cash, (the "STFI Sale"). In connection with the STFI Sale, the Company has received approximately $85 million in cash (before tax) in exchange for certain preferred stock of STFI and expects to receive an additional $93 million in cash (before tax) in the first three months of 1998 in exchange for the 6,225,000 shares of common stock of STFI owned by the Company. The Intermedia transaction replaces an earlier merger agreement with the Tel-Save Holdings, Inc. under which the Company would have received consideration primarily in common stock of Tel-Save Holdings, Inc.

       The results of STFI have been accounted for as discontinued operations. The net sales of STFI totaled, $91,290 and $108,710 in 1996 and 1995, respectively. Net earnings from discontinued operations was $3,149, $9,849 and $7,901, in 1997, 1996, and 1995, respectively. Gain on disposal of discontinued operations includes a $163,130 nontaxable gain resulting from the Merger (See Note 3).

     On December 8, 1997, Banner and eight of its subsidiaries entered into an Asset Purchase Agreement pursuant to which such subsidiaries have agreed to transfer substantially all of their assets to AlliedSignal Inc. ("Allied") for approximately $345 million of common stock of Allied (the "Disposition"). The assets transferred to Allied consists primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other type of fasteners. Approximately $170 million of the common stock received from Allied will be used to repay outstanding term loans of Banner's subsidiaries and related fees.
                   Report of Independent Public Accountants
                   ----------------------------------------



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






                                              Arthur Andersen LLP

Washington, D.C.
September 5, 1997

(except with respect to the matter discussed in
 Note 24, as to which the date is December 8, 1997)
                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     The following documents are filed as part of this Report:

(a)(1)  Financial Statements.

      All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K (see index on Page 14).

(a)(2)  Financial Statement Schedules and Report of Independent Public
        Accountants.

             Schedule             Number                        Description
Page
 ---------------             -----------                                ---
-

       I        Condensed Financial Information of Parent Company      80


     II         Valuation and Qualifying Accounts                      83



     All other schedules are omitted because they are not required.

                 Report of Independent Public Accountants
                 ----------------------------------------


To The Fairchild Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Fairchild Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated September 5, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index on the preceding page is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                 Arthur Andersen LLP

Washington, D.C.
September 5, 1997

(except with respect to the matter discussed in
 Note 24, as to which the date is December 8, 1997)
(a)(3)  Exhibits.

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

  10  (a)     Deferred Compensation Agreement between Registrant and Samuel
J.
            Krasney dated July 14, 1972, as amended November 17, 1978, September 3, 1985 (the "Krasney Deferred Compensation
            Agreement") incorporated by reference to Registrant's
            Annual Report on Form 10-K for the fiscal year ended
            June 30, 1985).

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

     (t) Letter Agreement dated September 9, 1996, between Registrant and
            Colin M. Cohen (incorporated by reference to the 1997 10-K).

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

   (x)(iv) Amendment No. 3, dated as of June 30, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to the 1997 10-K).

   (x)(v) Second Amended And Restated Credit Agreement dated as of July 18, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to the 1997 10-K).

    (y)(i) Restated and Amended Credit Agreement dated as of May 27, 1996, (the "RHI Credit Agreement"), among RHI, Citicorp USA, Inc. and certain financial institutions. (incorporated by reference to the 1996 10-K).

   (y)(ii) Amendment No. 1 dated as of July 29, 1996, to the RHI Credit Agreement dated as of May 27, 1996 (incorporated by reference to
            the 1996 10-K).

   (y)(iii) Amendment No. 2 dated as of April 7, 1997, to the RHI Credit Agreement dated as of May 27, 1996 (incorporated by reference to
            the 1997 10-K).

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

  (ac)(iii) Employment Agreement between Fairchild France, Inc., Fairchild CDI, S.A., and Jacques Moskovic, dated as of April 18, 1997 (incorporated by reference to the 1995 10-K).

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

      (af) Form Warrant Agreement (including form of Warrant) issued by the Company to Drexel Burnham Lambert on March 13, 1986, subsequently purchased by Jeffrey Steiner and subsequently assigned to Stinbes Limited (an affiliate of Jeffrey Steiner), for the purchase of Class A or Class B Common Stock (incorporated herein by reference to Exhibit 4(c) of the Company's Registration Statement No. 33-3521 on Form S-2).

 11 Computation of earnings per share (found at Note 1 in Item 8 to Registrant's Consolidated Financial Statements for the fiscal year ended June 30, 1997).

 21   List of subsidiaries of Registrant (incorporated by reference to the 1997 10-K).

 23 Consent of Arthur Andersen LLP, independent public accountants (incorporated by reference to the 1997 10-K).

 27   Financial Data Schedules (incorporated by reference to the
            1997 10-K).

 99(a)      Financial statements, related notes thereto and Auditors'
             Report  of  Banner Aerospace, Inc. for the fiscal  year  ended
March
            31, 1997 (incorporated by reference to the Banner Aerospace,
            Inc. Form 10-K for fiscal year ended March 31, 1997).

 99(b) Financial statements, related notes thereto and Auditors' Report of Shared Technologies Fairchild, Inc. for the fiscal year ended December 31, 1996 (incorporated by reference to the Registrant's Form 8-K filed on December 8, 1997).

  99(c)       Financial  statements, related notes  thereto  and  Auditors'
Report
             of  Nacanco  Paketleme for the fiscal year ended December  31,
1997              (incorporated by reference to the Registrant's  Form  8-K
filed on              December 8, 1997).

*Filed herewith.

(b)  Reports on Form 8-K

      Registrant filed no reports on Form 8-K during the last quarter of Fiscal 1997.
                                SIGNATURES
                                ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    THE FAIRCHILD CORPORATION



                    By:  ------------------------
                         Colin M. Cohen
                         Senior Vice President and
                         Chief Financial Officer



Date:  December 15, 1997


SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         THE FAIRCHILD CORPORATION
           CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                     BALANCE SHEETS (NOT CONSOLIDATED)
                              (In thousands)

                                                  June 30,     June 30,
                                                    1997         1996
                    ASSETS
Current assets:
  Cash and cash equivalents                       $     234    $   1,887
  Accounts receivable                                   384          179
  Prepaid expenses and other current assets             250          192
Total current assets                                    868        2,258

Property, plant and equipment, less accumulated         486          628
depreciation
Investments in subsidiaries                         390,355      391,958
Investments and advances, affiliated companies        1,435        3,047
Goodwill                                              4,133        4,263
Noncurrent tax assets                                29,624       14,548
Other assets                                          2,403        3,510
Total assets                                      $ 429,304    $ 420,212

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses           $   8,315    $   7,735
Total current liabilities                             8,315        7,735

Long-term debt                                      190,567      180,141
Other long-term liabilities                             797        1,168
Total liabilities                                   199,679      189,044
Stockholders' equity:
Class A common stock                                  2,023        2,000
Class B common stock                                    263          263
Retained earnings and other equity                  227,339      228,905
Total stockholders' equity                          229,625      231,168
Total liabilities and stockholders' equity        $  429,304    $ 420,212

The accompanying notes are an integral part of these condensed financial statements.

                                                                 Schedule I

    THE FAIRCHILD CORPORATION AND
      CONSOLIDATED SUBSIDIARIES
CONDENSED FINANCIAL STATEMENTS OF THE
               COMPANY
      STATEMENT OF EARNINGS (NOT
            CONSOLIDATED)
            (In thousands)

                                         For the
                                       Years Ended
                                        June 30,
                                          1997         1996        1995
Costs and Expenses:
  Selling, general & administrative          3,925       5,148       3,920
  Amortization of goodwill                     130         130         130
                                             4,055       5,278       4,050

Operating income                            (4,055 )     (5,278 )     (4,050 )

Net interest expense                        25,252      28,387      29,027

Investment income, net                          16           1        (434 )
Equity in earnings of affiliates               480         269        (409 )
Nonrecurring expense                            --      (1,064 )         --
Loss from continuing operations before     (28,811 )    (34,459 )    (33,920 )
taxes
Income tax provision (benefit)             (15,076 )    (12,509 )    (18,838 )
Loss before equity in earnings of          (13,735 )    (21,950 )    (15,082 )
subsidiaries
Equity in earnings of subsidiaries          15,066     211,656     (18,742 )
Net earnings (loss)                          1,331     189,706     (33,824 )


The accompanying notes are an integral part of these condensed financial statements.

THE FAIRCHILD CORPORATION

              CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                   STATEMENT OF CASH FLOWS (NOT CONSOLIDATED)
                                 (IN THOUSANDS)

                                        For the
                                         Years
                                         Ended
                                        June 30,
                                          1997        1996       1995
Cash provided by (used for) operations  $(14,271 )   $ 36,916    $(9,607)

 Investing activities:
   Equity investments in affiliates        2,092         (21 )      1,356
                                           2,092         (21 )      1,356
 Financing activities:
   Proceeds from issuance of               9,400                   7,400
intercompany debt                                          -
   Debt repayments                                   (42,265 )
                                               -                       -
   Issuance of common stock                1,126       1,509
                                                                       -
                                          10,526     (40,756 )      7,400
 Net decrease in cash                    $(1,653 )    $(3,861 )   $  (851)

The accompanying notes are an integral part of these condensed financial statements.
                                                                 Schedule I

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED FINANCIAL STATEMENTS OF THE COMPANY
             NOTES TO FINANCIAL STATEMENTS (NOT CONSOLIDATED)
                              (In thousands)


1.   BASIS OF PRESENTATION

  In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the Company are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

2.   LONG-TERM DEBT

                                        June 30,    June 30,
                                          1997        1996
    12% Inter. Debentures Due 2001      $ 128,000   $ 123,600
    13 1/8% Sub. Debentures Due 2006       35,856      35,856
    13% Jr. Sub. Debenture Due 2007        30,063      25,063
                                        $ 193,919   $ 184,519

  Maturities of long-term debt for the next five years are as follows: no maturities in 1998, $30,335 in 1999, $31,520 in 2000, $31,713 in 2001,
  and $37,320 in 2002.

3.   DIVIDENDS FROM SUBSIDIARIES

  Cash dividends paid to The Fairchild Corporation by its consolidated subsidiaries were $10,000, $42,100, and $10,000 in Fiscal 1997, 1996, and 1995, respectively.

4.   CONTINGENCIES

The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company, either on its own or through its insurance carriers, is contesting these matters.
In the opinion of management, the ultimate resolution of the legal proceedings will not have a material adverse effect on the financial condition, or future results of operations or net cash flows of the Company.


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