Form 10-Q/A
period 1997-09-28
FAIRCHILD CORP
filed 1997-12-15
CIK 9779

18

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q/A


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

                             YES    X       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
               Title of Class                September 28, 1997
     Class A Common Stock, $0.10 Par Value     14,030,717
     Class B Common Stock, $0.10 Par Value      2,625,616

AMENDMENT:

      The purpose of this amendment is to revise and provide additional disclosure for (i) Part I, "Financial Information", and (ii) Part II, Item 6, "Exhibits and Reports on Form 8-K", as suggested by the SEC staff from their review of the Company's filing.



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

                      PART I:  FINANCIAL INFORMATION

                       ITEM 1:  FINANCIAL STATEMENTS

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             September 28, 1997 (Unaudited) and June 30, 1997



                                  ASSETS
(In thousands)

                                      September 28,    June 30,
                                         28, 1997      1997 (*)
CURRENT ASSETS:
Cash and cash equivalents, $4,725 and   $   9,049     $   19,420
$4,839 restricted
  Short-term investments                   18,403         25,647
Accounts receivable-trade, less            172,239        168,163
allowances of $9,157 and $8,103
  Inventories:
     Finished goods                       305,048        297,223
     Work-in-progress                      29,812         26,887
     Raw materials                         24,807         18,626
                                          359,667        342,736
  Prepaid expenses and other current       39,595         33,631
assets
  Total Current Assets                    598,953        589,597

Property, plant and equipment, net of       132,195        128,712
accumulated depreciation of $127,538
and $134,032

  Net assets held for sale                 26,262         26,147
Cost in excess of net assets acquired,      154,233        154,808
(Goodwill) less accumulated
amortization of $37,895 and $36,672
  Investments and advances,                55,337         55,678
affiliated companies
  Prepaid pension assets                   59,512         59,742
  Deferred loan costs                      11,489          9,252
  Other assets                             45,135         43,397

TOTAL ASSETS                          $ 1,083,116     $ 1,067,333

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

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             September 28, 1997 (Unaudited) and June 30, 1997



                   LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands)
                                       September     June 30,
                                          28,        1997 (*)
                                         1997
CURRENT LIABILITIES:
Bank notes payable and current          $    79,781     $   47,422
maturities of long-term debt
  Accounts payable                         84,797         84,953
  Other accrued liabilities                91,289        105,199
  Income taxes                                 --          5,881
                                          255,867        243,455
  Total Current Liabilities

LONG-TERM LIABILITIES:
  Long-term debt, less current            412,261        416,922
maturities
  Other long-term liabilities              22,381         23,622
  Retiree health care liabilities          43,284         43,387
  Noncurrent income taxes                  48,939         42,013
  Minority interest in subsidiaries        69,178         68,309
TOTAL LIABILITIES                         851,910        837,708

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value;        2,027          2,023
authorized 40,000 shares, 20,272
shares issued (20,234 in June) and
14,031 shares outstanding (13,992 in
June)
Class B common stock, $0.10 par value;          263            263
authorized 20,000 shares, 2,626
shares issued and outstanding (2,633
in June)
  Paid-in capital                          71,105         71,015
  Retained earnings                       210,441        209,949
  Cumulative translation adjustment          (865 )       (1,860 )
  Net unrealized holding loss on              (46 )          (46 )
available-for-sale securities
Treasury Stock, at cost, 6,242 shares       (51,719 )      (51,719 )
of Class A common stock

TOTAL STOCKHOLDERS' EQUITY                231,206        229,625

TOTAL LIABILITIES AND STOCKHOLDERS'   $ 1,083,116     $ 1,067,333
EQUITY

*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED STATEMENTS OF EARNINGS (Unaudited)
 For The Three (3) Months Ended September 28, 1997 and September 29, 1996




(In thousands, except per share data)                       Three Months
Ended
                                                     September
                                      September        29,
                                         28,           1996
                                        1997
REVENUE:
Net sales                               $   213,761     $  146,090
  Other income, net                         5,357            223
                                          219,118        146,313

COSTS AND EXPENSES:
  Cost of goods sold                      161,699        106,280
  Selling, general & administrative        45,479         35,846
  Research and development                    605             23
  Amortization of goodwill                  1,223          1,116
                                          209,006        143,265
OPERATING INCOME                           10,112          3,048

Interest expense                           12,988         14,672
Interest income                              (398 )       (2,192 )
Net interest expense                       12,590         12,480
                                            1,897           (375 )
Investment income (loss), net
Equity in earnings of affiliates            1,692          1,877
Minority interest                            (788 )         (785 )
                                              323         (8,715 )
EARNINGS (LOSS) BEFORE TAXES
                                              110          3,663
Income tax benefit
Earnings (loss) before discontinued           433         (5,052 )
operations
Earnings from discontinued operations          59            434

NET EARNINGS (LOSS)                   $       492     $   (4,618 )

Primary earnings (loss) per share     $       .03     $    (.28)
Fully diluted earnings (loss) per             .03          (.28)
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

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For The Three (3) Months Ended September 28, 1997 and September 29, 1996


(In thousands)                               Three Months Ended
                                          September     September
                                       28,          29,
                                1997        1997 (*)
Cash flows provided by (used for)
Operations:
  Net earnings (loss)                         492         (4,618 )
                                     $              $
  Depreciation and amortization             6,857          5,268
  Accretion of discount on long-term           34          1,100
liabilities
  Distributed earnings of                     715          1,499
affiliates, net
  Minority interest                           788            785
  Changes in assets and liabilities       (45,729 )      (49,923 )
                                          (36,843 )      (45,889 )
  Net cash used for operations

 Investments:
  Net proceeds from the sale of                --        173,719
discontinued operations
  Purchase of property, plant and         (10,206 )       (2,131 )
equipment
  Net proceeds received from                7,815             15
investments
  Changes in net assets held for             (139 )       (1,230 )
sale
  Other, net                                   45              5
                                           (2,485 )      170,378
  Net cash provided by (used for)
investments

 Financing:
  Proceeds from issuance of debt           95,109         33,627
  Debt repayments and repurchase of       (67,698 )      (77,783 )
debentures, net
  Issuance of Class A common stock            149            522
                                           27,560        (43,634 )
  Net cash provided by (used for)
financing
                                            1,397            594
Effects of exchange rate changes on
cash
Net increase (decrease) in cash and       (10,371 )       81,449
cash equivalents
Cash and cash equivalents, beginning       19,420         39,649
of period

Cash and cash equivalents, end of     $     9,049     $  121,098
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

       On September 28, 1997, the Company's investments in Shared Technologies Fairchild Inc. ("STFI") consisted of (i) $22,703 carrying value for $25,000 face value of 6% cumulative Convertible Preferred Stock,
(ii) $11,666 carrying value for $20,000 face value of Special Preferred Stock, and (iii) $(2,332) carrying value for 6,225,000 shares of common stock. At the close of trading on September 26, 1997, STFI's common stock was quoted at $11.56 per share. Based on this price, the Company's investment in STFI common stock had an approximate market value of $71,977. Earnings from discontinued operations includes the Company's equity earnings of $59 and $434 from the STFI investments during the three months ended September 28, 1997 and September 29, 1996, respectively. (See Note
10).

5.  CREDIT AGREEMENTS

     On July 18, 1997, the FHC Credit Agreement was restructured to provide FHC with a $150,000 senior secured credit facility (the "FHC Facility") consisting of (i) a $75,000 revolver loan, with a letter of credit sub-facility of $12,000, and (ii) a $75,000 term loan. Advances made under the FHC Facility would generally bear interest at a rate of, at the Company's option, (i) 2% over the Citibank N.A. base rate, or (ii) 3 1/4% over the Eurodollar Rate ("LIBOR"). The FHC Facility is subject to a non-use commitment fee of 1/2% of the aggregate unused availability; and outstanding letters of credit are subject to fees of 3 1/2% per annum. A borrowing base is calculated monthly to determine the amounts available under the FHC Facility. The borrowing base is determined monthly based upon specified percentages of (i) FHC's accounts receivable, inventories, and the appraised value of equipment and real property, and (ii) assets pledged by RHI to secure the facility. The FHC Facility matures on July 28, 2000. The FHC Facility provides that on December 31, 1998, the Company must repay the term loan, in full, together with an amount necessary to reduce the outstanding revolving loans to $52,000, if the Company has not complied with certain financial covenant requirements as of September 30, 1998. The Company was in compliance with all of its credit agreements on September 28, 1997. FHC may transfer available cash to the Company. However, the FHC Credit Agreement restrict the Company from paying any dividends to stockholders.

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

10.  SUBSEQUENT EVENTS

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

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits:

            99(d)      Financial  statements,  related  notes  thereto  and
Auditors'   Report of Shared Technologies Fairchild, Inc. for  the  quarter
and
                         nine months ended September 30, 1997 (incorporated
by reference to the Registrant's Form 8-K filed on December 8, 1997).

     (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended September 28, 1997.
                           SIGNATURES

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