Form 10-Q
period 1997-12-28
FAIRCHILD CORP
filed 1998-02-11
CIK 9779

28

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 28, 1997

                  Commission File Number 1-6560


                    HE FAIRCHILD CORPORATION
     (Exact name of Registrant as specified in its charter)

Delaware                                        34-0728587
State or other jurisdiction of      (I.R.S. Employer Identification No.)
Incorporation or organization)

Washington Dulles International Airport
300 West Service Road, PO Box 10803
Chantilly, VA                                                20153
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (703) 478-5800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                           YES  X  NO
                              -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
               Title of Class                 December 28, 1997
     Class A Common Stock, $0.10 Par Value         17,047,167
     Class B Common Stock, $0.10 Par Value          2,624,716






     THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                              INDEX




                                                                         Page
PART 1.               FINANCIAL INFORMATION

  Item 1  Condensed Consolidated Balance Sheets as of December 28, 1997
          (Unaudited) and Jue 30, 1997...................................  3

          Consolidated Statements of  Earnings for the Three and
          Six Months ended December 28, 1997 and December 29, 1996
          (Unaudited)....................................................  5

          Condensed Consolidated Statements of Cash Flows for
          the Six Months ended December 28, 1997 and December 29, 1996
          (Unaudited)....................................................  6

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)....................................................  7

  Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition......................................  13

PART II.  OTHER INFORMATION

  Item 1.  Legal Information...........................................  19

  Item 4.  Submission of Matters to Vote of Security Holders...........  19

  Item 5.  Other Information...........................................  19

  Item 6.  Exhibits and Reports on Form 8-K............................  20

* For purposes of Part 1 and this Form 10-Q, the term "Company" means The Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild Corporation, unless otherwise indicated.

                 PART I:  FINANCIAL INFORMATION

                  ITEM 1:  FINANCIAL STATEMENTS

     THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
         December 28, 1997 (Unaudited) and June 30, 1997
                         (In thousands)


                             ASSETS

                                       December 28,    June 30,
                                          1997          1997 (*)
                                       -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents, $30,687   $   38,907     $   19,420
    and $4,830 restricted
  Short-term investments                    8,487         25,647
  Accounts receivable-trade, less
    allowances of $9,921 and $8,103       181,576        168,163
  Inventories:
     Finished goods                       335,015        297,223
     Work-in-process                       33,677         26,887
     Raw materials                         24,438         18,626
                                        ---------      ---------
                                          393,130        342,736

  Prepaid expenses and other current
    assets                                 53,450         33,631
                                        ---------      ---------
  Total Current Assets                    675,550        589,597

  Property, plant and equipment, net
    of accumulated depreciation of
    $130,744 and $134,032                 132,917        128,712

  Net assets held for sale                 26,447         26,147
  Cost in excess of net assets
    acquired (Goodwill), less
    accumulated amortization
    of $39,287 and $36,672                160,819        154,808
  Investments and advances, affiliated
    companies                              22,282         55,678
  Prepaid pension assets                   59,282         59,742
  Deferred loan costs                      11,742          9,252
  Long-term investments                     6,843          4,120
  Other assets                             50,283         39,277
                                        ---------      ---------
  TOTAL ASSETS                         $1,146,165     $1,067,333
                                        =========      =========
                                       =

*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
         December 28, 1997 (Unaudited) and June 30, 1997
                         (In thousands)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                      December 28,    June 30,
                                         1997          1997 (*)
                                      -----------   ----------
CURRENT LIABILITIES:
  Bank notes payable and current
    maturities of long-term debt      $    92,443   $   47,422
  Accounts payable                         83,685       84,953
  Other accrued liabilities                87,799      105,199
  Income taxes                             16,297        5,881
                                       ----------    ---------
  Total Current Liabilities               280,224      243,455

LONG-TERMLIABILITES:
  Long-term debt, less current
    maturities                            371,610      416,922
  Other long-term liabilities              29,050       23,622
  Retiree health care liabilities          42,402       43,387
  Noncurrent income taxes                  47,388       42,013
  Minority interest in subsidiaries        70,327       68,309
                                         --------     --------
TOTAL LIABILITIES                         841,001      837,708

STOCKHOLDERS' EQUITY:
  Class A common stock, 10 cents par
   value; authorized 40,000 shares,
   23,289 and 20,234 shares issued and
   17,047 and 13,992 shares
   outstanding                              2,329        2,023
  Class B common stock, 10 cents par
   value; authorized 20,000 shares, 2,625
   and 2,632 shares shares issued and
   outstanding                                263          263
  Paid-in capital                         124,575       71,015
  Retained earnings                       230,841      209,949
  Cumulative translation adjustment        (1,398)     (1,860)
  Net unrealized holding gain (loss)
   on available-for-sale securities           273         (46)
  Treasury Stock, at cost, 6,242
   shares of Class  Common Stock         (51,719)    (51,719)
                                        --------    --------
TOTAL STOCKHOLDERS' EQUITY               305,164     229,625
                                       ---------   ---------
TOTAL LIABILITIES AND STICKHOLDERS'
  EQUITY                              $1,146,165  $1,067,333

*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
          CONDENSED STATEMENTS OF EARNINGS (Unaudited)
For The Three (3) and Six (6) Months Ended December 28, 1997 and
                        December 29, 1996
              (In thousands, except per share data)


                                 For the Three         For the Six
                                 Months Ended          Months Ended
                               12/28/97   12/29/96  12/28/97   12/29/96
                               -------------------  -------------------
REVENUE:
  Net sales                   $236,686   $159,912  $450,447   $306,002
  Other income (expense), net   (2,737)       425     2,620        648
                               -------    -------   -------    -------
                               233,949    160,337   453,067    306,650
COSTS AND EXPENSES:
  Cost of goods sold           171,637    121,137   333,336    227,417
  Selling, general &
   administrative               51,433     36,406    96,912     72,252
  Research and development         245         22       850         45
  Amortization of goodwill       1,392      1,113     2,615      2,229
                               -------    -------   -------    -------
                               224,707    158,678   433,713    301,943

OPERATING INCOME                 9,242      1,659    19,354      4,707

Interest expense                15,695     11,468    28,683     26,140
Interest income                   (529)    (1,579)     (927)    (3,771)
                               -------    -------   -------    -------
Net interest expense            15,166      9,889    27,756     22,369

Investment income (loss), net   (7,077)     1,836    (5,180)     1,461
Equity in earnings (loss) of
  affiliates                       429       (263)    2,121      1,614
Minority interest               (1,087)      (776)   (1,875)    (1,561)
                               -------    -------   -------    -------
Loss from continuing
 operations before taxes       (13,659)    (7,433)   (13,336)   (16,148)
Income tax benefit              (6,546)    (3,795)    (6,656)    (7,458)
                               -------    -------    -------    -------
Loss from continuing
   operations                   (7,113)    (3,638)    (6,680)    (8,690)
Earnings from discontinued
   operations, net                 563        661        622      1,095
Gain on disposal of
   discontinued operations, net 29,974          -     29,974          -
Extraordinary items, net        (3,024)         -     (3,024)         -
                               -------    -------    -------    -------
NET EARNINGS (LOSS)           $ 20,400   $ (2,977)  $ 20,892   $ (7,595)

Basic and Diluted Earnings Per Share:
Loss from continuing
  operations                  $  (0.42)  $  (0.22)  $  (0.40)  $  (0.53)
Earnings from discontinued
  operations, net                 0.03       0.04       0.04       0.07
Gain on disposal of
  discontinued operations, net    1.76          -       1.78          -
Extraordinary items, net         (0.18)         -      (0.18)         -
                               -------    -------    -------    -------
Net earnings (loss)           $   1.19   $  (0.18)  $   1.24   $  (0.46)
                               =======    =======    =======    =======
Weighted average shares
outstanding                     17,088     16,551     16,864     16,489
                               =======    =======    =======    =======

The accompanying notes to summarized financial information are an integral part of these statements.

     THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For The Six (6) Months Ended December 28, 1997 and December 29,
                              1996
                         (In thousands)

                                             For the Six Months Ended
                                             ------------------------
                                              12/28/97     12/29/96
                                             ---------    ---------
Cash flows from operating activities:
       Net earnings (loss)                   $   20,892  $   (7,595)
       Depreciation and amortization             13,157      10,304
       Accretion of discount on long-term
         liabilities                              1,686       2,235
       Net gain on the sale of discontinued
         operations                             (29,974)         --
       Extraordinary items, net of cash
         payments                                 3,024          --
       Distributed earnings of affiliates,
         net                                        344       1,906
       Minority interest                          1,875       1,561
       Changes in assets and liabilities       (104,883)    (62,313)
                                                -------     -------
       Net cash used for operating
         activities                             (93,879)    (53,902)

Cash flows from investing activities:
       Purchase of property, plant and
         equipment                              (19,083)     (5,233)
       Net proceeds received from (used for)
         investments                              5,786      (2,361)
       Acquisition of subsidiaries, net of
         cash acquired                          (11,774)         --
       Net proceeds from the sale of
         discontinued operations                 84,733     173,719
       Changes in net assets held for sale         (324)       (936)
       Other, net                                   179          21
                                                -------     -------
       Net cash provided by investing
         activities                              59,517     165,210

Cash flows from financing activities:
       Proceeds from issuance of debt           143,712      40,627
       Debt repayments and repurchase of
         debemtires, net                       (145,130)    (94,394)
       Issuance of Class A common stock          53,921         859
                                                -------     -------
       Net cash provided by (used for)
         financing activities                    52,503     (52,908)

      Effect of exchange rate changes on
        cash                                      1,346         274
      Net increase in cash and cash
        equivalents                              19,487      58,674
      Cash and cash equivalents, beginning
        of the year                              19,420      39,649
                                                -------     -------
      Cash and cash equivalents, end of the
        period                                 $ 38,907    $ 98,323



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
              (In thousands, except per share data)


1.  FINANCIAL STATMENTS

      The consolidated balance sheet as of December 28, 1997 and the consolidated statements of earnings and cash flows for the three months ended December 28, 1997 and December 29, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 28, 1997, and for all periods presented, have been made. The balance sheet at June 30, 1997 was condensed from the audited financial statements as of that date.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Form 10-K and Banner Aerospace, Inc.'s March 31, 1997 Form 10-K. The results of operations for the period ended December 28, 1997 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

2.  BUSINESS COMBINATIONS

      The Company's acquisitions described in this section have been accounted for using the purchase method. The respective purchase price is assigned to the net assets acquired based on the fair value of such assets and liabilities at the respective acquisition dates.

      In December 1997, the Company acquired AS+C GmbH, Aviation Supply + Consulting ("AS&C") in a business combination accounted for as a purchase. The total cost of the acquisition was $13,245, which exceeded the fair value of the net assets of AS&C by approximately $7,350, which is preliminarily being allocated as goodwill and amortized using the straight-line method over 40 years. The Company purchased AS&C with cash borrowed. AS&C is an aerospace parts, logistics, and distribution company primarily servicing the European OEM market.

      In February 1997, the Company completed a transaction (the "Simmonds Acquisition") pursuant to which the Company acquired common shares and convertible debt representing an 84.2% interest, on a fully diluted basis, of Simmonds S.A. ("Simmonds"). The Company initiated a tender offer to purchase the remaining shares and convertible debt held by the public. By June 30, 1997, the Company had purchased, or placed sufficient cash in escrow to purchase, all the remaining shares and convertible debt of Simmonds. The total purchase price of Simmonds, including the assumption of debt, was approximately $62,000, which the Company funded with available cash and borrowings. The Company recorded approximately $14,150 in goodwill as a result of this acquisition, which will be amortized using the straight-line method over 40 years. Simmonds is one of Europe's leading manufacturers and distributors of aerospace and automotive fasteners.

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

3.   DISCONTINUED OPERATIONS

      On November 20, 1997, Shared Technologies Fairchild Inc. ("STFI"), a corporation in which the Company owned approximately 42% of the outstanding common stock, entered into a merger agreement with Intermedia Communications Inc. ("Intermedia") pursuant to which holders of STFI common stock will receive $15.00 per share in cash (the "STFI Merger"). The Company was paid approximately $85,000 in cash (before tax and selling expenses) in exchange for preferred stock of STFI owned by the Company, and expects to receive an additional $93,000 in cash (before tax and selling expenses) in the first three months of 1998 in exchange for the 6,225,000 shares of common stock of STFI owned by the Company. In the quarter ended December 28, 1997, the Company recorded a $29,974 gain, net of tax, on disposal of discontinued operations, from the proceeds received for the preferred stock of STFI. The results of STFI have been accounted for as discontinued operations.

     Earnings from discontinued operations includes the Company's equity in earnings of $622 and $1,095 from the STFI investments during the six months ended December 28, 1997 and December 29, 1996, respectively.

4.  EQUITY SECURITIES

      On December 19, 1997, the Company completed a secondary offering of public securities. The offering consisted of an issuance of 3,000,000 shares of the Company's Class A Common
Stock at $20.00 per share (the "Offering").

      The Company had 17,047,167 shares of Class A common stock and 2,624,716 shares of Class B common stock outstanding at December 28, 1997. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. Shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. Shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. For the six months ended December 28, 1997, 47,084 shares of Class A Common Stock were issued as a result of the exercise of stock options, and shareholders converted 7,800 shares of Class B common stock into Class A common stock.

5.  CREDIT AGREEMENT
      On December 19, 1997, immediately following the Offering, the Company restructured its FHC and RHI Credit Agreements by entering into a new credit facility to provide the Company with a
$300,000   senior   secured  credit  facility  (the   "Facility")
consisting of (i) a $75,000 revolving loan with a letter of credit sub-facility of $30,000 and a $10,000 swing loan sub-facility, and (ii) a $225,000 term loan. Advances made under the Facility will generally bear interest at a rate of, at the Company's option, either (i) 2% over the Citibank N.A. base rate, or (ii) 3% over the Eurodollar Rate ("LIBOR") for the first nine months following closing, and is subject to change based upon the Company's financial performance thereafter. The Facility is subject to a non-use commitment fee of 1/2% of the aggregate unused availability for the first nine months post-closing and is subject to change based upon the Company's financial performance
thereafter.   Outstanding letters of credit are subject  to  fees
equivalent to the LIBOR margin rate. A borrowing base is calculated monthly to determine the amounts available under the
Facility.   The borrowing base is determined monthly  based  upon
(i) the EBITDA of the Company's Aerospace Fastener business, as adjusted, and (ii) specified percentages of various marketable securities and cash equivalents. The Facility will mature on June 18, 2004. The term loan is subject to mandatory prepayment requirements and optional prepayments. The revolving loan is
subject   to  mandatory  prepayment  requirements  and   optional
commitment reductions. On December 28, 1997, the Company was in compliance with all the covenants under its credit agreements.

      The Company recognized an extraordinary loss of $3,024, net of tax, to write-off the remaining deferred loan fees associated with early extinguishment of FHC and RHI Credit Agreements.

      In August 1997, the Company entered into a delayed-start swap interest rate lock hedge agreement (the "FHC Hedge Agreement") to reduce its exposure to increases in interest rates on variable rate debt. In December 1997, the Company amended the FHC Hedge Agreement. Beginning on February 17, 1998, the FHC Hedge Agreement will provide interest rate protection on $100,000 of variable rate debt for ten years, with interest being calculated based on a fixed LIBOR rate of 6.715%. On January 14, 1998, the FHC Hedge Agreement was further amended to provide interest rate protection with interest being calculated based on a fixed LIBOR rate of 6.24% from February 17, 1998 to February 17, 2003. On February 17, 2003, the bank will have a one-time option to either (i) elect to cancel the ten-year agreement; or
(ii) do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008. No costs were incurred as a result of these transactions.

     On November 25, 1997, Banner amended its credit agreement to increase its revolving credit facility by $50,000.

6.  RESTRICTED CASH

     The Company had restricted cash of approximately $30,687 and $4,839 on December 28, 1997 and June 30, 1997, respectively, all of which is maintained as collateral for certain debt facilities.

7.  SUMMARIZED STATEMENT OF EARNINGS INFORMATION

     The following table presents summarized historical financial information, on a combined 100% basis, of the Company's principal investments, which are accounted for using the equity method.

                                           Six Months Ended
                                      December 28,     December 29,
                                         1997             1996
                                      ------------     ------------

Net sales                             $    48,841     $    52,239
Gross profit                               18,191          20,096
Earnings from continuing operations         8,132           5,036
Net earnings                                8,132           5,036

     The Company owns approximately 31.9% of Nacanco Paketleme common stock. The Company recorded equity earnings of $2,584 and $1,571 from this investment for the six months ended December 28, 1997 and December 29, 1996, respectively.

8.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

      On  December 28, 1997, the Company had $70,327 of  minority
interest,   of   which  $69,700  represents   Banner.    Minority
shareholders hold approximately 36% of Banner's outstanding common stock.

9.   EARNINGS PER SHARE

      Effective December 28, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement replaces the previously reported primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings
(loss) per share, basic earnings (loss) per share excludes any diluted effects of options. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings
(loss) per share. All earnings (loss) per share have been restated to conform to the requirements of SFAS 128.

     The following table illustrates the computation of basic and diluted earnings (loss) per share:

                               For the Three       For the Six
                               Months Ended        Months Ended
                            12/28/97   12/29/96   12/28/97  12/29/96
Numerator:
    Loss from continuing
      operations           $  (7,113) $(3,638)   $(6,680)   $(8,690)
                            ========   ======     ======     ======

Denominator:
Weighted average shares
    outstanding               17,088   16,551     16,864     16,489
                             =======  =======    =======    =======

Earnings (Loss) Per Share:
Loss from continuing
    operations              $  (0.42) $ (0.22)   $ (0.40)   $ (0.53)
                             =======   ======     ======     ======

      The computation of diluted loss per share for the three-month and six-month periods ended December 28, 1997 and December 29, 1996 excluded the effect of incremental common shares attributable to the potential exercise of outstanding common stock options and outstanding warrants, because their effect was antidilutive. These shares could potentially dilute basic earnings (loss) per share in the future. The Company entered into an agreement subsequent to December 28, 1997, which upon consummation, would increase the number of shares outstanding (see Note 11).

10.  CONTINGENCIES

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

      As of December 28, 1997, the consolidated total recorded liabilities of the Company for environmental matters approximated $7,500, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $12,300 on an undiscounted basis.

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

11.  SUBSEQUENT EVENTS

      On January 13, 1998, certain subsidiaries (the "Selling Subsidiaries"), of Banner Aerospace, Inc. ("Banner", a majority-owned subsidiary of the Registrant), completed the disposition of substantially all of the assets and certain liabilities of the Selling Subsidiaries to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers"), in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $345,000 (the "Banner Hardware Group Disposition"). The purchase price received by the Selling Subsidiaries ($345,000) was based on the consolidated net worth as reflected on an estimated closing date balance sheet for the assets (and liabilities) conveyed by the Selling Subsidiaries to the Buyers. Such estimated closing date balance sheet is subject to review by the parties, and the purchase price will be adjusted (up or down) based on the net worth as reflected on the final closing date balance sheet. The assets transferred to the Buyers consists primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other type of fasteners, and its PacAero unit. Approximately $170,000 of the common stock received from the Buyers was used to repay outstanding term loans of Banner's subsidiaries and related fees. Banner effected the Banner Hardware Group Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Banner Hardware Group Disposition presented a unique opportunity to realize a significant return on the disposition of the hardware group.

      On January 28, 1998, the Company entered into a merger agreement to acquire Edwards and Lock Management Corporation, doing business as Special-T Fasteners ("Special-T"), in a business combination to be accounted for as a purchase. The total cost of the acquisition will be approximately $46,500, and will be funded with approximately $23,000 of available cash and $23,500 of unregistered shares of the Company's Class A common stock. The acquisition is subject to usual regulatory approvals. Special-T distributes precision fasteners worldwide, utilized primarily in the aerospace industry, to both government and commercial manufacturers.

     On February 3, 1998, with the proceeds of the Offering, term loan borrowings under the Facility, and the after tax proceeds the Company has already received from the STFI Merger (collectively, the "Refinancing"), the Company refinanced substantially all of its existing indebtedness (other than indebtedness of Banner), consisting of (i) $63,000 to redeem the 11 7/8% Senior Debentures due 1999; (ii) $117,600 to redeem the 12% Intermediate Debentures due 2001; (iii) $35,856 to redeem the 13 1/8% Subordinated Debentures due 2006; (iv) $25,063 to redeem the 13% Junior Subordinated Debentures due 2007; and (v) accrued interest of $10,562.

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

RECENT DEVELOPMENTS

      The Company has effected a series of transactions designed to: (i) reduce its total indebtedness and annual interest expense; (ii) increase the number of publicly held shares of Class A Common Stock; and (iii) increase the Company's operating and financial flexibility.

      On November 20, 1997, STFI, a corporation of which the Company owns approximately 42% of the outstanding common stock, entered into a merger agreement with Intermedia Communications, Inc. ("Intermedia") pursuant to which holders of STFI common stock will receive $15.00 per share in cash. The Company was paid approximately $85 million in cash (before tax and selling expenses) in exchange for preferred stock of STFI owned by the Company, and expects to receive an additional $93 million in cash (before tax and selling expenses) in the first three months of 1998 in exchange for the 6,225,000 shares of common stock of STFI owned by the Company. The Intermedia transaction replaces an earlier merger agreement with the Tel-Save Holdings, Inc. under which the Company would have received consideration primarily in common stock of Tel-Save Holdings, Inc. Consummation of the STFI Merger is subject to certain conditions.

      On December 19, 1997, the Company completed a secondary offering of public securities. The offering consisted of an issuance of 3,000,000 shares of the Company's Class A Common
Stock at $20.00 per share (the "Offering").

      On December 19, 1997, immediately following the Offering, the Company restructured its FHC and RHI Credit Agreements by entering into a new six-and-a-half-year credit facility to provide the Company with a $300 million senior secured credit facility (the "Facility") consisting of (i) a $75 million revolving loan with a letter of credit sub-facility of $30 million and a $10 million swing loan sub-facility, and (ii) a $225 million term loan.

      On January 13, 1998, certain subsidiaries (the "Selling Subsidiaries"), of Banner Aerospace, Inc. ("Banner", a majority-owned subsidiary of the Registrant), completed the disposition of substantially all of the assets and certain liabilities of the Selling Subsidiaries to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers"), in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $345 million (the "Banner Hardware Group Disposition"). The purchase price received by the Selling Subsidiaries ($345 million) was based on the consolidated net worth as reflected on an estimated closing date balance sheet for the assets (and liabilities) conveyed by the Selling Subsidiaries to the Buyers. Such estimated closing date balance sheet is subject to review by the parties, and the purchase price will be adjusted (up or down) based on the net worth as reflected on the final Closing Date Balance Sheet. The assets transferred to the Buyers consists primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other type of fasteners, and its PacAero Unit. Approximately $170 million of the common stock received from the Buyers was used to repay outstanding term loans of Banner's subsidiaries and related fees. Banner effected the Banner Hardware Group Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Banner Hardware Group Disposition presented a unique opportunity to realize a significant return on the disposition of the hardware group.

     On February 3, 1998, with the proceeds of the Offering, term loan borrowings under the Facility, and the after tax proceeds the Company has already received from the STFI Merger (collectively, the "Refinancing"), the Company refinanced substantially all of its existing indebtedness (other than indebtedness of Banner), consisting of (i) $63.0 million to redeem the 11 7/8% Senior Debentures due 1999; (ii) $117.6 million to redeem the 12% Intermediate Debentures due 2001; (iii) $35.9 million to redeem the 13 1/8% Subordinated Debentures due 2006; (iv) $25.1 million to redeem the 13% Junior Subordinated Debentures due 2007; and (vi) accrued interest of $10.6 million.

      In December 1997, the Company acquired AS+C GmbH, Aviation Supply + Consulting ("AS&C") in a business combination accounted for as a purchase. The total cost of the acquisition was $13,245, which exceeded the fair value of the net assets of AS&C by approximately $7,350, which is preliminarily being allocated as goodwill and amortized using the straight-line method over 40 years. The Company purchased AS&C with cash borrowed. AS&C is an aerospace parts, logistics, and distribution company primarily servicing the European OEM market.

RESULTS OF OPERATIONS

      The Company currently reports in two principal business segments: Aerospace Fasteners and Aerospace Distribution. The results of Fairchild Technologies, together with the results of Gas Springs and SBC (for the prior year period) are included in the Corporate and Other classification. The following table illustrates the historical sales and operating income of the Company's operations for the three months and six ended December 28, 1997 and December 29, 1996, respectively.

(In thousands)
                       Three Months Ended     Six Months Ended
                       ------------------     ----------------
                       December   December    December   December
                          28,        28,         28,        28,
                         1997       1996        1997       1996
                       --------   --------    --------   --------

 Sales by Segment:
   Aerospace Fasteners $ 91,014   $ 56,494    $167,861   $111,541
   Aerospace
     Distribution       119,614     96,985     242,528    181,092
   Corporate and Other   31,346     10,290      50,193     19,944
   Eliminations (a)      (5,288)    (3,857)    (10,135)    (6,575)
                        -------    -------     -------    -------
 Total Sales           $236,686   $159,912    $450,447   $306,002

 Operating Income
(Loss) by Segment:
   Aerospace Fasteners $  6,382   $  2,156    $  8,892   $  4,264
   Aerospace
     Distribution         7,714      6,072      17,085     12,053
   Corporate and Other   (4,854)    (6,569)     (6,623)   (11,610)
                        -------    -------     -------    -------
 Total Operating
   Income              $  9,242   $  1,659    $ 19,354   $  4,707

 (a) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.


CONSOLIDATED RESULTS

      Net sales of $236.7 million in the second quarter of Fiscal 1998 improved significantly by $76.8 million, or 48%, compared to sales of $159.9 million in the second quarter of Fiscal 1997. Net Sales of $450.4 million in the Fiscal 1998 six-month period improved by $137.8 million, or 46%, compared to sales of $306.0 million in the first six months of Fiscal 1997. Sales growth was stimulated by the resurgent commercial aerospace industry, together with the effects that recent acquisitions contributed in the current periods, and increased sales at Fairchild Technologies.

     Gross Margin as a percentage of sales was 27.5% and 24.2% in the second quarter of Fiscal 1998 and 1997, respectively, and 26.0% and 25.7% in the six-month period of Fiscal 1998 and 1997, respectively. The increased margin in the Fiscal 1998 periods is attributable to improving efficiencies associated with increased production performances contributed by an improving skills base in the work force, and a reduction in the payment of overtime within the Aerospace Fasteners segment, and a change in product mix and decreased price competition in the Aerospace Distribution segment.

     Selling, General & Administrative expense as a percentage of sales was 21.7% and 22.8% in the second quarter of Fiscal 1998 and 1997, respectively, and 21.5% and 23.6% in the six-month period of Fiscal 1998 and 1997, respectively. The improvement in the Fiscal 1998 periods is attributable primarily to administrative efficiencies relative to increasing sales.

      Research and Development expense increased in the Fiscal 1998 periods, compared to the prior year periods, as a result of product development within Fairchild Technologies. Additional research and development expenses will be incurred in the future.

     Other income increased $2.0 million in the current six-month period, compared to the prior year six-month period, due primarily to the sale of air rights over a portion of the property the Company owns and is developing in Farmingdale, New York.

      Operating income of $9.2 million in the second quarter of Fiscal 1998 increased $7.6 million, compared to operating income of $1.7 million in the second quarter of Fiscal 1997. Operating income of $19.4 million in the six months period ended December 28, 1997, improved by $14.7 million, compared to the six month period ended December 29, 1996. The increase in operating income was due to the improved results provided by the Company's aerospace operations.

      Investment income (loss), net, decreased by $8.9 million in the second quarter and $6.6 million in the first six months of Fiscal 1998, due to recognizing unrealized losses on the fair market adjustments of trading securities in the Fiscal 1998 periods while recording unrealized gains from trading securities in the Fiscal 1997 periods. The Company's portfolio of trading securities is small, varied, and subject to fluctuations in market value. Trading securities are marked to market value in the statement of earnings.

     Equity in earnings of affiliates increased slightly in the second quarter and six months of Fiscal 1998, compared to the first quarter of Fiscal 1997, due to improved earnings by Nacanco.

      Income taxes included a $6.7 million tax benefit in the first six months of Fiscal 1998, on pre-tax losses of $13.7 million. The tax benefit was higher than the statutory rate due primarily to larger losses generated by domestic operations.

      Included in earnings from discontinued operations is the Company's equity in earnings of STFI, which was slightly lower in the Fiscal 1998 periods.

     The $30.0 million after-tax gain on disposal of discontinued operations in the Fiscal 1998 periods, includes the Company's disposition of its preferred stock positions as a result of the STFI Merger.

      The extraordinary loss, net, in the Fiscal 1998 periods includes the write-off of deferred loan fees associated with the early extinguishment of the FHC and RHI credit facilities which were replaced as part of the Refinancing.

      Net earnings of $20.4 million in the first six months ended December 28, 1997, improved by $28.5 million compared to the $7.6 million net loss recorded in the six months ended December 29, 1996. This improvement is attributable to a $14.6 million increase in operating income; and the $30.0 million gain on the disposition of discontinued operations, offset partially by a $6.6 million decrease in investment income and the $3.0 million extraordinary loss.

SEGMENT  RESULTS:

AEROSPACE FASTENERS SEGMENT

      Sales in the Aerospace Fasteners segment increased by $34.5 million in the second quarter and $56.3 million for the Fiscal 1998 six-month period, reflecting significant growth in the commercial aerospace industry combined with the effect of the Simmonds acquisition. New orders have continued to exceed reported sales, resulting in a backlog of $207 million at December 28, 1997, up from $196 million at June 30, 1997. Excluding sales contributed by acquisitions, sales increased 22% and 19% for the three and six months ended December 28, 1997, respectively, compared to the same periods in the prior year.

      Operating income improved by $4.2 million, or 196%, in the second quarter and $4.6 million, or 109%, in the Fiscal 1998 six-month period, compared to the Fiscal 1997 periods. Acquisitions and marketing changes were contributors to this improvement. Excluding the results provided by acquisitions, operating income increased by 116% in the second quarter and 11% for the six months of Fiscal 1998, compared to the same periods in the prior year. The Company anticipates that productivity efficiencies will further improve operating income in the coming months.

AEROSPACE DISTRIBUTION SEGMENT

      Aerospace Distribution sales were up $22.6 million, or 23% in the second quarter and $61.4 million, or 34%, in the first six months of Fiscal 1998, compared to the corresponding periods of the prior year. The improvement in the Fiscal 1998 periods is due to increased sales to commercial airlines, original equipment manufacturers, and other distributors as well as increased sales of turbine parts and engine management services. In addition, incremental sales provided by PB Herndon also contributed to the increase.

      Operating income was up $1.6 million, or 27%, in the second quarter and $5.0 million, or 42% for the first six months of Fiscal 1998, compared to the same period of the prior year, due primarily to the increase in sales and the related economies of scale. This segment has benefited from the extended service lives of existing aircraft, growth from acquisitions and internal growth, which has increased its overall market share.

CORPORATE AND OTHER

     The Corporate and Other classification includes Fairchild Technologies, Gas Springs Division and corporate activities. The results of SBC, which was sold at Fiscal 1997 year-end, are included in the prior period results. The group reported an increase in sales of $21.1 million, or 205%, in the second quarter and $30.2 million, or 155%, in the first six months of Fiscal 1998, as compared to the same periods in Fiscal 1997, due primarily to an improvement in sales of Fairchild Technologies advanced semiconductor manufacturing equipment products. The operating loss decreased by $1.7 million, or 26%, in the second quarter and $5.0, or 43%, in the first six months of Fiscal 1998, compared to the Fiscal 1997 periods, as a result of an increase in other income and a decline in legal expenses, partially offset by increased losses at Fairchild Technologies. The operating results classified under Corporate and Other are affected by the operations of Fairchild Technologies Division ("The Division"), which may fluctuate because of industry cyclicality, the volume and timing of orders, the timing of new product shipments, customer's capital spending, and pricing changes by The Division and its competition. The Division has experienced a reduction of its backlog, and margin compression during the past six months, which combined with the existing cost base, may impact future earnings from the Division.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased by $19.5 million from $19.4 million at June 30, 1997 to $38.9 million at December 28,
1997. Cash received form the STFI Merger and the Offering was partially offset by cash used for operations of $93.9 million, net capital expenditures, including acquisitions of $30.9 million. The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities. Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, and litigation settlements and related costs. The Company maintains credit agreements with a consortium of banks, which provide a term loan and revolving credit facilities to the Company, and a separate revolving credit facility and term loans to Banner. The Company anticipates that existing capital resources, cash generated from operations, and cash from borrowings and asset sales will be adequate to maintain the Company's current level of operations.

      With the proceeds of the Offering, borrowings under the Facility and the after tax proceeds the Company has already received from the STFI Merger, the Company refinanced substantially all of its existing indebtedness (other than indebtedness at Banner), consisting of the 11 7/8% Senior Debentures due 1999, the 12% Intermediate Debentures due 2001, the 13 1/8% Subordinated Debentures due 2006, the 13% Junior Subordinated debentures due 2007 and its existing bank indebtedness. The Refinancing reduced the Company's total net indebtedness by approximately $132 million and reduced the Company's annual interest expense, on a pro forma basis, by approximately $21 million. The completion of the STFI Merger will reduce the Company's annual interest expense by approximately $3 million. In addition, a portion of the proceeds from the Banner Hardware Group Disposition were used to repay all of Banner's outstanding bank indebtedness, which will further reduce the Company's annual interest expense by an additional $14 million.

      The increase in the Company's shareholders' equity is expected to be approximately $40 million resulting a projected gain of $103 million to be recorded at the closing of the Banner Hardware Group Disposition, and an estimated tax provision of $43 million and a minority interest effect of $20 million. The operating income of the subsidiaries included in the Banner Hardware Group Disposition was $6.1 million and $14.1 million for the three and six months ended December 28, 1997, respectively. Whereas the Company will no longer benefit from the operations of the disposed Banner subsidiaries it expects to benefit from lower interest expense and dividends paid on the AlliedSignal stock.

      In order to focus its operations on the aerospace industry, the Company is considering distributing (the "Spin-Off") to its shareholders all of the stock of a subsidiary to be formed ("Spin-Co"), which would own substantially all of the Company's non-aerospace assets. Although the Company's ability to effect the Spin-Off is uncertain, the Company may effect a spin-off of
certain   non-aerospace  assets  as  soon  as  it  is  reasonably
practicable following receipt of a solvency opinion relating to Spin-Co and all necessary governmental and third party approvals. In order to effect the Spin-Off, approval is required from the board of directors of the Company, however, shareholder approval
is   not   required.  In  addition,  the  Company  may  encounter
unexpected delays in effecting the Spin-Off, and the Company can make no assurance as to the timing thereof. In addition, prior to
the   consummation  of  the  Spin-Off,  the  Company  may   sell,
restructure or otherwise change the assets and liabilities that will be in Spin-Co, or for other reasons elect not to consummate the Spin-Off. Consequently, there can be no assurance that the Spin-Off will occur.

      In connection with the Spin-Off, it is anticipated that the Company will enter into an indemnification agreement pursuant to which Spin-Co will assume and be solely responsible for all known and unknown past, present and future claims and liabilities of any nature relating to the pension matter described under "Business--Legal Proceedings"; certain environmental liabilities currently recorded as $7.5 million, but for which it is reasonably possible the total expense could be $12.3 million on an undiscounted basis; certain retiree medical cost and liabilities related to discontinued operations for which the Company has accrued approximately $31.3 million as of December 28, 1997 (see Note 11 to the Company's Consolidated Financial Statements); and certain tax liabilities. In addition, the Spin-Co would also be responsible for all liabilities relating to the Technologies business and an allocation of corporate expenses. Responsibility for such liabilities would require significant commitments.

      Should the Spin-Off, as presently contemplated, occur prior to June of 1999, the Spin-Off will be a taxable transaction to shareholders of the Company and could result in a material tax liability to the Company and its shareholders. The amount of the tax to the Company and its shareholders is uncertain, and if the tax is material to the Company, the Company may elect not to consummate the Spin-Off. Because circumstances may change and because provisions of the Internal Revenue Code of 1986, as amended, may be further amended from time to time, the Company may, depending on various factors, restructure or delay the timing of the Spin-Off to minimize the tax consequences thereof to the Company and its shareholders.

     With the year 2000 approaching, the Company is preparing all of its computer systems to be Year 2000 compliant. Substantially all of the systems within the Aerospace Fasteners segment are currently Year 2000 compliant. The Company expects to replace and upgrade some systems, which are not Year 2000 compliant, within the Aerospace Distribution segment and at Fairchild Technologies. The Company expects all of its systems will be Year 2000 compliant on a timely basis. However, there can be no assurance that the systems of other companies, on which the Company's systems rely, will also be timely converted. Management is currently evaluating the cost of ensuring that all of its systems are Year 2000 compliant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Item 1.  Legal Proceedings

      Reference  is  made  to  Note 10 of Notes  to  Consolidated
Financial Statements.

Item 4.  Submission of Matters to a vote of Security Holders.

      The Annual Meeting of Stockholders of the Company was held on November 20, 1997. Four matters of business were held to vote for the following purposes: (1) the election of thirteen directors of the Company for the ensuing year ("Proposal 1"); (2) the amendments to the 1986 Non-Qualified and Incentive Stock Option Plan ("Proposal 2"); (3) the approval of grants of stock options to certain executive officers and employees under the 1986 Non-Qualified and Incentive Stock Option Plan ("Proposal 3"); and (4) the approval of the material terms of performance goals for Fiscal 1998 Incentive Compensation award for the Company's Chief Executive Officer ("Proposal 4"). The following tables provides the shareholder election results in number of shares:

Proposal 1

Directors                 Votes For        Votes Withheld
------------------        -------------    -----------------
 Michael T. Alcox         38,456,208       539,985
 Melville R. Barlow       38,456,084       540,109
 Mortimer M. Caplin       38,425,786       570,407
 Colin M. Cohen           38,456,961       539,232
 Philip David             38,456,284       539,909
 Harold J. Harris         38,456,584       539,609
 Daniel Lebard            38,455,584       540,609
 Jacques S. Moskovic      38,455,581       540,612
 Herbert S. Richey        38,428,284       657,909
 Moshe Sanbar             38,462,496       533,697
 Robert A. Sharpe         38,456,984       539,209
 Eric I. Steiner          38,455,275       540,918
 Jeffrey J. Steiner       38,456,661       539,532

                      Votes For        Votes Against  Abstain     Non-Vote
                      ----------       -------------  -------     ---------
 Proposal 2           37,857,321       898,573         35,597      204,702
 Proposal 3           37,884,760       859,277         47,454      204,702
 Proposal 4           38,442,527       319,400         29,564      204,702

Item 5.  Other Information

      Articles have appeared in the French press reporting an inquiry by a French magistrate into certain allegedly improper business transactions involving Elf Acquitaine, a French petroleum company, its former chairman and various third parties, including Maurice Bidermann. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted statements concerning the transactions and has offered to appear in person if certain arrangements were made. According to the French press, the magistrate also requested permission to commence an inquiry into transactions involving another French petroleum company, but her request was not granted. If the magistrate were to renew her request, and if it were granted, inquiry into transactions between such company and Mr. Steiner, could ensue.

      Mr. Steiner has recently been cited by a French prosecutor to appear on May 18, 1998, before the Tribunal de Grande Instance de Paris, to answer a charge of knowingly benefiting in 1990, from a misuse by Mr. Bidermann of corporate assets of Societe Generale Mobiliere et Immobiliere, a French corporation in which Mr. Bidermann is believed to have been the sole shareholder.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits:

          *  10(y)(iv)  Amendment No. 3 dated as of December  19,
1997, to the  Credit Agreement dated as of May 27, 1996.

          *  10(ag)(ii) Amendment No. 2 dated as of December  23,
1997, to the Interest Rate Hedge Agreement between
Registrant and Citibank, N.A.  dated as of August 19, 1997.

       * 27 Financial Data Schedules.

       *  99  (a)(i)     Financial  statements,  related  notes
thereto,  including exhibits, of Banner Aerospace, Inc.  for  the
nine months   ended  December  31,   1997 (incorporated by reference
to the Banner Aerospace Inc. Form 10-Q for the nine months ended December 31,
1997).

     (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended December 28, 1997.
                           SIGNATURES

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




Date:                    February 11, 1998