Form 10-K/A
period 1997-06-30
FAIRCHILD CORP
filed 1998-04-03
CIK 9779

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-K/A2


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934

                      For the Year Ended June 30, 1997

                        Commission File Number 1-6560


                                  THE FAIRCHILD CORPORATION
           (Exact name of Registrant as specified in its charter)

Delaware                                              34-0728587
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)

45025 Aviation Drive, Suite 400
Dulles, VA                                           20166
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code          (703)478-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of exchange on which registered

Class A Common Stock, par value
    $.10 per share                    New York and Pacific Stock Exchange
13 1/8% Subordinated Debentures
     due 2006                         New York Stock Exchange
12%  Intermediate Subordinated
     Debentures due  2001             New York Stock Exchange

13% Junior Subordinated Debentures
     due 2007                         New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:   None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days [X].

      Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      As of March 2, 1998, the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock exchange) of the Registrant held by nonaffiliates was approximately $295.2 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

      As of March 2, 1998, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

    Class A common stock, $.10 par value               18,150,227

    Class B common stock, $.10 par value                 2,624,716



AMENDMENT:

  The purpose of this amendment is to provide restated financial information and additional disclosure for (i) Item 6, "Selected Financial Data", (ii)
Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", (iii) Item 8, "Financial Statements and Supplementary Data", and (iv) Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K", as a result of the Company's adoption of a formal plan to discontinue Fairchild Technologies in February 1998.

                          THE FAIRCHILD CORPORATION
                                  INDEX TO
                        ANNUAL REPORT ON FORM 10-K/A2
                     FOR FISCAL YEAR ENDED JUNE 30, 1997



PART  II                                                              Page

Item 6. Selected Financial Data                                         4

Item 7. Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                         5

Item 8. Financial Statements and Supplementary Data                    15

Item 14. Exhibits, Financial Statement Schedules and Reports on Form
         8-K                                                           51


ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Financial Summary
(In thousands, except per share data)


                                          For the years ended June 30,
                                 1993      1994     1995      1996      1997
Summary of Operations:
 Net sales                     $247,080  $203,456  $220,351  $349,236  $680,763
 Gross profit                    42,609    28,415    26,491    74,101   181,344
 Operating income (loss)        (29,595)  (46,845)  (30,333)  (11,286)   33,499
 Net interest expense            67,162    66,670    64,113    56,459    47,681
 Earnings (loss) from
continuing operations           (62,413)    4,834   (56,280)  (32,186)    1,816
 Earnings (loss) per share from
continuing
   Operations:
      Basic                     $ (3.87)  $  0.30   $ (3.49)  $ (1.98)  $  0.11
      Diluted                     (3.87)     0.30     (3.49)    (1.98)     0.11

 Other Data:
 EBITDA                           5,739    (7,471)   (9,830)   12,078    57,806
 EBITDA Margin                    2.3%       N.M       N.M        3.5%     8.5%
 Cash used for operating
  activities                    (21,120)   (33,271)  (25,041)  (48,951)(100,058)
 Cash provided by (used for)
investing activities             (9,290)   166,068   (19,156)   57,540   79,975
 Cash provided by (used for)
financing activities             57,431   (101,390)   12,345   (39,637)  (1,455

 Balance Sheet Data:
 Total assets                   941,675    860,943    828,680  993,398 1,052,666
 Long-term debt, less current
maturities                      566,491    518,718    508,225  368,589   416,922
 Redeemable preferred stock of   17,732     17,552     16,342     --        --
subsidiary
 Stockholders' equity            53,754     69,494     39,378  230,861   232,424
     per outstanding common
       share                   $   3.34   $   4.32    $  2.50 $  14.10  $ 13.81

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

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                FINANCIAL CONDITION

      The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. On November 15, 1990, the Company changed its name from Banner Industries, Inc. to The Fairchild Corporation. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the owner of 100% of Fairchild Holding Corp. ("FHC") and the majority owner of Banner Aerospace, Inc. ("Banner"). The Company's principal operations are conducted through RHI and FHC. The Company holds a significant equity interest in Nacanco Paketleme ("Nacanco"), and, during the period covered by this report, held a significant equity interest in Shared Technologies Fairchild Inc. ("STFI"). (See Item 8, Note 24 to Financial Statements, Subsequent Events, as to the disposition of the Company's interest in STFI.)

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

      The Company's primary business focus is on the aerospace industry and its business consists primarily of two aerospace segments--aerospace fasteners and aerospace parts distribution. The aerospace fasteners segment, which accounted for approximately 51.4% of the Company's net sales in Fiscal 1997, pro forma for the Disposition, manufactures and markets fastening systems used in the manufacturing and maintenance of commercial and military aircraft. The aerospace distribution segment, which accounted for approximately 35.9% of the Company's net sales in Fiscal 1997, pro forma for the Disposition, stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, OEMs, other distributors, fixed-base operators, corporate aircraft operators and other aerospace and non-aerospace companies. The Company's aerospace distribution business is conducted through its 66% owned subsidiary, Banner.

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

      On November 20, 1997, Shared Technologies Fairchild Inc. ("STFI"), a corporation of which the Company owned approximately 42% of the outstanding common stock, executed a Merger Agreement with Intermedia Communications Inc. ("Intermedia"), pursuant to which holders of STFI common stock would receive $15.00 per share in cash (the "STFI Merger"). On March 10, 1998, the STFI
Merger was consummated. In the quarter ended December 28, 1997 the Company was paid approximately $85,000 in cash (before tax and selling expenses) in exchange for preferred stock of STFI owned by the Company. The Company received an additional $93,000 in cash (before tax and selling expenses) in the third quarter of Fiscal 1998, in exchange for the 6,225,000 shares of common stock of STFI owned by the Company.

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

      On January 13, 1998, certain subsidiaries of Banner (the "Selling Subsidiaries") completed the disposition of substantially all of the assets and certain liabilities of the Selling Subsidiaries to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers"), in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $369 million (the "Banner Hardware Group Disposition"). The purchase price received by the Selling Subsidiaries was based on the consolidated net worth as reflected on an estimated closing date balance sheet for the assets (and liabilities) conveyed by the Selling Subsidiaries to the Buyers. Such estimated closing date balance sheet is subject to review by the parties, and the purchase price will be adjusted (up or down) based on the net worth as reflected on the final Closing Date Balance Sheet. The assets transferred to the Buyers consists primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other type of fasteners, and its PacAero Unit. Approximately $196 million of the common stock received from the Buyers was used to repay outstanding term loans of Banner's subsidiaries and related fees. Banner effected the Banner Hardware Group Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Banner Hardware Group Disposition presented a unique opportunity to realize a significant return on the disposition of the hardware group.

      On March 2, 1998, the Company consummated the acquisition of Special-T, from the stockholders of Special-T, pursuant to an agreement and plan of merger dated as of January 28, 1998 as amended on February 20, 1998 and March 2, 1998. The purchase price for the acquisition was $46.5 million, of which $23.5 million was paid in shares of Class A Common Stock of the Company and the remainder was paid in cash. The purchase price is subject to certain post-closing adjustments. Special-T is a distributor of aerospace fasteners.

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

      On November 28, 1997, the Company acquired AS+C GmbH, Aviation Supply + Consulting ("AS&C") in a business combination accounted for as a purchase. The total cost of the acquisition was $13,245, which exceeded the fair value of the net assets of AS&C by approximately $7,350, which is preliminarily being allocated as goodwill and amortized using the straight-line method over 40 years. The Company purchased AS&C with cash borrowed. AS&C is an aerospace parts, logistics, and distribution company primarily servicing the European OEM market.

     Fiscal 1997 Transactions

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

     Fiscal 1996 Transactions

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

(In thousands)                 For the years ended June 30,
                                  1995    1996    1997
 Sales by Segment:
   Aerospace Fasteners         $215,364 $218,059 $269,026
   Aerospace Distribution(a)          -  129,973  411,765
   Corporate and Other            4,987    7,046   15,185
   Eliminations (b)                   -   (5,842) (15,213)
 Total Sales                   $220,351 $349,236 $680,763

 Operating Income (Loss) by Segment:
   Aerospace Fasteners(c)      $(11,497) $   135 $ 17,390
   Aerospace Distribution(a)          -    5,625   30,891
   Corporate and Other(b)       (18,836) (17,046) (14,782)
 Total Operating Income        $(30,333) $(11,286)$33,499

(a) Effective February 25, 1996, the Company became the majority shareholder of Banner Aerospace, Inc. and, accordingly, began consolidating their results as of that date.

(b) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.

(c) Includes restructuring charges of $2.3 million in Fiscal 1996.

      The following unaudited pro forma table illustrates sales and operating income of the Company's operations by segment, on a pro forma basis, as if the Company had operated in a consistent manner for the past three years ended June 30, 1995, 1996 and 1997. The pro forma results are based on the historical financial statements of the Company and Banner as though the Banner Hardware Group Disposition and consolidation of Banner had been in effect since the beginning of each period. The pro forma information is not necessarily indicative of the results of operations that would actually have occurred if the transactions had been in effect since the beginning of each period, nor is it necessarily indicative of future results of the Company.

                             For the years ended June 30,
 Sales by Segment:              1995    1996    1997
   Aerospace Fasteners        $190,287 $197,099 $269,026
   Aerospace Distribution(a)   108,359  153,830  187,768
   Corporate and Other           5,462    7,046   15,185
   Eliminations (b)               -        -         (29)
 Total Sales                  $304,108 $357,975 $471,950

 Operating Income (Loss)by Segment:
   Aerospace Fasteners(c)      $(15,736) $ (2,639) $ 17,390
   Aerospace Distribution(a)     (9,995)    5,431     8,272
   Corporate and Other(b)       (16,260)  (17,047)  (14,782)
 Total Operating Income        $(41,991) $(14,255) $ 10,880

(a) Fiscal 1997 results include sales of $27.2 million and operating income of $1.2 million provided by Simmonds since its acquisition in February 1997.

Consolidated Results

      Net sales of $680.8 million in Fiscal 1997 improved significantly by $331.5 million, or 94.9%, compared to sales of $349.2 million in Fiscal 1996. Sales growth was stimulated by the resurgent commercial aerospace industry, together with the effects of several strategic business combinations over the past 18 months. Net sales in Fiscal 1996 were up 58.5% from Fiscal 1995 reflecting strong sales performances from the Aerospace Fasteners segment and the inclusion of four months of sales from the Aerospace Distribution segment. On a pro forma basis, net sales increased 26.7% and 20.4% in Fiscal 1997 and 1996, respectively, as compared to the previous Fiscal periods.

      Gross Margin as a percentage of sales was 12.0%, 21.2%, and 26.6% in Fiscal 1995, 1996, and 1997, respectively. The increase in the current year was attributable to higher revenues combined with continued productivity improvements achieved during Fiscal 1997. The increase in Fiscal 1996 compared to Fiscal 1995 was due to consolidation of plants, elimination of product lines, substantial downsizing and new productivity programs put in place.

      Selling, General & Administrative expense as a percentage of sales was 24.0%, 22.7%, and 21.2% in Fiscal 1995, 1996, and 1997, respectively. The increase in the current year was attributable primarily to the increase in selling and marketing costs incurred to support the increase in sales. The decrease in Fiscal 1996 compared to Fiscal 1995 was due primarily to the positive results obtained from restructuring and downsizing programs put in place earlier.

     Operating income of $30.3 million in Fiscal 1997 increased $44.8 million compared to operating loss of $11.3 million in Fiscal 1996. The increase in operating income was due primarily to the current year's growth in sales and increased operational efficiencies. Operating income in Fiscal 1996 improved by $19.0 million over Fiscal 1995 due primarily to improved cost efficiencies applied in the Aerospace Fasteners segment. On a pro forma basis, operating income increased $32.5 million in Fiscal 1997, as compared to Fiscal 1996, and $20.4 million in Fiscal 1996, as compared to Fiscal 1995.

      Net interest expense decreased 15.5% in Fiscal 1997 compared to Fiscal 1996, and decreased 11.9% in Fiscal 1996 compared to Fiscal 1995. The decreases are due to lower borrowings as a result of the sale of DME and the Merger, both of which significantly reduced the Company's total debt.

      Investment income, net, was $5.7 million, $4.6 million and $6.7 million in Fiscal 1995, 1996, and 1997, respectively. The 45.4% increase in Fiscal 1997 is due primarily to gains realized from the sale of investments in Fiscal 1997. The 19.8% decrease in Fiscal 1996 resulted from losses realized on the write-off of two foreign investments.

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

     Income Taxes included a $5.7 million tax benefit in Fiscal 1997 on a pre-tax loss of $7.1 million from continuing operations. The tax benefit was due primarily to reversing Federal income taxes previously provided due to a change in the estimate of the required tax accruals. In Fiscal 1996, the tax benefit from the loss from continuing operations was $29.8 million.

     Earnings from discontinued operations, net, include the earnings, net of tax, from Fairchild Technologies in Fiscal 1995, 1996 and 1997, STFI in Fiscal 1996 and 1997, and FCS, DME and Data in Fiscal 1995 and 1996.

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

      Net earnings in Fiscal 1997, compared to Fiscal 1996, after excluding the gain on sale of discontinued operations of $163.1 million from the Merger and the $53.6 million gain on sale of discontinued operations in 1996 from the sale of DME, improved $28.3 million, reflecting a $41.6 million improvement in operating profit. The net earnings increased $223.5 million in Fiscal 1996, compared to Fiscal 1995, due primarily to the gain, net of tax, from the sale of discontinued operations.

Segment Results

Aerospace Fasteners Segment

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

Corporate and Other

      The Corporate and Other segment includes Gas Springs Division and Fairchild Scandinavian Bellyloading Co. AB (SBC) (formerly the Technology Products segment). Sales improved at SBC which, was sold effective as of Fiscal 1997 year-end. Over the past three years, corporate administrative expense as a percentage of sales has decreased from 7.0% in 1995 to 4.5% in 1996 to 2.8% in 1997.

Backlog of Orders

      Backlog is significant to all of the Company's operations, due to long-term production requirements of its customers. The Company's backlog of orders as of June 30, 1997 in the Aerospace Fasteners segment and Aerospace Distribution segment amounted to $195.7 million and $90.9 million, respectively, with a "Book-to-Bill" ratio of 1.3 and 1.1, respectively. The Company anticipates that approximately 94.8% of the aggregate backlog at June 30, 1997 will be delivered by June 30, 1998.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Net cash used by operating activities for the fiscal years ended June 30, 1997 and 1996 amounted to $100.1 million and $49.0 million, respectively. The primary use of cash for operating activities in fiscal 1997 was an increase in accounts receivable of $48.7 million and inventories of $36.9 million which was mainly to support the Company's sales growth. The primary use of cash for operating activities in fiscal 1996 was a decrease in accounts payable, accrued liabilities and other long-term liabilities of $37.5 million.

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

      Net cash used for financing activities for the fiscal years ended June 30, 1997 and 1996 amounted to $1.5 million and $39.6 million, respectively. The primary use of cash for financing activities in fiscal 1997 was the repayment of debt and the repurchase of debentures of $155.6 million offset by proceeds from the issuance of additional debt of $154.3 million. The primary use of cash for financing activities in fiscal 1996 was the repayment of debt and the repurchase of debentures of $195.4 million which was partially offset by proceeds from the issuance of additional debt of $156.5 million.
      The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities. Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, and litigation settlements and related costs. The Company expects that cash on hand, cash generated from operations, and cash from borrowings and asset sales will be adequate to satisfy cash requirements.

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

      The  increase in the Company's shareholders' equity is expected  to  be approximately $40 million resulting a projected gain of $90 million to be recorded at the closing of the Banner Hardware Group Disposition, and an estimated tax provision of $39 million and a minority interest effect of $20 million. The operating income of the subsidiaries included in the Banner Hardware Group Disposition was $6.1 million and $14.1 million for the three and six months ended December 28, 1997, respectively. Whereas the Company will no longer benefit from the operations of the disposed Banner subsidiaries it expects to benefit from lower interest expense and dividends paid on the AlliedSignal stock.

      For the Company's fiscal years 1995, 1996, and 1997, and for the first six months of fiscal 1998, Fairchild Technologies ("Technologies") had operating losses of approximately $1.5 million, $1.5 million, $3.6 million, and $5 million, respectively. In addition, as a result of the downturn in the Asian markets, Technologies has experienced delivery deferrals, reduction in new orders, lower margins and increased price competition.

      In response, in February, 1998, the Company adopted a formal plan to enhance the opportunities for disposition of Technologies, while improving the ability of Technologies to operate more efficiently. The plan includes a reduction in production capacity and headcount at Technologies, and the pursuit of potential vertical and horizontal integration with peers and competitors of the two divisions that constitute Technologies, or the inclusion of those divisions in the Spin-Off. If the Company elects to include Technologies in the Spin-Off, the Company believes that it would be required to contribute substantial additional resources to allow Technologies the liquidity necessary to sustain and grow both the Fairchild Technologies' operating divisions.

      In connection with the adoption of such plan, the Company will take an after-tax reserve of approximately $22 million in discontinued operations in the third fiscal quarter ending March 29, 1998, of which $14 million (net of income tax benefit of $4 million) relates to an estimated loss on the disposal of certain assets of Technologies, and $8 million relates to a provision for expected operating losses over the next twelve months at Technologies. While the Company believes that $22 million is a sufficient charge for the expected losses in connection with the disposition of Technologies, there can be no assurance that the reserve is adequate.

      In order to focus its operations on the aerospace industry, the Company is considering distributing (the "Spin-Off") to its shareholders all of the stock of a subsidiary to be formed ("Spin-Co"), which may own substantially all of the Company's non-aerospace assets. Although the Company's ability to effect the Spin-Off is uncertain, the Company may effect a spin-off of certain non-aerospace assets as soon as it is reasonably practicable following receipt of a solvency opinion relating to Spin-Co and all necessary governmental and third party approvals. In order to effect the Spin-Off, approval is required from the board of directors of the Company, however, shareholder approval is not required. The composition of the assets and liabilities to be included in Spin-Co, and accordingly the ability of the Company to consummate the Spin-Off, is contingent, among other things, on obtaining consents and waivers under the Company's New Credit Facility. In addition, the Company may encounter unexpected delays in effecting the Spin-Off, and the Company can make no assurance as to the timing thereof. In addition, prior to the consummation of the Spin-Off, the Company may sell, restructure or otherwise change the assets and liabilities that will be in Spin-Co, or for other reasons elect not to consummate the Spin-Off. Consequently, there can be no assurance that the Spin-Off will occur.

      In connection with the possible Spin-Off, it is anticipated that the Company will enter into an indemnification agreement pursuant to which Spin-Co will assume and be solely responsible for all known and unknown past, present and future claims and liabilities of any nature relating to the pension matter described under "Legal Proceedings"; certain environmental liabilities currently recorded as $7.5 million, but for which it is reasonably possible the total expense could be $12.3 million on an undiscounted basis; certain retiree medical cost and liabilities related to discontinued operations for which the Company has accrued approximately $31.3 million as of December 28, 1997 (see Note 11 to the Company's Consolidated Financial Statements); and certain tax liabilities. In addition, the Spin-Co would also be responsible for all liabilities relating to the Technologies business and an allocation of corporate expenses. Responsibility for such liabilities would require significant commitments.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Company and the report of the Company's independent public accountants with respect thereto, are set forth below.


                                                                    Page

Report of Independent Public Accountants                                   16

Consolidated Balance Sheets as of June 30, 1996 and 1997                   17

Consolidated Statements of Earnings For The Three Years Ended June  30,
1995, 1996, and 1997                                                       19

Consolidated  Statements of Stockholders' Equity For  The  Three  Years
Ended June 30, 1995, 1996, and 1997                                        20

Consolidated Statements of Cash Flows For The Three Years Ended June 30,
1995, 1996, and 1997                                                       21

Notes to Consolidated Financial Statements                                 22

Supplementary data regarding "Quarterly Financial Information (Unaudited)" is set forth under Item 8 in Note 23 to Consolidated Financial Statements.

                  Report of Independent Public Accountants



To The Fairchild Corporation:

      We have audited the accompanying consolidated balance sheets of The Fairchild Corporation (a Delaware corporation) and subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended June 30, 1995, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation and subsidiaries as of June 30, 1996 and 1997, and the results of their operations and their cash flows for the years ended June 30, 1995, 1996 and 1997, in conformity with generally accepted accounting principles.


                                              Arthur Andersen LLP

Washington, D.C.
September 5, 1997

(except with respect to the matter discussed in Note 24, as to which the date is February 28, 1998)


           THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                           June 30   June 30,
ASSETS                                      1996     1997
Current Assets:
 Cash and cash equivalents (of which
$8,224 and $4,839 is restricted)          $ 39,649 $ 19,420
Short-term investments                      10,498   25,647
Accounts receivable-trade, less             89,164  151,361
allowances of $5,449 and $6,905
Notes Receivable                           170,384      --
Inventories:
   Finished goods                          234,395  292,441
   Work-in-process                          12,909   20,357
   Raw materials                            13,989   10,567
                                           261,293  323,365
Net current assets of discontinued           2,179   17,884
operations
Prepaid expenses and other current assets   20,283   34,490
Total Current Assets                       593,450  572,167

Property, plant and equipment, net of
accumulated
  depreciation of $78,593 and $131,646      86,645  121,918
Net assets held for sale                    45,405   26,147
Net noncurrent assets of discontinued        4,622   14,495
operations
Cost in excess of net assets acquired
(Goodwill), less
  accumulated amortization of $31,885 and  139,504  154,129
$36,627
Investments and advances, affiliated        53,018   55,678
companies
Prepaid pension assets                      57,660   59,742
Deferred loan costs                          7,825    9,252
Long-term investments                          585    4,120
Notes receivable and other assets            4,684   35,018
Total Assets                              $993,398 $1,052,666



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                         June 30,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY        1996     1997
Current Liabilities:
Bank notes payable and current maturities
of long-term debt                        $  83,517 $ 47,322
Accounts payable                            59,894  75,522
Accrued liabilities:
    Salaries, wages and commissions         15,407  17,138
    Employee benefit plan costs              6,342   1,764
    Insurance                               15,863  15,021
    Interest                                10,732  11,213
    Other accrued liabilities               24,179  52,182
                                            72,523  97,318
Income taxes                                24,635   5,863
Total Current Liabilities                  240,569 226,025

Long-term debt, less current maturities    368,589 416,922
Other long-term liabilities                 18,605  23,622
Retiree health care liabilities             44,412  43,351
Noncurrent income taxes                     31,737  42,013
Minority interest in subsidiaries           58,625  68,309
Total Liabilities                          762,537 820,242

Stockholders' Equity:
Class A common stock, 10 cents par value;
authorized
  40,000,000 shares, 20,233,879
(19,997,756 in 1996) shares issued
  and 13,992,283 (13,756,160 in 1996)        2,000   2,023
shares outstanding
Class B common stock, 10 cents par value;
authorized
  20,000,000 shares, 2,632,516 (2,633,704
in 1996) shares issued
  and outstanding                              263     263
Paid-in capital                             69,366  71,015
Retained earnings                          208,618 209,949
Cumulative translation adjustment            2,453     939
Net unrealized holding loss on available-    (120)    (46)
for-sale securities
Treasury Stock, at cost, 6,241,596 shares  (51,719)(51,719)
of Class A common stock
Total Stockholders' Equity                 230,861 232,424
Total Liabilities and Stockholders'
Equity                                    $993,398 $1,052,666


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share data)

                                    For the Years Ended June 30,
                                      1995     1996     1997
Revenue:
  Net sales                         $220,351 $349,236 $680,763
  Other income                           942      300       28
                                     221,293  349,536  680,791
Costs and expenses:
  Cost of goods sold                 193,860  275,135  499,419
  Selling, general & administrative   52,975   79,295  142,959
  Research and development               974       94      100
  Amortization of goodwill             3,817    3,979    4,814
  Restructuring                           --    2,319       --
                                     251,626  360,822  647,292
Operating income (loss)             (30,333) (11,286)   33,499
Interest expense                      67,462   64,521   52,376
Interest income                      (3,349)  (8,062)  (4,695)
Net interest expense                  64,113   56,459   47,681
Investment income, net                 5,705    4,575    6,651
Equity in earnings of affiliates       1,607    4,821    4,598
Minority interest                    (2,293)  (1,952)  (3,514)
Non-recurring income (loss)               --  (1,724)    2,528
Loss from continuing operations     (89,427) (62,025)  (3,919)
before taxes
Income tax benefit                    33,147   29,839    5,735
Earnings (loss) from continuing     (56,280) (32,186)    1,816
operations
Earnings (loss) from discontinued     22,360   15,612    (485)
operations, net
Gain (loss) on disposal of             (259)  216,716       --
discontinued operations, net
Extraordinary items, net                 355 (10,436)       --
Net earnings (loss)                 $(33,824)$189,706   $1,331
Basic and Diluted Earnings Per
Share (see Note 24):
Earning (loss) from continuing
 operations                         $  (3.49)$  (1.98) $ 0.11
Earnings from discontinued
operations, net                         1.39     0.96   (0.03)
Gain (loss) on disposal of
discontinued operations, net          (0.02)    13.37      --
Extraordinary items, net               0.02     (0.64)     --
Net earnings (loss)                 $ (2.09) $  11.71  $  0.08

Weighted average shares outstanding   16,103   16,206   16,539


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (In thousands)

                         Class  Class              Cumulative
                           A     B
                        Common Common Paid-  Retai Transla Treasu
                           n     n     in    ned   tion     ry
                         Stock Stock Capital Earni Adjustm  Stock Other  Total
                                             ngs    ent
Balance, July 1, 1994        $     $      $     $       $      $     $      $
                         1,965   270 66,775 52,73     872 (51,71 (1,40 69,494
                                                6             9)    5)
Net loss                                  - (33,8      --      -       (33,82
                           --    --    -      24)            -     --      4)
Cumulative translation                    -         2,187      -        2,187
adjustment, net            --    --    -      --             -     --
Gain on purchase of                     236            --      -          236
preferred stock of         --    --           --             -     --
subsidiary
Reduction of minimum                      -            --      - 1,405  1,405
liability for pensions     --    --    -      --             -
Net unrealized holding                    -            --      - (120)  (120)
loss on available-for-     --    --    -      --             -
sale securities
Balance, June 30, 1995   1,965   270 67,011 18,91   3,059 (51,71 (120) 39,378
                                                2             9)
Net earnings                              - 189,7      --      -       189,70
                           --    --    -       06            -     --       6
Cumulative translation                    -         (606)      -        (606)
adjustment                 --    --    -      --             -     --
Fair market value of                  1,148            --      -        1,148
stock warrants issued      --    --           --             -     --
Proceeds received from      28        1,481            --      -        1,509
stock options exercised          --           --             -     --
Exchange of Class B for      7   (7)      -            --      -            -
Class A common stock                   -      --             -     --     -
Gain realized on                      (274)            --      -        (274)
retirement of preferred    --    --           --             -     --
stock of subsidiary
Balance, June 30, 1996   2,000   263 69,366 208,6   2,453 (51,71 (120) 230,86
                                               18             9)            1
Net earnings                              - 1,331      --      -        1,331
                           --    --    -                     -     --
Cumulative translation                    -       (1,514)      -       (1,514
adjustment                 --    --    -      --             -     --       )
Fair market value of                    546            --      -          546
stock warrants issued      --    --           --             -     --
Proceeds received from      23        1,103            --      -        1,126
options exercised                --           --             -     --
Net unrealized holding                    -            --      -    74     74
gain on available-for-     --    --    -      --             -
sale securities
 Balance, June 30, 1997      $     $      $ $209,       $  $          $      $
                         2,023   263 71,015   949     939 (51,71   (46) 232,42
                                                         9)                 4



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                             For the Twelve Months Ended
                                                 1995    1996    1997
Cash flows from operating activities:
       Net earnings (loss)                    (33,824) 189,706   1,331
       Depreciation and amortization           20,503   21,045  24,307
       Accretion of discount on long-term
liabilities                                     4,773    4,686   4,963
       Net gain on the merger of subsidiaries      -- (162,703)     --
       Net gain on the sale of discontinued
operations                                         --  (53,942)     --
       Extraordinary items, net of cash
payments                                            --   4,501      --
       Provision for restructuring (excluding
cash payments of $777 in 1996)                      --   1,542      --
       (Gain) loss on sale of property, plant,
and equipment                                      649     (9)    (72)
       Undistributed earnings of affiliates,
net                                              (500) (3,857) (1,055)
       Minority interest                        2,293   1,952   3,514
       Change in trading securities             1,879  (5,346) (5,733)
       Change in receivables                   (3,909) (5,566) (48,693)
       Change in inventories                    1,063 (16,088) (36,868)
       Change in other current assets          (3,256) (2,989) (14,088)
       Change in other non-current assets       4,590   3,609  (16,565)
       Change in accounts payable, accrued
liabilities and other long-term liabilities   (25,184)(37,477)  6,102
       Non-cash charges and working capital
changes of discontinued operations              5,883  11,985 (17,201)
       Net cash used for operating activities (25,040)(48,951)(100,058)
Cash flows from investing activities:
       Proceeds received from (used for)
investment securities, net                     12,281     265 (12,951)
       Purchase of property, plant and
equipment                                      (5,383) (5,680) (15,014)
       Proceeds from sale of plant, property
and equipment                                      126      98     213
       Equity investment in affiliates          (1,051) (2,361) (1,749)
       Minority interest in subsidiaries            --  (2,817) (1,610)
       Acquisition of subsidiaries, net of        (511)   --    (55,916)
cash acquired
      Net proceeds received from the sale of        --  71,559  173,719
discontinued operations
       Changes in net assets held for sale       1,441   5,894      385
       Investing activities of discontinued
operations                                     (26,059) (9,418) (7,102)
       Net cash provided by (used for)
investing activities                           (19,156)  57,540  79,975
Cash flows from financing activities:
       Proceeds from issuance of debt
                                                71,339 156,501 154,294
       Debt repayments and repurchase of
debentures, net                               (55,311) (195,420) (155,600)
       Issuance of Class A common stock              --   1,509   1,126
       Financing activities of discontinued
operations                                     (3,683) (2,227) (1,275)
       Net cash provided by (used for)
financing activities                           12,345 (39,637) (1,455)
      Effect of exchange rate changes on cash     665   (485)   1,309
      Net decrease in cash and cash
      equivalents                             (31,186) (31,533) (20,229)
      Cash and cash equivalents, beginning of
the year                                       102,368  71,182  39,649
      Cash and cash equivalents, end of the
year                                          $ 71,182  $39,649 $ 19,420

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Corporate Structure: The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the owner of 100% of Fairchild Holding Corp. ("FHC") and the majority owner of Banner Aerospace, Inc., ("Banner"). The Company's principal operations are conducted through FHC and Banner. The Company also holds significant equity interests in Shared Technologies Fairchild Inc. ("STFI") and Nacanco Paketleme ("Nacanco"). The Company's investment in STFI resulted from a March 13, 1996 Merger of the Communications Services Segment of the Company with Shared Technologies, Inc. (See Note 3). The proposed sale of STFI to Intermedia Communications Inc., as discussed in Note 24, completes the disposition of the Communications Services Segment. In February 1998, the Company adopted a formal plan to sell its interest in the Fairchild Technologies segment. Accordingly, the Company's financial statements have been restated to present the results of the Communications Services Segment, STFI and Fairchild Technologies as discontinued operations.

      Fiscal Year: The fiscal year ("Fiscal") of the Company ends June 30. All references herein to "1995", "1996", and "1997" mean the fiscal years ended June 30, 1995, 1996 and 1997, respectively.

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

      Cash Equivalents/Statements of Cash Flows: For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with original maturity dates of three months or less as cash equivalents. Total net cash disbursements (receipts) made by the Company for income taxes and interest were as follows:

                              1995     1996     1997
 Interest                   $ 66,004 $ 66,716 $48,567
 Income Taxes                (3,056)    9,279 (1,926)

      Restricted Cash: On June 30, 1996 and 1997, the Company had restricted cash of $8,224 and $4,839, respectively, all of which is maintained as collateral for certain debt facilities. Cash investments are in short-term certificates of deposit.

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

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method at principal domestic aerospace manufacturing operations and using the first-in, first-out ("FIFO") method elsewhere. If the FIFO inventory valuation method had been used exclusively, inventories would have been approximately $4,756 and $4,868 higher at June 30, 1996 and 1997, respectively. Inventories from continuing operations are valued as follows:

                                    June 30,   June 30,
                                      1996     1997
 First-in, first-out (FIFO)        $229,950  $293,469
 Last-in, Last-out (LIFO)            31,343    29,896
Total inventories                  $261,293  $323,365

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

                                    June 30, June 30,
                                      1996     1997
Land                              $   10,408 $ 13,438
Building and improvements             40,597   54,907
Machinery and equipment               93,495  152,430
Transportation Vehicles                  737      864
Furniture and fixtures                17,672   25,401
Construction in progress               2,329    6,524
Property, plant and equipment at     165,238  253,564
cost
Less: Accumulated depreciation      (78,593) (131,646)
Net property, plant and equipment  $ 86,645  $121,918


      Amortization of Goodwill: Goodwill, which represents the excess of the cost of purchased businesses over the fair value of their net assets at dates of acquisition, is being amortized on a straight-line basis over 40 years.

      Deferred Loan Costs: Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of outstanding debt, using the effective interest method. Amortization expense for these loan costs for 1995, 1996 and 1997 was $3,794, $3,827, and $2,847, respectively.

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

      Foreign Currency Translation: For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts are translated at average exchange rates for the period. The resulting translation gains and losses are included as a separate component of stockholders' equity. Foreign transaction gains and losses are included in other income and were insignificant in Fiscal 1995, 1996 and 1997.

      Research and Development: Company-sponsored research and development expenditures are expensed as incurred.

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

      In February 1997, the Financial Accounting Standards Board ("FASB") issued two pronouncements, Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share", and Statement of Financial Accounting Standards No. 129 ("SFAS 129") "Disclosure of Information about Capital Structure". SFAS 128 establishes accounting standards for computing and presenting earnings per share ("EPS"). SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented (see Note 24). Results from the calculation of simple and diluted earnings per share, as prescribed by SFAS 128, would not differ materially from the calculations for primary and fully diluted earnings per share for the years ending June 30, 1997, 1996 and 1995. SFAS 129 establishes standards for disclosure of information about the Company's capital structure and becomes effective for periods ending after December 15, 1997.

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

      Accordingly, the results of DME and Data have been accounted for as discontinued operations. The combined net sales of DME and Data totaled $180,773 and $108,131 for 1995 and 1996, respectively. Net earnings from discontinued operations was $13,994, net of $10,183 for taxes in 1995, and $9,186, net of $5,695 for taxes in 1996.

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

     See Note 24 for discontinuance of STFI and Fairchild Technologies.

6.   PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

      The following unaudited pro forma information for the twelve months ended June 30, 1995 and June 30, 1996, provides the results of the Company's operations as though (i) the disposition of DME and Data, (ii) the Merger of FCSC, and (iii) the transfer of Harco to Banner, resulting in the consolidation of Banner, had been in effect since the beginning of each period. The pro forma information is based on the historical financial statements of the Company, DME, FCSC and Banner, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which (i) reduce interest expense for revised debt structures, (ii) increase interest income for notes receivable, (iii) reduce minority interest from Series C Preferred Stock of FII being redeemed, and (iv) adjust equity in earnings of affiliates to include the estimated results of STFI.

       The following unaudited pro forma financial information is not necessarily indicative of the results of operations that actually would have occurred if the transactions had been in effect since the beginning of each period, nor is it necessarily indicative of future results of the Company.

                                            1995       1996
 Sales                                   $445,502   $537,123
 Loss from continuing operations          (31,489)  (14,291)
   Basic and diluted loss from continuing
operations per share                        (1.96)    (0.88)
 Net loss                                 (32,876)  (15,766)
   Basic and diluted net loss per share     (2.04)    (0.97)

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


                                   1996                    1997
                                  Aggregate         Aggregate
Name of Issuer or                 Fair     Cost     Fair     Cost
Type of Each Issue                Value    Basis    Value    Basis
Short-term investments:
Trading securities:
  Common stock                    $10,362  $ 5,954  $16,094  $ 7,398
Other investments                     136      136    9,553    9,553
                                  $10,498  $ 6,090  $25,647  $16,951
Long-term investments:
Other investments                 $   585  $   585  $ 4,120  $ 4,120

     Investment income is summarized as follows:

                                        1995   1996    1997
Gross realized gain (loss) from sales $3,948  $(1,744) $ 1,673
Change in unrealized holding gain        (36)   5,527    4,289
(loss) from trading securities
Gross realized loss from impairments    (652)      --      --
Dividend income                         2,445     792     689
                                       $5,705  $4,575  $6,651


9.   INVESTMENTS AND ADVANCES, AFFILIATED COMPANIES

     The following table presents summarized historical financial information on a combined 100% basis of the Company's principal investments, which are accounted for using the equity method.

                                      1995     1996     1997
 Statement of Earnings:
     Net sales                      $313,888  $295,805  $102,962
     Gross profit                    100,644    89,229    39,041
     Earnings from continuing
operations                             9,623   18,289   14,812
     Discontinued operations, net       -        -        -
     Net earnings                      9,623   18,289   14,812
 Balance Sheet at June 30:
     Current assets                           $53,843  $47,546
     Non-current assets                        37,201   40,878
     Total assets                              91,044   88,424
     Current liabilities                       27,392   26,218
     Non-current liabilities                    1,194      740

      The  Company  owns  approximately 31.9% of Nacanco common  stock.   The
Company recorded equity earnings of $2,859, $5,487, and $4,673 from this investment for 1995, 1996 and 1997, respectively.

      Effective February 25, 1996, the Company increased its percentage of ownership of Banner common stock from 47.2% to approximately 59.3%. Since February 25, 1996, the Company has consolidated Banner's results. Prior to February 25, 1996, the Company accounted for its investment in Banner using the equity method and held its investment in Banner as part of investments and advances, affiliated companies. The Company recorded equity in earnings of $138 and $363 from this investment for 1995 and 1996, respectively.

      The Company is accounting for an investment in a public fund, which is controlled by an affiliated investment group of the Company, at market value. The amortized cost basis of the investment was $923 and had been written down by $71, before tax, to market value. The Company recorded a gross unrealized holding gain (loss) of $(120) and $114 from this investment in 1995 and 1997, respectively.

      The Company's share of equity in earnings of all unconsolidated affiliates for 1995, 1996 and 1997 was $1,607, $4,271, and $4,598,
respectively. The carrying value of investments and advances, affiliated companies consists of the following:

                                   June 30, June 30,
                                      1996     1997
 Nacanco                           $20,886   $20,504
 STFI                               30,559   31,978
 Others                              1,573    3,196
                                   $53,018   $55,678

      On June 30, 1997, approximately $9,056 of the Company's $209,949 consolidated retained earnings was from undistributed earnings of 50 percent or less currently owned affiliates accounted for by the equity method.

10.  NOTES PAYABLE AND LONG-TERM DEBT

     At June 30, 1997 and 1996, notes payable and long-term debt consisted of the following:

                                            June 30,      June 30,
                                              1996      1997
 Bank credit agreements                    $  73,500  $    100
 Other short-term notes payable                2,821    15,429
 Short-term notes payable (weighted
average interest rates of 8.6% and
7.8% in 1996 and 1997, respectively)      $   76,321   $15,529

Bank credit agreements                    $  112,500   $177,250
 11 7/8% RHI Senior debentures due 1999       85,769     85,852
 12% Intermediate debentures due 2001        114,495    115,359
 13 1/8% Subordinated debentures due 2006     35,061     35,188
 13% Junior Subordinated debentures due
2007                                          24,800     24,834
 10.65% Industrial revenue bonds               1,500      1,500
 Capital lease obligations, interest from
4.4% to 10.5%                                     65     1,897
 Other notes payable, collateralized by
property, plant and                            1,595     6,835
equipment, interest from 4.3% to 10.0%

                                             375,785   448,715
 Less: Current maturities
                                             (7,196)  (31,793)
 Net long-term debt                        $368,589   $416,922

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

      The following table summarizes the Credit Facilities under the Credit Agreements at June 30, 1997:


                                           Revolving   Term    Total
                                             Credit    Loan   Available
                                        Facilities Facilities Facilities
 RHI Holdings, Inc.
     Revolving credit facility            $     100   $    -   $4,250
 Fairchild Holding Corp.
     Revolving credit facility               30,900        -   52,000
 Banner Aerospace, Inc.
     Revolving credit facility               32,000        -   71,500
     Term Loan                                    -   44,500   44,500
     Tranche B Loan                               -   29,850   29,850
     Tranche C Loan                               -   40,000   40,000
 Total                                    $  63,000 $114,350 $242,100

      At June 30, 1997, the Company had letters of credit outstanding of $10,811, which were supported by the Credit Agreement and other bank facilities on an unsecured basis. At June 30, 1997, the Company had unused bank lines of credit aggregating $53,939, at interest rates slightly higher than the prime rate. The Company also has short-term lines of credit relating to foreign operations, aggregating $9,350, against which the Company owed $5,967 at June 30, 1997.

     Summarized below are certain items and other information relating to the debt outstanding at June 30, 1997:

                                      12%          13%          11 7/8%
                         13 1/8%      Intermediate Junior       RHI Senior
                        Subordinated  Subordinated Subordinated Subordinated
                        Debentures    Debentures   Debentures   Debentures
Date Issued             March 1986    Oct. 1986    March 1987   March 1987
Face Value              $   75,000    $ 160,000    $  102,000   $  126,000
 Balance June 30, 1997  $   35,188    $ 115,359    $   24,834   $   85,852
Percent Issued at           95.769%      93.470%       98.230%      99.214%
Bond Discount           $    3,173    $   10,448   $    1,805   $      990
Amortization 1995       $      103    $      687   $       27   $       94
1996                    $      118    $      761   $       30   $       82
1997                    $      127    $      864   $       34   $       82
Yield to Maturity            13.80%        13.06%       13.27%       12.01%
Interest Payments       Semi-Annual   Semi-Annual   Semi-Annual  Semi-Annual
Sinking Fund Start Date     3/15/97      10/15/97        3/1/98       3/1/97
Sinking Fund
  Installments          $    7,500    $   32,000    $   10,200  $   31,500
Fiscal Year Maturity          2006          2002          2007        1999
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

     Pensions

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

                                     1995   1996    1997
Service cost (current period
attribution)                       $ 3,917 $ 3,513 $ 2,521
 Interest cost of projected benefit
obligation                          14,860  14,499  15,791
 Actual return on plan assets      (14,526)(39,430)(31,400)
 Amortization of prior service cost     81      81    (180)
 Net amortization and deferral      (4,341)  21,495  11,157
                                       (9)      158  (2,111)
 Net periodic pension expense
(income) for other plans                78   (118)     142
including foreign plans
 Net periodic pension expense
(income)                           $    69 $    40  $(1,969)

     Assumptions used in accounting for the plans were:

                                     1995   1996    1997
Discount rate                        8.5%   8.5%    7.75%
Expected rate of increase in         4.5%   4.5%    4.5%
salaries
Expected long-term rate of return    9.0%   9.0%    9.0%
on plan assets

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

      The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 1996, and 1997, for the plans:

                                           June 30,June 30,
                                             1996    1997
Actuarial present value of benefit
obligations:
 Vested                                   $164,819 $183,646
 Nonvested                                   6,169    7,461
 Accumulated benefit obligation            170,988  191,107
 Effect of projected future compensation
increases                                      905      683
 Projected benefit obligation              171,893  191,790
 Plan assets at fair value                 224,692  237,480
 Plan assets in excess of projected
benefit obligations                         52,799   45,690
 Unrecognized net loss                      20,471   29,592
 Unrecognized prior service cost              (354)    (571)
 Unrecognized net transition assets           (608)    (315)
 Prepaid pension cost prior to SFAS 109
implementation                              72,308   74,396
 Effect of SFAS 109 implementation         (14,648) (14,654)
 Prepaid pension cost                    $  57,660  $ 59,742

     Plan assets include Class A Common Stock of the Company valued at a fair market value of $11,094 and $26,287 at June 30, 1996 and 1997, respectively. Substantially all of the plan assets are invested in listed stocks and bonds.

     Postretirement Health Care Benefits

      The Company provides health care benefits for most retired employees. Postretirement health care expense from continuing operations totaled $701, $779, and $642 for 1995, 1996 and 1997, respectively. The Company has accrued approximately $36,995 and $34,965 as of June 30, 1996 and 1997, respectively, for postretirement health care benefits related to discontinued operations. This represents the cumulative discounted value of the long-term obligation and includes interest expense of $3,872, $3,877, and $3,349 for the years ended June 30, 1995, 1996 and 1997, respectively. The components of expense in Fiscal 1995, 1996 and 1997 are as follows:

                                             1995    1996     1997
 Service cost of benefits earned           $   321  $   281  $   140
 Interest cost on liabilities                4,385    4,377    3,940
 Net amortization and deferral                (133)      (2)     (89)
 Net periodic postretirement benefit cost  $ 4,573  $ 4,656  $ 3,991

      A one-time credit of $3,938, resulting from the divestitures of subsidiaries, was offset by $4,361 from DME's accumulated postretirement benefit obligation for active employees, which was transferred to CMI as part of the sale. The Company recognized the net effect of $423 as an expense in 1996.

      The following table sets forth the funded status for the Company's postretirement health care benefit plans at June 30,:

                                             1996    1997
Accumulated postretirement benefit
obligations:
 Retirees                                  $46,846  $48,145
 Fully eligible active participants            347      390
 Other active participants                   1,887    2,335
 Accumulated postretirement benefit
  obligation                                49,080   50,870
 Unrecognized net loss                       2,086    6,173
 Accrued postretirement benefit liability  $46,994  $44,697

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

12.  INCOME TAXES

      The provision (benefit) for income taxes from continuing operations is summarized as follows:

                               1995    1996     1997
 Current:
     Federal                $(7,956) $(40,640) $ 5,612)                                            )
     State                      424     1,203    1,197
     Foreign                  1,191    (3,805)     (49)

                             (6,341) (43,242)    6,760
 Deferred:
     Federal                (24,754)   17,060 (15,939)
     State                   (2,052)  (3,657)    3,444

                            (26,806)   13,403 (12,495)
 Net tax benefit           $(33,147) $(29,839)$(5,735)


      The income tax provision (benefit) for continuing operations differs from that computed using the statutory Federal income tax rate of 35%, in Fiscal 1995, 1996 and 1997, for the following reasons:

                                          1995     1996    1997
Computed statutory amount              $(31,299) $(21,709) $(1,372)
 State income taxes, net of applicable
federal tax benefit                      (1,794)     782      778
 Nondeductible acquisition valuation
items                                      1,420   1,329    1,064
 Tax on foreign earnings, net of tax
credits                                    2,965   1,711  (1,938)
 Difference between book and tax basis
of assets acquired and                     1,366   1,040  (1,102)
    liabilities assumed
 Revision of estimate for tax accruals    (5,000) (3,500)  (5,335)
 Other                                      (805)  (9,492)    2,170
 Net tax benefit                        $(33,147) $(29,839  $(5,735)

      The following table is a summary of the significant components of the Company's deferred tax assets and liabilities, and deferred provision or benefit for the following periods:

                           1995    1996                1997
                         Deferred  Deferred            Deferred
                       (Provision) (Provision) June 30,(Provision)  June 30,
                         Benefit   Benefit     1996    Benefit      1997
 Deferred tax assets:
 Accrued expenses        $(2,218) $(1,643)  $5,936     $  504      $ 6,440
 Asset basis differences  (7,292)   1,787    2,064     (1,492)         572
 Inventory                     -        -        -      2,198        2,198
 Employee compensation
and benefits                  106     (26)   5,408       (267)       5,141
 Environmental reserves    (1,202)   (737)   4,512     (1,253)       3,259
 Loss and credit
carryforward               17,991 (23,229)   8,796     (8,796)       -
 Postretirement benefits      514  (1,273)  19,334        138       19,472
 Other                      1,530   2,186    5,519      2,079        7,598

                            9,429 (22,935)  51,569     (6,889)      44,680
 Deferred tax liabilities:
 Asset basis differences    4,129  16,602  (22,565)    (3,855)     (26,420)
 Inventory                  3,176   4,684   (2,010)     2,010       -
 Pensions                   1,074   1,516  (18,243)    (1,038)     (19,281)
 Other                      8,998 (13,270) (29,507)    22,267       (7,240)

                           17,377    9,532 (72,325)    19,384      (52,941)
 Net deferred tax
liability                 $26,806 $(13,403)$(20,756) $ 12,495     $ (8,261)

The amounts included in the balance sheet are as follows:

                                      June 30,    June 30,
                                      1996    1997
 Prepaid expenses and other current
assets:
 Current deferred                  $   8,012 $  11,307
 Income taxes payable:
 Current deferred                     20,797    (2,735)
 Other current                         3,838     8,598
                                   $  24,635 $   5,863
 Noncurrent income tax liabilities:
 Noncurrent deferred               $   7,971 $  22,303
 Other noncurrent                     23,766    19,710
                                   $  31,737 $  42,013

      The 1995, 1996 and 1997 net tax benefits include the results of reversing $5,000, $3,500 and $5,335, respectively, of federal income taxes previously provided for due to a change in the estimate of required tax accruals.

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

13.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

     On June 30, 1997, the Company had $68,309 of minority interest, of which $67,649 represents Banner. Minority shareholders hold approximately 40.7% of Banner's outstanding common stock.

14.  EQUITY SECURITIES

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

     Stock Options

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

     Summaries of stock option transactions under the 1986 Plan, the 1996 NED Plan, and prior plans are presented in the following tables:


                                             Weighted
                                              Average
                                             Exercise
                                      Shares   Price
Outstanding at July 1, 1994        1,520,706  $  5.57
    Granted                          356,600     3.78
    Expired                         (116,875)    5.44
    Forfeited                        (60,650)    5.94
Outstanding at June 30, 1995       1,699,781     5.14
    Granted                          540,078     4.33
    Exercised                       (286,869)    5.26
    Expired                         (659,850)    6.06
    Forfeited                        (19,653)    4.30
Outstanding at June 30, 1996       1,273,487     4.27
    Granted                          457,350    14.88
    Exercised                       (234,935)    4.79
    Expired                           (1,050)    4.59
    Forfeited                         (9,412)    3.59
Outstanding at June 30, 1997       1,485,440  $  7.46
Exercisable at June 30, 1995       1,159,306  $  5.68
Exercisable at June 30, 1996         399,022  $  4.59
Exercisable at June 30, 1997         486,855  $  4.95

      A summary of options outstanding at June 30, 1997 is presented as follows:

                   Options Outstanding                 Options Exercisable
                           Weighted  Average                       Weighted
                           Average   Remaining                     Average
   Range of      Number    Exercise  Contract        Number        Exercise
Exercise Prices Outstanding Price     Life           Exercisable   Price
$3.50 - $8.625  1,022,700 $ 4.10      2.6 years       452,509     $   4.10
$13.625-$16.25    462,740 $14.89      4.4 years        34,346     $  16.19
$3.50 - $16.25  1,485,440 $ 7.46      3.2 years       486,855     $   4.95

      The weighted average grant date fair value of options granted during 1996 and 1997 was $1.95and $6.90, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following significant assumptions were made in estimating fair value:
[CAPTION]

                                   1996        1997
Risk-free interest rate        5.5%-6.6%    6.0%-6.7%
Expected life in years             4.27        4.65
Expected volatility            46% - 47%    43% - 45%
Expected dividends                  none        none

      The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the stock option plans in 1996 or 1997. If stock options granted in 1996 and 1997 were accounted for based on their fair value as determined under SFAS 123, pro forma earnings would be as follows:

                                  1996     1997
Net earnings:
    As reported                 $189,706  $ 1,331
    Pro forma                    189,460      283
Basic earnings per share:
    As reported                 $  11.71  $  0.08
    Pro forma                      11.69     0.02
Diluted earnings per share:
    As reported                 $  11.71  $  0.08
    Pro forma                      11.69     0.02

     The pro forma effects of applying SFAS 123 are not representative of the effects on reported net earnings for future years. SFAS 123 is not applicable to awards made prior to 1996, and additional awards in future years are expected.

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

      The carrying amounts and fair values of the Company's financial instruments at June 30, 1996 and 1997, are as follows:

                                 June 30, 1996    June 30, 1997
                                Carrying Fair   Carrying Fair
                                 Amount  Value   Amount  Value
 Cash and cash equivalents     $ 39,649 $39,649 $19,420 $19,420
 Investment securities:
 Short-term equity securities    10,362  10,362  16,094  16,122
 Short-term other investments       136     167   9,553   9,592
 Long-term other investments        585   1,451   4,120   4,617
 Notes receivable:
 Current                        170,384 170,384       -       -
 Long-term                        3,702   3,702   1,300   1,300
 Short-term debt                 76,321  76,321  15,529  15,529
 Long-term debt:
 Bank credit agreement          112,500 112,500 177,250 177,250
 Senior notes and subordinated
debentures                      260,125 264,759 261,233 270,995
 Industrial revenue bonds         1,500   1,500   1,500   1,500
 Capitalized leases                  65      65   1,897   1,897
 Other                            1,595   1,595   6,835   6,835

17.  RESTRUCTURING CHARGES

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

Write down of inventory to net realizable value related to
discontinued product lines (a)                               $    156
Write down of fixed assets related to discontinued product
lines                                                             270
Severance benefits for terminated employees (substantially
all paid within twelve months)                                  1,368
Plant closings facility costs (b)                                 389
Contract termination claims                                       136
                                                              $ 2,319

(a)  Write down was required because product line was discontinued.
(b)  Includes   lease  settlements,  write-off  of  leasehold   improvements,
     maintenance, restoration and clean up costs.

18.  RELATED PARTY TRANSACTIONS

      Corporate office administrative expense recorded by FHC and its predecessors was billed to the Company on a monthly basis during 1995, 1996 and 1997. These costs represent the cost of services incurred on behalf of affiliated companies. Each of these affiliated companies has reimbursed FHC for such services.

      The Company and its wholly-owned subsidiaries are all parties to a tax sharing agreement whereby the Company files a consolidated federal income tax return. Each subsidiary makes payments to the Company based on the amount of federal income taxes, if any, the subsidiary would have paid if it had filed a separate tax return.

     Prior to the consolidation of Banner on February 25, 1996, the Aerospace Fasteners segment had sales to Banner of $5,494 and $3,663 in Fiscal 1995, and 1996, respectively.

19. LEASES

      The Company holds certain of its facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease-terms in excess of one year, for each of the five years following June 30, 1997, are as follows: $5,182 for 1998, $4,127 for 1999, $2,937 for 2000, $2,271 for 2001, and $1,732 for 2002. Rental expense on operating leases from continuing operations for Fiscal 1995, 1996 and 1997 was $6,695, $6,197, and $4,928, respectively. Minimum commitments under capital leases for each of the five years following June 30, 1997, was $651 for 1998, $693 for 1999, $262 for 2000, $210 for 2001, and $137 for 2002,
respectively. At June 30, 1997, the present value of capital lease obligations was $1,897. At June 30, 1997, capital assets leased, included in property, plant, and equipment consisted of:

Buildings and improvements         $ 1,396
Machinery and equipment              8,017
Furniture and fixtures                 114
Less: Accumulated depreciation      (7,700)
                                   $ 1,827

20.  CONTINGENCIES

     CL Motor Freight ("CL") Litigation

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

21.  BUSINESS SEGMENT INFORMATION

      The  Company reports in two principal business segments. The  Aerospace
Fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems. The Aerospace Distribution segment distributes a wide range of aircraft parts and related support services to the aerospace industry. The results of Fairchild Technologies, which is primarily engaged in the designing and manufacturing of capital equipment and systems for recordable compact disc and advance semiconductor manufacturing, were previously reported under Corporate and Other, along with results two smaller operations. Fairchild Technologies is now recorded in discontinued operations.

     The Company's financial data by business segment is as follows:

                                      1995     1996     1997
 Sales:
     Aerospace Fasteners            $215,364 $218,059 $269,026
     Aerospace Distribution (a)            -  129,973  411,765
     Corporate and Other               4,987    7,046   15,185
     Eliminations (b)                       -  (5,842) (15,213)
 Total Sales                         $220,351 $349,236 $680,763
 Operating Income (Loss):
     Aerospace Fasteners             $(11,497)$    135 $ 17,390
     Aerospace Distribution (a)             -    5,625   30,891
     Corporate and Other              (18,836) (17,046) (14,782)
 Operating Income (Loss)             $(30,333)$(11,286)$ 33,499
 Capital Expenditures:
     Aerospace Fasteners             $  4,974 $  3,841 $  8,964
     Aerospace Distribution                 -    1,556    4,787
     Corporate and Other                  409      283    1,263
 Total Capital Expenditures          $  5,383 $  5,680 $ 15,014
 Depreciation and Amortization:
     Aerospace Fasteners             $ 15,619 $ 14,916 $ 16,112
     Aerospace Distribution                 -    1,341    5,138
     Corporate and Other                4,884    4,788    3,057
 Total Depreciation and
Amortization                         $ 20,503 $ 21,045 $ 24,307
 Identifiable Assets at June 30:
     Aerospace Fasteners             $290,465 $252,200 $346,533
     Aerospace Distribution                 -  329,477  428,436
     Corporate and Other              538,215  411,721  277,697
 Total Identifiable Assets           $828,680 $993,398 $1,052,666


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

22.  FOREIGN OPERATIONS AND EXPORT SALES

      The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area. The Company's financial data by geographic area is as follows:
[CAPTION]

                                      1995     1996     1997
Sales by Geographic Area:
    United States                   $164,153 $292,136 $580,453
    Europe                            55,404   56,723  100,310
    Other                                794      377        -
Total Sales                         $220,351 $349,236 $680,763
Operating Income by Geographic
Area:
    United States                   $(30,537)$(12,175)$ 27,489
    Europe                               167    1,037    6,010
    Other                                 37    (148)        -
Total Operating Income              $(30,333)$(11,286)$ 33,499
Identifiable Assets by Geographic
Area at June 30:
    United States                   $760,756 $929,649 $855,233
    Europe                            69,027   63,749  197,433
    Other                             (1,103)        -        -
Total Identifiable Assets           $828,680 $993,398 $1,052,666

      Export sales are defined as sales to customers in foreign countries by the Company's domestic operations. Export sales amounted to the following:

                                      1995     1996     1997
Export Sales
     Europe                         $13,329   $27,330   $48,187
     Asia (excluding Japan)           1,526     6,766    21,221
     Japan                            2,702    11,958    19,819
     Canada                           2,810     8,878    17,797
     Other                              911     8,565    15,907
Total Export Sales                  $21,278   $63,497  $122,931

23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table of quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

Fiscal 1996 quarters ended               Oct. 1   Dec. 31 March 31June 30
 Net sales
                                        $ 53,015 $ 56,615 $92,973 $146,633
 Gross profit
                                           8,424   10,350  18,902   36,425
 Earnings (loss) from continuing
operations                              (16,150) (12,918) (8,368)  (4,196)
    per share
                                          (0.82)   (0.81)  (0.50)   (0.24)
Earnings from discontinued operations,
net                                       10,734    7,322   2,102  (4,546)
    per share
                                            0.48     0.46    0.11   (0.27)
Gain (loss) from disposal of
discontinued operations, net                (20)      (7) 224,416  (7,673)
    per share
                                               -        -   13.51   (0.45)
Extraordinary items, net
                                               -        - (10,436)        -
    per share
                                               -        -  (0.62)        -
Net earnings (loss)
                                         (5,436)  (5,603) 207,714  (6,969)
    per share
                                          (0.34)   (0.35)   12.42   (0.41)
Market price range of Class A Stock:
High                                       6        8 _    9 7/8   15 7/8
Low                                      2 7/8      4 _      8     9 1/4
Close                                    5 1/8      8 1/2  9 3/8   14 5/8

Fiscal 1997 quarters ended              Sept. 29  Dec. 29 March 30June 30
Net sales                                      $        $       $        $
                                         137,613  151,842 179,480  211,828
Gross profit
                                          37,092   36,785  47,552   59,915
Earnings (loss) from continuing
operations                               (3,363)  (1,299)   (117)    6,595
    per share
                                          (0.20)   (0.08)  (0.01)     0.40
Earnings from discontinued operations,
net                                      (1,255)  (1,678)     157    2,291
    per share
                                          (0.07)   (0.09)    0.01     0.14
Net earnings (loss)
                                         (4,618)  (2,977)      40    8,886
    per share
                                          (0.27)   (0.17)       -     0.52
Market price of Class A Stock:
High                                       17      17 _    15 3/8    18
Low                                      12 1/4   14 3/8   12 7/8  11 5/8
Close                                      16     14 5/8   13 3/8    18

      Included in earnings (loss) from continuing operations are (i) a $2,528 nonrecurring gain from the sale of SBC in the fourth quarter of Fiscal 1997, and (ii) charges to reflect the cost of restructuring the Company's Aerospace Fasteners segment, of $285, $959 and $1,075 in the second, third and fourth quarters of Fiscal 1996, respectively. Gain on disposal of discontinued operations Includes $161,406 resulting primarily from the gain on the merger of FCSC with STI in the third quarter of Fiscal 1996 and the gain on the sale of DME. Earnings from discontinued operations, net, includes the results of DME and Data in each Fiscal 1996 quarter. Extraordinary items relate to the early extinguishment of debt by the Company. (See Note 7).

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

     The computation of diluted earnings (loss) per share for Fiscal 1995 and 1996 excluded the effect of incremental common shares attributable to the potential exercise of common stock options outstanding and warrants outstanding, because their effect was antidilutive. These shares could potentially dilute basic earnings (loss) per share in the future. Subsequent to June 30, 1997, the Company issued three million shares of Class A common stock through an equity offering and also entered into a merger agreement which, as mentioned below, also increased the number of outstanding shares.

      On November 20, 1997, Shared Technologies Fairchild Inc. ("STFI"), a corporation of which the Company owns approximately 42% of the outstanding common stock, entered into a merger agreement with Intermedia Communications Inc. ("Intermedia") pursuant to which holders of STFI common stock will receive $15.00 per share in cash, (the "STFI Sale"). In connection with the STFI Sale, the Company has received approximately $108 million in cash (before tax) in exchange for certain preferred stock of STFI and expects to receive an additional $70 million in cash (before tax) in the first three months of 1998 in exchange for the 4,669,352 shares of common stock of STFI owned by the Company. The Intermedia transaction replaces an earlier merger agreement with the Tel-Save Holdings, Inc. under which the Company would have received consideration primarily in common stock of Tel-Save Holdings, Inc.

      The results of STFI have been accounted for as discontinued operations. The net sales of STFI totaled, $108,710 and $91,290 in 1995 and 1996, respectively. Net earnings from discontinued operations was, $9,849, $7,901 and $3,149, in 1995, 1996, and 1997, respectively. Gain on disposal of discontinued operations includes a $163,130 nontaxable gain resulting from the Merger (See Note 3).

      On December 19, 1997, the Company completed a secondary offering of public securities. The offering consisted of an issuance of 3,000,000 shares of the Company's Class A Common Stock at $20.00 per share (the "Offering"). Immediately following the Offering, the Company restructured its FHC and RHI Credit Agreements by entering into a new six-and-a-half-year credit facility to provide the Company with a $300,000 senior secured credit facility (the "Facility") consisting of (i) a $75,000 revolving loan with a letter of credit sub-facility of $30,000 and a $10,000 swing loan sub-facility, and
(ii) a $225,000 term loan.

      On January 13, 1998, certain subsidiaries (the "Selling Subsidiaries"), of Banner Aerospace, Inc. ("Banner", a majority-owned subsidiary of the Registrant), completed the disposition of substantially all of the assets and certain liabilities of the Selling Subsidiaries to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers"), in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $369,000 (the "Banner Hardware Group Disposition"). The purchase price received by the Selling Subsidiaries was based on the consolidated net worth as reflected on an estimated closing date balance sheet for the assets (and liabilities) conveyed by the Selling Subsidiaries to the Buyers. Such estimated closing date balance sheet is subject to review by the parties, and the purchase price will be adjusted (up or down) based on the net worth as reflected on the final closing date balance sheet. The assets transferred to the Buyers consists primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other type of fasteners, and its PacAero unit. Approximately $196,000 of the common stock received from the Buyers was used to repay outstanding term loans of Banner's subsidiaries and related fees. Banner effected the Banner Hardware Group Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Banner Hardware Group Disposition presented a unique opportunity to realize a significant return on the disposition of the hardware group.

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

      On January 28, 1998, the Company entered into a merger agreement to acquire Edwards and Lock Management Corporation, doing business as Special-T Fasteners ("Special-T"), in a business combination to be accounted for as a purchase. Total cost of the acquisition will be approximately $46,500, and will be funded with $23,000 of available cash and $23,500 of unregistered shares of the Company's Class A Common Stock.. The purchase price is subject to certain post-closing adjustments. Special-T is a distributor of aerospace fasteners. Special-T distributes precision fasteners worldwide, utilized primarily in the aerospace industry, to both government and commercial manufacturers.

     Net sales of Fairchild Technologies ("Technologies") for 1995, 1996 and 1997 were $36,489, $60,284, and $51,197, respectively. For the Company's fiscal years 1995, 1996, and 1997, Technologies had operating losses of approximately of $1,483, $1,475, and $3,634, respectively.

      In February 1998, the Company adopted a formal plan to enhance the opportunities for disposition of Technologies, while improving the ability of Technologies to operate more efficiently. The plan includes a reduction in production capacity and headcount at Technologies, and the pursuit of potential vertical and horizontal integration with peers and competitors of the two divisions that constitute Technologies, or the inclusion of those divisions in the Spin-Off. If the Company elects to include Technologies in the Spin-Off, the Company believes that it would be required to contribute substantial additional resources to allow Technologies the liquidity necessary to sustain and grow both the Fairchild Technologies' operating divisions.

      In connection with the adoption of such plan, the Company will take an after-tax reserve of approximately $22 million in discontinued operations in the third fiscal quarter ending March 29, 1998, of which $14 million (net of income tax benefit of $4 million) relates to an estimated loss on the disposal of certain assets of Technologies, and $8 million relates to a provision for expected operating losses over the next twelve months at Technologies. While the Company believes that $22 million is a sufficient charge for the expected losses in connection with the disposition of Technologies, there can be no assurance that the reserve is adequate.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Report:

(a)(1)  Financial Statements.

      All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K (see index on Page 15).

(a)(2)   Financial  Statement  Schedules and  Report  of  Independent  Public
Accountants.


Schedule Number               Description                        Page

      I                Condensed  Financial  Information  of  Parent  Company
53

    II              Valuation and Qualifying Accounts                  57


     All other schedules are omitted because they are not required.



                  Report of Independent Public Accountants



To The Fairchild Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Fairchild Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated September 5, 1997 (except with the matters discussed in Note 24 to those financial statements, as to which the date is February 28, 1998). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index on the preceding  page  is  the responsibility of the Company's  management  and  is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                 Arthur Andersen LLP

Washington, D.C.
September 5, 1997

(except with respect to the matter discussed in
 Note 24, as to which the date is February 28, 1998)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          THE FAIRCHILD CORPORATION
            CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                      BALANCE SHEETS (NOT CONSOLIDATED)
                               (In thousands)

                                                  June 30,   June 30,
                                                    1997       1996
                    ASSETS
Current assets:
  Cash and cash equivalents                       $     234  $  1,887
  Accounts receivable                                   384       179
  Prepaid expenses and other current assets             250       192
Total current assets                                    868     2,258

Property, plant and equipment, less accumulated         486       628
depreciation
Investments in subsidiaries                         390,355   391,958
Investments and advances, affiliated companies        1,435     3,047
Goodwill                                              4,133     4,263
Noncurrent tax assets                                29,624    14,548
Other assets                                          2,403     3,510
Total assets                                      $ 429,304 $ 420,212

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses           $   8,315  $  7,735
Total current liabilities                             8,315     7,735

Long-term debt                                      190,567   180,141
Other long-term liabilities                             797     1,168
Total liabilities                                   199,679   189,044
Stockholders' equity:
Class A common stock                                  2,023     2,000
Class B common stock                                    263       263
Retained earnings and other equity                  227,339   228,905
Total stockholders' equity                          229,625   231,168
Total liabilities and stockholders' equity       $  429,304  $420,212

The accompanying notes are an integral part of these condensed financial statements.


                                                                   Schedule I

           THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
              CONDENSED FINANCIAL STATEMENTS OF THE COMPANY
                  STATEMENT OF EARNINGS (NOT CONSOLIDATED)
                               (In thousands)

                                         For the Years Ended June 30,
                                          1997       1996     1995
Costs and Expenses:
  Selling, general & administrative          3,925    5,148     3,920
  Amortization of goodwill                     130      130       130
                                             4,055    5,278     4,050

Operating income                            (4,055)  (5,278)   (4,050)
Net interest expense                        25,252   28,387    29,027

Investment income, net                          16        1      (434)
Equity in earnings of affiliates               480      269      (409)
Nonrecurring expense                            --   (1,064)       --
Loss from continuing operations before     (28,811) (34,459)  (33,920)
taxes
Income tax provision (benefit)             (15,076) (12,509)  (18,838)
Loss before equity in earnings of          (13,735) (21,950)  (15,082)
subsidiaries
Equity in earnings of subsidiaries          15,066  211,656   (18,742)
Net earnings (loss)                          1,331  189,706   (33,824)


The accompanying notes are an integral part of these condensed financial statements.

                          THE FAIRCHILD CORPORATION
            CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                 STATEMENT OF CASH FLOWS (NOT CONSOLIDATED)
                               (IN THOUSANDS)

                                        For the Years Ended June 30,
                                          1997      1996      1995
Cash provided by (used for) operations  $(14,271  $ 36,916  $(9,607)

 Investing activities:
   Equity investments in affiliates        2,092       (21)    1,356
                                           2,092       (21)    1,356
 Financing activities:
   Proceeds from issuance of               9,400         -      7,400
intercompany debt
   Debt repayments                            -    (42,265)        -
   Issuance of common stock                1,126     1,509         -
                                          10,526   (40,756)     7,400
 Net decrease in cash                    $(1,653)  $(3,861) $    (851)

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


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Changes in the allowance for doubtful accounts are as follows:

                  For the Years Ended June 30,
                    1995   1996   1997
 Beginning balance  $ 901 $2,738 $5,449
 Charges to cost
and expenses        1,569  1,766  1,978
 Charges to other
accounts (a)          410  2,405    445
 Amounts written
off                 (142) (1,460)  (967)
 Ending Balance   $2,738  $5,449 $6,905

(a) Recoveries of amounts written off in prior periods, foreign currency translation and the change in related noncurrent taxes.


 (a)(3)  Exhibits.

3.1 Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit "C" of Registrant's Proxy Statement dated October 27,
   1989).

3.2 Registrant's Amended and Restated By-Laws, as amended as of November 21, 1996 (incorporated by reference to the December 29, 1996 10-Q).

4.1 Specimen of Class A Common Stock certificate (incorporated by reference to Registration Statement No. 33-15359 on Form S-2).

4.2 Specimen of Class B Common Stock certificate (incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989 10-K")).

4.3 Form of Indenture between Registrant and J. Henry Schroder Bank & Trust Company, pursuant to which Registrant's 13-1/8% Subordinated Debentures due 2006 (the "Senior Debentures") were issued (the "Debenture Indenture"), and specimen of Senior Debenture (incorporated by reference to Registration Statement No. 33-3521 on Form S-2).

4.4 First Supplemental Indenture dated as of November 26, 1986, to the Debenture Indenture (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986 (the "December 1986 10-Q").

4.5 Form of Indenture between Registrant and Manufacturers Hanover Trust Company pursuant to which Registrant's 12-1/4% Senior Subordinated Notes due 1996 (the "Senior Notes") were issued (the"Note Indenture"), and specimen of Senior Note (incorporated by reference to Registration Statement No. 33-03521 on Form S-2).

4.6 First Supplemental Indenture dated as of November 26, 1986, to the Note Indenture (incorporated by reference to the December 1986 10-Q).

4.7 Indenture between Registrant and Connecticut National Bank (as successor to National Westminster Bank) dated as of October 15, 1986, pursuant to which Registrant's Intermediate Subordinated Debentures due 2001 (the "Intermediate Debentures") were issued, and specimen of Intermediate Debenture (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986 (the "September 1986 10-Q")).

4.8 Indenture between Rexnord Acquisition Corp. ("RAC") and Bank of New York (as successor to Irving Trust Company) dated as of March 2, 1987, pursuant to which RAC's Senior Subordinated Debentures due 1999 (the "Rexnord Senior Debentures") were issued (the "Rexnord Senior Indenture"), and specimen of Rexnord Senior Debenture incorporated by reference from Registrants Annual Report on Form 10-K for fiscal year ended June 30, 1987 (the "1987 10-K").

4.9 First Supplemental Indenture between Rexnord Inc. ("Rexnord") (as successor to RAC) and Irving Trust Company dated as of July 1, 1987, to the Rexnord Senior Indenture (incorporated by reference to Registration Statement No. 33-15359 on Form S-2).

4.10 Second Supplemental Indenture between Rexnord Holdings Inc., now know as RHI Holdings, Inc. ("RHI") (as successor to Rexnord) and Irving Trust Company dated as of August 16, 1988, to the Rexnord Senior Indenture (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (the "1988 10-K")).

4.11 Indenture between Registrant and Norwest Bank Minneapolis, N.A. dated as of March 2, 1987, pursuant to which Registrant's Junior Subordinated Debentures due 2007 (the "Junior Debentures") were issued, and specimen of Junior Debenture (incorporated by reference to Final Amendment to Tender Offer Statement on Schedule 14D-1 of Banner Acquisition Corp. ("BAC") dated March 9, 1987).

4.12 First Supplemental Indenture between Registrant and Norwest Bank,
   Minnesota Bank, N.A., dated as of February 28, 1991, to Indenture dated as of March 2, 1987, relating to the Junior Debentures (incorporated by reference to the 1991 10-K).

4.13 Securities Purchase Agreement dated as of October 15, 1986, by and among Registrant and each of the Purchasers of the Intermediate Debentures (incorporated by reference to the September 1986 10-Q).

4.14 Securities Purchase Agreement dated as of March 2, 1987, by and among Registrant, RAC and each of the Purchasers of the Junior Debentures, the Rexnord Senior Debentures and other securities (incorporated by reference to the 1987 10-K).

4.15 Registration Rights Agreement dated as of October 15, 1986, by and among Registrant and each of the purchasers of the Intermediate Debentures (incorporated by reference to the September 1986 10-Q).

4.16 Registration Rights Agreement dated as of March 2, 1987, by and among Registrant, RAC and each of the purchasers of the Junior Debentures, the Rexnord Senior Debentures and other securities (incorporated by reference to Registrant's Report on Form 8-K dated March 17, 1987).

10.1 Deferred Compensation Agreement between Registrant and Samuel J. Krasney
   dated July 14, 1972, as amended                  November17, 1978, September
   3, 1985 (the "Krasney Deferred Compensation Agreement") incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1985).

10.2 Amendment to the Krasney Deferred Compensation Agreement dated September 6, 1990 (incorporated by reference to 1991 10-K).

10.3 Amended and Restated Employment Agreement between Registrant and Samuel
   J. Krasney dated April 24, 1990 (incorporated by reference to the 1990 10-K).

10.4 Letter Agreements dated August 4, 1993 among Samuel J. Krasney, The Fairchild Corporation and Jeffrey J. Steiner (incorporated by reference to 1993 10-K).

10.5 1988 U.K. Stock Option Plan of Banner Industries, Inc. (incorporated by reference to the 1988 10-K).

10.6 Description of grants of stock options to non-employee directors of Registrant (incorporated by reference to the 1988 10-K).

10.7 Amended and Restated Employment Agreement between Registrant and Jeffrey
   J. Steiner dated September 10, 1992 (incorporated by reference to 1993 10-K).

10.8 Letter Agreement dated October 23, 1991 between Registrant and Eric Steiner (incorporated by reference to 1992 10-K).

10.9 Letter Agreement dated October 23, 1991 between Registrant and John D. Jackson (incorporated by reference to 1992 10-K).

10.10     Letter Agreement dated October 23, 1991 between Registrant and
   Michael T. Alcox (incorporated by reference to 1992         10-K.

10.11     Letter Agreement dated October 23, 1991 between Registrant and
   Donald E. Miller (incorporated by reference to 1992 10-    K).

10.12     Letter Agreement dated October 23, 1991 between Registrant and John
   L. Flynn (incorporated by reference to 1992 10-K).

10.13 Letter Agreement dated April 8, 1993 between Registrant and Thomas Flaherty (incorporated by reference to 1993 10-K).

10.14     Purchase Agreement by and between BTR Dunlop Holdings, Inc., RHI
   Holdings, Inc., and Registrant, dated as of                 December 2, 1993
   (incorporated by reference to Registrant's current report on Form 8-K dated December 23, 1993).

10.15     Letter Agreement dated October 21, 1994, as amended December 21,
   1994, between Registrant and Eric Steiner                    (incorporated by
   reference to the 1995 10-K).

10.16     Letter Agreement dated October 21, 1994, as amended December 21,
   1994, between Registrant and Michael T.                     (incorporated by
   reference to the 1995 10-K).

10.17     Letter Agreement dated October 21, 1994, as amended December 21,
   1994, between Registrant and Donald E. Miller            (incorporated by
   reference to the 1995 10-K).

10.18     Letter Agreement dated October 21, 1994, as amended December 21,
   1994, between Registrant and John L Flynn                  (incorporated by
   reference to the 1995 10-K).

10.19     Letter Agreement dated October 21, 1994, as amended December 21,
   1994, between Registrant and Thomas J. Flaherty        (incorporated by
   reference to the 1995 10-K).

10.20 Letter Agreement dated September 9, 1996, between Registrant and Colin M. Cohen (incorporated by reference to the 1997 10-K).

10.21 Agreement and Plan of Merger dated as of November 9, 1995 by and among The Fairchild Corporation, RHI, FII and Shared Technologies, Inc. ("STI Merger Agreement") (incorporated by reference from the Registrant's Form 8-K dated as of November 9, 1995).

10.22     Amendment No. 1 to STI Merger Agreement dated as of February 2,
    1996 (incorporated by reference from the Registrant's Form 8-K dated as of March 13, 1996).

10.23 Amendment No. 2 to STI Merger Agreement dated as of February 23, 1996 (incorporated by reference from the Registrant's Form 8-K dated as of March 13, 1996).

10.24 Amendment No. 3 to STI Merger Agreement dated as of March 1, 1996 (incorporated by reference from the Registrant's Form 8-K dated as of March 13, 1996).

10.25 Asset Purchase Agreement dated as of January 23, 1996, between The Fairchild Corporation, RHI and Cincinnati Milacron, Inc. (incorporated by reference from the Registrant's Form 8-K dated as of January 26, 1996).

10.26 Credit Agreement dated as of March 13, 1996, among Fairchild Holding Corporation ("FHC"), Citicorp USA, Inc. and certain financial institutions (incorporated by reference to the 1996 10-K).

10.27 Restated and Amended Credit Agreement dated as of July 26, 1996, (the "FHC Credit Agreement"), among FHC, Citicorp USA, Inc. and certain financial institutions.

10.28 Amendment No. 1, dated as of January 21, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to the March 30, 1997 10-Q).

10.29 Amendment No. 2 and Consent, dated as of February 21, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to the March 30,1997 10-Q).

10.30 Amendment No. 3, dated as of June 30, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to the 1997 10-K).

10.31 Second Amended And Restated Credit Agreement dated as of July 18, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to the 1997 10-K).

10.32 Restated and Amended Credit Agreement dated as of May 27, 1996, (the "RHI Credit Agreement"), among RHI, Citicorp USA, Inc. and certain financial institutions. (incorporated by reference to the 1996 10-K).

10.33 Amendment No. 1 dated as of July 29, 1996, to the RHI Credit Agreement dated as of May 27, 1996 (incorporated by reference to the 1996 10-K).

10.34 Amendment No. 2 dated as of April 7, 1997, to the RHI Credit Agreement dated as of May 27, 1996 (incorporated by reference to the 1997 10-K).

10.35 1986 Non-Qualified and Incentive Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 15, 1990).

10.36 1986 Non-Qualified and Incentive Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 21, 1997).

10.37 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 21, 1997).

10.38     Stock Exchange Agreement between The Fairchild Corporation and
    Banner Aerospace, Inc. pursuant to which the Registrant exchanged Harco, Inc. for shares of Banner Aerospace,Inc. (incorporated by reference to the Banner Aerospace, Inc. Definitive Proxy Statement dated and filed with the SEC on February 23, 1996 with respect to the Special Meeting of Shareholders of Banner Aerospace, Inc. held on March 12, 1996).

10.39 Employment Agreement between RHI Holdings, Inc., and Jacques Moskovic, dated as of December 29, 1994. (incorporated by reference to the 1996 10-K/A).

10.40 Employment Agreement between Fairchild France, Inc., and Jacques Moskovic, dated as of December 29, 1994. (incorporated by reference to the 1996 10-K/A).

10.41 Employment Agreement between Fairchild France, Inc., Fairchild CDI, S.A., and Jacques Moskovic, dated as of April 18, 1997 (incorporated by reference to the 1995 10-K).

10.42 Voting Agreement dated as of July 16, 1997, between RHI Holdings, Inc., and Tel-Save Holdings, Inc., (incorporated by reference to the Registrant's Schedule 13D/A, Amendment No. 3, filed July 22, 1997, regarding Registrant's stock ownership in Shared Technologies Fairchild Inc.).

10.43 Allocation Agreement dated April 13, 1992 by and among The Fairchild Corporation, RHI, Rex-PT Holdings, Rexnord Corporation, Rexnord Puerto Rico, Inc. and Rexnord Canada Limited (incorporate by reference to 1992 10-K).

10.44 Form Warrant Agreement (including form of Warrant) issued by the Company to Drexel Burnham Lambert on March 13, 1986, subsequently purchased by Jeffrey Steiner and subsequently assigned to Stinbes Limited (an affiliate of Jeffrey Steiner), for the purchase of Class A or Class B Common Stock (incorporated herein by reference to Exhibit 4(c) of the Company's Registration Statement No. 33-3521 on Form S-2).

11    Computation  of  earnings per share (found at  Note  1  in  Item  8  to
   Registrant's Consolidated Financial Statements for the fiscal year ended June 30, 1997).

22    List  of subsidiaries of Registrant (incorporated by reference  to  the
   1997 10-K).

23     Consent   of  Arthur  Andersen  LLP,  independent  public  accountants
   (incorporated by reference to the 1997 10-K).

*27   Financial Data Schedules.

99.1 Financial statements, related notes thereto and Auditors' Report of Banner Aerospace, Inc. for the fiscal year ended March 31, 1997 (incorporated by reference to the Banner Aerospace, Inc. Form 10-K for fiscal year ended March 31, 1997).

99.2 Financial statements, related notes thereto and Auditors' Report of Shared Technologies Fairchild, Inc. for the fiscal year ended December 31, 1996 (incorporated by reference to the Registrant's Form 8-K filed on December 8, 1997).

99.3 Financial statements, related notes thereto and Auditors' Report of Nacanco Paketleme for the fiscal year ended December 31, 1997 (incorporated by reference to the Registrant's Form 8-K filed on December 8, 1997).

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



Date:  April 3, 1998