Form 10-Q/A
period 1997-12-28
FAIRCHILD CORP
filed 1998-04-03
CIK 9779

25

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

                             YES    X       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
               Title of Class                           March 2, 1998
     Class A Common Stock, $0.10 Par Value   18,150,227
     Class B Common Stock, $0.10 Par Value          2,624,716


AMENDMENT:

      The purpose of this amendment is to provide restated financial information and additional disclosure for (i) Part I, "Financial Information", and (ii) Part II, Item 6, "Exhibits and Reports on Form 8-K", as a result of the Company's adoption of a formal plan to discontinue Fairchild Technologies in February 1998.


          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   INDEX





Page
PART 1.                                    FINANCIAL INFORMATION

     Item 1.Condensed Consolidated Balance Sheets as of December 28, 1997
(Unaudited) and June 30, 1997                                               3

      Consolidated Statements of  Earnings for the Three and Six Months
ended December 28, 1997 and December 29, 1996 (Unaudited)                   5

      Condensed Consolidated Statements of Cash Flows for the Six Months
ended December 28, 1997 and December 29, 1996 (Unaudited)                   6

      Notes to Condensed Consolidated Financial Statements (Unaudited)      7

Item 2.    Management's Discussion and Analysis of Results of Operations
and Financial Condition                                                     13

PART II.   OTHER INFORMATION

Item 1.    Legal Information                                                19

Item 4.    Submission of Matters to Vote of Security Holders                19

Item 5.   Other Information                                                 19

Item 6.    Exhibits and Reports on Form 8-K                                 20

* For purposes of Part 1 and this Form 10-Q, the term "Company" means The Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild Corporation, unless otherwise indicated.

                      PART I:  FINANCIAL INFORMATION

                       ITEM 1:  FINANCIAL STATEMENTS

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              June 30, 1997 and December 28, 1997 (Unaudited)
                              (In thousands)


                                  ASSETS

                                      June 30,  December 28,
                                      1997 (*)    1997
CURRENT ASSETS:
Cash and cash equivalents, $4,830 and
$30,687 restricted                   $  18,779  $ 38,907
Short-term investments                  25,647     8,487
Accounts receivable-trade, less        151,361   160,995
allowances of $6,905 and $7,892
Inventories:
   Finished goods                      292,441   329,492
   Work-in-process                      20,357    20,998
   Raw materials                        10,567    11,476
                                       323,365   361,966
Net current assets of discontinued      18,525    27,778
operations
Prepaid expenses and other current      34,490    53,259
assets
Total Current Assets                   572,167   651,392

Property, plant and equipment, net of
accumulated
  depreciation of $126,990 and         121,918   126,198
$131,646
Net assets held for sale                26,147    26,447
Net noncurrent assets of discontinued   14,495    12,069
operations
Cost in excess of net assets acquired
(Goodwill), less
  accumulated amortization of $36,672  154,129   160,150
and $39,287
Investments and advances, affiliated    55,678    21,829
companies
Prepaid pension assets                  59,742    59,282
Deferred loan costs                      9,252    11,742
Long-term investments                    4,120     6,843
Other assets                            35,018    46,784
Total Assets                        $1,052,666  $1,122,736

*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              December 28, 1997 (Unaudited) and June 30, 1997
                              (In thousands)


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                      June 30, December 28,
                                       1997 (*)   1997
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank notes payable and current
maturities of long-term debt          $ 47,322  $ 92,348
Accounts payable                        75,522    70,739
Other accrued liabilities               97,318    76,816
Income taxes                             5,863    16,163
Total Current Liabilities              226,025   256,066

LONG-TERM LIABILITES:
Long-term debt, less current           416,922   371,610
maturities
Other long-term liabilities             23,622    29,050
Retiree health care liabilities         43,351    42,366
Noncurrent income taxes                 42,013    47,388
Minority interest in subsidiaries       68,309    70,327
TOTAL LIABILITIES                      820,242   816,807

STOCKHOLDERS' EQUITY:
Class A common stock, 10 cents par
value; authorized
  40,000 shares, 23,289 (20,234 in
June) shares issued and
  17,047 (13,992 in June) shares         2,023     2,329
outstanding
Class B common stock, 10 cents par
value;.
  authorized 20,000 shares, 2,625
(2,632 in June) shares
  issued and outstanding                   263       263
Paid-in capital                         71,015   124,575
Retained earnings                      209,949   230,841
Cumulative translation adjustment          939     (633)
Net unrealized holding gain (loss) on     (46)       273
available-for-sale securities
Treasury Stock, at cost, 6,242 shares (51,719)  (51,719)
of Class A Common Stock
TOTAL STOCKHOLDERS' EQUITY             232,424   305,929
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                               $1,052,666 $1,122,736

*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED STATEMENTS OF EARNINGS (Unaudited)
 For The Three (3) and Six (6) Months Ended December 29, 1996 and December
                                 28, 1997
                   (In thousands, except per share data)

                                 For the Three Months Ended
                             12/29/96 12/28/97  12/29/96 12/28/97
REVENUE:
  Net sales                   $152,461 $208,616 $290,705 $402,978
  Other income (expense), net      536       49     779   4,604
                               152,997  208,665 291,484 407,582
COSTS AND EXPENSES:
  Cost of goods sold           115,676  151,794 216,828 299,827
  Selling, general &
administrative                  32,475   42,211  63,796  78,871
  Research and development          22       48      45      97
  Amortization of goodwill       1,108    1,387   2,220   2,606
                               149,281  195,440 282,889 381,401

OPERATING INCOME                 3,716   13,225   8,595  26,181

Interest expense                11,469   15,683  26,129  28,658
Interest income                 (1,566)    (524) (3,754)   (914)
Net interest expense             9,903   15,159  22,375  27,744

Investment income (loss), net    1,836  (7,077)   1,461 (5,180)
Equity in earnings (loss) of
affiliates                         398      429   2,709   2,121
Minority interest                (776)    (742) (1,561) (1,875)
Loss from continuing           (4,729)  (9,324) (11,171) (6,497)
operations before taxes
Income tax benefit             (3,430)  (4,719) (6,509) (3,121)
Loss from continuing           (1,299)  (4,605) (4,662) (3,376)
operations
Earnings from discontinued
operations, net                (1,678)  (1,945) (2,933) (2,682)
Gain on disposal of
discontinued operations, net         -   29,974       -  29,974
Extraordinary items, net             -  (3,024)       - (3,024)
NET EARNINGS (LOSS)           $ (2,977) $20,400 $(7,595)$20,892

Earnings Per Share:
Loss from continuing
operations                    $ (0.08)  $(0.27)  $(0.28)$ (0.20)
Earnings from discontinued
operations, net                 (0.10)   (0.11)  (0.18)  (0.16)
Gain on disposal of
discontinued operations, net         -     1.75       -    1.78
Extraordinary items, net
                                     -   (0.18)       -  (0.18)
Net earnings (loss)            $ (0.18) $  1.19 $(0.46) $  1.24
Weighted average shares         16,551   17,088  16,489  16,864
outstanding


The accompanying notes to summarized financial information are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
   For The Six (6) Months Ended December 28, 1997 and December 29, 1996
                              (In thousands)

                                               For the Six Months Ended
                                              12/29/96   12/28/97
Cash flows from operating activities:
       Net earnings (loss)                   $   (7,595) $  20,892
       Depreciation and amortization             10,075     11,632
       Accretion of discount on long-term         2,235      1,686
liabilities
       Net gain on the sale of discontinued          --    (29,974)
operations
       Extraordinary items, net of cash              --       3,024
payments
       Distributed earnings of affiliates,        1,906         344
net
       Minority interest                          1,561       1,875
       Changes in assets and liabilities       (59,895)     (96,975)
       Non-cash changes and working capital     (2,137)      (4,349)
changes of discontinued operations
       Net cash used for operating             (53,850)     (91,845)
activities

Cash flows from investing activities:
       Purchase of property, plant and          (4,781)     (15,964)
equipment
       Net proceeds received from (used for)    (2,361)       5,786
investments
       Acquisition of subsidiaries, net of           --     (11,774)
cash acquired
       Net proceeds from the sale of            173,719      84,733
discontinued operations
       Changes in net assets held for sale        (936)       (324)
       Other, net                                    21        179
       Investing activities of discontinued       (452)     (3,119)
operations
       Net cash provided by investing           165,210     59,517
activities

Cash flows from financing activities:
       Proceeds from issuance of debt            40,473    143,712
       Debt repayments and repurchase of       (93,495)   (145,130)
debentures, net
       Issuance of Class A common stock             859     53,921
       Financing activities of discontinued       (745)        --
operations
       Net cash provided by (used for)         (52,908)     52,503
financing activities
      Effect of exchange rate changes on            222       (688)
cash
      Net increase in cash and cash              58,674     19,487
equivalents
      Cash and cash equivalents, beginning       39,649     19,420
of the year
      Cash and cash equivalents, end of the
period                                          $98,323   $38,907


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   (In thousands, except per share data)


1.  FINANCIAL STATMENTS

      The consolidated balance sheet as of December 28, 1997 and the consolidated statements of earnings and cash flows for the three and six months ended December 29, 1996 and December 28, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 28, 1997, and for all periods presented, have been made. The balance sheet at June 30, 1997 was condensed from the audited financial statements as of that date.

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

See Note 11 for the discontinuance of Fairchild Technologies.

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

6.  RESTRICTED CASH

     The Company had restricted cash of approximately $4,839 and $30,687 on June 30, 1997 and December 28, 1997, respectively, all of which is maintained as collateral for certain debt facilities.

7.  SUMMARIZED STATEMENT OF EARNINGS INFORMATION

       The   following  table  presents  summarized  historical   financial
information,  on  a  combined  100%  basis,  of  the  Company's   principal
investments, which are accounted for using the equity method.

                                      Six Months Ended
                                  December 29    December 28,
                                        1996      1997

Net sales                              $52,239   $48,841
Gross profit                            20,096    18,191
Earnings from continuing operations      5,036     8,132
Net earnings                             5,036     8,132


    The Company owns approximately 31.9% of Nacanco Paketleme common stock. The Company recorded equity earnings of $1,571 and $2,584 from this investment for the six months ended December 29, 1996 and December 28, 1997, respectively.

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

     The computation of diluted loss per share for the three-month and six-month periods ended December 28, 1997 and December 29, 1996 excluded the effect of incremental common shares attributable to the potential exercise of common stock options outstanding and warrants outstanding, because their effect was antidilutive. These shares could potentially dilute basic earnings (loss) per share in the future. The Company entered into an agreement subsequent to December 28, 1997, which, upon consummation, would increase the number of outstanding shares (see Note 11).

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

      On March 2, 1998, the Company consummated the acquisition of Edwards and Lock Management Corporation, doing business as Special-T Fasteners ("Special-T"), in a business combination to be accounted for as a purchase. The purchase price for the acquisition was $46,500, of which $23,500 was paid in shares of Class A Common Stock of the Company and the remainder was paid in cash. The purchase price is subject to certain post-closing adjustments. Special-T is a distributor of aerospace fasteners. Special-T distributes precision fasteners worldwide, utilized primarily in the aerospace industry, to both government and commercial manufacturers.

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


             ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. On November 15, 1990, the Company changed its name from Banner Industries, Inc. to The Fairchild Corporation. RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the 100% owner of Fairchild Holding Corp. ("FHC") and the majority owner of Banner Aerospace, Inc. ("Banner"). The Company's principal operations are conducted through RHI and FHC. The Company holds a significant equity interest in Nacanco Paketleme ("Nacanco"), and, during the period covered by this report, held a significant equity interest in Shared Technologies Fairchild Inc. ("STFI"). (See Note 11 to Financial Statements, Subsequent Events, as to the disposition of the Company's interest in STFI.)

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

(In thousands)
                              Three Months Ended      Six Months Ended
                         December   December         December 29,   December 29,
                            1996     1997               1996             1997
 Sales by Segment:
   Aerospace Fasteners   $ 56,494   $ 91,014        $ 111,541       $167,861
   Aerospace Distribution  96,985    119,614          181,092        242,528
   Corporate and Other      2,839      1,362            4,647          2,724
   Eliminations (a)        (3,857)    (3,374)          (6,575)       (10,135)
 Total Sales             $152,461    $208,616       $ 290,705       $ 402,978

 Operating Income by
              Segment:
   Aerospace Fasteners   $  2,156   $  6,382        $   4,264       $   8,892
   Aerospace Distribution   6,072      7,714           12,053          17,085
   Corporate and Other     (4,512)      (871)          (7,722)            204
 Total Operating Income  $  3,716   $ 13,225        $   8,595       $  26,181

(a) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.

CONSOLIDATED RESULTS

      Net sales of $208.6 million in the second quarter of Fiscal 1998 improved significantly by $56.2 million, or 37%, compared to sales of $152.5 million in the second quarter of Fiscal 1997. Net Sales of $403.0 million in the Fiscal 1998 six-month period improved by $112.3 million, or 39%, compared to sales of $290.7 million in the first six months of Fiscal 1997. Sales growth was stimulated by the resurgent commercial aerospace industry, together with the effects that recent acquisitions contributed in the current periods.

      Gross Margin as a percentage of sales was 24.1% and 27.2% in the second quarter of Fiscal 1997 and 1998, respectively, and 25.4% and 25.6% in the six-month period of Fiscal 1997 and 1998, respectively. The increased margin in the Fiscal 1998 periods is attributable to improving efficiencies associated with increased production performances contributed by an improving skills base in the work force, and a reduction in the payment of overtime within the Aerospace Fasteners segment, and a change in product mix and decreased price competition in the Aerospace Distribution segment.

     Selling, General & Administrative expense as a percentage of sales was 21.3% and 20.2% in the second quarter of Fiscal 1997 and 1998, respectively, and 21.9% and 19.6% in the six-month period of Fiscal 1997 and 1998, respectively. The improvement in the Fiscal 1998 periods is attributable primarily to administrative efficiencies relative to increasing sales.

      Other income increased $3.8 million in the current six-month period, compared to the prior year six-month period, due primarily to the sale of air rights over a portion of the property the Company owns and is developing in Farmingdale, New York.

     Operating income of $13.2 million in the second quarter of Fiscal 1998 increased $9.5 million, compared to operating income of $3.7 million in the second quarter of Fiscal 1997. Operating income of $26.2 million in the six months period ended December 28, 1997, improved by $17.6 million, compared to the six month period ended December 29, 1996. The increase in operating income was due to the improved results provided by the Company's aerospace operations.

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

      Income taxes included a $3.1 million tax benefit in the first six months of Fiscal 1998, on pre-tax losses of $6.5 million. The tax benefit was higher than the statutory rate due primarily to larger losses generated by domestic operations.

      Included in earnings from discontinued operations is the result of Fairchild Technologies and the Company's equity in earnings of STFI, both of which were lower in the Fiscal 1998 periods. The discontinued operations results are affected by the operations of Fairchild Technologies Division ("The Division"), which may fluctuate because of industry cyclicality, the volume and timing of orders, the timing of new product shipments, customer's capital spending, and pricing changes by The Division and its competition. The Division has experienced a reduction of its backlog, and margin compression during the past six months, which combined with the existing cost base, may impact future earnings from the Division.

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

      Net earnings of $20.9 million in the first six months ended December 28, 1997, improved by $28.5 million compared to the $7.6 million net loss recorded in the six months ended December 29, 1996. This improvement is attributable to a $17.6 million increase in operating income; and the $30.0 million gain on the disposition of discontinued operations, offset partially by a $6.6 million decrease in investment income and the $3.0 million extraordinary loss.

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

CORPORATE AND OTHER

      The Corporate and Other classification includes the Gas Springs Division and corporate activities. The results of SBC, which was sold at Fiscal 1997 year-end, are included in the prior period results. The group reported a decrease in sales of $1.4 million, in the second quarter and $1.9 million, or 41%, in the first six months of Fiscal 1998, as compared to the same periods in Fiscal 1997, due primarily to exclusion of SBC's results in the current periods. The operating loss decreased by $3.6 million in the second quarter and $7.9 million in the first six months of Fiscal 1998, compared to the Fiscal 1997 periods, as a result of an increase in other income and a decline in legal expenses.


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

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits:

           10.1 Third Amended and Restated Credit Agreement dated as of December 19, 1997.

           10.2 Amendment No. 2 dated as of December 23, 1997, to the Interest Rate Hedge Agreement between
                    Registrant  and Citibank, N.A. dated as of  August  19,
1997.

       * 27 Financial Data Schedules.

           99.1 Financial statements, related notes thereto, including exhibits, of Banner Aerospace, Inc. for the nine
                     months  ended  December  31,  1997  (incorporated   by
reference to the Banner Aerospace Inc. Form 10-Q
                   for the nine months ended December 31, 1997).

     (b) Reports on Form 8-K:

            On December 8, 1997, the Company filed a Form 8-K to report  on
Item 5 and Item 7. The Company filed Shared Technologies Fairchild Inc. financial statements for each of the three years ended December 31, 1996, and for the quarter ended September 30, 1997. Additionally, the Company filed Nacanco Paketleme ("Nacanco") financial statements for the years ended December 31, 1995 and 1996. On December 15, 1997, the Company amended the aforementioned Form 8-K to include consent of Rothstein, Kass & Co, P.C. as related to the STFI financial statements, and to include an unaudited income statement for the year ended December 31, 1994 for Nacanco.
                           SIGNATURES

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