Form 10-Q
period 1998-03-29
FAIRCHILD CORP
filed 1998-05-13
CIK 9779

29

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

               For the Quarterly Period Ended March 29, 1998

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

                             YES    X       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
               Title of Class                      March 31, 1998
     Class A Common Stock, $0.10 Par Value         18,197,640
     Class B Common Stock, $0.10 Par Value          2,624,716



          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   INDEX

                                                                          Page
PART 1.         FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of March 29, 1998
         (Unaudited) and June 30, 1997                                       3

         Consolidated Statements of  Earnings for the Three and Nine
         Months ended March 29, 1998 and March 30, 1997 (Unaudited)          5

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months ended March 29, 1998 and March 30, 1997 (Unaudited)          7

         Notes to Condensed Consolidated Financial Statements (Unaudited)    8

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                            15

PART II. OTHER INFORMATION

Item 1.  Legal Information                                                  23

Item 5.  Other Information                                                  23

Item 6.  Exhibits and Reports on Form 8-K                                   23

* For purposes of Part 1 and this Form 10-Q, the term "Company" means The Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild Corporation, unless otherwise indicated.

                      PART I:  FINANCIAL INFORMATION

                       ITEM 1:  FINANCIAL STATEMENTS

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               June 30, 1997 and March 29, 1998 (Unaudited)
                              (In thousands)


                                  ASSETS

                                      June 30,   March 29,
                                      1997 (*)   1998
CURRENT ASSETS:
Cash and cash equivalents, $4,830 and$
$0 restricted                         $ 19,420  $ 61,813
Short-term investments                  25,647     6,442
Accounts receivable-trade, less        151,361   128,440
allowances of $6,905 and $5,329
Inventories:
   Finished goods                      292,441   171,462
   Work-in-process                      20,357    23,038
   Raw materials                        10,567    10,521
                                       323,365   205,021
Net current assets of discontinued      17,884    14,580
operations
Prepaid expenses and other current      34,490    59,390
assets
Total Current Assets                   572,167   475,686

Property, plant and equipment, net of
accumulated depreciation of $126,990
and $122,747                           121,918   114,308
Net assets held for sale                26,147    23,831
Net noncurrent assets of discontinued   14,495     2,496
operations
Cost in excess of net assets acquired
(Goodwill), less accumulated
amortization of $36,672 and $40,806    154,129   165,442
Investments and advances, affiliated    55,678    22,338
companies
Prepaid pension assets                  59,742    59,572
Deferred loan costs                      9,252     6,300
Long-term investments                    4,120   215,863
Other assets                            35,018    51,806
Total Assets                        $1,052,666 $1,137,642

*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               June 30, 1997 and March 29, 1998 (Unaudited)
                              (In thousands)


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                      June 30,   March 29,
                                      1997 (*)   1998
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank notes payable and current
maturities of long-term debt          $ 47,322  $ 21,377
Accounts payable                        75,522    61,664
Other accrued liabilities               97,318    88,495
Income taxes                             5,863    38,116
Total Current Liabilities              226,025   209,652

LONG-TERM LIABILITES:
Long-term debt, less current           416,922   278,140
maturities
Other long-term liabilities             23,622    24,455
Retiree health care liabilities         43,351    42,757
Noncurrent income taxes                 42,013    82,863
Minority interest in subsidiaries       68,309    66,637
TOTAL LIABILITIES                      820,242   704,504

STOCKHOLDERS' EQUITY:
Class A common stock, 10 cents par
value; authorized 40,000 shares,
24,445 (20,234 in June) shares issued
and 18,197 (13,992 in June) shares
outstanding                              2,023     2,444
Class B common stock, 10 cents par
value; Authorized 20,000 shares, 2,625
(2,632 in June) shares Issued and
outstanding                                263       263
Paid-in capital                         71,015   148,020
Retained earnings                      209,949   322,528
Cumulative translation adjustment          939    (2,811)
Net unrealized holding gain (loss) on     (46)    14,540
available-for-sale securities
Treasury Stock, at cost, 6,247
(6,242 in June) shares of Class A
Common Stock                           (51,719)  (51,836)
TOTAL STOCKHOLDERS' EQUITY             232,424   433,138
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                               $1,052,666 $1,137,642

*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED STATEMENTS OF EARNINGS (Unaudited)
              For The Three (3) and Nine (9) Months Ended
                  March 30, 1997 and March 29, 1998
                   (In thousands, except per share data)


                                 Three Months Ended  Nine Months Ended
                                   3/30/97 3/29/98    3/30/97 3/29/98
REVENUE:
  Net sales                       $179,436 $164,164  $470,141 $567,142
  Other income (expense), net          389      847     1,168    5,451
                                   179,825  165,011   471,309  572,593
COSTS AND EXPENSES:
  Cost of goods sold               131,884  126,374   348,712  426,201
  Selling, general &
administrative                      38,030   28,177   101,826  107,048
  Research and development              24       42        69      139
  Amortization of goodwill           1,240    1,573     3,460    4,179
                                   171,178  156,166   454,067  537,567

OPERATING INCOME                     8,647    8,845    17,242   35,026

Interest expense                    13,500    9,369    39,629   38,027
Interest income                       (762)    (587)   (4,516)  (1,501)
Net interest expense                12,738    8,782    35,113   36,526

Investment income (loss), net          741      234     2,202   (4,946)
Equity in earnings (loss) of
affiliates                           1,370      509     2,984    2,630
Minority interest                   (1,076) (21,905)   (2,637) (23,780)
Non-recurring income                     -  123,991         -  123,991          -
Income (loss) from continuing       (3,056) 102,892   (15,322)  96,395
operations before taxes
Income tax provision (benefit)      (2,939)  52,474    (9,448)  49,353
Earnings (loss) from continuing       (117)  50,418    (5,874)  47,042
operations
Earnings (loss) from discontinued
operations, net                        157  (1,578)    (1,681) (4,260)
Gain on disposal of discontinued
operations, net                          -  46,548          -  76,522
Extraordinary items, net                 -  (3,701)         -  (6,725)
NET EARNINGS (LOSS)                 $   40 $91,687   $(7,555) $112,579
 Other Comprehensive income, net
of tax:
 Foreign currency translation
adjustments                        (2,359) (2,178)    (2,197) (3,750)
 Unrealized holding gains (losses)
on securities arising during the         -  14,221          -  14,540
period
 Other Comprehensive income        (2,359)  12,043    (2,197)  10,790
COMPREHENSIVE INCOME (LOSS)       $(2,319)$103,730   $(9,752) $123,369


The accompanying notes to summarized financial information are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED STATEMENTS OF EARNINGS (Unaudited)
             For The Three (3) and Nine (9) Months Ended
                  March 30, 1997 and March 29, 1998
                (In thousands, except per share data)

                                 Three Months Ended  Nine Months Ended
                                   3/30/97 3/29/98    3/30/97 3/29/98
Basic Earnings Per Share:
Earnings (loss) from continuing
operations                         $ (0.01) $  2.52   $ (0.36) $  2.62
Earnings (loss) from discontinued
operations, net                       0.01    (0.08)    (0.10)   (0.24)
Gain on disposal of discontinued
operations, net                          -     2.32         -     4.27
Extraordinary items, net                 -    (0.18)        -    (0.37)
NET EARNINGS (LOSS)                $  0.00  $  4.58   $ (0.46)  $ 6.28
 Other Comprehensive income, net
of tax:
 Foreign currency translation
adjustments                        $(0.14)  $ (0.11)  $  (0.13) $(0.21)
 Unrealized holding gains (losses)
on securities arising during the        -      0.71          -    0.81
period
 Other Comprehensive income         (0.14)     0.60      (0.13)   0.60
 COMPREHENSIVE INCOME (LOSS)       $(0.14)   $ 5.18   $  (0.59)  $6.88

Diluted Earnings Per Share:
Earnings (loss) from continuing
operations                         $(0.01)   $ 2.41   $  (0.36)  $2.50
Earnings (loss) from discontinued
operations, net                      0.01     (0.08)     (0.10)  (0.23)
Gain on disposal of discontinued
operations, net                         -      2.22          -    4.07
Extraordinary items, net                -     (0.18)         -   (0.36)
NET EARNINGS (LOSS)                 $ 0.00   $ 4.38   $  (0.46)  $5.98
 Other Comprehensive income, net
of tax:
 Foreign currency translation
adjustments                         $(0.14)  $(0.10)  $  (0.13)  $(0.20)
 Unrealized holding gains (losses)
on securities arising during the         -     0.68          -     0.77
period
 Other Comprehensive income          (0.14)    0.58      (0.13)    0.57
 COMPREHENSIVE INCOME (LOSS)        $(0.14)  $ 4.96   $  (0.59)   $6.56
Weighted average shares
outstanding:
  Basic                             17,284   20,036     16,518   17,938
  Diluted                           17,284   20,922     16,518   18,813






The accompanying notes to summarized financial information are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
      For The Nine (9) Months Ended March 30, 1997 and March 29, 1998
                              (In thousands)

                                            For the Nine Months Ended
                                               3/30/97   3/29/98
Cash flows from operating activities:
       Net earnings (loss)                   $   (7,555) $112,579
       Depreciation and amortization             15,523    16,268
       Accretion of discount on long-term         3,702     2,744
liabilities
       Net gain on the disposition of                --   (99,766)
subsidiaries
       Net gain on the disposal of                   --  (135,736)
discontinued operations
       Extraordinary items, net of cash              --     6,725
payments
       Distributed earnings of affiliates,          881      (165)
net
       Minority interest                          2,637    23,780
       Changes in assets and liabilities       (85,178)   (48,466)
       Non-cash changes and working capital    (13,311)    17,983
changes of discontinued operations
       Net cash used for operating             (83,301)  (104,054)
activities
Cash flows from investing activities:
       Purchase of property, plant and          (7,426)   (23,706)
equipment
       Net proceeds received from (used for)   (14,009)     9,202
investments
       Acquisition of subsidiaries, net of     (52,555)   (32,404)
cash acquired
       Minority interest in subsidiaries            --    (26,383)
       Net proceeds from the sale of            173,719   167,987
discontinued operations
       Changes in net assets held for sale       (3,544)    2,239
       Other, net                                    34       180
       Investing activities of discontinued      (1,418)   (3,328)
operations
       Net cash provided by investing            94,801    93,787
activities
Cash flows from financing activities:
       Proceeds from issuance of debt           108,229   178,036
       Debt repayments and repurchase of      (131,737) (177,056)
debentures, net
       Issuance of Class A common stock             861    54,176
       Financing activities of discontinued     (1,059)        --
operations
       Net cash provided by (used for)         (23,706)    55,156
financing activities
      Effect of exchange rate changes on        (1,269)   (2,496)
cash
      Net increase in cash and cash            (13,475)    42,393
equivalents
      Cash and cash equivalents, beginning       39,649    19,420
of the year
      Cash and cash equivalents, end of the
period                                         $ 26,174  $ 61,813


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   (In thousands, except per share data)


1.   FINANCIAL STATEMENTS

      The consolidated balance sheet as of March 29, 1998 and the consolidated statements of earnings and cash flows for the three and Nine months ended March 30, 1997 and March 29, 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 29, 1998, and for all periods presented, have been made. The balance sheet at June 30, 1997 was condensed from the audited financial statements as of that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Form 10-K, as amended, and Banner Aerospace, Inc.'s March 31, 1997 Form 10-K. The results of operations for the period ended March 29, 1998 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation. The financial statements for the periods ended March 30, 1997 have been restated to present the results of Shared Technologies Fairchild Inc. and Fairchild Technologies as discontinued operations (see Note 3).

      Effective March 29, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements, which the Company is presenting as part of its Statement of Earnings.

2.   BUSINESS COMBINATIONS

       On January 13, 1998, certain subsidiaries (the "Selling Subsidiaries"), of Banner Aerospace, Inc. ("Banner", a majority-owned subsidiary of the Registrant), completed the disposition of substantially all of the assets and certain liabilities of the Selling Subsidiaries to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers"), in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $369,000 (the "Banner Hardware Group Disposition"). The purchase price received by the Selling Subsidiaries was based on the consolidated net worth as reflected on an estimated closing date balance sheet for the assets (and liabilities) conveyed by the Selling Subsidiaries to the Buyers. Such estimated closing date balance sheet is subject to review by the parties, and the purchase price will be adjusted (up or down) based on the net worth as reflected on the final closing date balance sheet. The assets transferred to the Buyers consists primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other type of fasteners, and its PacAero unit. Approximately $196,000 of the common stock received from the Buyers was used to repay outstanding term loans of Banner's subsidiaries and related fees. The Company will account for its remaining investment in AlliedSignal common stock as an available-for-sale security. Banner effected the Banner Hardware Group Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Banner Hardware Group Disposition presented a unique opportunity to realize a significant return on the disposition of the hardware group. As a result of the Banner Hardware Group Disposition and the repayment of outstanding term loans, the Company recorded non-recurring income of $123,991 for the three and nine months ended March 29, 1998.

      The Company has accounted for following acquisitions by the using the purchase method. The respective purchase price is assigned to the net assets acquired based on the fair value of such assets and liabilities at the respective acquisition dates.

      On March 2, 1998, the Company consummated the acquisition of Edwards and Lock Management Corporation, doing business as Special-T Fasteners ("Special-T"), in a business combination to be accounted for as a purchase (the "Special-T Acquisition"). The purchase price for the acquisition was approximately $47,600, of which $24,600 was paid in shares of Class A
Common Stock of the Company and the remainder was paid in cash. The purchase price is subject to certain post-closing adjustments. The total cost of the acquisition exceeded the fair value of the net assets of Special-T by approximately $20,540, which is preliminarily being allocated as goodwill and amortized using the straight-line method over 40 years. Special-T manages the logistics of predominantly Company manufactured precision fasteners worldwide as utilized primarily in the aerospace industry, for government agencies, original equipment manufacturers ("OEM's"), and distributors.

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

      In February 1997, the Company completed a transaction (the "Simmonds Acquisition") pursuant to which the Company acquired common shares and convertible debt representing an 84.2% interest, on a fully diluted basis, of Simmonds S.A. ("Simmonds"). The Company then initiated a tender offer to purchase the remaining shares and convertible debt held by the public. By June 30, 1997, the Company had purchased, or placed sufficient cash in escrow to purchase, all the remaining shares and convertible debt of Simmonds. The total purchase price of Simmonds, including the assumption of debt, was approximately $62,000, which the Company funded with available cash and borrowings. The Company recorded approximately $20,453 in goodwill as a result of this acquisition, which will be amortized using the straight-line method over 40 years. Simmonds is one of Europe's leading manufacturers and distributors of aerospace and automotive fasteners.

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

3.   DISCONTINUED OPERATIONS

      On November 20, 1997, Shared Technologies Fairchild Inc. ("STFI"), a corporation in which the Company owned approximately 42% of the outstanding common stock, entered into a merger agreement with Intermedia Communications Inc. ("Intermedia") pursuant to which holders of STFI common stock received $15.00 per share in cash (the "STFI Merger"). The Company was paid approximately $178,000 in cash (before tax and selling expenses) in exchange for the common and preferred stock of STFI owned by the Company. In the nine months ended March 29, 1998, the Company recorded a $98,817 gain, net of tax, on disposal of discontinued operations, from the proceeds received from the STFI Merger, which was completed on March 11, 1998. Accordingly, in the quarter ended March 29, 1998, the Company recorded a $68,843 gain, net of tax, on disposal of discontinued operations, from the proceeds received for the common stock of STFI. The results of STFI have been accounted for as discontinued operations.

      Earnings from discontinued operations includes the Company's net equity in earnings of $1,095 and $622 from the STFI investments during the nine months ended March 30, 1997 and March 29, 1998, respectively.

     For the Company's fiscal years 1995, 1996, and 1997, and for the first nine months of fiscal 1998, Fairchild Technologies ("Technologies") had operating losses of approximately $1.5 million, $1.5 million, $3.6 million, and $13.7 million, respectively. In addition, as a result of the downturn in the Asian markets, Technologies has experienced delivery deferrals, reduction in new orders, lower margins and increased price competition.

      In response, in February, 1998 (the "measurement date"), the Company adopted a formal plan to enhance the opportunities for disposition of Technologies, while improving the ability of Technologies to operate more efficiently. The plan includes a reduction in production capacity and headcount at Technologies, and the pursuit of potential vertical and horizontal integration with peers and competitors of the two divisions that constitute Technologies, or the inclusion of those divisions in a spin-off (see discussion under Item 2, "Management's Discussion and Analysis of Results and Financial Condition"). If the Company elects to include
Technologies in the Spin-Off, the Company believes that it would be required to contribute substantial additional resources to allow Technologies the liquidity necessary to sustain and grow both the Fairchild Technologies' operating divisions.

      In connection with the adoption of such plan, the Company recorded an after-tax charge of $22,352 in discontinued operations in the third quarter ended March 29, 1998, of which, $13,377 (net of income tax benefit of $4,623) represents the estimated loss on the disposal of certain assets of Technologies, $4,197 (net of an income tax benefit of $1,450) relates to the net losses of Technologies since the measurement date, and $4,721 (net of an income tax benefit of $2,513) relates to a provision for expected operating losses over the next ten months at Technologies. While the Company believes that $22,000 is a reasonable charge for the expected losses in connection with the disposition of Technologies, there can be no assurance that this estimate is adequate.

      Earnings from discontinued operations for the nine months ended March 30, 1997 and March 29, 1998 includes net losses of $2,776 (net of a tax benefit of $667) and $4,287 (net of a tax benefit of $3,983), respectively, from Technologies until the adoption date of a formal plan on the measurement date.

4.   PRO FORMA FINANCIAL STATEMENTS

      The unaudited pro forma consolidated financial information for the nine months ended March 29, 1998 and March 30, 1997, provide the results of the Company's operations as though the STFI Disposition, the Banner Hardware Group Disposition, and the Special-T Acquisition had been in effect since the beginning of each period. The pro forma information is based on the historical financial statements of the Company, Banner, STFI and Special-T, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made, including reduced interest expense for revised debt structures and estimates of changes to goodwill amortization. The following unaudited pro forma information are not necessarily indicative of the results of operations that actually would have occurred if the transactions had been in effect since the beginning of each period, nor are they indicative of future results of the Company.

                                        Nine Months Ended
                                       March 30, March 29,
                                          1997      1998
 Net sales                              $343,289   $468,975
 Gross profit                             80,011    105,257
 Loss from continuing operations          (3,593)    (4,868)
 Loss from continuing operations per
share                                   $  (0.22)  $  (0.27)

      The pro forma financial information has not been adjusted for non-recurring income and gains from disposal of discontinued operations that have occurred or are expected to occur from these transactions within the ensuing year.

5.   EQUITY SECURITIES

      On December 19, 1997, the Company completed a secondary offering of public securities. The offering consisted of an issuance of 3,000,000 shares of the Company's Class A Common Stock at $20.00 per share (the "Offering").

      On February 12, 1998, the Company issued 24,545 deferred compensation units pursuant to the Company's stock option deferral plan as a result of a cashless exercise of 30,000 stock options.

      On  March  2,  1998,  in  accordance  with  the  terms  of  Special-T
Acquisition, the Company issued 1,057,515 restricted shares of Company's Class A Common Stock. (See Note 2).

      On March 13, 1998, the Company issued 47,283 restricted shares of Company's Class A Common Stock resulting from a cashless exercise of 100,000 warrants by Dunstan Ltd.

      The  Company  had  18,197,640 shares of  Class  A  common  stock  and
2,624,716 shares of Class B common stock outstanding at March 29, 1998. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. Shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. Shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. For the nine months ended March 29, 1998, 92,759 shares of Class A Common Stock were issued as a result of the exercise of stock options, and shareholders converted 7,800 shares of Class B common stock into Class A common stock.

6.   DEBT

      On December 19, 1997, immediately following the Offering, the Company restructured its FHC and RHI Credit Agreements by entering into a new credit facility to provide the Company with a $300,000 senior secured credit facility (the "Facility") consisting of (i) a $75,000 revolving loan with a letter of credit sub-facility of $30,000 and a $10,000 swing loan sub-facility, and (ii) a $225,000 term loan. Advances made under the Facility will generally bear interest at a rate of, at the Company's option, either (i) 2% over the Citibank N.A. base rate, or (ii) 3% over the Eurodollar Rate ("LIBOR") for the first nine months following closing, and is subject to change based upon the Company's financial performance thereafter. The Facility is subject to a non-use commitment fee of 1/2% of the aggregate unused availability for the first nine months post-closing and is subject to change based upon the Company's financial performance
thereafter.   Outstanding letters of credit are subject to fees  equivalent to the LIBOR margin rate. A borrowing base is calculated monthly to determine the amounts available under the Facility. The borrowing base is determined monthly based upon (i) the EBITDA of the Company's Aerospace Fastener business, as adjusted, and (ii) specified percentages of various marketable securities and cash equivalents. The Facility will mature on
June   18,   2004.  The  term  loan  is  subject  to  mandatory  prepayment requirements and optional prepayments. The revolving loan is subject to mandatory prepayment requirements and optional commitment reductions. On March 29, 1998, the Company was in compliance with all the covenants under its credit agreements.

      On February 3, 1998, with the proceeds of the Offering, term loan borrowings under the Facility, and the after tax proceeds the Company received from the STFI Merger, the Company redeemed (collectively, the "Public Debt Repayment") all of its existing publicly held indebtedness (other than indebtedness of Banner), consisting of (i) $63,000 to redeem the 11 7/8% Senior Debentures due 1999; (ii) $117,600 to redeem the 12% Intermediate Debentures due 2001; (iii) $35,856 to redeem the 13 1/8% Subordinated Debentures due 2006; (iv) $25,063 to redeem the 13% Junior Subordinated Debentures due 2007; and (v) accrued interest of $10,562.

     The Company recognized an extraordinary loss of $6,725, net of tax, to write-off the remaining deferred loan fees and original issue discounts associated with early extinguishment of the Company's indebtedness pursuant to the Public Debt Repayment and refinancing of the FHC and RHI Credit Agreement facilities.

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

      On November 25, 1997, Banner amended its credit agreement to increase its revolving credit facility by $50,000. On January 13, 1998, Banner amended its credit agreement to (i) allow for the prepayment of all term loans and a portion of the revolving credit obligation without any reduction of the revolving credit facility; (ii) reduce the revolving credit facility interest rate to prime plus 0.25% or LIBOR plus 1.50%; and
(iii) reduce the nonuse fee to a per annum rate equal to 0.30%. Also on January 13, 1998, in conjunction with the Banner Hardware Group Disposition, the outstanding balances of the term loans were reduced to zero.

7.   RESTRICTED CASH

      On March 29, 1998, the Company did not have any restricted cash. On June 30, 1997, the Company had restricted cash of approximately $4,839, all of which was maintained as collateral for certain debt facilities.

8.   SUMMARIZED STATEMENT OF EARNINGS INFORMATION

       The   following  table  presents  summarized  historical   financial
information,  on  a  combined  100%  basis,  of  the  Company's   principal
investments, which are accounted for using the equity method.

                                        Nine Months Ended
                                       March 30,  March 29,
                                        1997        1998
Net sales                              $   67,638 $   63,615
Gross profit                               25,778     23,095
Earnings from continuing operations        10,132      9,769
Net earnings                               10,132      9,769

      The Company owns approximately 31.9% of Nacanco Paketleme common stock. The Company recorded equity earnings of $2,975 and $3,093 from this investment for the nine months ended March 30, 1997 and March 29, 1998, respectively.

9.   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

      On March 29, 1998, the Company had $66,637 of minority interest, of which $66,619 represents Banner. Minority shareholders hold approximately 34% of Banner's outstanding common stock.

10.  EARNINGS PER SHARE

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

      The following table illustrates the computation of basic and diluted earnings (loss) per share:

                                    For the Three        For the Nine
                                     Months Ended        Months Ended
                                  3/30/97   3/29/98   3/30/97   3/29/98
Basic earnings per share:
Earnings from continuing
operations                       $  (117)   $50,418  $(5,874)   $47,042
Common shares outstanding         17,284     20,036   16,518     17,938
Basic earnings per share:
Basic earnings from continuing
operations per share             $ (0.01)   $  2.52  $ (0.36)   $  2.62

Diluted earnings per share:
Earnings from continuing
operations                       $  (117)   $50,418  $(5,874)   $47,042
 Common shares outstanding        17,284     20,036   16,518     17,938
 Options                    antidilutive        595  antidilutive   579
 Warrants                   antidilutive        291  antidilutive   296
Total shares outstanding          17,284     20,922   16,518     18,813
Diluted earnings from continuing
operations per share             $(0.01)    $  2.41  $ (0.36)    $ 2.50

     The computation of diluted loss per share for the three-month and nine-month periods ended March 30, 1997 excluded the effect of incremental common shares attributable to the potential exercise of common stock options outstanding and warrants outstanding, because their effect was antidilutive.

11.  CONTINGENCIES

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

      As of March 29, 1998, the consolidated total recorded liabilities of the Company for environmental matters approximated $7,070, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $11,870 on an undiscounted basis.

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

             ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. On November 15, 1990, the Company changed its name from Banner Industries, Inc. to The Fairchild Corporation. RHI Holdings, Inc. ("RHI") is a direct 100% owned subsidiary of the Company. RHI is the 100% owner of Fairchild Holding Corp. ("FHC") and the majority owner of Banner Aerospace, Inc. ("Banner"). The Company's principal operations are conducted through RHI and FHC. The Company holds a significant equity interest in Nacanco Paketleme ("Nacanco"), and, during the period covered by this report, held a significant equity interest in Shared Technologies Fairchild Inc. ("STFI"). (See Note 3 to Financial Statements, Discontinued Operations, as to the disposition of the Company's interest in STFI.)

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

      On November 20, 1997, Shared Technologies Fairchild Inc. ("STFI"), a corporation in which the Company owned approximately 42% of the outstanding common stock, entered into a merger agreement with Intermedia Communications Inc. ("Intermedia") pursuant to which holders of STFI common stock received $15.00 per share in cash (the "STFI Merger"). The Company was paid approximately $178.0 million in cash (before tax and selling expenses) in exchange for the common and preferred stock of STFI owned by the Company. In the nine months ended March 29, 1998, the Company recorded a $98.8 million gain, net of tax, on disposal of discontinued operations, from the proceeds received from the STFI Merger, which was completed on March 11, 1998. Accordingly, in the quarter ended March 29, 1998, the Company recorded a $68.8 million gain, net of tax, on disposal of discontinued operations, from the proceeds received for the common stock of STFI. The results of STFI have been accounted for as discontinued operations.

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

       On January 13, 1998, certain subsidiaries (the "Selling Subsidiaries"), of Banner Aerospace, Inc. ("Banner", a majority-owned subsidiary of the Registrant), completed the disposition of substantially all of the assets and certain liabilities of the Selling Subsidiaries to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers"), in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $369 million (the "Banner Hardware Group Disposition"). The purchase price received by the Selling Subsidiaries was based on the consolidated net worth as reflected on an estimated closing date balance sheet for the assets (and liabilities) conveyed by the Selling Subsidiaries to the Buyers. Such estimated closing date balance sheet is subject to review by the parties, and the purchase price will be adjusted (up or down) based on the net worth as reflected on the final closing date balance sheet. The assets transferred to the Buyers consists primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other type of fasteners, and its PacAero unit. Approximately $196 million of the common stock received from the Buyers was used to repay outstanding term loans of Banner's subsidiaries and related fees. The Company will account for its remaining investment in AlliedSignal common stock as an available-for-sale security. Banner effected the Banner Hardware Group Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Banner Hardware Group Disposition presented a unique opportunity to realize a significant return on the disposition of the hardware group. As a result of the Banner Hardware Group Disposition and the repayment of outstanding term loans, the Company recorded non-recurring income of $124 for the three and nine months ended March 29, 1998.

      On March 2, 1998, the Company consummated the acquisition of Edwards and Lock Management Corporation, doing business as Special-T Fasteners ("Special-T"), in a business combination to be accounted for as a purchase (the "Special-T Acquisition"). The purchase price for the acquisition was approximately $47.6 million, of which $24.6 million was paid in shares of Class A Common Stock of the Company and the remainder was paid in cash. The purchase price is subject to certain post-closing adjustments. The total cost  of  the  acquisition exceeded the fair value of  the  net  assets  of
Special-T by approximately $20.5 million, which is preliminarily being allocated as goodwill and amortized using the straight-line method over 40 years. Special-T manages the logistics of predominantly Company manufactured precision fasteners worldwide as utilized primarily in the aerospace industry, for government agencies, original equipment manufacturers ("OEM's"), and distributors.

      On February 3, 1998, with the proceeds of the Offering, term loan borrowings under the Facility, and the after tax proceeds the Company received from the STFI Merger, the Company redeemed (collectively, the "Public Debt Repayment") all of its existing publicly held indebtedness (other than indebtedness of Banner), consisting of (i) $63.0 million to redeem the 11 7/8% Senior Debentures due 1999; (ii) $117.6 million to redeem the 12% Intermediate Debentures due 2001; (iii) $35.9 million to redeem the 13 1/8% Subordinated Debentures due 2006; (iv) $25.1 million to redeem the 13% Junior Subordinated Debentures due 2007; and (vi) accrued interest of $10.6 million.

      On November 28, 1997, the Company acquired AS+C GmbH, Aviation Supply + Consulting ("AS&C") in a business combination accounted for as a purchase. The total cost of the acquisition was $13.2 million, which exceeded the fair value of the net assets of AS&C by approximately $7.4 million, which is preliminarily being allocated as goodwill and amortized using the straight-line method over 40 years. The Company purchased AS&C with cash borrowed. AS&C is an aerospace parts, logistics, and distribution company primarily servicing the European OEM market.

RESULTS OF OPERATIONS

      The  Company  currently reports in two principal  business  segments:
Aerospace Fasteners and Aerospace Distribution. The results of Gas Springs and SBC (for the prior year period) are included in the Corporate and Other classification. The following table illustrates the historical sales and operating income of the Company's operations for the three months and Nine ended March 29, 1998 and March 30, 1997, respectively.

(In thousands)             Three Months      Nine Months
                              Ended             Ended
                           March    March    March    March
                           30,       29,      30,      29,
                           1997      1998     1997     1998
 Sales by Segment:
   Aerospace Fasteners   $ 64,073 $102,857 $175,614 $270,718
   Aerospace Distribution 113,743   60,865  294,835  303,393
   Corporate and Other      4,738    1,442    9,385    4,166
   Eliminations (a)        (3,118)  (1,000)  (9,693) (11,135)
 Total Sales             $179,436 $164,164 $470,141 $567,142

 Operating Income (Loss)
by Segment:
   Aerospace Fasteners   $  3,563 $  9,668 $  7,827 $ 18,560
   Aerospace Distribution   9,061    2,085   21,114   19,170
   Corporate and Other     (3,977)  (2,999) (11,699)  (2,704)
 Total Operating Income  $  8,647 $  8,845 $ 17,242 $ 35,026

(a) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.

CONSOLIDATED RESULTS

      Net sales of $164.2 million in the third quarter of Fiscal 1998 decreased by $15.3 million, or 8.5%, compared to sales of $179.8 million in the third quarter of Fiscal 1997. This decrease is primarily attributable
to   the  loss  of  revenues  resulting  from  the  Banner  Hardware  Group
Disposition. Net Sales of $567.1 million in the Fiscal 1998 nine-month period improved by $97.0 million, or 20.6%, compared to sales of $470.1 million in the first nine months of Fiscal 1997. Approximately 24.0% of the current nine months sales growth was stimulated by the resurgent commercial aerospace industry. Recent acquisitions contributed approximately 12.4% to the sales growth, while dispositions decreased growth by approximately 15.8%.

     Gross Margin as a percentage of sales was 26.5% and 23.0% in the third quarter of Fiscal 1997 and 1998, respectively, and 25.8% and 24.9% in the nine-month period of Fiscal 1997 and 1998, respectively. Lower margins in the Fiscal 1998 periods is attributable to a change in product mix in the Aerospace Distribution segment as a result of the Banner Hardware Group Disposition. Partially offsetting overall lower margins, were improved margins within the Aerospace Fasteners segment resulting from efficiencies associated with increased production, improved skills of the work force, and reduction in the payment of overtime.

     Selling, General & Administrative expense as a percentage of sales was 21.2% and 17.2% in the third quarter of Fiscal 1997 and 1998, respectively, and 21.7% and 18.9% in the nine-month period of Fiscal 1997 and 1998, respectively. The improvement in the Fiscal 1998 periods is attributable primarily to administrative efficiencies relative to increasing sales.

      Other income increased $4.3 million in the current nine-month period, compared to the prior year nine-month period, due primarily to the sale of air rights over a portion of the property the Company owns and is developing in Farmingdale, New York.

      Operating income of $8.8 million in the third quarter of Fiscal 1998 increased 2.3%, compared to operating income of $8.6 million in the third quarter of Fiscal 1997. Operating income of $35.0 million in the nine-month period ended March 29, 1998, improved by $17.8 million, or 103.1%, compared to the nine-month period ended March 30, 1997. The increase in operating income was due primarily to the improved results provided by the Company's Aerospace Fasteners segment.

      Investment income (loss), net, decreased by $7.1 million in the first nine months of Fiscal 1998, due to recognition of unrealized losses on the fair market adjustments of investments previously classified as trading securities in the Fiscal 1998 periods while recording unrealized gains from trading securities in the Fiscal 1997 periods. Unrealized holding gains (losses) on available-for-sale investments are marked to market value through stockholders' equity and reported separately as part of comprehensive income (see discussion below).

     Minority interest increased by $21.1 million as a result of the $124.0 million non-recurring pre-tax gain recognized from the Banner Hardware Group Disposition.

      An income tax provision of $49.4 million in the first nine months of Fiscal 1998 represented a 42.0% effective tax rate on pre-tax earnings from continuing operations (excluding equity in earnings of affiliates and minority interest) of $117.5 million. The tax provision was slightly higher than the statutory rate because of goodwill associated with the Banner Hardware Group Disposition.

      Included in earnings (loss) from discontinued operations are the results of Fairchild Technologies ("Technologies") through January 1998, and the Company's equity in earnings of STFI prior to the STFI Merger. Losses increased in the fiscal 1998 periods as a result of increased losses recorded at Technologies and lower equity earnings contributed by STFI (See
Note 3).

      In the nine months ended March 29, 1998, the Company recorded a $98.8 million gain, net of tax, on disposal of discontinued operations, from the proceeds received from the STFI Merger. In the quarter ended March 29, 1998, the Company recorded a $68.8 million gain, net of tax, on disposal of discontinued operations, from proceeds received for the common stock of
STFI. Partially offsetting this gain was an after-tax charge of $22.4 million the Company recorded in the third quarter ended March 29, 1998 in connection with the adoption of a formal plan to enhance the opportunities for disposition of Technologies. Included in this charge was (i) $13.4 million (net of income tax benefit of $4.6 million) representing the estimated loss on the disposal of certain assets of Technologies; (ii) $4.2 million (net of an income tax benefit of $1.5 million) relating to the net losses of Technologies since the measurement date; and (iii) $4.7 million (net of an income tax benefit of $2.5 million) relating to a provision for additional operating losses. The Company's results are affected by the operations of Technologies, which may fluctuate because of industry cyclicality, the volume and timing of orders, the timing of new product shipments, customers' capital spending, and pricing changes by Technologies and its competition. Technologies has experienced a reduction of its backlog, and margin compression during the past nine months, which combined with the existing cost base, may impact future earnings from Technologies. While the Company believes that $22.4 million is a reasonable charge for the expected losses in connection with the disposition of Technologies, there can be no assurance that this estimate is adequate. (See Note 3).

      The Company recognized an extraordinary loss of $6.7 million, net of tax, to write-off the remaining deferred loan fees and original issue discounts associated with early extinguishment of the Company's indebtedness pursuant to the Public Debt Repayment and refinancing of the FHC and RHI Credit Agreement facilities.

      Net earnings of $112.6 million in the first nine months ended March 29, 1998, improved by $120.1 million compared to the $7.6 million net loss recorded in the nine months ended March 30, 1997. This improvement is attributable to a $17.8 million increase in operating income, a $124.0 million non-recurring gain from Banner Hardware Group Disposition, and the $76.5 million gain on the disposal of discontinued operations. Partially offsetting this increase was a $58.8 million increase in the income tax provision, a $21.1 million change in minority interest, a $7.1 decrease in investment income, and the $6.7 million extraordinary loss.

     Comprehensive income includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available-for-sale investment securities. The fair market value of unrealized holding securities increased $14.5 million in the nine months ended March 29, 1998, primarily as a result of an increase in the value of AlliedSignal common stock which was received from the Banner Hardware Group Disposition.

SEGMENT  RESULTS:

AEROSPACE FASTENERS SEGMENT

      Sales in the Aerospace Fasteners segment increased by $38.8 million, or 60.5%, in the third quarter and $95.1, or 54.2%, million for the Fiscal 1998 nine-month period, compared to the Fiscal 1997 periods, reflecting significant growth in the commercial aerospace industry combined with the effect of acquisitions. New orders have continued to be strong. The Company reduced backlog to $187 million at March 29, 1998, down from $196 million at June 30, 1997. Excluding sales contributed by acquisitions, sales increased approximately 31% and 27% for the three and nine months ended March 29, 1998,respectively, compared to the same periods in the prior year.

      Operating income improved by $6.1 million, or 171%, in the third quarter and $10.7 million, or 137%, in the Fiscal 1998 nine-month period, compared to the Fiscal 1997 periods. Acquisitions and marketing changes were contributors to this improvement. Excluding the results provided by acquisitions, operating income increased by approximately 100% in the third quarter and 88% for the nine months of Fiscal 1998, compared to the same periods in the prior year. The Company anticipates that manufacturing and productivity efficiencies will further improve operating income in the coming months.

AEROSPACE DISTRIBUTION SEGMENT

      Aerospace Distribution sales were lower by $52.9 million, or 46.5% in the third quarter and up $8.6 million, or 2.9%, in the first nine months of Fiscal 1998, compared to the corresponding periods of the prior year. The loss of revenues as a result of the Banner Hardware Group Disposition was primarily responsible for the decrease in the current quarter, and partially offset sales increases in the first nine months of Fiscal 1998, which sales otherwise reflected a robust aerospace industry. Excluding sales contributed by dispositions, sales increased 35% and 33% for the three and nine months ended March 29, 1998, respectively, compared to the same periods in the prior year.

     Operating income decreased $7.0 million, in the third quarter and $1.9 million for the first nine months of Fiscal 1998, compared to the same period of the prior year, due to the Banner Hardware Group Disposition. Excluding the results from dispositions, operating income increased by 61% for the nine months of Fiscal 1998,compared to the same periods in the prior year.

CORPORATE AND OTHER

      The Corporate and Other classification includes the Gas Springs Division and corporate activities. The results of SBC, which was sold at Fiscal 1997 year-end, are included in the prior period results. The group reported a decrease in sales of $3.3 million, in the third quarter and $5.2 million, in the first nine months of Fiscal 1998, as compared to the same periods in Fiscal 1997, due to the exclusion of SBC's results in the current periods. The operating loss decreased by $1.8 million in the third quarter and $9.2 million in the first nine months of Fiscal 1998, compared to the Fiscal 1997 periods, as a result of an increase in other income and a decrease in legal expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased by $42.4 million from $19.4 million at June 30, 1997 to $61.8 million at March 29, 1998. Cash received of $178.0 from the STFI Merger and $54.2 from the Offering was partially offset by cash of $104.1 million used for operations, capital expenditures, including acquisitions of $56.1 million, and minority interest purchases of $26.4 million. The increase in cash used for operations was primarily attributable to increases in working capital (net of the Banner Hardware Group Disposition). The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities. Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, and litigation settlements and related costs. The Company maintains credit agreements with a consortium of banks, which provide a term loan and revolving credit facilities to the Company, and a separate revolving credit facility is made available to Banner. The Company anticipates that existing capital resources, cash generated from operations, and cash from borrowings and asset sales will be adequate to maintain the Company's current level of operations.

     For the Company's fiscal years ended June 30, 1995, 1996 and 1997, and for the first nine months of fiscal 1998, the Company had negative cash flows from operations of $25.0 million, $49.0 million, $100.1 million and $104.1 million, respectively. The Company believes that recent proceeds from dispositions and the recent equity offering, along with a refinancing of the Company's debt, will provide the Company with the necessary capital to overcome these negative cash flows. The Company plans to focus on its core businesses and capitalize on the resurgent aerospace industry in order to improve operating cash flows.

      With the proceeds of the Offering, borrowings under the Facility and the after tax proceeds received from the STFI Merger, the Company refinanced substantially all of its existing indebtedness (other than indebtedness at Banner), consisting of the 11 7/8% Senior Debentures due 1999, the 12% Intermediate Debentures due 2001, the 13 1/8% Subordinated Debentures due 2006, the 13% Junior Subordinated debentures due 2007 and its existing bank indebtedness. The Public Debt Repayment reduced the Company's total net indebtedness by approximately $132 million and reduced the Company's annual interest expense, on a pro forma basis, by approximately $21 million, and the STFI Merger reduced the Company's annual interest expense by approximately an additional $3 million. A portion of the proceeds from the Banner Hardware Group Disposition were used to repay all of Banner's outstanding term loan indebtedness, which will further reduce the Company's annual interest expense by approximately an additional $14 million. The operating income of the subsidiaries included in the Banner Hardware Group Disposition was $14.1 million for the nine months ended March 29, 1998, respectively. Whereas the Company will no longer benefit from the operations of the disposed Banner subsidiaries it expects to benefit from lower interest expense and dividends paid on the AlliedSignal stock.

      The Company has made an offer to exchange (the "Exchange Offer") its Class A common stock for up to a maximum of 4 million shares of Banner common stock. The purpose of the Exchange Offer is for the Company to increase its ownership of Banner to at least 80.1% such that the Company can include Banner in its United States consolidated corporate income tax return. Pending a successful Exchange Offer, the Company contemplates issuing approximately .6046 of a share of its Class A common stock for each validly tendered share of Banner common stock.

     For the Company's fiscal years 1995, 1996, and 1997, and for the first nine months of fiscal 1998, Technologies had operating losses of approximately $1.5 million, $1.5 million, $3.6 million, and $13.7 million, respectively. In addition, as a result of the downturn in the Asian markets, Technologies has experienced delivery deferrals, reduction in new orders, lower margins and increased price competition. In response, in
February 1998, the Company adopted a formal plan to enhance the opportunities for disposition of Technologies, while improving the ability of Technologies to operate more efficiently. The plan includes a reduction in production capacity and headcount, and the pursuit of potential vertical and horizontal integration with peers and competitors of the two divisions that constitute Technologies, or the inclusion of those divisions in the Spin-Off. If the Company elects to include Technologies in the Spin-Off, the Company believes that it would be required to contribute substantial additional resources to allow Technologies the liquidity necessary to sustain and grow both the Fairchild Technologies' operating divisions.

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

      In connection with the possible Spin-Off, it is anticipated that the Company will enter into an indemnification agreement pursuant to which Spin-Co will assume and be solely responsible for all known and unknown past, present and future claims and liabilities of any nature relating to the pension matter described under "Legal Proceedings"; certain environmental liabilities currently recorded as $7.1 million, but for which it is reasonably possible the total expense could be $11.9 million on an undiscounted basis; certain retiree medical cost and liabilities related to discontinued operations for which the Company has accrued approximately $42.8 million as of March 29, 1998 (see Note 11 to the Company's
Consolidated  Financial  Statements);  and  certain  tax  liabilities.   In
addition, the Spin-Co would also be responsible for all liabilities relating to the Technologies business and an allocation of corporate expenses. Responsibility for such liabilities would require significant commitments.

     Should the Spin-Off, as presently contemplated, occur prior to June of 1999, the Spin-Off may be a taxable transaction to shareholders of the Company and could result in a material tax liability to the Company and its shareholders. The amount of the tax to the Company and its shareholders is uncertain, and if the tax is material to the Company, the Company may elect not to consummate the Spin-Off. Because circumstances may change and because provisions of the Internal Revenue Code of 1986, as amended, may be further amended from time to time, the Company may, depending on various factors, restructure or delay the timing of the Spin-Off to minimize the tax consequences thereof to the Company and its shareholders.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1997, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report certain information about its operating segments in annual and interim financial reports. The Company will adopt SFAS 131 in Fiscal 1999.

      In February 1998, FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS 132") "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 revises and improves the effectiveness of current note disclosure requirements for employers' pensions and other retiree benefits by requiring additional information to facilitate financial analysis and eliminating certain disclosures which are no longer useful. SFAS 132 does not address recognition or measurement issues. The Company will adopt SFAS 132 in Fiscal 1999.
PART II.  OTHER INFORMATION

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

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits (* filed herewith):

           *10.1   Amendment  No. 2 dated as of January  14,  1997,  to  the
Interest Rate Hedge Agreement between
                    Registrant  and Citibank, N.A. dated as of  August  19,
1997.

   *10.2 Letter Agreement dated February 27, 1998, between Registrant and John
       L. Flynn.

   *10.3  Letter  Agreement dated February 27, 1998, between Registrant  and
       Donald E. Miller.

   *10.4 Stock Option Deferral Plan dated February 9, 1998.

   *10.5  Amendment of Warrant Agreement dated February 9, 1998, between the
       Registrant and Stinbes Limited.

    10.6 Stock Option Agreement dated November 20, 1997 between RHI Holdings, Inc. and Intermedia Communciations Inc. (Incorporated by reference to Scheduled 13D/A (Amendment No. 4) dated as of November 25, 1997 filed by the Company on December 1, 1997).

    10.7 Stock Purchase Agreement dated November 25, 1997 between RHI Holdings, Inc. and Intermedia Communications Inc. (Incorporated by reference to
Schedule 13D/A (Amendment No. 4) dated as of November 25, 1997 filed by the Company on December 1, 1997).

    10.8 Asset Purchase Agreement dated as of December 8, 1997, among Banner Aerospace, Inc. and seven of its subsidiaries (Adams Industries, Inc., Aerospace Bearing Support, Inc., Aircraft Bearing Corporation, Banner Distribution, Inc., Burbank Aircraft Supply, Inc., Harco, Inc. and PacAero), AlliedSignal Inc. and AS BAR LLC (incorporated by reference to Banner Aerospace, Inc.'s Report on Form 8-K dated January 28, 1998).

    10.9 Asset Purchase Agreement dated as of December 8, 1997, among Banner Aerospace, Inc. and two of its subsidiaries (PB Herndon Aerospace, Inc. and Banner Aerospace Services, Inc.), AlliedSignal Inc. and AS BAR PBH LLC (incorporated by reference to Banner Aerospace, Inc.'s Report on Form 8-K dated January 28, 1998).

    10.10 Agreement and plan of Merger dated January 28, 1998, as amended on February 20, 1998, and March 2, 1998, between the Company and the shareholders' of Special-T Fasteners (Incorporated by reference to Form 8-K dated as of March 2, 1998 filed by the Company on March 12, 1998).

   *10.11 Employment Agreement between Robert Edwards and Fairchild Holding Corp., dated March 2, 1998.

          *27     Financial Data Schedules.

     (b) Reports on Form 8-K:

      On January 28, 1998, the Company filed a Form 8-K to report on Item 2 and Item 7 regarding the completion of the Banner Hardware Group Disposition. On March 12, 1998 the Company filed a Form 8-K to report on
Item 2 and Item 7 regarding the March 2, 1998 consummation of the Special-T Acquisition. On March 25, 1998, the Company filed a Form 8-K to report on
Item 2 and Item 7 regarding the completion of the STFI Merger.
                           SIGNATURES

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




Date:                    May 13, 1998