Form 10-K
period 1998-06-30
FAIRCHILD CORP
filed 1998-09-24
CIK 9779

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

 For the Year Ended June 30, 1998               Commission File Number 1-6560

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

     On September 17, 1998, the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing price of these shares on the New York Stock exchange) was approximately $197 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

      As of September 17, 1998, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

    Class A common stock, $.10 par value               19,494,291

    Class B common stock, $.10 par value                 2,624,662


DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders' to be held on November 19, 1998 (the "1998 Proxy Statement"), which the Registrant intends to file within 120 days after June 30, 1998, are incorporated by reference into Parts III and IV.

                         THE FAIRCHILD CORPORATION
                                 INDEX TO
                        ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED JUNE 30, 1998



PART I                                                              Page

Item 1.  Business                                                   4
Item 2.  Properties                                                 10
Item 3.  Legal Proceedings                                          10
Item 4.  Submission of Matters to a Vote of Stockholders            11


PART II

Item  5.  Market for the Company's Common Equity and Related
          Stockholder Matters                                       12
Item  6.  Selected Financial Data                                   14
Item  7.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition                        15
Item  8.  Financial Statements and Supplementary Data               27
Item  9.  Disagreements on Accounting and Financial Disclosure      66

PART III

Item 10.  Directors and Executive Officers of the  Company          67
Item 11.  Executive Compensation                                    67
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                67
Item 13.  Certain Relationships and Related Transactions            67

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                               68


                                  PART I

ITEM 1.  BUSINESS

General
      The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. The Company is the largest aerospace fastener manufacturer in the world and an international supplier to the aerospace industry, distributing a wide range of aircraft parts and related support services. Through internal growth and strategic acquisitions, the Company is one of the leading aircraft parts suppliers to aircraft manufacturers such as Boeing, Airbus, Lockheed Martin, British Aerospace and Bombardier and to airlines such as Delta Air Lines and US Airways.

      The Company's primary business focus is on the aerospace industry and its aerospace business consists primarily of two segments: aerospace fasteners and aerospace parts distribution. The aerospace fasteners segment manufactures and markets high performance fastening systems used in the manufacturing and maintenance of commercial and military aircraft by original equipment manufacturers ("OEMs"). The aerospace distribution segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, other distributors, fixed-base operators, corporate aircraft operators and other aerospace companies. The Company's aerospace distribution business is conducted through its 83% owned subsidiary, Banner Aerospace, Inc. ("Banner"). For a comparison of the sales of the Company's business segments for each of the last three fiscal years, see Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", which is herein incorporated by reference.
      The Company also owns a technology products unit, which designs, manufactures, and markets high performance production equipment and systems required for the manufacture of semiconductor chips and recordable compact discs, and a significant equity interest in Nacanco Paketleme ("Nacanco"), which manufactures customized cans for the beverage industry in Turkey.

Recent Developments

      Recent developments of the Company are incorporated herein by reference from "Recent Developments and Significant Business Combinations" included in Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition".

Financial Information about Business Segments

      The Company's business segment information is incorporated herein by reference from Note 20 of the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data".

Narrative Description of Business Segments

Aerospace Fasteners

      The  Company, through its Aerospace Fasteners segment, is  a  leading worldwide manufacturer and supplier of fastening systems used in the construction and maintenance of commercial and military aircraft. The Aerospace Fasteners segment accounted for 50.9% of total sales for the year ended June 30, 1998.

  Products

      In general, aerospace fasteners produced by the Company are used to join materials in applications that are not of themselves critical to flight. Products range from standard aerospace screws, to more complex systems that fasten airframe structures, and sophisticated latching or quick disconnect mechanisms that allow efficient access to internal parts which require regular servicing or monitoring. The Aerospace Fasteners segment also manufactures and supplies fastening systems used in non-aerospace industrial and electronic niche applications. The Aerospace Fasteners segment produces and sells products under various trade names and trademarks including Voi-Shan (fasteners for aerospace structures), Screwcorp (standard externally threaded products for aerospace applications), RAM (custom designed mechanisms for aerospace applications), Camloc (components for the industrial, electronic, automotive and aerospace markets), and Tridair and Rosan (fastening systems for highly-engineered aerospace, military and industrial applications).

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

  Sales and Markets

      The products of the Aerospace Fasteners segment are sold primarily to domestic and foreign OEMs of airframes, subcontracors to OEMs, engine assemblies, and to the maintenance and repair market through distributors. Sixty-six percent of its sales are domestic. Major customers include OEMs such as Boeing, Airbus, and Aerospatiale and their subcontractors, as well as major distributors such as AlliedSignal, Tri-Star Aerospace and Wesco Aircraft Hardware. Recently, OEMs have significantly increased their production levels. In addition, OEMs have implemented programs to reduce inventories and pursue just-in-time relationships. This has allowed parts distributors to significantly expand their business due to their ability to better meet OEM objectives. In response, the Company, which formerly supplied the OEMs directly, is expanding efforts to provide parts through its subsidiaries, which are distributors, such as Special-T Fasteners in the Unites States and AS+C GmbH in Europe. No single customer accounts for more than 10% of the Company's consolidated sales.

      Products are marketed by a direct sales force team and distribution companies in the United States and Europe. The direct sales force team is organized by customer and region. The internal sales force is organized by facility and product range and is focused on servicing customers needs, identifying new product applications, and obtaining the approval of new products. All the Company's products are marketed through centralized advertising and promotional activities.

     Revenues in the Aerospace Fasteners segment bear a strong relationship to aircraft production. As OEMs searched for cost cutting opportunities during the aerospace industry recession, parts manufacturers, including the Company, accepted lower-priced orders and/or smaller quantity orders to maintain market share, at lower profit margins. However, during recent years, this situation has improved as build rates in the aerospace industry have increased and resulted in capacity constraints. All though lead times have increased, the Company has been able to provide its major customers with favorable pricing, while maintaining or increasing margins by negotiating for larger minimum lot sizes that are more economic to manufacture. In addition, the Company has eliminated "make and hold" contracts under which large volume buyers would require current production of parts for long-term unspecified dates of delivery. Overall, existing backlog is anticipated to result in higher margins due to larger and more efficient lot sizes, combined with the utilization of recently acquired customized production capacity and training programs for all employees.

     Fasteners also have applications in the automotive/industrial markets, where numerous special fasteners are required (such as engine bolts, wheel bolts and turbo charger tension bolts). The Company is actively targeting the automotive market as a hedge against any potential downturn in the aerospace industry.

  Manufacturing and Production

     The Aerospace Fasteners segment has eight primary manufacturing facilities, of which three are located in the United States and five are located in Europe. Each facility has virtually complete production capability, and subcontracts only those production steps which exceed capacity. Each plant is designed to produce a specified product or group of products, determined by the production process involved and certification requirements. The Company's largest customers have recognized its quality and operational controls by conferring ISO D1-9000A status at all of its U.S. facilities, and ISO D1-9000 status at all of its European facilities. All of its facilities are "preferred suppliers" and have received all SPC and NADCAP approvals from OEMs. The Company is the first and only aerospace fastener manufacturing company with all of its facilities holding ISO-9000 approval.

      The Company has a fully operational modern information system at all of its U.S. facilities, which was expanded to most of its European operations in Fiscal 1998. The Company will expand this information system
to  the  remaining  European operations in Fiscal  1999.   The  new  system
performs detailed and timely cost analysis of production by product and facility. Updated MIS systems also help the Company to better service its customers. OEMs require each product to be produced in an OEM-qualified/OEM-approved facility.

  Competition

      Despite intense competition in the industry, the Company remains the dominant manufacturer of aerospace fasteners. The worldwide aerospace fastener market is estimated to be $1.7 billion (before distributor resales). The Company holds approximately 23% of the market and competes with SPS Technologies, Hi-Shear, and Huck, which the Company believes hold approximately 13%, 11% and 10% of the market, respectively. In Europe, its largest competitors are Blanc Aero and Southco Fasteners.

      The Company competes primarily in the highly-engineered "systems" segment where its broad product range allow it to more fully serve each OEM and distributor. The Company's product array is diverse and offers customers a large selection to address various production needs. In addition, roughly 45% of the Company's output is unique or is in a market where the Company has a small number of competitors. The Company seeks to maintain its technological edge and competitive advantage over its competitors, and has historically demonstrated innovative production methods and new products to meet customer demands at fair price levels.

Aerospace Distribution

      The Company, through Banner (its Aerospace Distribution segment), distributes a wide variety of aircraft parts, which it has purchased on the open market or acquired from OEMs as an authorized distributor. No single distributor arrangement is material to the Company's financial condition. The Aerospace Distribution segment accounted for 48.3% of total sales in Fiscal 1998.

  Products

      An extensive inventory of products and a quick response time are essential in providing service to its customers. Another key factor in selling to its customers is Banner's ability to maintain a system that traces a part back to the manufacturer.

      Products of the Aerospace Distribution segment are divided into two groups: rotables and engines. Rotables include flight data recorders, radar and navigation systems, instruments, landing gear and hydraulic and electrical components. Engines include jet engines and engine parts for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. Banner provides a number of services such as immediate shipment of parts in aircraft-on-ground situations. Banner also buys and sells commercial aircraft from time to time.

      Rotable parts are sometimes purchased as new parts, but are generally purchased in the aftermarket which are then overhauled for the Company by outside contractors, including OEMs and FAA-licensed facilities. Rotables are sold in a variety of conditions such as new, overhauled, serviceable and "as is". Rotables may also be exchanged instead of sold. An exchange occurs when an aircraft part in inventory is exchanged for a part from the customer and the customer is charged an exchange fee plus the actual cost to overhaul the part. Engines and engine components are sold "as is", overhauled or disassembled for resale as parts.

  Sales and Markets

     Subsidiaries of the Aerospace Distribution segment sell their products in the United States and abroad to most of the world's commercial airlines and to air cargo carriers, as well as other distributors, fixed-base operators, corporate aircraft operators and other aerospace companies. Approximately 70.7% of its sales are to domestic purchasers, some of whom may represent offshore users.

      The Aerospace Distribution segment conducts marketing efforts through its direct sales force, outside representatives and, for some product lines, overseas sales offices. Sales in the aviation aftermarket depend on price, service, quality and reputation. The Aerospace Distribution segment's business does not experience significant seasonal fluctuations nor depend on a single customer. No single customer accounts for more than 10% of the Company's consolidated revenue.

  Competition

      The  rotables  group  competes with AAR Corp., Air  Ground  Equipment
Services  ("AGES"),  Aviation Sales Company, The Memphis  Group  and  other large and small companies in a very fragmented industry. The major competitors for Banner's engine group are OEMs such as General Electric Company and Pratt and Whitney, as well as the engine parts division of AAR Corp., AGES, and many smaller companies.

Other Operations

     Other operations include: Nacanco, real estate holdings, and a company operating under the trade name of Fairchild Gas Springs Division ("Gas Springs").

  Nacanco Paketleme

      Established in 1987, Nacanco is the largest manufacturer of aluminum cans for soft drinks and beer in Turkey with an estimated 80% market share. Nacanco generated EBITDA of approximately $38 million on annual sales of $101 million for its fiscal year ended December 31, 1997. The Company owns 31.9% of Nacanco's common stock with Pechiney International SA and its subsidiaries holding substantially all of the balance. The Company has received cash dividends of $5.7 million and $4.8 million in the years ended June 30, 1998 and 1997, respectively.

  Real Estate

      The Company has significant real estate holdings having a book value of approximately $67 million as of June 30, 1998. The Company's real estate holdings consist of (i) approximately 80 acres on Long Island, New York which are currently being developed into retail centers; (ii) various industrial buildings from which the Company receives rental income; and
(iii) property to be used as landfills upon receipt of necessary licenses and government approvals.

  Gas Springs Division

      A Fiscal 1995 start-up operation, Gas Springs manufactures gas load springs and other devices used in raising, lowering or moving of heavy loads. Its products have numerous consumer and industrial applications, including in fitness equipment, sunbeds, furniture, automotive, and agricultural and construction equipment. Annual sales were $5.8 million from Gas Springs in Fiscal 1998.

  Technology Products

      Acquired by the Company in June 1994, Fairchild Technologies ("FT") manufactures, markets and services capital equipment for recordable compact disc ("CD-R") and advanced semiconductor manufacturing. FT's products are used worldwide to produce CD-Rs, CDs and CD-ROMs, as well as integrated circuits for the data processing, communications, transportation, automotive and consumer electronic industries, as well as for the military.

       FT is a leader in microlithography semiconductor machinery manufacturing in Europe and has four product lines, the first being equipment for wafer microlithography processing. This includes the mainstay Series 6000 Flexible Wafer Process Line, consisting of lithographic processing systems with flexible material flow, modular design and high throughput, and the recently introduced Falcon Modular
Microlithography System for 0.25 micron (65/256 Mbit DRAM) device manufacturing. The Falcon system has a fully modular design and is expandable to accommodate expected technological advancements and specific customer configurations.

      FT has recently combined new and proven technology and a number of leading edge components and systems in compact disc processing to develop its Compact Disc Recordable ("CD-R10X") manufacturing system. The CD-R10X system is a state of the art design for producing cost effective recordable CDs by combining a high quality injection molding machine with scanning, inspection, and pneumatic handling systems.

      With an established base of controls/clean room technology and software/configuration engineering, FT is able to provide systems with multiple modular designs for a variety of customer applications. More than 1,000 FT wafer production systems are in operation worldwide. Major customers in the wafer product line include Motorola, Samsung, Siemens, GEC Plessey, Texas Instruments, National Semiconductor, Macronix, and Erso. Other major customers include Sonopress (Bertelsmann), and Krauss Maffei for the CD product line. The wafer product line competes with Tokyo Electron, Dai Nippon Screen and the Silicon Valley Group. Competitors in the CD product line consist of Robi Systems, Leybold and Marubeni. (See
Note 4 to the Company's Consolidated Financial Statements, included in "Item 8 Financial Statements and Supplementary Data").

Foreign Operations

    The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total revenue of any geographic area. Export sales are made by U.S. businesses to customers in non-U.S. countries, whereas foreign sales are made by the Company's non-U.S. subsidiaries. For the Company's sales results by geographic area and export sales, see Note 21 of the Company's Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Backlog of Orders

    Backlog is important for all the Company's operations, due to the long-term production requirements of its customers. The Company's backlog of orders as of June 30, 1998 in the Aerospace Fasteners segment and Aerospace Distribution segment amounted to $208.8 million, and $15.6 million, respectively. The Company anticipates that in excess of 91% of the aggregate backlog at June 30, 1998 will be delivered by June 30, 1999.

Suppliers

      The Company does not consider itself to be materially dependent upon any one supplier, but is dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet its commitments to its customers. From time to time the Company enters into exclusive supply contracts in return for logistics and price advantages. The Company does not believe that any one of these contracts would impair its operations if a supplier were unable to perform.

Personnel

     As of June 30, 1998, the Company had approximately 3,900 employees. Approximately 5% of these employees were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Environmental Matters

      A discussion of Environmental Matters is included in Note 19 to the Company's Consolidated Financial Statements, included in Item 8, "Financial Statements and Supplementary Data" and is herein incorporated by reference.

ITEM 2.   PROPERTIES

      As of June 30, 1998, the Company owned or leased buildings totaling approximately 1,708,000 square feet, approximately 1,022,000 square feet of which was owned and 686,000 square feet was leased. The Aerospace Fasteners segment's properties consisted of approximately 1,084,000 square feet, with principal operating facilities of approximately 922,000 square feet concentrated in Southern California, France and Germany. The Aerospace Distribution segment's properties consisted of approximately 370,000 square feet, with principal operating facilities of approximately 252,000 square feet located in Florida and Texas. Corporate and Other operating properties consisted of approximately 129,000 square feet, with principal operating facilities of approximately 104,000 square feet located in California and Germany. The Company owns its corporate headquarters building at Washington-Dulles International Airport.

      The Company has several parcels of property which it is attempting to market, lease and/or develop, including: (i) an eighty acre parcel located in Farmingdale, New York, (ii) a six acre parcel in Temple City, California, (iii) an eight acre parcel in Chatsworth, California, and (iv) several other parcels of real estate, primarily located throughout the continental United States.

      The following table sets forth the location of the larger properties used in the continuing operations of the Company, their building square footage, the business segment or groups they serve and their primary use. Each of the properties owned or leased by the Company is, in management's opinion, generally well maintained, is suitable to support the Company's business and is adequate for the Company's present needs. All of the Company's occupied properties are maintained and updated on a regular basis.

                     Owned
                      or    Square     Business       Primary
     Location       Leased Footage   Segment/Group      Use
Saint Cosme,       Owned             Aerospace
France                     304,000   Fasteners    Manufacturing
Torrance,           Owned            Aerospace
California                 284,000   Fasteners    Manufacturing
City of Industry,   Owned            Aerospace
California                 140,000   Fasteners    Manufacturing
Carrollton, Texas  Leased            Aerospace
                           126,000   Distribution   Distribution
Dulles, Virginia    Owned            Corporate       Office
                           125,000
Lakeland, Florida  Leased             Aerospace
                            70,000   Distribution   Distribution
Ft. Lauderdale,    Leased             Aerospace
Florida                     57,000   Distribution   Distribution
Toulouse, France    Owned             Aerospace
                            56,000     Fasteners    Manufacturing
Fremont,           Leased             Technology
California                  55,000     Products     Manufacturing
Kelkheim, Germany   Owned             Aerospace
                            52,000     Fasteners    Manufacturing
Santa Anna,         Owned             Aerospace
California                  50,000     Fasteners    Manufacturing
Vaihingen,         Leased             Technology
Germany                     49,000     Products     Manufacturing
Chatsworth,        Leased             Aerospace
California                  36,000     Fasteners    Distribution

      Information concerning long-term rental obligations of the Company at June 30, 1998, is set forth in Note 18 to the Company's consolidated financial statements, included in Item 8, "Financial Statements and Supplementary Data", and is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS

      A discussion of legal proceedings is included in Note 19 to the Company's Consolidated Financial Statements, included in Item 8, "Financial Statements and Supplementary Data" and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                  PART II


ITEM  5.   MARKET  FOR  THE COMPANY'S COMMON STOCK AND RELATED  STOCKHOLDER
MATTERS

Market Information

      The Company's Class A Common Stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol FA. The Company's Class B Common Stock is not listed on any exchange and is not publicly traded. Class B Common Stock can be converted to Class A Common Stock at any time.

     Information regarding the quarterly price range of the Company's Class A Common Stock is incorporated herein by reference from Note 22 of the Company's Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data.

Holders of Record

     The Company had approximately 1,321 and 51 record holders of its Class A and Class B Common Stock, respectively, at September 15, 1998.

Dividends

      The Company's current policy is to retain earnings to support the growth of its present operations and to reduce its outstanding debt. Any future payment of dividends will be determined at the discretion of the Company's Board of Directors and will depend on the Company's financial condition, results of operations and restrictive covenants in the Company's credit agreement that limit the payment of dividends over the term of the agreement (See Note 8 of the Company's Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data).

Sale of Unregistered Securities

Fourth Quarter, Fiscal Year 1998

     On May 14, 1998, pursuant to the Company's stock option deferral plan, the Company issued an aggregate of 12,081 deferred compensation units to certain officers of the Company as a result of the exercise of stock options by such individuals. Each deferred compensation unit entitles the recipient to receive one share of the Company's Class A Common Stock upon expiration of the "deferral period" for the stock options exercised.

     On May 4, 1998, in accordance with the terms of Special-T Acquisition, the Company issued 15,090 restricted shares of the Company's Class A Common Stock.

Third Quarter, Fiscal Year 1998

      On February 12, 1998, pursuant to the Company's stock option deferral plan, the Company issued 24,545 deferred compensation units to an officer of the Company, as a result of the exercise of stock options by such individual. Each deferred compensation unit entitles the recipient to receive one share of Class A Common Stock upon expiration of the "deferral period" for the stock options exercised.

      On  March  2,  1998,  in  accordance  with  the  terms  of  Special-T
Acquisition,  the  Company  issued  1,057,515  restricted  shares  of   the
Company's Class A Common Stock.

      On March 13, 1998, the Company issued 47,283 restricted shares of the Company's Class A Common Stock resulting from a cashless exercise of 100,000 warrants by Dunstan Ltd.

ITEM 6.  SELECTED FINANCIAL DATA

                        Five-Year Financial Summary
                   (In thousands, except per share data)

                                  For the years ended June 30,
Summary of Operations:         1994     1995    1996      1997     1998
 Net sales                   $203,456 $220,351 $349,236 $680,763 $741,176
 Gross profit                  28,415   26,491   74,101  181,344  186,506
 Operating income (loss)      (46,845) (30,333) (11,286)  33,499   45,443
 Net interest expense          66,670   64,113   56,459   47,681   42,715
 Earnings (loss) from
   continuing operations        4,834  (56,280) (32,186)   1,816   52,399
 Earnings (loss) per share from
continuing
operations:
      Basic                   $  0.30  $(3.49)  $ (1.98) $  0.11  $  2.78
      Diluted                    0.30   (3.49)    (1.98)    0.11     2.66
 Other Data:
 EBITDA                        (7,471) (9,830)   12,078   57,806   66,045
 EBITDA Margin                   N.M.   N.M.       3.5%     8.5%     8.9%
 Cash used for operating                            (100,0 (102,3
activities                    (33,271) (25,040)  (48,951) (100,058) (102,300)
 Cash provided by (used for)
investing activities          166,068  (19,156)   57,540    79,975    60,876
 Cash provided by (used for) (101,390)  12,345   (39,637)   (1,455)   73,895
financing activities
 Balance Sheet Data:
 Total assets                 860,943  828,680   993,398  1,052,666 1,157,259
 Long-term debt, less current
maturities                    518,718  508,225   368,589    416,922  295,402
 Redeemable preferred stock of 17,552   16,342     --         --        --
subsidiary
 Stockholders' equity          69,494   39,378   230,861    232,424  473,559
     per outstanding common
     share                    $  4.32  $  2.50   $ 14.10  $   13.98 $  20.54

      The results of Banner Aerospace, Inc. are included in the periods since February 25, 1996, when Banner became a majority-owned subsidiary.
Prior to February 25, 1996, the Company's investment in Banner was accounted for using the equity method. Fiscal 1994 includes the gain on the sale of Rexnord Corporation stock. Fiscal 1998 includes the gain from the Banner Hardware Group Disposition. The results of the hardware group are included in the periods from March 1996 through December 1997, until disposition (see Note 22 of the Company's Consolidated Financial Statements). These transactions materially affect the comparability of the information reflected in the selected financial data.

      EBITDA represents the sum of operating income before depreciation and amortization. Included in EBITDA are restructuring and unusual charges of $25,553 and $2,319 in Fiscal 1994 and 1996, respectively. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived asset and because such data is considered useful by the investment community to better understand the Company's results, and can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. EBITDA is not a measure of financial performance under GAAP, may not be comparable to other similarly titled measures of other companies and should not be considered as an alternative either to net income as an indicator of the Company's operating performance, or to cash flows as a measure of the Company's liquidity. Cash expenditures for various long-term assets, interest expense, and income taxes have been, and will be incurred which are not reflected in the EBITDA presentation. Furthermore, EBITDA is not available for the discretionary use of management and, prior to the payment of dividends, the Company uses EBITDA to meet its capital expenditures and debt service requirements. EBITDA Margin represents EBITDA as a percentage of net sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

      The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. On November 15, 1990, the Company changed its name from Banner Industries, Inc. to The Fairchild Corporation. The Company is the owner of 100% of RHI Holdings, Inc. ("RHI") and the majority owner of Banner Aerospace, Inc. ("Banner"). RHI is the owner of 100% of Fairchild Holding Corp. ("FHC"). The Company's principal operations are conducted through Banner and FHC. The Company holds a significant equity interest in Nacanco Paketleme ("Nacanco"), and, during the period covered by this report, held a significant equity interest in Shared Technologies Fairchild Inc. ("STFI"). (See Item 8, Note 4 to Financial Statements, as to the disposition of the Company's interest in STFI.)

GENERAL

      The Company is the largest aerospace fastener manufacturer in the world and an international supplier to the aerospace industry, distributing a wide range of aircraft parts and related support services. Through internal growth and strategic acquisitions, the Company is one of the leading aircraft parts suppliers to aircraft manufacturers such as Boeing, Airbus, Lockheed Martin, British Aerospace and Bombardier and to airlines such as Delta Air Lines and US Airways.

      The Company's primary business focus is on the aerospace industry and its business consists primarily of two segments: aerospace fasteners and aerospace parts distribution. The aerospace fasteners segment manufactures and markets high performance fastening systems used in the manufacturing and maintenance of commercial and military aircraft. The aerospace distribution segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, original equipment manufacturers ("OEMs"), other distributors, fixed-base operators, corporate aircraft operators and other aerospace companies. The Company's aerospace distribution business is conducted through its 83% owned subsidiary, Banner.

CAUTIONARY STATEMENT

      Certain statements in the financial discussion and analysis by management contain forward-looking information that involve risk and uncertainty, including current trend information, projections for deliveries, backlog, and other trend projections. Actual future results may differ materially depending on a variety of factors, including product demand; performance issues with key suppliers; customer satisfaction and qualification issues; labor disputes; governmental export and import policies; worldwide political stability and economic growth; and legal proceedings.

RECENT DEVELOPMENTS AND SIGNIFICANT BUSINESS COMBINATIONS

      The Company has effected a series of transactions designed to: (i) reduce its total indebtedness and annual interest expense; (ii) focus its operations in aerospace manufacturing; (iii) increase the number of publicly held shares of Class A Common Stock; and (iv) increase the Company's operating and financial flexibility.

      On November 20, 1997, STFI entered into a merger agreement with Intermedia Communications Inc. ("Intermedia") pursuant to which holders of STFI common stock received $15.00 per share in cash (the "STFI Merger"). The Company was paid approximately $178.0 million in cash (before tax and selling expenses) in exchange for the common and preferred stock of STFI owned by the Company. In the nine months ended March 29, 1998, the Company recorded a $96.0 million gain, net of tax, on disposal of discontinued operations, from the proceeds received from the STFI Merger, which was completed on March 11, 1998. The results of STFI have been accounted for as discontinued operations.

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

      On January 13, 1998, certain subsidiaries of Banner (the "Selling Subsidiaries") completed the disposition of substantially all of the assets and certain liabilities of its hardware business and PacAero unit to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers"), in exchange for shares of AlliedSignal Inc. common stock with an aggregate value equal to $369 million (the "Banner Hardware Group Disposition"). The purchase price received by the Selling Subsidiaries was based on the consolidated net worth as reflected on an adjusted closing date balance sheet for the assets (and liabilities) conveyed by the Selling Subsidiaries to the Buyers. The assets transferred to the Buyers consist primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other type of fasteners, and its PacAero Unit. Approximately $196 million of the common stock received from the Buyers was used to repay outstanding loans of Banner's subsidiaries and related fees. Banner effected the Banner Hardware Group Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Banner Hardware Group Disposition presented a unique opportunity to realize a significant return on the disposition of the hardware group.

      On February 3, 1998, with the proceeds of the Offering, term loan borrowings under the Facility, and a portion of the after tax proceeds the Company received from the STFI Merger (collectively, the "Refinancing"), the Company refinanced substantially all of its existing indebtedness (other than indebtedness of Banner), consisting of (i) $63.0 million to redeem the 11 7/8% Senior Debentures due 1999; (ii) $117.6 million to redeem the 12% Intermediate Debentures due 2001; (iii) $35.9 million to redeem the 13 1/8% Subordinated Debentures due 2006; (iv) $25.1 million to redeem the 13% Junior Subordinated Debentures due 2007; and (vi) accrued interest of $10.6 million.

      On March 2, 1998, the Company consummated the acquisition of Edwards and Lock Management Corporation, doing business as Special-T Fasteners ("Special-T"), in a business combination to be accounted for as a purchase (the "Special-T Acquisition"). The contractual purchase price for the acquisition was valued at approximately $47.3 million, of which 50.1% was paid in shares of Class A Common Stock of the Company and 49.9% was paid in cash according to terms specified in the acquisition agreement. The total cost of the acquisition exceeded the fair value of the net assets of Special-T by approximately $21.6 million, which amount is being allocated as goodwill, and amortized using the straight-line method over 40 years. Special-T manages the logistics of worldwide distribution of Company manufactured precision fasteners to customers in the aerospace industry, for government agencies, original equipment manufacturers, and other distributors.

  On May 11, 1998, the Company commenced an offer to exchange (the "Exchange Offer"), for each properly tendered share of Common Stock of Banner, a number of shares of the Company's Class A Common Stock, par value $0.10 per share, equal to the quotient of $12.50 divided by $20.675 up to a maximum of 4,000,000 shares of Banner's Common Stock. The Exchange Offer expired on June 9, 1998 and 3,659,364 shares of Banner's Common Stock were validly tendered for exchange, and the Company issued 2,212,361 shares of Class A Common Stock to the tendering shareholders. As a result of the Exchange Offer, the Company's ownership of Banner Common Stock increased to 83.3%. The Company effected the Exchange Offer to increase its ownership of Banner to over 80% in order for the Company to include Banner in its United States consolidated corporate income tax return.

     Fiscal 1997 Transactions

      In February 1997, the Company completed a transaction (the "Simmonds Acquisition") pursuant to which the Company acquired common shares and convertible debt representing an 84.2% interest, on a fully diluted basis, of Simmonds S.A. ("Simmonds"). The Company then initiated a tender offer to purchase the remaining shares and convertible debt held by the public. By Fiscal year-end, the Company had purchased, or placed sufficient cash in escrow to purchase, all the remaining shares and convertible debt of Simmonds. The total purchase price of Simmonds, including the assumption of debt, was approximately $62.0 million, which the Company funded with available cash. The Company recorded approximately $20.5 million in goodwill as a result of this acquisition. Simmonds is one of Europe's leading manufacturers and distributors of aerospace and automotive fasteners.

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

     Fiscal 1996 Transactions

     The Company, RHI and Fairchild Industries, Inc. ("FII"), the Company's former subsidiary, entered into an Agreement and Plan of Merger dated as of November 9, 1995 (as amended, the "Merger Agreement") with Shared
Technologies  Inc.  ("STI").  On March 13, 1996,  in  accordance  with  the
Merger Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company ("FCSC"). The transaction was effected by a Merger of FII with and into STI (the "Merger"), with the surviving company renamed STFI. Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by FHC, except for the assets and liabilities of FCSC, and $223.5 million of FII's existing debt and preferred stock. As a result of the Merger, the Company received shares of Common Stock and Preferred Stock of STFI, representing approximately a 41% ownership interest in STFI.

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

      On January 27, 1996, FII completed the sale of Fairchild Data Corporation ("Data") to SSE Telecom, Inc. ("SSE") for book value of approximately $4.4 million and 100,000 shares of SSE's common stock valued at $9.06 per share, or $0.9 million, at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share.

       Accordingly, DME and Data were accounted for as discontinued operations. The combined net sales of DME and Data totaled $108.1 million (through January 26, 1996) and $180.8 million for Fiscal 1995. Net earnings from discontinued operations were $9.2 million (through January 26, 1996) and $14.0 million for Fiscal 1995.

      Effective February 25, 1996, the Company completed the transfer of Harco, Inc. to Banner in exchange for 5,386,477 shares of Banner common stock. The exchange increased the Company's ownership of Banner common stock from approximately 47.2% to 59.3%, resulting in the Company becoming the majority shareholder of Banner. Accordingly, the Company has consolidated the results of Banner since February 25, 1996. In June 1997, the Company purchased $28.0 million of newly issued Series A Convertible Paid-in-Kind Preferred Stock of Banner.

RESULTS OF OPERATIONS

      The  Company  currently reports in two principal  business  segments:
Aerospace Fasteners and Aerospace Distribution. The results of Gas Springs and SBC are included in Corporate and Other. The following table illustrates the historical sales and operating income of the Company's operations for the past three years.

(In thousands)                 For the years ended June 30,
                                1996     1997       1998
 Sales by Segment:
   Aerospace Fasteners        $218,059  $269,026  $387,236
   Aerospace Distribution (a)  129,973   411,765   358,431
   Corporate and Other           7,046    15,185     5,760
   Eliminations (b)             (5,842)  (15,213)  (10,251)
 Total Sales                  $349,236  $680,763  $741,176

 Operating Income (Loss) by Segment:
   Aerospace Fasteners (c)    $    135  $ 17,390  $ 32,722
   Aerospace Distribution (a)    5,625    30,891    20,330
   Corporate and Other         (17,046)  (14,782)   (7,609)
 Total Operating Income (Loss)$(11,286) $ 33,499  $ 45,443

(a) Effective February 25, 1996, the Company became the majority shareholder of Banner Aerospace, Inc. and, accordingly, began consolidating their results as of that date.
(b) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.
(c)  Includes restructuring charges of $2.3 million in Fiscal 1996.

      The following unaudited pro forma table illustrates sales and operating income of the Company's operations by segment, on a pro forma basis, as if the Company had operated in a consistent manner for the past three years ended June 30, 1996, 1997 and 1998. The pro forma results are based on the historical financial statements of the Company and Banner as though the Banner Hardware Group Disposition and consolidation of Banner had been in effect since the beginning of each period. The pro forma information is not necessarily indicative of the results of operations that would actually have occurred if the transactions had been in effect since the beginning of each period, nor is it necessarily indicative of future results of the Company.

                               For the years ended June 30,
                                1996     1997       1998
 Sales by Segment:
   Aerospace Fasteners (a)    $197,099  $269,026  $387,236
   Aerospace Distribution      144,996   178,412   227,279
   Corporate and Other           4,799     5,118     5,760
   Eliminations                       -      (29)         -
 Total Sales                  $346,894  $452,527  $620,275

 Operating Income (Loss) by
Segment:
   Aerospace Fasteners        $ (2,639) $ 17,390  $ 32,722
   Aerospace Distribution        4,881     9,739     9,740
   Corporate and Other         (15,731)  (15,950)   (7,609)
 Total Operating Income
(Loss)                        $(13,489) $ 11,179  $ 34,853

(a)   Fiscal  1998 results include comparable sales of approximately  $59.2 million and operating income of approximately $10.0 million provided from companies acquired in Fiscal 1997 and 1998.

Consolidated Results

      Net sales of $741.2 million in 1998 increased by $60.4 million, or 8.9%, compared to sales of $680.8 million in 1997. Sales growth was stimulated by the resurgent commercial aerospace industry and business acquisitions over the past 18 months, partially offset by the loss of revenues as a result of the Banner Hardware Group Disposition. Approximately 15.8% of the 1998 sales growth was stimulated by the resurgent commercial aerospace industry. Recent acquisitions contributed approximately 8.7% to the sales growth, while dispositions decreased growth by approximately 15.0%. Net sales of $680.8 million in 1997 significantly improved by $331.5 million, or 94.9%, compared to net sales of $349.2 million in 1996. Sales growth was stimulated by the improved commercial aerospace industry, together with the effects of several strategic business acquisitions. On a pro forma basis, net sales increased 30.5% and 37.1% in 1997 and 1998, respectively, as compared to the previous Fiscal periods.

      Gross Margin as a percentage of sales was 21.2%, 26.6% and 25.2% in 1996, 1997, and 1998, respectively. Decreased margins in the Fiscal 1998 period was attributable to a change in product mix in the Aerospace Distribution segment as a result of the Banner Hardware Group Disposition. Partially offsetting overall lower margins were improved margins within the Aerospace Fasteners segment, resulting from efficiencies associated with increased production, improved skills of the work force, and reduction in the payment of overtime. The increase in 1997 was attributable to higher revenues combined with continued productivity improvements achieved during Fiscal 1997.

     Selling, General & Administrative expense as a percentage of sales was 22.7%, 21.0%, and 19.1% in Fiscal 1996, 1997, and 1998, respectively. The improvement in Fiscal 1998 was attributable primarily to administrative efficiencies allowed by increased sales. The improvement in Fiscal 1997 was also positively affected by administrative efficiencies allowed by increased sales and also benefited from the positive results obtained from restructuring and downsizing programs put in place prior periods.

      Other income increased $6.5 million in 1998 as compared to 1997, due primarily to the sale of air rights over a portion of the property the Company owns and is developing in Farmingdale, New York.

       Operating income of $45.4 million in Fiscal 1998 increased $11.9 million, or 35.7%, compared to operating income of $33.5 million in Fiscal 1997. The increase in operating income was due primarily to the improved results in the Company's Aerospace Fasteners segment. Operating income of $33.5 million in Fiscal 1997 increased $44.8 million compared to operating loss of $11.3 million in Fiscal 1996. The Fiscal 1997 increase in operating income was due primarily to growth in sales and increased operational efficiencies. On a pro forma basis, operating income increased $23.7 million in Fiscal 1998, compared to Fiscal 1997, and $24.7 million in Fiscal 1997, compared to Fiscal 1996.

     Net interest expense decreased 10.4% in Fiscal 1998 compared to Fiscal 1997, and decreased 15.5% in Fiscal 1997 compared to Fiscal 1996. The decreases were due to a series of transactions that significantly reduced the Company's total debt. (See Recent Developments and Significant Business Combinations in this section).

      Investment income (loss), net, was $4.6 million, $6.7 million, and $(3.4) million in 1996, 1997, and 1998, respectively. The $10.1 decrease in 1998 was due to recognition of unrealized losses on the fair market adjustments of investments previously classified as trading securities in the Fiscal 1998 periods while recording unrealized gains from trading securities in the Fiscal 1997 periods. Unrealized holding gains (losses) on available-for-sale investments are marked to market value through stockholders' equity and reported separately as part of comprehensive income (see discussion below). The 45.4% increase in Fiscal 1997 was due primarily to gains realized from the sale of investments in Fiscal 1997.

     Nonrecurring income of $124.0 million in 1998 resulted from the Banner Hardware Group Disposition. Nonrecurring income in 1997 includes the $2.5 million gain from the sale of SBC.

      An income tax provision of $48.7 million in the first nine months of Fiscal 1998 represented a 39.4% effective tax rate on pre-tax earnings from continuing operations (excluding equity in earnings of affiliates and minority interest) of $123.4 million. The tax provision was slightly higher than the statutory rate because of goodwill associated with the Banner Hardware Group Disposition, which is not deductible for tax purposes. Income taxes included a $5.7 million tax benefit in Fiscal 1997 on a pre-tax loss of $7.1 million from continuing operations. The tax benefit was due primarily to reversing Federal income taxes previously provided due to a change in the estimate of the required tax accruals. In Fiscal 1996, the tax benefit from the loss from continuing operations was $29.8 million.

      Equity in earnings of affiliates decreased $0.6 million in 1998, compared to 1997, and $0.2 million in 1997, compared to 1996. The current year's decrease is attributable to losses recorded by small start-up ventures. The prior year's decrease was attributable to the lower earnings of Nacanco.

      Minority interest increased by $22.8 million in Fiscal 1998 as a result of the $124.0 million nonrecurring pre-tax gain recognized from the Banner Hardware Group Disposition.

      Included in earnings (loss) from discontinued operations are the results of Fairchild Technologies ("Technologies") through January 1998, the Company's equity in earnings of STFI prior to the STFI Merger, and the results of FCS, DME and Data in Fiscal 1996. Losses increased in Fiscal 1998 as a result of increased losses recorded at Technologies and lower equity earnings contributed by STFI (See Note 4 to the Company's Consolidated Financial Statements).

      In 1998, the Company recorded a $96.0 million gain, net of tax, on disposal of discontinued operations, from the proceeds received from the STFI Merger. Offsetting this gain was an after-tax charge of $36.2 million the Company recorded in connection with the adoption of a formal plan to enhance the opportunities for disposition of Technologies. Included in this charge was (i) $28.2 million (net of an income tax benefit of $11.8 million) relating to the net losses of Technologies since the measurement date, including the write down of assets for impairment to estimated realizable value; and (ii) $8.0 million (net of an income tax benefit of $4.8 million) relating to a provision for operating losses over the next seven months at Technologies. The Company's results are affected by the operations of Technologies, which may fluctuate because of industry cyclicality, the volume and timing of orders, the timing of new product shipments, customers' capital spending, and pricing changes by Technologies and its competition. Technologies has experienced a reduction of its backlog, and margin compression during the past year, which combined with the existing cost base, is likely to impact future earnings from Technologies. While the Company believes that $36.1 million is a reasonable charge for the expected losses in connection with the disposition of Technologies, there can be no assurance that this estimate is adequate. In Fiscal 1996, the Company recorded a $54.0 million gain on disposal of discontinued operations resulting from the sale of DME to CMI and a $163.1 million nontaxable gain resulting from the Merger.

     In 1998, the Company recognized an extraordinary loss of $6.7 million, net of tax, to write-off the remaining deferred loan fees and original issue discounts associated with early extinguishment of the Company's indebtedness pursuant to the Public Debt Repayment and refinancing of the FHC and RHI Credit Agreement facilities. In 1996, the Company recognized an extraordinary loss of $10.4 million, net of tax, as a result of premiums paid, redemption costs, consent fees, and the write off of deferred loan fees associated with the Senior Notes and bank debt extinguished prior to maturity.

      Net earnings of $101.1 million in 1998, improved by $99.8 million, compared to the $1.3 million net earnings recorded in 1997. This improvement is attributable to a $11.9 million increase in operating income, a $124.0 million non-recurring gain from the Banner Hardware Group Disposition, and the $59.7 million net gain on the disposal of discontinued operations. Partially offsetting this increase was a $54.4 million increase in the income tax provision, a $22.8 million change in minority interest, a $10.0 decrease in investment income, and the $6.7 million extraordinary loss. Net earnings in 1997 improved $28.3 million, compared to 1996, after excluding the $216.7 million net gain on disposal of discontinued operations in 1996. The 1997 increase reflected a $44.8 million improvement in operating profit.

     Comprehensive income includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available-for-sale investment securities. The fair market value of unrealized holding securities increased $20.6 million in 1998, primarily as a result of an increase in the value of AlliedSignal common stock which was received from the Banner Hardware Group Disposition.

Segment Results

Aerospace Fasteners Segment

      Sales in the Aerospace Fasteners segment increased by $118.2 million to $387.2 million, up 43.9% in Fiscal 1998, compared to Fiscal 1997, reflecting significant growth in the commercial aerospace industry combined with the effect of acquisitions. New orders have continued to be strong resulting in a backlog of $209 million at June 30, 1998, up from $196 million at June 30, 1997. Excluding sales contributed by acquisitions, sales increased approximately 21.9% in Fiscal 1998 compared to the prior year. Sales in the Aerospace Fasteners segment increased by $51.0 million to $269.0 million, up 23.4% in Fiscal 1997, compared to the Fiscal 1996 period, reflecting significant growth in the commercial aerospace industry, combined with the Simmonds acquisition. On a pro forma basis, sales increased 43.9% in Fiscal 1998, compared to Fiscal 1997 and 36.5% in Fiscal 1997, compared to Fiscal 1996.

      Operating income improved by $15.3 million, or 88.2%, in Fiscal 1998, compared to Fiscal 1997. Acquisitions and marketing changes were contributors to this improvement. Excluding the results provided by acquisitions, operating income increased by approximately 30.8% in Fiscal 1998, compared to the same period in the prior year. The Company anticipates that manufacturing and productivity efficiencies will further improve operating income in the coming months. Operating income improved from breakeven to $17.4 million during Fiscal 1997, compared to Fiscal 1996. This improvement was achieved as a result of accelerated growth in the commercial aerospace industry, particularly in the second half of the year. Certain efficiencies achieved during Fiscal 1997 continued to have positive effects on operating income. On a pro forma basis, operating income increased $15.3 million in Fiscal 1998, as compared to Fiscal 1997, and $20.0 million in Fiscal 1997, as compared to Fiscal 1996.

     The Company believes that the demand for aerospace fasteners in Fiscal 1999 will remain relatively high, given the forecasted build rates for new aircraft. The Company anticipates that order rates may level off in late calendar 1998. However, production volume should remain at a respectable level and production efficiency improvements should allow the Company to generate an increase in profits.

Aerospace Distribution Segment

      Sales in the Aerospace Distribution segment decreased by $53.3 million, or 13.0% in Fiscal 1998, compared to Fiscal 1997. The exclusion of six months' revenues as a result of the Banner Hardware Group Disposition was primarily responsible for the decrease in the current year, in which sales otherwise reflected a robust aerospace industry. Sales increased $281.8 million from reporting twelve months of activity in Fiscal 1997 versus four months of activity in Fiscal 1996, when the Company became the majority shareholder of Banner and, accordingly, began consolidating their results. On a twelve-month pro forma basis, sales increased $48.9 million, or 27.4%, in Fiscal 1998 compared to Fiscal 1997, and $33.4 million, or 23.0%, in Fiscal 1997 compared to Fiscal 1996.

      Operating income decreased $10.6 million in Fiscal 1998, compared to Fiscal 1997, due to the Banner Hardware Group Disposition. Operating income increased $25.3 million in 1997, compared to 1996, as a result of including only four months of activity after consolidation of Banner in 1996. On a twelve-month pro forma basis, operating income was stable in Fiscal 1998 compared to Fiscal 1997, and increased $4.9 million, or 99.5%, in Fiscal 1997 compared to Fiscal 1996.

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

Corporate and Other

      The Corporate and Other classification includes the Gas Springs Division and corporate activities. The results of SBC, which was sold at Fiscal 1997 year-end, are included in the prior period results. The group reported a decrease in sales of $9.4 million, in 1998, as compared to 1997, due to the exclusion of SBC's results in the current year. Sales increased in 1997 as a result of improved results contributed by SBC. The operating loss decreased by $7.2 million in 1998, compared to Fiscal 1997, as a result of an increase in other income and a decrease in legal expenses. Over the past three years, corporate administrative expense as a percentage of sales has decreased from 4.5% in 1996 to 2.8% in 1997 to 2.2% in 1998.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Total capitalization as of June 30, 1998 and 1997 amounted to $789.6 million and $696.7 million, respectively. The changes in capitalization included a decrease in debt of $148.2 million and an increase in equity of $241.1 million. The decrease in debt was primarily the result of the Refinancing and repayment of outstanding term loans with approximately $194 million of AlliedSignal Inc. common stock received from the Banner Hardware Group Disposition, partially offset by additional borrowings. The increase in equity was due to (i) Fiscal 1998 net income of $101.1 million, (ii) $53.3 million in net proceeds received from the Offering, (iii) $64.5 million of Class A Common Stock issued in connection with the Exchange Offering and the Special-T acquisition, and (iv) the $20.6 million net unrealized gain recorded on the appreciation of available-for-sale securities.

      The Company maintains a portfolio of investments classified as available-for-sale securities, which had a fair market value of $238.2 million at June 30, 1998. Although the market value of these investments appreciated $20.6 million in Fiscal 1998, there is risk associated with market fluctuations inherent to stock investments. Additionally, because the Company's portfolio is small and predominately consists of a large position in AlliedSignal common stock, large swings in the value of the portfolio should be expected.

      Net cash used by operating activities for the Fiscal 1998 and 1997 amounted to $102.5 million and $100.1 million, respectively. The primary use of cash for operating activities in Fiscal 1998 was an increase in inventories from continuing operations of $54.9 million. The primary use of cash for operating activities in fiscal 1997 was an increase in accounts receivable of $48.7 million and inventories of $36.9 million which was mainly to support the Company's sales growth.

      Net cash provided from investing activities for Fiscal 1998 and 1997 amounted to $60.9 million and $80.0 million, respectively. In Fiscal 1998, the sale of discontinued operations, including the STFI Disposition provided the primary source of cash from investing activities amounting to $168.0 million, which was slightly offset by the acquisition of subsidiaries in the amount of $32.8 million. In Fiscal 1997, the primary source of cash from investing activities was the sale of discontinued operations, including DME, of $173.7 million, which was slightly offset by the acquisition of subsidiaries in the amount of $55.9 million.

      Net cash provided by (used for) financing activities for the Fiscal 1998 and 1997 amounted to $74.1 million and $(1.5) million, respectively. Cash provided by financing activities in fiscal 1998 included the issuance $53.8 million of stock from the Offering and $275.5 million from the issuance of additional debt partially offset by the repayment of debt and the repurchase of debentures of $258.0 million. The primary use of cash for financing activities in Fiscal 1997 was cash used for the repayment of debt and the repurchase of debentures of $155.6 million offset by proceeds from the issuance of additional debt of $154.3 million.

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

     With the proceeds of the Offering, borrowings under the Facility and a portion of the after tax proceeds the Company received from the STFI Merger, the Company refinanced substantially all of its existing indebtedness (other than indebtedness at Banner), consisting of the 11 7/8% Senior Debentures due 1999, the 12% Intermediate Debentures due 2001, the 13 1/8% Subordinated Debentures due 2006, the 13% Junior Subordinated debentures due 2007 and its existing bank indebtedness. The Refinancing reduced the Company's total net indebtedness by approximately $132 million and reduced the Company's annual interest expense, on a pro forma basis, by approximately $21 million. The completion of the STFI Merger reduced the Company's annual interest expense by approximately $3 million. In addition, a portion of the proceeds from the Banner Hardware Group Disposition were used to repay all of Banner's outstanding bank indebtedness, which further reduced the Company's annual interest expense.

      For the Company's fiscal years 1996, 1997, and 1998, Technologies had pre-tax operating losses of approximately $1.5 million, $3.6 million, and $48.7 million, respectively. In addition, as a result of the downturn in the Asian markets, Technologies has experienced delivery deferrals, reduction in new orders, lower margins and increased price competition. In response, in February 1998, the Company adopted a formal plan to enhance the opportunities for the disposition of Technologies, while improving the ability of Technologies to operate more efficiently. The plan includes a reduction in production capacity, work force, and the pursuit of potential vertical and horizontal integration with peers and competitors of the two divisions that constitute Technologies, or the inclusion of those divisions in a spin-off. If the Company elects to include Technologies in a spin-off, the Company believes that it would be required to contribute substantial additional resources to allow Technologies the liquidity necessary to sustain and grow both the Fairchild Technologies' operating divisions.

      The Company is considering a transaction designed to separate the aerospace fasteners business of the Company from the aerospace distribution and other businesses of the Company. The transaction would consist of distributing (the "Spin-Off") to its shareholders all of the stock of a subsidiary to be formed ("Spin-Co"), consisting of the Company's aerospace fasteners segment. The Spin-Off would result in the formation of two publicly traded companies, each of which would be able to pursue an independent strategic path. The Company believes this separation would offer both companies the opportunity to pursue strategic objectives appropriate to different businesses and to create targeted incentives for their management and key employees. In addition, the Spin-Off would be expected to offer each entity greater financial flexibility in their respective capital raising strategies.

      The Company has conditioned the Spin-Off distribution upon, among other things, (i) approval of the Spin-Off by the Company's shareholders;
(ii) receiving confirmation that the distribution will qualify as a tax-free transaction under Section 355 of the Internal Revenue Code of 1986, as amended; (iii) the transfer of assets and liabilities contemplated by an agreement to be entered into between the Company and Spin-Co having been consummated in all material respects; (iv) the Spin-Co Class A Common Stock having been approved for listing on the New York Stock Exchange; (v) a Form 10 registration statement with respect to Spin-Co Class A Common Stock becoming effective under the Securities Exchange Act of 1934, as amended; and (vi) receipt of a satisfactory solvency opinion for each entity. Although the Company's ability to effect the Spin-Off is uncertain, the Company may effect the Spin-Off as soon as it is reasonably practicable following receipt of the aforementioned items relating to Spin-Co and all necessary governmental and third party approvals. In order to effect the Spin-Off, approval is required from the board of directors of the Company. The composition of the assets and liabilities to be included in Spin-Co, and accordingly the ability of the Company to consummate the Spin-Off, is contingent, among other things, on obtaining consents and waivers under the Company's New Credit Facility. In addition, the Company may encounter unexpected delays in effecting the Spin-Off, and the Company can make no assurance as to the timing thereof. In addition, prior to the consummation of the Spin-Off, the Company may sell, restructure or otherwise change the assets and liabilities that will be in Spin-Co, or for other reasons elect not to consummate the Spin-Off. Because circumstances may change and because provisions of the Internal Revenue Code of 1986, as amended, may be further amended from time to time, the Company may, depending on various factors, restructure or delay the timing of the Spin-Off to minimize the tax consequences thereof to the Company and its shareholders. Consequently, there can be no assurance that the Spin-Off will ever occur.

Year 2000

      As the end of the century nears, there is a widespread concern that many existing computer programs that use only the last two digits to refer to a year will not properly recognize a year that begins with the digits "20" instead of "19." If not corrected, many computer applications could fail, create erroneous results, or cause unanticipated systems failures, among other problems. The Company has begun to take appropriate measures to ensure that its information processing systems, embedded technology and other infrastructure will be ready for the Year 2000.

      The Company has retained both technical review and modification consultants to help it assess its Year 2000 readiness. Working with these consultants and other advisors, the Company has formulated a plan to address Year 2000 issues. Under this plan, the Company's systems are being modified or replaced, or will be modified or replaced, as necessary, to render them, as far as possible, Year 2000 ready. Substantially all of the material systems within the Aerospace Fasteners segment are currently Year 2000 ready. Within the Aerospace Distribution segment and at Fairchild
Technologies, the Company intends to replace and upgrade a number of important systems that are not Year 2000 compliant, and is assessing the extent to which current product inventories may include embedded technology that is not Year 2000 ready. The Company expects to complete initial testing of its most critical information technology and related systems by June 30, 1999, and anticipates that it will complete its Year 2000 preparations by October 31, 1999. The Company could be subject to liability to customers and other third parties if its systems are not Year 2000 compliant, resulting in possible legal actions for breach of contract, breach or warranty, misrepresentation, unlawful trade practices and other harm.

     In addition, the Company is continually attempting to assess the level of Year 2000 preparedness of its key suppliers, distributors, customers and service providers. To this end, the Company has sent, and will continue to send, letters, questionnaires and surveys to its significant business partners inquiring about their Year 2000 efforts. If a significant business partner of the Company fails to be Year 2000 compliant, the Company could suffer a material loss of business or incur material expenses.

      The Company is also developing and evaluating contingency plans to deal with events affecting the Company or one of its business partners arising from significant Year 2000 problems. These contingency plans include identifying alternative suppliers, distribution networks and service providers.

      Although the Company's Year 2000 assessment, implementation and contingency planning is not yet complete, the Company does not now believe that Year 2000 issues will materially affect its business, results of operations or financial condition. However, the Company's Year 2000 efforts may not be successful in every respect. To date, the Company has incurred approximately $0.3 million in costs that are directly attributable to addressing Year 2000 issues. Management currently estimates that the Company will incur between $2.0 million and $3.0 million in additional costs during the next 18 months relating to the Year 2000 problem.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report certain information about its reportable operating segments in annual and interim financial reports. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS 131 in Fiscal 1999.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS 132") "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises and improves the effectiveness of current note disclosure requirements for employers' pensions and other retiree benefits by requiring additional information to facilitate financial analysis and eliminating certain disclosures which are no longer useful. SFAS 132 does not address recognition or measurement issues. The Company will adopt SFAS 132 in Fiscal 1999.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists, if any. Changes in the fair value of hedges that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in earnings. Most of the general qualifying criteria for hedge accounting under SFAS 133 were derived from, and are similar to, the existing qualifying criteria in SFAS 80 "Accounting for Futures Contracts." SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. The Company will adopt SFAS 133 in Fiscal 1999 and is currently evaluating the financial statement impact.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and the report of the Company's independent public accountants with respect thereto, are set forth below.



                                                                        Page

Report of Independent Public Accountants                                28

Consolidated Balance Sheets as of June 30, 1997 and 1998                29

Consolidated Statements of Earnings For Each of The Three Years Ended
June 30, 1996, 1997, and 1998                                           31

Consolidated Statements of Stockholders' Equity For Each of The Three
Years Ended June 30, 1996, 1997, and 1998                               33

Consolidated  Statements of Cash Flows For Each of  The  Three  Years
Ended June 30, 1996, 1997, and 1998                                     34

Notes to Consolidated Financial Statements                              35

Supplementary information regarding "Quarterly Financial Data (Unaudited)" is set forth under Item 8 in Note 22 to Consolidated Financial Statements.


                 Report of Independent Public Accountants



To The Fairchild Corporation:

      We have audited the accompanying consolidated balance sheets of The Fairchild Corporation (a Delaware corporation) and consolidated subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Nacanco Paketleme (see Note 7), the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Nacanco Paketleme represents 2 percent of total assets as of June 30, 1998 and 1997, and the equity in its net income represents 17 percent, 257 percent, and 9 percent of earnings from continuing operations. The statements of Nacanco Paketleme were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Nacanco Paketleme, is based on the report of other auditors.

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

      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation and consolidated subsidiaries as of June 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, 1997 and 1998, in conformity with generally accepted accounting principles.


                                              Arthur Andersen LLP

Washington, D.C.
September 22, 1998

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)



                   ASSETS                     June 30, June 30,
                                                1997     1998
CURRENT ASSETS:
Cash and cash equivalents, $4,839 and $746
restricted                                    $ 19,420 $ 49,601
Short-term investments                          25,647    3,962
Accounts receivable-trade, less allowances of  151,361  120,284
$6,905 and $5,655
Inventories:
   Finished goods                              292,441  187,205
   Work-in-process                              20,357   20,642
   Raw materials                                10,567    9,635
                                               323,365  217,482
Net current assets of discontinued operations   17,884   11,613
Prepaid expenses and other current assets       34,490   53,081
Total Current Assets                           572,167  456,023

Property, plant and equipment, net of
accumulated
  depreciation of $131,646 and $82,968         121,918  118,963
Net assets held for sale                        26,147   23,789
Net noncurrent assets of discontinued           14,495    8,541
operations
Cost in excess of net assets acquired
(Goodwill), less
  accumulated amortization of $36,672 and      154,129  168,307
$42,079
Investments and advances, affiliated            55,678   27,568
companies
Prepaid pension assets                          59,742   61,643
Deferred loan costs                              9,252    6,362
Long-term investments                            4,120  235,435
Other assets                                    35,018   50,628
TOTAL ASSETS                                $1,052,666 $1,157,259










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY      June 30, June 30,
                                                1997     1998
CURRENT LIABILITIES:
Bank notes payable and current maturities of
long-term debt                                $ 47,322 $ 20,665
Accounts payable                                75,522   53,859
Accrued liabilities:
    Salaries, wages and commissions             17,138   23,613
    Employee benefit plan costs                  1,764    1,463
    Insurance                                   15,021   12,575
    Interest                                    11,213    2,303
    Other accrued liabilities                   52,182   52,789
                                                97,318   92,743
Income taxes                                     5,863   28,311
Total Current Liabilities                      226,025  195,578

LONG-TERM LIABILITES:
Long-term debt, less current maturities        416,922  295,402
Other long-term liabilities                     23,622   23,767
Retiree health care liabilities                 43,351   42,103
Noncurrent income taxes                         42,013   95,176
Minority interest in subsidiaries               68,309   31,674
TOTAL LIABILITIES                              820,242  683,700

STOCKHOLDERS' EQUITY:
Class A common stock, 10 cents par value;
authorized 40,000,000
  shares, 26,678,561 (20,233,879 in 1997)
shares issued and
  20,428,591 (13,992,283 in 1997) shares         2,023    2,667
outstanding
Class B common stock, 10 cents par value;
authorized 20,000,000
  shares, 2,624,716 (2,632,516 in 1997)            263      263
shares issued and outstanding
Paid-in capital                                 71,015  195,112
Retained earnings                              209,949  311,039
Cumulative other comprehensive income              893   16,386
Treasury Stock, at cost, 6,249,970 (6,241,596
in 1997) shares
  of Class A common stock                     (51,719) (51,908)
TOTAL STOCKHOLDERS' EQUITY                     232,424  473,559
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                            $1,052,666 $1,157,259


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except per share data)

                                   For the Years Ended June 30,
                                     1996     1997     1998
REVENUE:
   Net sales                      $349,236  $680,763  $741,176
   Other income, net                   300        28     6,508
                                   349,536   680,791   747,684
 COSTS AND EXPENSES:
     Cost of goods sold            275,135   499,419   554,670
     Selling, general &
administrative                      79,295   142,959   141,930
     Research and development           94       100       172
     Amortization of goodwill        3,979     4,814     5,469
     Restructuring                   2,319      -         -
                                   360,822   647,292   702,241
 OPERATING INCOME (LOSS)           (11,286)   33,499    45,443
 Interest expense                   64,521    52,376    46,007
 Interest income                    (8,062)   (4,695)   (3,292)
 Net interest expense               56,459    47,681    42,715
 Investment income (loss), net       4,575     6,651    (3,362)
 Non-recurring income (loss)        (1,724)    2,528   124,028
 Earnings (loss) from continuing
operations before taxes            (64,894)   (5,003)  123,394
 Income tax (provision) benefit     29,839     5,735   (48,659)
 Equity in earnings of affiliates,
net                                  4,821     4,598     3,956
 Minority interest, net             (1,952)   (3,514)  (26,292)
 Earnings (loss) from continuing
operations                         (32,186)    1,816    52,399
 Earnings (loss) from discontinued
operations, net                     15,612      (485)   (4,296)
 Gain on disposal of discontinued
operations, net                    216,716       -      59,717
 Earnings (loss) before            200,142     1,331   107,820
extraordinary items
 Extraordinary items, net
                                   (10,436)       -     (6,730)
NET EARNINGS (LOSS)               $189,706   $ 1,331  $101,090
 Other comprehensive income, net
of tax:
 Foreign currency translation
adjustments                          (606)   (1,514)   (5,140)
 Unrealized holding gains (losses)
on securities arising                   -        74    20,633
    During the period
 Other comprehensive income (loss)    (606)  (1,440)   15,493
 COMPREHENSIVE INCOME (LOSS)      $189,100  $  (109) $116,583




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except per share data)


                                   For the Years Ended June 30,
                                     1996   1997   1998
BASIC EARNINGS PER SHARE:
Earnings (loss) from continuing
operations                         $(1.98)  $0.11   $2.78
Earnings (loss) from discontinued
operations, net                       0.96  (0.03)  (0.23)
Gain on disposal of discontinued
operations, net                      13.37      -    3.17
Extraordinary items, net
                                    (0.64)      -  (0.36)
NET EARNINGS (LOSS)                $(0.64)  $0.08  $5.36
 Other comprehensive income, net
of tax:
 Foreign currency translation
adjustments                        $(0.04) $(0.09) $(0.27)
 Unrealized holding gains (losses)
on securities arising during the         -      -    1.10
period
 Other comprehensive income
                                    (0.04) (0.09)    0.83
 COMPREHENSIVE INCOME (LOSS)       $11.67 $(0.01)   $6.19

DILUTED EARNINGS PER SHARE:
Earnings (loss) from continuing
operations                         $(1.98)  $0.11   $2.66
Earnings (loss) from discontinued
operations, net                       0.96 (0.03)  (0.22)
Gain on disposal of discontinued
operations, net                      13.37      -    3.04
Extraordinary items, net
                                    (0.64)      -  (0.34)
NET EARNINGS (LOSS)
                                    $11.71  $0.08   $5.14
 Other comprehensive income, net
of tax:
 Foreign currency translation
adjustments                        $(0.04) $(0.09)  $(0.26)
 Unrealized holding gains (losses)
on securities arising during the         -      -    1.05
period
 Other comprehensive income
                                    (0.04) (0.09)    0.79
 COMPREHENSIVE INCOME (LOSS)       $11.67 $(0.01)   $5.93
Weighted average shares
outstanding:
  Basic                             16,206 16,539  18,834
  Diluted                           16,206 17,321  19,669









The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (In thousands)

                                                            Cumulativ
                                                                e
                           Class Class                         Other
                             A     B
                           CommonCommon Paid-  Retain Treas Comprehen
                                          in     ed    ury    sive
                           Stock Stock Capital Earnings Stock  Income   Total
 Balance, July 1, 1995  $1,965  $ 270 $67,011 $18,912 $(51,719) $2,939 39,378
 Net earnings               -     -      -    189,706   -       -     189,706                                  06
 Foreign currency
translation adjustments      -     -      -      -      -         (606) (606)
 Fair market value of
stock warrants issued        -     -     1,148   -      -       -      1,148
 Proceeds received from
options exercised            28    -     1,481   -      -       -      1,509
 Exchange of Class B for
Class A
    common stock
                               7    (7)   -      -      -       -         -
 Retirement of preferred
stock of subsidiary          -     -     (274)   -      -       -     (274)
 Balance, June 30, 1996
                           2,000    263 69,366 208,618 (51,719)  2,333 230,861
 Net earnings
                             -     -      -     1,331   -       -     1,331
 Foreign currency
translation adjustments      -     -      -      -      -     (1,514) (1,514)
 Fair market value of
stock warrants issued        -     -       546   -      -       -       546
 Proceeds received from
options
   exercised (234,935
shares)                       23   -     1,103   -      -       -     1,126
 Exchange of Class B for
Class A
 Common stock (1,188
shares)                      -     -      -      -      -       -         -
 Net unrealized holding
gain on
 Available-for-sale
securities                   -     -      -      -      -      74        74
 Balance, June 30, 1997
                           2,023   263 71,015 209,949 (51,719) 893    232,424
 Net earnings
                             -     -      -    101,09   -       -     101,0
                                                    0                    90
 Foreign currency
translation adjustments      -     -      -      -      -     (5,140) (5,14
                                                                         0)
 Compensation expense from
         adjusted
    terms to warrants and
options                      -     -     5,655   -      -       -     5,655
 Stock issued for Special-
T Fasteners                  108   -    21,939   -      -       -     22,04
acquisition                                                               7
 Stock issued for Exchange
Offer                        221   -    42,588   -      -       -     42,80
                                                                          9
 Equity Offering
                             300   -    53,268   -      -       -     53,56
                                                                          8
 Proceeds received from
stock options
    exercised (141,259
shares)                       10   -       652   -    (189)     -       473
 Cashless exercise of
warrants (47,283 shares)       5   -       (5)   -      -       -         -
 Exchange of Class B for
Class A
    common stock (7,800
shares)                      -     -      -      -      -       -         -
 Net unrealized holding
gain on
    available-for-sale
securities                   -     -      -      -      -      20,633 20,63
                                                                          3
Balance, June 30, 1998  $ 2,667  $263 $195,112 $311,039 $(51,908)$16,386$473,559

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                For the Twelve Months Ended
                                                   1996    1997    1998
Cash flows from operating activities:
        Net earnings                            $189,706 $ 1,331 $101,090
        Depreciation and amortization             21,045  24,307  20,036
        Accretion of discount on long-term
liabilities                                        4,686   4,963   3,766
        Net gain on the disposition of
subsidiaries                                           -       - (124,041)
        Net gain on the sale of discontinued
operations                                      (216,645)      - (132,787)
        Extraordinary items, net of cash
payments                                           4,501       -  10,347
        Provision for restructuring (excluding
cash payments of $777 in 1996)                     1,542       -       -
        (Gain) loss on sale of property, plant,
and equipment                                        (9)    (72)     246
        (Undistributed) distributed earnings of
affiliates, net                                  (3,857) (1,055)   1,725
        Minority interest                         1,952   3,514  26,292
        Change in trading securities             (5,346) (5,733)   9,275
        Change in receivables                    (5,566) (48,693)(12,846)
        Change in inventories                   (16,088) (36,868)(54,857)
        Change in other current assets           (2,989) (14,088)(26,643)
        Change in other non-current assets        3,609  (16,565)(16,562)
        Change in accounts payable, accrued
liabilities and other long-term liabilities      (37,477)  6,102  80,677
        Non-cash charges and working capital
changes of discontinued operations                11,985 (17,201) 11,789
        Net cash used for operating activities   (48,951)(100,058)(102,493)
 Cash flows from investing activities:
        Proceeds received from (used for)
investment securities, net                           265 (12,951) (7,287)
        Purchase of property, plant and
equipment                                        (5,680) (15,014) (36,029)
        Proceeds from sale of plant, property
and equipment                                         98     213     336
        Equity investment in affiliates
                                                 (2,361) (1,749) (4,343)
        Minority interest in subsidiaries
                                                 (2,817) (1,610) (26,383)
        Acquisition of subsidiaries, net of cash
acquired                                               - (55,916) (32,795)
        Net proceeds received from the sale of
discontinued operations                           71,559 173,719 167,987
        Changes in net assets held for sale
                                                   5,894     385   2,140
        Investing activities of discontinued
operations                                       (9,418) (7,102) (2,750)
        Net cash provided by investing
activities                                        57,540  79,975  60,876
 Cash flows from financing activities:
        Proceeds from issuance of debt
                                                 156,501 154,294 275,523
        Debt repayments and repurchase of
debentures, net                                 (195,420)(155,600)(258,014)
        Issuance of Class A common stock
                                                   1,509   1,126  54,041
        Financing activities of discontinued
operations                                       (2,227) (1,275)   2,538
        Net cash provided by (used for)
financing activities                             (39,637) (1,455)  74,088
    Effect of exchange rate changes on cash
                                                   (485)   1,309 (2,290)
    Net change in cash and cash equivalents
                                                 (31,533) (20,229) 30,181
    Cash and cash equivalents, beginning of the
year                                              71,182  39,649  19,420
    Cash and cash equivalents, end of the year
                                                 $39,649 $19,420 $49,601

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Corporate Structure: The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. The Company is the majority owner of Banner Aerospace, Inc., ("Banner"). RHI Holdings, Inc. ("RHI") is a direct subsidiary of the Company. RHI is the owner of 100% of Fairchild Holding Corp. ("FHC"). The Company's principal operations are conducted through FHC and Banner. The Company also holds a significant equity interest in Nacanco Paketleme ("Nacanco"). Prior to March 10, 1998, the Company held an equity interest in Shared Technologies Fairchild Inc. ("STFI"). The Company's investment in STFI resulted from a March 13, 1996 Merger of the Communications Services Segment of the Company with Shared Technologies, Inc. The merger of STFI into Intermedia Communications Inc., as discussed in Note 4, completes the disposition of the Communications Services Segment. In February 1998, the Company adopted a formal plan to dispose of its interest in the Fairchild Technologies segment. Accordingly, the Company's financial statements present the results of the Communications Services Segment, STFI and Fairchild Technologies as discontinued operations.

      Fiscal Year: The fiscal year ("Fiscal") of the Company ends June 30. All references herein to "1996", "1997", and "1998" mean the fiscal years ended June 30, 1996, 1997 and 1998, respectively.

       Consolidation Policy: The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which ownership interest range from 20 to 50 percent are accounted for using the equity method (see Note 7).

      Cash  Equivalents/Statements of Cash  Flows:   For  purposes  of  the
Statements of Cash Flows, the Company considers all highly liquid investments with original maturity dates of three months or less as cash equivalents. Total net cash disbursements (receipts) made by the Company for income taxes and interest were as follows:

                              1996     1997     1998
 Interest                    $66,716 $48,567  $52,737
 Income Taxes                  9,279  (1,926)   (987)

     Restricted Cash: On June 30, 1997 and 1998, the Company had restricted cash of $4,839 and $746, respectively, all of which is maintained as collateral for certain debt facilities. Cash investments are in short-term certificates of deposit.

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

      Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method at principal domestic aerospace fastener manufacturing operations and using the first-in, first-out ("FIFO") method elsewhere. If the FIFO inventory valuation method had been used exclusively, inventories would have been approximately $4,868 and $8,706 higher at June 30, 1997 and 1998, respectively. Inventories from continuing operations are valued as follows:

                                    June 30,   June 30,
                                      1997     1998
 First-in, first-out (FIFO)
                                    $293,469 $177,426
 Last-in, First-out (LIFO)
                                      29,896  40,056
 Total inventories
                                    $323,365 $217,482

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

                                    June 30, June 30,
                                      1997     1998
Land                               $  13,438 $ 11,694
Building and improvements             54,907   47,579
Machinery and equipment              152,430  113,669
Transportation vehicles                  864      676
Furniture and fixtures                25,401   16,362
Construction in progress               6,524   11,951
Property, plant and equipment at     253,564  201,931
cost
Less: Accumulated depreciation       131,646   82,968
Net property, plant and equipment   $121,918 $118,963

     Amortization of Goodwill: Goodwill, which represents the excess of the cost of purchased businesses over the fair value of their net assets at dates of acquisition, is being amortized on a straight-line basis over 40 years.

      Deferred Loan Costs: Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of outstanding debt, using the effective interest method. Amortization expense for these loan costs for 1996, 1997 and 1998 was $3,827, $2,847 and $2,406, respectively.

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

       Foreign Currency Translation: For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts are translated at average exchange rates for the period. The resulting translation gains and losses are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in other income and were insignificant in Fiscal 1996, 1997 and 1998.

      Research and Development: Company-sponsored research and development expenditures are expensed as incurred.

     Capitalization of interest and taxes: The Company capitalizes interest expense and property taxes relating to property being developed.

      Nonrecurring Income: Nonrecurring income of $124,028 in 1998 resulted from disposition of Banner hardware group (See Note 2). Nonrecurring income of $2,528 in 1997 resulted from the gain recorded from the sale of Fairchild Scandinavian Bellyloading Company ("SBC"), (See Note 2). Nonrecurring expense in 1996 resulted from expenses incurred in 1996 in connection with other, alternative transactions considered but not consummated.

      Stock-Based  Compensation: In Fiscal 1997,  the  Company  implemented
Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 establishes financial accounting standards for stock-based employee compensation plans and for transactions in which an entity issues equity instruments to acquire goods or services from non-employees. As permitted by SFAS 123, the Company will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, for its stock-based employee compensation plans. Fair market disclosures required by SFAS 123 are included in Note 12.

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

       Reclassifications:  Certain  amounts  in  prior   years'   financial
statements have been reclassified to conform to the 1998 presentation.

     Recently Issued Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report certain information about its reportable operating segments in annual and interim financial reports. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS 131 in Fiscal 1999.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS 132") "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises and improves the effectiveness of current note disclosure requirements for employers' pensions and other retiree benefits by requiring additional information to facilitate financial analysis and eliminating certain disclosures which are no longer useful. SFAS 132 does not address recognition or measurement issues. The Company will adopt SFAS 132 in Fiscal 1999.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists, if any. Changes in the fair value of derivative that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in earnings. Most of the general qualifying criteria for hedge accounting under SFAS 133 were derived from, and are similar to, the existing qualifying criteria in SFAS 80 "Accounting for Futures Contracts." SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. The Company will adopt SFAS 133 in Fiscal 1999 and is currently evaluating the financial statement impact.

2.  BUSINESS COMBINATIONS

      The Company has accounted for the following acquisitions by using the purchase method. The respective purchase price is assigned to the net assets acquired based on the fair value of such assets and liabilities at the respective acquisition dates.

      In December 1997, the Company acquired AS+C GmbH, Aviation Supply + Consulting ("AS&C") in a business combination accounted for as a purchase. The total cost of the acquisition was $13,245, which exceeded the fair value of the net assets of AS&C by approximately $7,350, which is preliminarily being allocated as goodwill and amortized using the straight-line method over 40 years. The Company purchased AS&C with cash borrowings. AS&C is an aerospace parts, logistics, and distribution company primarily servicing the European OEM market.

      On March 2, 1998, the Company consummated the acquisition of Edwards and Lock Management Corporation, doing business as Special-T Fasteners ("Special-T"), in a business combination to be accounted for as a purchase (the "Special-T Acquisition"). The contractual purchase price for the acquisition was valued at approximately $47,300, of which 50.1% was paid in shares of Class A Common Stock of the Company and 49.9% was paid in cash. The total cost of the acquisition exceeded the fair value of the net assets of Special-T by approximately $21,605, which amount is preliminarily being allocated as goodwill, and amortized using the straight-line method over 40 years. Special-T manages the logistics of worldwide distribution of Company manufactured precision fasteners to customers in the aerospace industry, government agencies, original equipment manufacturers ("OEM's"), and other distributors.

      In February 1997, the Company completed a transaction (the "Simmonds Acquisition") pursuant to which the Company acquired common shares and convertible debt representing an 84.2% interest, on a fully diluted basis, of Simmonds S.A. ("Simmonds"). The Company then initiated a tender offer to
purchase the remaining shares and convertible debt held by the public.   By
June  30,  1997,  the Company had purchased, or placed sufficient  cash  in escrow to purchase, all the remaining shares and convertible debt of Simmonds. The total purchase price of Simmonds, including the assumption of debt, was approximately $62,000, which the Company funded with available cash and borrowings. The Company recorded approximately $20,453 in goodwill as a result of this acquisition, which will be amortized using the straight-
line   method   over  40  years.  Simmonds  is  one  of  Europe's   leading
manufacturers and distributors of aerospace and automotive fasteners.

       On January 13, 1998, certain subsidiaries (the "Selling Subsidiaries"), of Banner, completed the disposition of substantially all of the assets and certain liabilities of the Selling Subsidiaries to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers"), in exchange for shares of AlliedSignal Inc. common stock with an aggregate value equal to $369,000 (the "Banner Hardware Group Disposition"). The purchase price received by the Selling Subsidiaries was based on the consolidated net worth as reflected on an adjusted closing date balance sheet for the assets (and liabilities) conveyed by the Selling Subsidiaries to the Buyers. The assets transferred to the Buyers consist primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other type of fasteners, and its PacAero unit. Approximately $196,000 of the common stock received from the Buyers was used to repay outstanding term loans of Banner's subsidiaries and related fees. The Company will account for its remaining investment in AlliedSignal Inc. common stock as an available-for-sale security. Banner effected the Banner Hardware Group Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Banner Hardware Group Disposition presented a unique opportunity to realize a significant return on the disposition of the hardware group. As a result of the Banner Hardware Group Disposition and the repayment of outstanding term loans, the Company recorded non-recurring income of $124,028 for the year ended June 30, 1998.

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

3.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

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

  On May 11, 1998, the Company commenced an offer to exchange (the "Exchange Offer"), for each properly tendered share of Common Stock of Banner, a number of shares of the Company's Class A Common Stock, par value $0.10 per share, equal to the quotient of $12.50 divided by $20.675 up to a maximum of 4,000,000 shares of Banner's Common Stock. The Exchange Offer expired on June 9, 1998 and 3,659,364 shares of Banner's Common Stock were validly tendered for exchange and the Company issued 2,212,361 shares Class A Common Stock to the tendering shareholders. As a result of the Exchange Offer, the Company's ownership of Banner Common Stock increased to 83.3%. The Company effected the Exchange Offer to increase its ownership of Banner to more than 80% in order for the Company to include Banner in its United States consolidated corporate income tax return.

      On June 30, 1998, the Company had $31,674 of minority interest, of which $31,665 represents Banner. Minority shareholders hold approximately 16.7% of Banner's outstanding common stock.

      In  connection  with  the Company's December 23,  1993  sale  of  its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company placed shares of Banner, with a fair market value of $5,000, in escrow to secure the Company's remaining indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released.

4.   DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE

      The Company, RHI and Fairchild Industries, Inc. ("FII"), RHI's subsidiary, entered into an Agreement and Plan of Merger dated as of
November  9,  1995  (as  amended,  the  "Merger  Agreement")  with   Shared
Technologies  Inc.  ("STI").  On March 13, 1996,  in  accordance  with  the
Merger Agreement, STI succeeded to the telecommunications systems and services business segment operated by the Company's Fairchild Communications Services Company ("FCSC").

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the surviving company renamed Shared Technologies Fairchild, Inc ("STFI"). Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by FHC, except for the assets and liabilities of FCSC, and $223,500 of FII debt and preferred stock. As a result of the Merger, the Company received shares of Common Stock and Preferred Stock of STFI representing approximately a 41% ownership interest in STFI. The Merger was structured as a reorganization under section 386(a)(1)(A) of the Internal Revenue Code of 1986, as amended. In 1996, the Company recorded a $163,130 gain from this transaction.

      On November 20, 1997, STFI entered into a merger agreement with Intermedia Communications Inc. ("Intermedia") pursuant to which holders of STFI common stock received $15.00 per share in cash (the "STFI Merger"). The Company was paid approximately $178,000 in cash (before tax and selling expenses) in exchange for the common and preferred stock of STFI owned by the Company. In the nine months ended March 29, 1998, the Company recorded a $95,960 gain, net of tax, on disposal of discontinued operations, from the proceeds received from the STFI Merger, which was completed on March 11, 1998. The results of STFI have been accounted for as discontinued operations.

      The results of FCSC and STFI have been accounted for as discontinued operations. The net sales of FCSC totaled, $91,290 in 1996. Net earnings from discontinued operations from FCSC and STFI was $7,901 $3,149, and $648 in 1996, 1997, and 1998, respectively.

      For the Company's fiscal years 1996, 1997, and 1998, Fairchild Technologies ("Technologies") had pre-tax operating losses of approximately $1.5 million, $3.6 million, and $48.7 million, respectively. In addition, as a result of the downturn in the Asian markets, Technologies has experienced delivery deferrals, reduction in new orders, lower margins and increased price competition. In response, in February, 1998 (the "measurement date"), the Company adopted a formal plan to enhance the opportunities for disposition of Technologies, while improving the ability of Technologies to operate more efficiently. The plan includes a reduction in production capacity and headcount at Technologies, and the pursuit of potential vertical and horizontal integration with peers and competitors of the two divisions that constitute Technologies, or the inclusion of those divisions in a spin-off. If the Company elects to include Technologies in a spin-off, the Company believes that it would be required to contribute substantial additional resources to allow Technologies the liquidity necessary to sustain and grow both the Fairchild Technologies' operating divisions.

      In connection with the adoption of such plan, the Company recorded an after-tax charge of $36,243 in discontinued operations in Fiscal 1998, of which, $28,243 (net of an income tax benefit of $11,772) relating to the net losses of Technologies since the measurement date, including the write down of assets for impairment to estimated realizable value; and (ii) $8,000 (net of an income tax benefit of $4,806) relating to a provision for operating losses over the next seven months at Technologies. While the Company believes that $36,243 is a reasonable charge for the expected losses in connection with the disposition of Technologies, there can be no assurance that this estimate is adequate.

     Earnings from discontinued operations for the twelve months ended June 30, 1996, 1997, and 1998 includes net losses of $1,475, $3,634 and $4,944, respectively, from Technologies until the adoption date of a formal plan on the measurement date.

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

      Accordingly, the results of DME and Data have been accounted for as discontinued operations. The combined net sales of DME and Data totaled $108,131 for 1996. Net earnings from discontinued operations was $9,186, net of $5,695 for taxes in 1996.

      Net assets held for sale at June 30, 1998, includes two parcels of real estate in California, and several other parcels of real estate located primarily throughout the continental United States, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. Also included in net assets held for sale are limited partnership interests in (i) a real estate development joint venture, and (ii) a landfill development partnership.

      Net assets held for sale are stated at the lower of cost or at estimated net realizable value, which consider anticipated sales proceeds, and other carrying costs to be incurred during the holding period. Interest is not allocated to net assets held for sale.

5.   PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

      The following unaudited pro forma information for 1996, 1997 and 1998 provides the results of the Company's operations as though (i) the disposition of the Banner Hardware Group, DME, Data, and SBC (ii) the Merger of FCSC and subsequent disposition of STFI, (iii) the transfer of Harco to Banner, resulting in the consolidation of Banner, and (iv) Exchange Offer had been in effect since the beginning of each period. The pro forma information is based on the historical financial statements of the Company, Banner, DME, FCSC and SBC, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which (i) reduce interest expense for revised debt structures, (ii) increase interest income for notes receivable, and
(iii) reduce minority interest from increased ownership in Banner and the preferred stock of a former subsidiary being redeemed.

      The following unaudited pro forma financial information is not necessarily indicative of the results of operations that actually would have occurred if the transactions had been in effect since the beginning of each period, nor is it necessarily indicative of future results of the Company.

                                             1996     1997     1998
Sales                                     $346,893 $ 452,527  $620,275
Operating income                           (13,489)   11,179    34,853
Earnings (loss) from continuing operations  (1,880)    3,616     4,628
Basic and diluted earnings (loss) from
continuing operations per share              (0.10)     0.19      0.21
Net loss
                                            (3,355)     (18)  (28,438)
Basic and diluted net loss per share
                                             (0.18)   (0.00)    (1.35)

      The pro forma financial information does not reflect nonrecurring income and gains from disposal of discontinued operations that have occurred from these transactions.

6.   INVESTMENTS

      Investments at June 30, 1998 consist primarily of common stock investments in public corporations, which are classified as available-for-sale securities. Other short-term investments and long-term investments do not have readily determinable fair values and primarily consist of investments in preferred and common stocks of private companies and limited partnerships. A summary of investments held by the Company consists of the following:

                                        June 30, 1997        June 30, 1998
                                       Aggregate          Aggregate
                                          Fair     Cost    Fair      Cost
                                          Value   Basis   Value      Basis
Short-term investments:
     Trading securities - equity         $16,094  $7,398  $     -   $     -
     Available-for-sale equity
securities                                     -       -    3,907     5,410
     Other investments                     9,553   9,553       55        55
                                         $25,647 $16,951   $3,962   $ 5,465
Long-term investments:
     Available-for-sale equity           $     - $     - $234,307  $195,993
     Other investments                     4,120   4,120    1,128     1,128
                                         $ 4,120 $ 4,120 $235,435  $197,121

      On June 30, 1998, the Company had gross unrealized holding gains from available-for-sale securities of $38,314 and gross unrealized holding losses from available-for-sale securities of $1,503.

     Investment income is summarized as follows:

                                          1996     1997   1998
Gross realized gain (loss) from sales    $(1,744)$ 1,673 $  364
 Change in unrealized holding gain
(loss) from trading securities             5,527   4,289 (5,791)
 Gross realized loss from impairments          -       -   (182)
 Dividend income                             792     689  2,247
                                          $4,575  $6,651 $(3,362)

      Subsequent to year-end, the Company's investment in AlliedSignal common stock (included in long-term available-for-sale equity securities) declined in value from $218 million at June 30, 1998 to $177 million at September 17, 1998. Also subsequent to year-end the Company sold calls on 800,000 shares of AlliedSignal common stock for approximately $1.8 million. These calls will be marked to market through current income on a monthly basis until the calls mature.

7.   INVESTMENTS AND ADVANCES, AFFILIATED COMPANIES

       The   following  table  presents  summarized  historical   financial
information   on   a  combined  100%  basis  of  the  Company's   principal
investments, which are accounted for using the equity method.

                                      1996     1997     1998
 Statement of Earnings:
     Net sales                      $295,805 $102,962 $ 90,235
     Gross profit                     89,229   39,041   32,449
     Earnings from continuing
operations                            18,289   14,812   14,780
     Net earnings                     18,289   14,812   14,780
 Balance Sheet at June 30:
     Current assets                          $ 47,546 $ 33,867
     Non-current assets                        40,878   39,898
     Total assets                              88,424   73,765
     Current liabilities                       26,218   14,558
     Non-current liabilities                      740    1,471

      The  Company owns approximately 31.9% of Nacanco common  stock.   The
Company recorded equity earnings of $5,487, $4,673, and $4,683 from this investment for 1996, 1997 and 1998, respectively.

      Effective February 25, 1996, the Company increased its percentage of ownership of Banner common stock from 47.2% to approximately 59.3%. Since February 25, 1996, the Company has consolidated Banner's results. Prior to February 25, 1996, the Company accounted for its investment in Banner using the equity method and held its investment in Banner as part of investments and advances, affiliated companies. The Company recorded equity in earnings of $363 from this investment in 1996.

      The Company's share of equity in earnings of all unconsolidated affiliates for 1996, 1997 and 1998 was $4,821, $4,598, and $3,956,
respectively. The carrying value of investments and advances, affiliated companies consists of the following:

                                      June     June
                                       30,      30,
                                      1997     1998
 Nacanco                            $ 20,504  $19,329
 STFI                                 31,978        -
 Others                                3,196    8,239
                                    $ 55,678  $27,568

      On June 30, 1998, approximately $6,103 of the Company's $473,559 consolidated retained earnings are from undistributed earnings of 50 percent or less currently owned affiliates accounted for using the equity method.

8.  NOTES PAYABLE AND LONG-TERM DEBT

      At June 30, 1997 and 1998, notes payable and long-term debt consisted of the following:

                                            June 30,  June 30,
                                              1997      1998
 Bank credit agreements                    $     100  $      -
 Other short-term notes payable               15,429    17,811
 Short-term notes payable (weighted
average interest rates of 7.8%             $  15,529  $ 17,811
   and 5.2% in 1997 and 1998,
respectively)
 Bank credit agreements                    $ 177,250  $290,800
 11 7/8% RHI Senior debentures due 1999       85,852         -
 12% Intermediate debentures due 2001        115,359         -
 13 1/8% Subordinated debentures due 2006     35,188         -
 13% Junior Subordinated debentures due
2007                                          24,834         -
 10.65% Industrial revenue bonds               1,500     1,500
 Capital lease obligations, interest from
4.4% to 10.1%                                  1,897       923
 Other notes payable, collateralized by
property, plant and
   equipment, interest from 3.0% to 10.0%      6,835     5,033

                                             448,715   298,256
 Less: Current maturities                    (31,793)   (2,854)
 Net long-term debt                         $416,922  $295,402

     The Company maintains credit agreements (the "Credit Agreements") with a consortium of banks, which provide revolving credit facilities to the Company and Banner, and a term loan to the Company (collectively the "Credit Facilities").

      On December 19, 1997, immediately following the Offering, the Company restructured its FHC and RHI Credit Agreements by entering into a new credit agreement (the "New Credit Agreement") to provide the Company with a $300,000 senior secured credit facility (the "Facility") consisting of (i) a $75,000 revolving loan with a letter of credit sub-facility of $30,000 and a $10,000 swing loan sub-facility, and (ii) a $225,000 term loan. Advances made under the Facility will generally bear interest at a rate of, at the Company's option, either (i) 2% over the Citibank N.A. base rate, or
(ii) 3% over the Eurodollar Rate ("LIBOR") for the first nine months following closing, which is subject to change based upon the Company's financial performance thereafter. The New Credit Agreement is subject to a non-use commitment fee of ??% of the aggregate unused availability for the first nine months post-closing and is subject to change based upon the Company's financial performance thereafter. Outstanding letters of credit are subject to fees equivalent to the LIBOR margin rate. A borrowing base is calculated monthly to determine the amounts available under the New Credit Agreement. The borrowing base is determined monthly based upon (i) the EBITDA of the Company's Aerospace Fastener business, as adjusted, and
(ii) specified percentages of various marketable securities and cash equivalents. The New Credit Agreement will mature on June 18, 2004. The term loan is subject to mandatory prepayment requirements and optional prepayments. The revolving loan is subject to mandatory prepayment requirements and optional commitment reductions.

      The New Credit Agreement requires the Company to comply with certain financial and non-financial loan covenants, including maintaining a minimum net worth and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the New Credit Agreement restricts annual capital expenditures to $35,000 in 1999 and $25,000 in each year thereafter. Substantially all of the Company's assets are pledged as collateral under the New Credit agreement. The New Credit Agreement restricts the payment of dividends to the Company's shareholders to an aggregate of $200 over the life of the agreement. At June 30, 1998, the Company was in compliance with all the covenants under the New Credit Agreement.

      Banner maintains a credit agreement (the "Banner Credit Agreement") which provides Banner and its subsidiaries with funds for working capital and potential acquisitions. On November 25, 1997, Banner amended its credit agreement to increase its revolving credit facility by $50,000. Immediately following this amendment, the facility under the Banner Credit Agreement consisted of (i) a $55,000 six-year term loan ("Banner Term Loan"); (ii) a $30,000 seven-year term loan ("Tranche B Loan"); (iii) a $40,000 six-year term loan ("Tranche C Loan"); and (iv) a $121,500 six-year revolving credit facility ("Banner Revolver"). On January 13, 1998, in conjunction with the Banner Hardware Group Disposition, the outstanding balances of the Banner Term Loan, Tranche B Loan and Tranche C Loan were fully repaid (See Note
2).

      Based on the Company's financial performance, the Banner Revolver bears interest at prime plus 1/4% to 1 1/2% or LIBOR plus 1 1/2% to 2 3/4% and is subject to a nonuse fee of 30 to 50 basis points of the unused availability. On June 30, 1998, Banner's performance level resulted in borrowings under the Revolver bearing interest at prime plus 1/4% and LIBOR plus 1 1/2% and a nonuse fee of 30 basis points for the quarter ending September 30, 1998. The Banner Credit Agreement contains certain financial and nonfinancial covenants which Banner is required to meet on a quarterly basis. The financial covenants include minimum net worth and minimum earnings levels, and minimum ratios of interest coverage, fixed charges and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurring of additional debt, and has restrictions which limit dividends and distributions on the capital stock of the Company to an aggregate of $150 in any fiscal year. At June 30, 1998, Banner was in compliance with all covenants under the Banner Credit Agreement. Substantially all of the Company's assets are pledged as collateral under the Banner Credit Agreement.

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

      The Company recognized an extraordinary loss of $6,730, net of $3,624 tax benefit, to write-off the remaining deferred loan fees and original issue discounts associated with the early extinguishment of the Company's indebtedness pursuant to the Public Debt Repayment and refinancing of the FHC and RHI Credit Agreement facilities.


The following table summarizes the Credit Facilities at June 30, 1998:

                                     Outstanding Outstanding
                                      Revolving   Term
                                        Credit    Loan     Available
                                     Facilities Facilities Facilities
 The Company:
     Term Loan                          $    -    $225,000  $225,000
     Revolving credit facility               -           -    75,000
 Banner Aerospace, Inc.:
     Revolving credit facility             65,800        -    121,500
 Total                                  $  65,800  $225,000  $421,500

      At June 30, 1998, the Company had letters of credit outstanding of $18,658, which were supported by a sub-facility under the Credit Facilities. At June 30, 1998, the Company had unused bank lines of credit aggregating $112,042, at interest rates slightly higher than the prime rate. The Company also has short-term lines of credit relating to foreign operations, aggregating $21,205, against which the Company owed $10,088 at June 30, 1998.

      The annual maturity of long-term debt obligations (exclusive of capital lease obligations) and bank notes payable for each of the five years following June 30, 1998, are as follows: $20,398 for 1999, $3,210 for 2000, $3,382 for 2001, $70,972 for 2002 and $107,594 for 2003.

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

     In August 1997, the Company entered into a delayed-start swap interest rate lock hedge agreement (the "FHC Hedge Agreement") to reduce its exposure to increases in interest rates on variable rate debt. In December 1997, the Company amended the FHC Hedge Agreement. On February 17, 1998, the FHC Hedge Agreement began to provide interest rate protection on $100,000 of variable rate debt for ten years, with interest being calculated based on a fixed LIBOR rate of 6.715%. On January 14, 1998, the FHC Hedge Agreement was further amended to provide interest rate protection with interest being calculated based on a fixed LIBOR rate of 6.24% from February 17, 1998 to February 17, 2003. On February 17, 2003, the bank will have a one-time option to either (i) elect to cancel the ten-year agreement; or (ii) do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008. No costs were incurred as a result of these transactions.

      The Company recognizes interest expense under the provisions of the Hedge Agreements and the Additional Hedge Agreement based on the fixed rate. The Company is exposed to credit loss in the event of non-performance by the lenders; however, such non-performance is not anticipated.

      The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                    Expected Maturity Date
                         1999   2000    2001   2002     2003  Thereafter
Interest Rate Swaps:
   Variable to Fixed       -   20,000  60,000    -       -    100,000
      Average cap rate     -    7.25%   6.81%    -       -     6.49%
      Average floor        -    5.84%   5.99%    -       -     6.24%
rate
      Weighted average     -    5.71%   5.74%    -       -     5.95%
rate
      Fair Market Value    -    (19)    (204)    -       -    (6,295)

 9.  PENSIONS AND POSTRETIREMENT BENEFITS

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

                                     1996   1997    1998
 Service cost (current period
attribution)                        $3,513  $2,521  $2,685
 Interest cost of projected benefit
obligation                          14,499  15,791  14,476
 Actual return on plan assets
                                  (39,430) (31,400) (40,049)
 Amortization of prior service cost
                                        81   (180)   (184)
 Net amortization and deferral
                                    21,495  11,157  21,228

                                       158 (2,111) (1,844)
 Net periodic pension expense
(income) for other plans             (118)     142   (108)
including foreign plans
 Net periodic pension expense
  (income)                         $   40 $(1,969) $(1,952)


     Assumptions used in accounting for the plans were:

                                     1996   1997    1998
Discount rate                        8.5%   7.75%   7.0%
Expected rate of increase in         4.5%   4.5%    4.5%
salaries
Expected long-term rate of return    9.0%   9.0%    9.0%
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

      The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 1997 and 1998, for the plans:

                                           June 30,June 30,
                                             1997    1998
Actuarial present value of benefit
obligations:
 Vested                                   $198,300 $212,837
 Nonvested                                   7,461    8,120
 Accumulated benefit obligation            205,761  220,957
 Effect of projected future compensation
increases                                      683    1,650
 Projected benefit obligation              206,444  222,607
 Plan assets at fair value                 237,480  261,097
 Plan assets in excess of projected
benefit obligations                         31,036   38,490
 Unrecognized net loss                      29,592   23,798
 Unrecognized prior service cost              (571)    (387)
 Unrecognized net transition assets           (315)    (258)
 Prepaid pension cost                      $59,742  $61,643

      Plan assets include Class A Common Stock of the Company valued at a fair market value of $26,287 and $16,167 at June 30, 1997 and 1998, respectively. Substantially all of the plan assets are invested in listed stocks and bonds.

     Postretirement Health Care Benefits

      The Company provides health care benefits for most retired employees. Postretirement health care expense from continuing operations totaled $779, $642, and $804 for 1996, 1997 and 1998, respectively. The Company accrual was approximately $34,965 and $33,062 as of June 30, 1997 and 1998, respectively, for postretirement health care benefits related to discontinued operations. This represents the cumulative discounted value of the long-term obligation and includes interest expense of $3,877, $3,349, and $3,714 for the years ended June 30, 1996, 1997 and 1998, respectively. The components of expense in Fiscal 1996, 1997 and 1998 are as follows:

                                       1996     1997    1998
 Service cost of benefits earned      $   281  $  140  $  166
 Interest cost on liabilities           4,377   3,940   3,979
 Net amortization and deferral             (2)    (89)    373
 Net periodic postretirement benefit  $  4,656 $ 3,991 $ 4,518

      A one-time credit of $3,938, resulting from the divestitures of subsidiaries, was offset by $4,361 from DME's accumulated postretirement benefit obligation for active employees, which was transferred to CMI as part of the sale. The Company recognized the net effect of $423 as an expense in 1996.

      The following table sets forth the funded status for the Company's postretirement health care benefit plans at June 30:

                                             1997    1998
Accumulated postretirement benefit
obligations:
 Retirees                                 $ 48,145  $54,654
 Fully eligible active participants            390      632
 Other active participants                   2,335    2,911
 Accumulated postretirement benefit
obligation                                  50,870   58,197
 Unrecognized prior service cost               ---    (935)
 Unrecognized net loss                       6,173   16,387
 Accrued postretirement benefit liability $ 44,697  $42,745

     In Fiscal 1998, the Company amended a former subsidiary's medical plan to increase the retiree's contribution rate to approximately 20% of the negotiated premium, resulting in a $1,003 decrease to unrecognized prior service costs.

     The accumulated postretirement benefit obligation was determined using a discount rate of 7.0%, and a health care cost trend rate of 6.7% for pre-age-65 and post-age-65 employees, respectively, gradually decreasing to 5.5% in the year 2003 and thereafter.

      Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation as of June 30, 1998, by approximately $1,666, and increase the net periodic postretirement benefit cost by approximately $129 for Fiscal 1998.

10.  INCOME TAXES

     The provision (benefit) for income taxes from continuing operations is summarized as follows:

                               1996    1997     1998
 Current:
     Federal                $(40,640)   5,612  (4,860)
     State                     1,203    1,197      500
     Foreign                  (3,805)     (49)   3,893

                            (43,242)    6,760    (467)
 Deferred:
     Federal                  17,060  (15,939)  46,092
     State                    (3,657)    3,444    3,034
                              13,403   (12,495)   49,126
 Net tax provision (benefit) $(29,839) $(5,735) $ 48,659

      The income tax provision (benefit) for continuing operations differs from that computed using the statutory Federal income tax rate of 35%, in Fiscal 1996, 1997 and 1998, for the following reasons:

                                          1996     1997    1998
 Computed statutory amount             $(22,713) $(1,751)  43,188
 State income taxes, net of applicable
federal tax benefit                          782     778    4,362
 Nondeductible acquisition valuation
items                                      1,329   1,064    1,204
 Tax on foreign earnings, net of tax
credits                                    1,711 (1,938)  (1,143)
 Difference between book and tax basis
of assets acquired and                     1,040 (1,102)    4,932
    liabilities assumed
 Revision of estimate for tax accruals
                                         (3,500) (5,335)  (3,905)
 Other
                                         (8,488)   2,549       21
 Net tax provision (benefit)           $(29,839)  (5,735)   48,659


      The following table is a summary of the significant components of the Company's deferred tax assets and liabilities, and deferred provision or benefit for the following periods:

                           1996     1997             1998
                        Deferred Deferred         Deferred
                      (Provision)(Provision)June 30,(Provision)June 30,
                         Benefit   Benefit   1997  Benefit    1998
 Deferred tax assets:
 Accrued expenses          (1,643)     504    6,440  (3,853)   2,587
 Asset basis differences    1,787   (1,492)     572   7,540    8,112
 Inventory                      -    2,198    2,198  (2,198)       -
 Employee compensation
and benefits                 (26)    (267)   5,141     (55)   5,086
 Environmental reserves     (737)  (1,253)   3,259      207   3,466
 Loss and credit
 carryforward            (23,229)  (8,796)       -        -       -
 Postretirement benefits  (1,273)      138  19,472  (1,338)  18,134
 Other                     2,186    2,079   7,598    4,506  12,104

                         (22,935)  (6,889)  44,680    4,809  49,489
 Deferred tax liabilities:
 Asset basis differences  16,602  (3,855) (26,420)  (54,012)(80,432)
 Inventory                 4,684    2,010       -    (1,546) (1,546)
 Pensions                  1,516  (1,038) (19,281)       95 (19,186)
 Other                   (13,270)   22,267 (7,240)    1,528 (5,712)
                           9,532   19,384 (52,941)  (53,935)(106,876)
 Net deferred tax
liability               $(13,403) $12,495 $(8,261) $(49,126)$(57,387)


The amounts included in the balance sheet are as follows:

                                      June    June
                                      30,     30,
                                      1997    1998
 Prepaid expenses and other current
assets:
 Current deferred                  $ 11,307   $    -
 Income taxes payable:
 Current deferred                  $ (2,735)  $34,553
 Other current                        8,598  (6,242)
                                   $  5,863   $28,311
 Noncurrent income tax liabilities:
 Noncurrent deferred               $ 22,303   $22,834
 Other noncurrent                    19,710    72,342
                                   $ 42,013   $95,176

      The 1996, 1997 and 1998 net tax benefits include the results of reversing $3,500, $5,335, and $3,905 respectively, of federal income taxes previously provided for due to a change in the estimate of required tax accruals.

      Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent the Company intends to repatriate such earnings. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently invested, or which would be offset by allowable foreign tax credits. At June 30, 1998, the amount of domestic taxes payable upon distribution of such earnings was not significant.

     In the opinion of management, adequate provision has been made for all income taxes and interest, and any liability that may arise for prior periods will not have a material effect on the financial condition or results of operations of the Company.

11.  EQUITY SECURITIES

      On December 19, 1997, the Company completed a secondary offering of public securities. The offering consisted of the issuance of 3,000,000 shares of the Company's Class A Common Stock at $20.00 per share (the "Offering").

     In accordance with the terms of the Special-T Acquisition, the Company issued 1,072,605 restricted shares of the Company's Class A Common Stock in Fiscal 1998. Additionally, the Company established an employee stock plan to issue up to 44,900 additional shares of Class A Common Stock to Special-T employees.

      On March 13, 1998, the Company issued 47,283 restricted shares of the Company's Class A Common Stock resulting from a cashless exercise of 100,000 warrants by Dunstan Ltd.

      On May 11, 1998, the Company commenced an offer to exchange (the "Exchange Offer"), for each properly tendered share of Common Stock of Banner, a number of shares of the Company's Class A Common Stock, par value $0.10 per share, equal to the quotient of $12.50 divided by $20.675 up to a maximum of 4,000,000 shares of Banner's Common Stock. The Exchange Offer expired on June 9, 1998 and approximately 3,659,364 shares of Banner's Common Stock were validly tendered for exchange and the Company issued approximately 2,212,361 shares Class A Common Stock to the tendering shareholders. As a result of the Exchange Offer, the Company's ownership of Banner Common Stock increased to 83.3%. The Company effected the Exchange Offer to increase its ownership of Banner to more than 80% in order for the Company to include Banner in its United States consolidated corporate income tax return.

      The  Company  had  20,428,591 shares of  Class  A  common  stock  and
2,624,716 shares of Class B common stock outstanding at June 30, 1998. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. Shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. Shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. In Fiscal 1998, 141,259 shares of Class A Common Stock were issued as a result of the exercise of stock options and shareholders converted 7,800 shares of Class B common stock into Class A common stock.

      During Fiscal 1998, the Company issued 36,626 deferred compensation units ("DCU's) pursuant to the Company's stock option deferral plan as a result of a cashless exercise of 45,000 stock options. Each DCU is represented by one share of the Company's Treasury Stock and is convertible into a share of the Company's Class A Common Stock after a specified period of time.

12.  STOCK OPTIONS AND WARRANTS

     Stock Options

      The Company's 1986 Non-Qualified and Incentive Stock Option Plan (the "1986 Plan"), authorizes the issuance of 4,541,000 shares of Class A Common Stock upon the exercise of stock options issued under the 1986 Plan. At the 1998 Annual Meeting, stockholders will be asked to approve an amendment to increase the number of shares authorized under the 1986 Plan to 5,141,000 shares of Class A Common Stock. The purpose of the 1986 Plan is to encourage continued employment and ownership of Class A Common Stock by officers and key employees of the Company and its subsidiaries, and provide additional incentive to promote the success of the Company. The 1986 Plan authorizes the granting of options at not less than the market value of the common stock at the time of the grant. The option price is payable in cash or, with the approval of the Company's Compensation and Stock Option Committee of the Board of Directors, in shares of common stock, valued at fair market value at the time of exercise. The options normally terminate five years from the date of grant, subject to extension of up to 10 years or for a stipulated period of time after an employee's death or termination of employment. The 1986 plan expires on April 9, 2006; however, all stock options outstanding as of April 9, 2006 shall continue to be exercisable pursuant to their terms.

      The Company's ten year 1996 Non-Employee Directors Stock Option Plan (the "1996 NED Plan") authorizes the issuance of 250,000 shares of Class A Common Stock upon the exercise of stock options issued under the 1996 NED Plan. The 1996 NED Plan authorizes the granting of options at the market value of the common stock on the date of grant. An initial stock option grant for 30,000 shares of Class A Common Stock will be made to each person who becomes a new non-employee Director, on such date, with the options to vest 25% each year from the date of grant. On the date of each annual meeting, each person elected as a non-employee Director at such meeting will be granted an option for 1,000 shares of Class A Common Stock, which will vest immediately. The exercise price is payable in cash or, with the approval of the Stock Option Committee, in shares of Class A or Class B Common Stock, valued at fair market value at the date of exercise. All options issued under the 1996 NED Plan will terminate five years from the date of grant or a stipulated period of time after a Non-Employee Director ceases to be a member of the Board. The 1996 NED Plan is designed to maintain the Company's ability to attract and retain highly qualified and competent persons to serve as outside directors of the Company.

     On November 17, 1994, the Company's stockholders approved the grant of stock options of 190,000 shares to outside Directors of the Company to replace expired stock options. These stock options expire five years from the date of the grant.

      A summary of stock option transactions under the 1986 Plan, the 1996 NED Plan, and prior plans are presented in the following tables:

                                           Weighted
                                           Average
                                           Exercise
                                Shares      Price
Outstanding at July 1, 1995   1,699,781         5.14
    Granted                     540,078         4.33
    Exercised                  (286,869)        5.26
    Expired                    (659,850)        6.06
    Forfeited                   (19,653)        4.30
Outstanding at June 30, 1996  1,273,487         4.27
    Granted                     457,350        14.88
    Exercised                  (234,935)        4.79
    Expired                      (1,050)        4.59
    Forfeited                    (9,412)        3.59
Outstanding at June 30, 1997  1,485,440         7.46
    Granted                     357,250        24.25
    Exercised                  (141,259)        4.70
    Forfeited                   (46,650)        7.56
Outstanding at June 30, 1998  1,654,781       $ 7.46
Exercisable at June 30, 1996    399,022         4.59
Exercisable at June 30, 1997    486,855         4.95
Exercisable at June 30, 1998    667,291       $ 6.58


      A summary of options outstanding at June 30, 1998 is presented as follows:

                    Options Outstanding          Options Exercisable
                              Weighted Average             Weighted
                              Average  Remaining           Average
     Range of         Number  Exercise  Contract  Number   Exercise
  Exercise Prices  Outstanding  Price     Life  Exercisable Price
  $3.50 - $8.625     848,791   $ 4.07   1.8 years   516,010 $  4.05
 $13.625 - $16.25    472,240   $14.98   3.4 years   151,281 $ 15.22
$18.5625 - $25.0625  333,750   $24.02   4.1 years         -       -
 $3.50 - $25.0625  1,654,781   $ 7.46   3.2 years   667,291  $ 6.58


      The weighted average grant date fair value of options granted during 1996, 1997, and 1998 was $1.95, $6.90, and $11.18, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following significant assumptions were made in estimating fair value:

                                 1996       1997        1998
Risk-free interest rate     5.5% - 6.6%  6.0% - 6.7% 5.4% -6.3%
Expected life in years             4.27      4.65        4.66
Expected volatility            46% - 47%  43% - 45%     44% - 45%
Expected dividends               none        none       none

      The Company recognized compensation expense of $104 as a result of stock options that were modified in 1998. The Company is applying APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the granting of stock options in 1996, 1997 or 1998. If stock options granted in 1996, 1997 and 1998 were accounted for based on their fair value as determined under SFAS 123, pro forma earnings would be as follows:

                                  1996     1997     1998
Net earnings:
    As reported                 $189,706 $  1,331 $101,090
    Pro forma                    189,460      283   99,817
Basic earnings per share:
    As reported                 $  11.71 $   0.08 $   5.36
    Pro forma                      11.69     0.02     5.30
Diluted earnings per share:
    As reported                 $  11.71 $   0.08 $   5.14
    Pro forma                      11.69     0.02     5.07

      The pro forma effects of applying SFAS 123 are not representative of the effects on reported net earnings for future years. The effect of SFAS 123 is not applicable to awards made prior to 1996 and additional awards in future years are expected.

     Stock Option Deferral Plan

On February 9, 1998, the Board adopted a Stock Option Deferral Plan, subject to approval by the shareholders at the 1998 Annual Meeting. Pursuant to the Stock Option Deferral Plan, certain officers (at their election) may defer payment of the "Compensation" they receive in a particular year or years from the exercise of Company stock options. "Compensation" means the excess value of a stock option, determined by the difference between the fair market value of shares issueable upon exercise of a stock option, and the option price payable upon exercise of the stock option. An officer's deferred Compensation shall be in the form of "Deferred Compensation Units," representing the number of shares of Common Stock that the officer shall be entitled to receive upon expiration of the deferral period. (The number of Deferred Compensation Units issueable to an officer is determined by dividing the amount of the deferred Compensation by the fair market value of the Company's stock as of the date of deferral.)

     Stock Warrants

      On April 25, 1997, the Company issued warrants to purchase 100,000 shares of Class A Common Stock, at $12.25 per share, to Dunstan Ltd. as incentive remuneration for the performance of certain investment banking services. The warrants were earned on a pro-rata basis over a six-month period ending October 31, 1997. The warrants became exercisable on
November 1, 1997, and on March 13, 1998, the Company issued 47,283 restricted shares of the Company's Class A Common Stock resulting from the cashless exercise of these warrants. The Company recorded expenses of $191 and $300 in 1997 and 1998, respectively, for stock warrants earned based on a grant date fair value of $5.46.

       Effective  as  of  February  21,  1997,  the  Company  approved  the continuation of an existing warrant to Stinbes Limited (an affiliate of Jeffrey Steiner) to purchase 375,000 shares of the Company's Class A or Class B Common Stock at $7.67 per share. The warrant was modified to extend the exercise period from March 13, 1997, to March 13, 2002, and to increase the exercise price per share by $.002 for each day subsequent to March 13, 1997, but fixed at $7.80 per share after June 30, 1997. In addition, the warrant was modified to provide that the warrant may not be exercised except within the following window periods: (i) within 365 days after the merger of STFI with AT&T Corporation, MCI Communications, Worldcom Inc., Teleport Communications Group, Inc., or Intermedia Communications Inc.;
(ii) within 365 days after a change of control of the Company, as defined in the Company's Credit Agreement; or (iii) within 365 days after a change of control of Banner, as defined in the Banner Credit Agreement. The payment of the warrant price may be made in cash or in shares of the Company's Class A or Class B Common Stock, valued at fair market value at the time of exercise, or combination thereof. In no event may the warrant be exercised after March 13, 2002. As a result of the STFI Disposition, these warrants became exercisable through March 9, 1999. Accordingly, the Company recognized a charge of $5,606 in 1998.

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

      The Company recorded nonrecurring expenses of $1,148 for the grant date fair value of the stock warrants issued in 1996. The warrants issued in 1996 were outstanding at June 30, 1998.

13.  EARNINGS PER SHARE

      Effective December 28, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement replaces the previously reported primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any diluted effects of options. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings (loss) per share. All earnings (loss) per share have been restated to conform to the requirements of SFAS 128.

      The following table illustrates the computation of basic and diluted earnings (loss) per share:

                                         1996    1997     1998
Basic earnings per share:
Earnings (loss) from continuing
operations                            $(32,186) $ 1,816 $ 52,399
Weighted average common shares
outstanding                             16,206   16,539   18,834
Basic earnings per share:
Basic earnings (loss) from continuing
operations per share                  $ (1.98)  $  0.11 $   2.78

Diluted earnings per share:
Earnings (loss) from continuing
operations                            $(32,186) $  1,816 $ 52,399
Weighted average common shares
outstanding                             16,206   16,539   18,834
Diluted effect of options         Antidilutive      449      546
Diluted effect of warrants        Antidilutive      333      289
Total shares outstanding                16,206   17,321   19,669
Diluted earnings (loss) from
continuing operations per share       $ (1.98)  $  0.11  $  2.66

      The computation of diluted earnings (loss) from continuing operations per share for 1996 excluded the effect of incremental common shares attributable to the potential exercise of common stock options outstanding and warrants outstanding, because their effect was antidilutive. No adjustments were made to earnings per share calculations for discontinued operations and extraordinary items.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

      Fair values for the Company's other off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. The fair value of the Company's other off-balance-sheet instruments at June 30, 1998 was not material.

      The carrying amounts and fair values of the Company's financial instruments at June 30, 1997 and 1998 are as follows:

                               June 30, 1997    June 30, 1998
                               Carrying Fair    Carrying Fair
                               Amount  Value    Amount   Value
 Cash and cash equivalents     $ 19,420 $19,420 $49,601 $49,601
 Investment securities:
 Short-term equity securities
                                 16,094  16,122   3,907   3,907
 Short-term other investments
                                  9,553   9,592      55     193
 Long-term equity securities
                                      -       - 234,307 234,307
 Long-term other investments
                                  4,120   4,617   1,128   1,128
 Notes receivable:
 Long-term
                                  1,300   1,300     850     850
 Short-term debt
                                 15,529  15,529  17,811  17,811
 Long-term debt:
 Bank credit agreement
                                177,250 177,250 290,800 290,800
 Senior notes and subordinated
debentures                      261,233 270,995       -       -
 Industrial revenue bonds
                                  1,500   1,500   1,500   1,500
 Capitalized leases
                                  1,897   1,897     923     923
 Other
                                  6,835   6,835   5,033   5,033

15.  RESTRUCTURING CHARGES

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

                                                               $2,319

(a)  Write down was required because product line was discontinued.
(b) Includes lease settlements, write-off of leasehold improvements, maintenance, restoration and clean up costs.

16.   EXTRAORDINARY ITEMS

     In Fiscal 1998 the Company recognized an extraordinary loss of $6,730, net of tax, to write-off the remaining deferred loan fees and original issue discounts associated with early extinguishment of the Company's indebtedness pursuant to the Public Debt Repayment and refinancing of the FHC and RHI Credit Agreement facilities (See Note 8).

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

17.  RELATED PARTY TRANSACTIONS

      The Company and its subsidiaries are all parties to a tax sharing agreement whereby the Company files a consolidated federal income tax return. Each subsidiary makes payments to the Company based on the amount of federal income taxes, if any, the subsidiary would have paid if it had filed a separate tax return.

     The Company and Banner paid for a chartered aircraft used from time to time for business related travel. The owner of the chartered aircraft is a company 51% owned by an immediate family member of Mr. Jeffrey Steiner. Cost for such flights charged to the Company and Banner are comparable to those charged in arm's length transactions between unaffiliated third parties.

      The Company and Banner prepaid hours for a chartered helicopter used from time to time for business related travel. The owner of the chartered helicopter is a company controlled by Mr. Jeffrey Steiner. Cost for such flights charged to the Company and Banner are comparable to those charged in arm's length transactions between unaffiliated third parties.

      Prior to the consolidation of Banner on February 25, 1996, the Aerospace Fasteners segment had sales to Banner of $3,663 in 1996.

18. LEASES

      The Company holds certain of its facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease-terms in excess of one year, for each of the five years following June 30, 1998, are as follows: $3,174 for 1999, $4,145 for 2000, $3,400 for 2001, $2,217 for 2002 and $1,526 for 2003. Rental expense on operating leases from continuing operations for Fiscal 1996, 1997 and 1998 was $6,197, $4,928, and $8,610, respectively. Minimum commitments under capital leases for each of the five years following June 30, 1998, are $322 for 1999, $275 for 2000, $238 for 2001, $164 for 2002, and $143 for 2003,
respectively. At June 30, 1998, the present value of capital lease obligations was $923. At June 30, 1998, capital assets leased, included in property, plant, and equipment consisted of:

Buildings and improvements         $   70
Machinery and equipment             5,272
Furniture and fixtures                197
Less: Accumulated depreciation     (2,898)
                                  $ 2,641


19.  CONTINGENCIES

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

      As of June 30, 1998, the consolidated total recorded liabilities of the Company for environmental matters approximated $8,659, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $14,995.

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

20.  BUSINESS SEGMENT INFORMATION

      The Company reports in two principal business segments. The Aerospace Fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems. The Aerospace Distribution segment distributes a wide range of aircraft parts and related support services to the aerospace industry. The results of Fairchild Technologies, which is primarily engaged in the designing and manufacturing of capital equipment and systems for recordable compact disc and advance semiconductor manufacturing, were previously reported under Corporate and Other, along with the results of two smaller operations. Fairchild Technologies is now recorded in discontinued operations.

     The Company's financial data by business segment is as follows:

                                      1996     1997     1998
 Sales:
     Aerospace Fasteners                   $        $        $
                                     218,059  269,026  387,236
     Aerospace Distribution (a)
                                     129,973  411,765  358,431
     Corporate and Other
                                       7,046   15,185    5,760
     Eliminations (b)
                                     (5,842) (15,213) (10,251)
 Total Sales                               $        $        $
                                     349,236  680,763  741,176
 Operating Income (Loss):
     Aerospace Fasteners (c)               $        $        $
                                         135   17,390   32,722
     Aerospace Distribution (a)
                                       5,625   30,891   20,330
     Corporate and Other
                                    (17,046) (14,782)  (7,609)
 Operating Income (Loss)                   $        $        $
                                    (11,286)   33,499   45,443
 Capital Expenditures:
     Aerospace Fasteners                   $        $        $
                                       3,841    8,964   31,221
     Aerospace Distribution                              3,812
                                       1,556    4,787
     Corporate and Other                                   996
                                         283    1,263
 Total Capital Expenditures                $        $        $
                                       5,680   15,014   36,029
 Depreciation and Amortization:
     Aerospace Fasteners                   $        $        $
                                      14,916   16,112   16,260
     Aerospace Distribution
                                       1,341    5,138    3,412
     Corporate and Other                                   364
                                       4,788    3,057
 Total Depreciation and                    $        $        $
Amortization                          21,045   24,307   20,036
 Identifiable Assets at June 30:
     Aerospace Fasteners                   $        $        $
                                     252,200  346,533  427,927
     Aerospace Distribution
                                     329,477  428,436  452,397
     Corporate and Other
                                     411,721  277,697  276,935
 Total Identifiable Assets                 $        $        $
                                     993,398 1,052,66 1,157,25
                                                    6        9

(a) Effective February 25, 1996, the Company became the majority shareholder of Banner Aerospace, Inc. and, accordingly, began consolidating their results.
(b) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.
(c)  Includes restructuring charges of $2.3 million in Fiscal 1996.

21.  FOREIGN OPERATIONS AND EXPORT SALES

      The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area. The Company's financial data by geographic area is as follows:

                                       1996     1997     1998
Sales by Geographic Area:
    United States                           $        $        $
                                      292,136  580,453  613,325
    Europe
                                       56,723  100,310  127,851
    Other
                                          377        -        -
Total Sales                                 $        $        $
                                      349,236  680,763  741,176
Operating Income (Loss) by
Geographic Area:
    United States                           $        $        $
                                     (12,175)   27,489   28,575
    Europe
                                        1,037    6,010   16,868
    Other
                                        (148)        -        -
Total Operating Income (Loss)               $        $        $
                                     (11,286)   33,499   45,443
Identifiable Assets by Geographic
Area at June 30:
    United States                           $        $        $
                                      929,649  855,233  903,054
    Europe
                                       63,749  197,433  254,205
Total Identifiable Assets                   $
                                      993,398 $1,052,6 $1,157,2
                                                    66       59

     Export sales are defined as sales to customers in foreign countries by the Company's domestic operations. Export sales amounted to the following:

                                       1996     1997     1998
Export Sales
     Europe                                 $        $        $
                                       27,330   48,187   68,515
     Asia (excluding Japan)
                                        6,766   21,221   19,744
     Canada
                                        8,878   17,797   16,426
     Japan
                                       11,958   19,819   12,056
     South America
                                        2,118    4,414   11,038
     Other
                                        6,447   11,493   10,340
Total Export Sales                          $        $        $
                                       63,497  122,931  138,119


22.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table of quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:


Fiscal 1997 quarters ended              Sept. 29  Dec. 29 March 30June 30
Net sales                                      $        $       $        $
                                         138,244  152,461 179,436  210,622
Gross profit
                                          37,092   36,785  47,552   59,915
Earnings (loss) from continuing
operations                               (3,797)  (1,960)   (117)    7,690
    per basic share
                                          (0.22)   (0.12)  (0.01)     0.47
    per diluted share
                                          (0.22)   (0.15)  (0.01)     0.44
Earnings (loss) from discontinued
operations, net                            (821)  (1,017)     157    1,196
    per basic share
                                          (0.05)   (0.06)    0.01     0.07
    per diluted share
                                          (0.05)   (0.06)    0.01     0.07
Net earnings (loss)
                                         (4,618)  (2,977)      40    8,886
    per basic share
                                          (0.27)   (0.18)       -     0.54
    per diluted share
                                          (0.27)   (0.18)       -     0.51
Market price range of Class A Stock:
High                                          17   17 3/8  15 3/8       18
Low                                       12 1/4   14 3/8  12 7/8   11 5/8
Close                                         16   14 5/8  13 3/8       18

Fiscal 1998 quarters ended              Sept. 28  Dec. 28 March 29June 30
 Net sales                                     $        $       $        $
                                         194,362  208,616 164,164  174,034
 Gross profit
                                          46,329   56,822  37,790   45,565
 Earnings (loss) from continuing
operations                                 1,229  (4,605)  50,418    5,357
    per basic share
                                            0.07   (0.27)    2.52     0.25
    per diluted share
                                            0.07   (0.27)    2.41     0.24
Loss from discontinued operations, net
                                           (737)  (1,945) (1,578)     (36)
    Per basic share
                                          (0.04)   (0.11)  (0.08)     0.24
    Per diluted share
                                          (0.04)   (0.11)  (0.08)     0.44
Gain (loss) from disposal of                                      (16,805)
discontinued operations, net                   -   29,974  46,548
    Per basic share                                                 (0.78)
                                               -     1.75    2.32
    Per diluted share                                               (0.76)
                                               -     1.75    2.23
Extraordinary items, net
                                               -  (3,024) (3,701)      (5)
    Per basic share
                                               -   (0.18)  (0.18)        -
    Per diluted share
                                               -   (0.18)  (0.18)        -
Net earnings (loss)                                               (11,489)
                                             492   20,400  91,687
    Per basic share                                                 (0.53)
                                            0.03     1.19    4.58
    per diluted share                                               (0.52)
                                            0.03     1.19    4.38
Market price range of Class A Stock:
High                                     28  3/8 28 11/16      25       23
Low                                           17 19  5/16 19  7/16 18  3/16
Close                                    26  7/8  21  1/2 21  1/4 20  3/16

      Included in earnings (loss) from continuing operations are (i) a $2,528 nonrecurring gain from the sale of SBC in the fourth quarter of Fiscal 1997, and (ii) a $123,991 nonrecurring gain from the Banner Hardware Group Disposition. Gain (loss) on disposal of discontinued operations includes (i) gains (losses) of $29,974, $68,900, and $(2,914) in the second, third and fourth quarter of Fiscal 1998, respectively, resulting from the gain on the STFI disposition, and (ii) losses of $22,352 and $13,891 in the third and fourth quarter of Fiscal 1998, respectively, resulting from the estimated loss on dispoal of certain assets of Technologies. Earnings from discontinued operations, net, includes the results of Technologies and STFI (until disposition) in each quarter. Extraordinary items relate to the early extinguishment of debt by the Company.
ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 5.  OTHER INFORMATION

      Articles have appeared in the French press reporting an inquiry by a French magistrate into certain allegedly improper business transactions involving Elf Acquitaine, a French petroleum company, its former chairman and various third parties, including Maurice Bidermann. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted written statements concerning the transactions and appeared in person before the magistrate and others. Mr. Steiner, who has been put under examination (mis en examen), by the magistrate, with respect to this matter, has not been charged.

      Mr. Steiner has been cited by a French prosecutor to appear on November 7, 1998, before the Tribunal de Grande Instance de Paris, to answer a charge of knowingly benefiting in 1990, from a misuse by Mr. Bidermann of corporate assets of Societe Generale Mobiliere et Immobiliere, a French corporation in which Mr. Bidermann is believed to have been the sole shareholder.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information required by this Item is incorporated herein by reference from the 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference from the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference from the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference from the 1998 Proxy Statement.


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

(a)(2)   Financial  Statement Schedules and Report  of  Independent  Public
Accountants.


Schedule Number               Description                             Page

     I     Condensed  Financial Information  of  Parent  Company       70

    II     Valuation and Qualifying Accounts                           74


     All other schedules are omitted because they are not required.



                 Report of Independent Public Accountants



To The Fairchild Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Fairchild Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated September 22, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index on the preceding page are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                 Arthur Andersen LLP

Washington, D.C.
September 22, 1998

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         THE FAIRCHILD CORPORATION
           CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                     BALANCE SHEETS (NOT CONSOLIDATED)
                              (In thousands)

                                                  June 30,   June 30,
                    ASSETS                          1997       1998
Current assets:
  Cash and cash equivalents                     $       234  $      -
  Accounts receivable                                   384       400
  Prepaid expenses and other current assets             250   (1,230)
Total current assets                                    868     (830)

Property, plant and equipment, less accumulated         486       677
depreciation
Investments in subsidiaries                         390,355   627,634
Investments and advances, affiliated companies        1,435       963
Goodwill                                              4,133    14,333
Noncurrent tax assets                                29,624    45,439
Other assets                                          2,403    21,031
Total assets                                      $ 429,304 $ 709,247

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt            $       - $   2,250
  Accounts payable and accrued expenses               8,315    10,218
Total current liabilities                             8,315    12,468

Long-term debt                                      190,567   222,750
Other long-term liabilities                             797       470
Total liabilities                                   199,679   235,688
Stockholders' equity:
Class A common stock                                  2,023     2,467
Class B common stock                                    263       263
Retained earnings and other equity                  227,339   470,829
Total stockholders' equity                          229,625   473,559
Total liabilities and stockholders' equity        $ 429,304  $ 709,247

The accompanying notes are an integral part of these condensed financial statements.


                                                                 Schedule I


    THE FAIRCHILD CORPORATION AND
      CONSOLIDATED SUBSIDIARIES
CONDENSED FINANCIAL STATEMENTS OF THE
               COMPANY
      STATEMENT OF EARNINGS (NOT CONSOLIDATED)
            (In thousands)

                                         For the Years Ended June 30,
                                          1996         1997        1998
Costs and Expenses:
  Selling, general & administrative          5,148       3,925       3,516
  Amortization of goodwill                     130         130         147
                                             5,278       4,055       3,663

Operating loss                              (5,278 )     (4,055 )     (3,663 )

Net interest expense                        28,387      25,252      24,048

Investment income, net                           1          16         208
Equity in earnings of affiliates               269         480        (613 )
Nonrecurring expense                        (1,064 )         --           --
Loss from continuing operations before     (34,459 )    (28,811 )    (28,116 )
taxes
Income tax provision (benefit)             (12,509 )    (15,076 )    (10,580 )
Loss before equity in earnings of          (21,950 )    (13,735 )    (17,536 )
subsidiaries
Equity in earnings of subsidiaries         211,656      15,066     118,626
Net earnings (loss)                        189,706       1,331     101,090

The accompanying notes are an integral part of these condensed financial statements.

                                                                 Schedule I
                         THE FAIRCHILD CORPORATION
           CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                STATEMENT OF CASH FLOWS (NOT CONSOLIDATED)
                              (IN THOUSANDS)

                                        For the Years Ended June 30,
                                          1996        1997       1995
Cash provided by (used for) operations $  36,916   $ (14,271 )   $(80,099)

 Investing activities:
   Equity investments in affiliates          (21 )      2,092        (141)
                                             (21 )      2,092        (141)
 Financing activities:
   Proceeds from issuance of debt                      9,400     225,000
                                               -
   Debt repayments                       (42,265 )
                                                           -   (198,867)
   Issuance of common stock                1,509       1,126
                                                                  53,848
                                         (40,756 )     10,526       79,981
 Net decrease in cash                    $(3,861 )    $(1,653 )   $  (259)

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

2.   LONG-TERM DEBT

                                        June 30,  June 30,
                                          1997      1998
    Bank Credit Agreement            $     --     $225,000
    12% Inter. Debentures Due 2001        128,000      --
    13 1/8% Sub. Debentures Due 2006       35,856       --
    13% Jr. Sub. Debenture Due 2007        30,063       --
    Less: Original issue discounts        (3,352)       --
                                     $    190,567 $ 225,000

  Maturities  of  long-term debt for the next five years  are  as  follows:
  $2,250  in  1999, $2,250 in 2000, $2,250 in 2001,  $3,375  in  2002,  and
  $107,438 in 2003.

3.   DIVIDENDS FROM SUBSIDIARIES

  Cash dividends paid to The Fairchild Corporation by its consolidated subsidiaries were $5,000, $10,000, and $42,100 in 1998, 1997, and 1996, respectively. The Fairchild Corporation also received dividends of Banner stock with a fair market value of $187,424 from its subsidiaries in 1998.

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


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Changes in the allowance for doubtful accounts are as follows:

                                For the Years Ended June 30,
                                  1996     1997    1998
 Beginning balance              $  2,738 $ 5,449 $ 6,905
 Charges to cost and expenses      1,766   1,978   2,240
 Charges to other accounts (a)     2,405     445 (2,642)
 Amounts written off              (1,460)   (967)   (848)
 Ending Balance                $   5,449 $  6,905 $ 5,655


(a)   Recoveries of amounts written off in prior periods, foreign  currency translation  and  the  change in related noncurrent  taxes.  Fiscal  1998 includes a reduction of $2,801 relating to the assets disposed as a result of the Banner Hardware Group Disposition.



(a)(3)  Exhibits.

3.1 Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit "C" of Registrant's Proxy Statement dated October 27,
   1989).

3.2 Registrant's Amended and Restated By-Laws, as amended as of November 21, 1996 (incorporated by reference to the Registrant's Quarterly Report on From 10-Q for the quarter ended December 29, 1996) (the "December 1996 10-Q").

4.1 Specimen of Class A Common Stock certificate (incorporated by reference to Registration Statement No. 33-15359 on Form S-2).

4.2 Specimen of Class B Common Stock certificate (incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989) (the "1989 10-K").

10.  Material Contracts

(Stock Option Plans)

10.1 1988 U.K. Stock Option Plan of Banner Industries, Inc. (incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988) (the "1988 10-K").

10.2 Description of grants of stock options to non-employee directors of Registrant (incorporated by reference to the 1988 10-K).

10.3 1986 Non-Qualified and Incentive Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 15, 1990).

10.4 1986 Non-Qualified and Incentive Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 21, 1997).

10.5 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 21, 1997).

10.6 Stock Option Deferral Plan dated February 9, 1998(incorporated by reference to Registrant's Quarterly Report on From 10-Q for the quarter ended March 29, 1998) (the "March 1998 10-Q").

(Employee Agreements)

10.7 Amended and Restated Employment Agreement between Registrant and Jeffrey J. Steiner dated September 10, 1992 (incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
   1993) (the "1993 10-K").

10.8 Letter Agreement dated September 9, 1996, between Registrant and Colin
   M. Cohen (incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997) (the "1997 10-K")

10.9 Employment Agreement between RHI Holdings, Inc., and Jacques Moskovic, dated as of December 29, 1994. (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1996) (the "1996 10-K/A").

10.10 Employment Agreement between Fairchild France, Inc., and Jacques Moskovic, dated as of December 29, 1994. (incorporated by reference to the 1996 10-K/A).

10.11           Employment   Agreement  between  Fairchild  France,   Inc.,
   Fairchild CDI, S.A., and Jacques Moskovic, dated as of April 18, 1997 (incorporated by reference to the Registrant's Annual Report on From 10-K for the fiscal year ended June 30, 1995) (the "1995 10-K").

10.12 Employment Agreement between Robert Edwards and Fairchild Holding Corp., dated March 2, 1998 (incorporated by reference to the March 1998 10-
   Q).

10.13 Letter Agreement dated February 27, 1998, between Registrant and John L. Flynn (incorporated by reference to the March 1998 10-Q).

10.14 Letter Agreement dated February 27, 1998, between Registrant and Donald E. Miller (incorporated by reference to the March 1998 10-Q).

*10.15   Promissory Note in the amount of $100,000, issued by Robert Sharpe to the Registrant, dated July 1, 1998 (filed herewith).

*10.16   Promissory Note in the amount of $200,000 issued by Robert  Sharpe to the Registrant, dated July 1, 1998 (filed herewith).

(Credit Agreements)

10.15 Credit Agreement dated as of March 13, 1996, among Fairchild Holding Corporation ("FHC"), Citicorp USA, Inc. and certain financial institutions (incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996) (the "1996 10-K").

10.16 Restated and Amended Credit Agreement dated as of July 26, 1996, (the "FHC Credit Agreement"), among FHC, Citicorp USA, Inc. and certain financial institutions (incorporated by reference to the 1996 10-
   K).

10.17 Amendment No. 1, dated as of January 21, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to the Registrant's Quarterly Report on From 10-Q for the quarter ended March 30, 1997) (the "March 1997 10-Q").

10.18 Amendment No. 2 and Consent, dated as of February 21, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to the March 30,1997 10-Q).

10.19 Amendment No. 3, dated as of June 30, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to the 1997 10-K).

10.20 Second Amended And Restated Credit Agreement dated as of July 18, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to the 1997 10-K).

10.21 Restated and Amended Credit Agreement dated as of May 27, 1996, (the "RHI Credit Agreement"), among RHI, Citicorp USA, Inc. and certain financial institutions. (incorporated by reference to the 1996 10-
   K).

10.22 Amendment No. 1 dated as of July 29, 1996, to the RHI Credit Agreement (incorporated by reference to the 1996 10-K).

10.23 Amendment No. 2 dated as of April 7, 1997, to the RHI Credit Agreement (incorporated by reference to the 1997 10-K).

10.24 Amendment No. 3 dated as of September 26, 1997, to the RHI Credit Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997) (the "September 1997 10-Q").

10.25 Third Amended and Restated Credit Agreement, dated as of December 19, 1997, among RHI, FHC, the Registrant, Citicorp USA, Inc. and certain financial institutions (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997) (the "December 1997 10-Q").

10.26 Interest Rate Hedge Agreement between Registrant and Citibank, N.A. dated as of August 19, 1997 (incorporated by reference to the September 1997 10-Q).

10.27 Amendment dated as of December 23, 1997, to the Interest Rate Hedge Agreement between Registrant and Registrant and Citibank, N.A. dated as of August 19, 1997(incorporated by reference to the December 1997 10-Q).

10.28 Amendment dated as of January 14, 1997, to the Interest Rate Hedge Agreement between Registrant and Citibank, N.A. dated as of August 19, 1997 (incorporated by reference to the March 1998 10-Q).

(Stinbes Warrants)

10.29 Form Warrant Agreement (including form of Warrant) issued by the Company to Drexel Burnham Lambert on March 13, 1986, subsequently purchased by Jeffrey Steiner and subsequently assigned to Stinbes Limited (an affiliate of Jeffrey Steiner), for the purchase of Class A or Class B Common Stock (incorporated herein by reference to Exhibit 4(c) of the Company's Registration Statement No. 33-3521 on Form S-2).

10.30 Form Warrant Agreement issued to Stinbes Limited dated as of September 26, 1997, effective retroactively as of February 21, 1997 (incorporated by reference to the September 1997 10-Q).

10.31 Extension of Warrant Agreement between Registrant and Stinbes Limited for 375,000 shares of Class A or Class B Common Stock dated as of September 26, 1997, effective retroactively as of February 21, 1997 (incorporated by reference to the September 1997 10-Q).

10.32 Amendment of Warrant Agreement dated February 9, 1998, between the Registrant and Stinbes Limited (incorporated by reference to the March 1998 10-Q).

(Other Material Contracts)

10.33 Voting Agreement dated as of July 16, 1997, between RHI Holdings, Inc., and Tel-Save Holdings, Inc., (incorporated by reference to the Registrant's Schedule 13D/A, Amendment No. 3, filed July 22, 1997, regarding Registrant's stock ownership in Shared Technologies Fairchild Inc.).

10.34 Stock Option Agreement dated November 20, 1997 between RHI Holdings, Inc. and Intermedia Communications Inc. (Incorporated by reference to Scheduled 13D/A (Amendment No. 4) dated as of November 25, 1997 filed by the Company on December 1, 1997).

10.35 Stock Purchase Agreement dated November 25, 1997 between RHI Holdings, Inc. and Intermedia Communications Inc. (Incorporated by reference to Schedule 13D/A (Amendment No. 4) dated as of November 25, 1997 filed by the Company on December 1, 1997).

10.36 Asset Purchase Agreement dated as of December 8, 1997, among Banner Aerospace, Inc. and seven of its subsidiaries (Adams Industries, Inc., Aerospace Bearing Support, Inc., Aircraft Bearing Corporation, Banner Distribution, Inc., Burbank Aircraft Supply, Inc., Harco, Inc. and PacAero), AlliedSignal Inc. and AS BAR LLC (incorporated by reference to Banner Aerospace, Inc.'s Report on Form 8-K dated January 28, 1998).

10.37 Asset Purchase Agreement dated as of December 8, 1997, among Banner Aerospace, Inc. and two of its subsidiaries (PB Herndon Aerospace, Inc. and Banner Aerospace Services, Inc.), AlliedSignal Inc. and AS BAR PBH LLC (incorporated by reference to Banner Aerospace, Inc.'s Report on Form 8-K dated January 28, 1998).

10.38 Agreement and plan of Merger dated January 28, 1998, as amended on February 20, 1998, and March 2, 1998, between the Company and the shareholders' of Special-T Fasteners (Incorporated by reference to Form 8-K dated as of March 2, 1998 filed by the Company on March 12, 1998).

*10.41    Registration  Rights  Agreement  between  Registrant  and  Banner
Aerospace, Inc., dated as of July 7, 1998 (filed herewith).

10.39 Purchase Agreement by and between BTR Dunlop Holdings, Inc., RHI Holdings, Inc., and Registrant, dated as of December 2, 1993 (incorporated by reference to Registrant's current report on Form 8-K dated December 23, 1993).

10.40 Agreement and Plan of Merger dated as of November 9, 1995 by and among The Fairchild Corporation, RHI, FII and Shared Technologies, Inc. ("STI Merger Agreement") (incorporated by reference from the Registrant's Form 8-K dated as of November 9, 1995).

10.41 Amendment No. 1 to STI Merger Agreement dated as of February 2, 1996 (incorporated by reference from the Registrant's Form 8-K dated as of March 13, 1996).

10.42 Amendment No. 2 to STI Merger Agreement dated as of February 23, 1996 (incorporated by reference from the Registrant's Form 8-K dated as of March 13, 1996).

10.43 Amendment No. 3 to STI Merger Agreement dated as of March 1, 1996 (incorporated by reference from the Registrant's Form 8-K dated as of March 13, 1996).

10.44 Asset Purchase Agreement dated as of January 23, 1996, between The Fairchild Corporation, RHI and Cincinnati Milacron, Inc. (incorporated by reference from the Registrant's Form 8-K dated as of January 26, 1996).

10.45 Stock Exchange Agreement between The Fairchild Corporation and Banner Aerospace, Inc. pursuant to which the Registrant exchanged Harco, Inc. for shares of Banner Aerospace,Inc. (incorporated by reference to the Banner Aerospace, Inc. Definitive Proxy Statement dated and filed with the SEC on February 23, 1996 with respect to the Special Meeting of Shareholders of Banner Aerospace, Inc. held on March 12, 1996).

10.46 Allocation Agreement dated April 13, 1992 by and among The Fairchild Corporation, RHI, Rex-PT Holdings, Rexnord Corporation, Rexnord Puerto Rico, Inc. and Rexnord Canada Limited (incorporate by reference to 1992 10-K).

11    Computation  of earnings per share (found at Note  1  in  Item  8  to
   Registrant's Consolidated Financial Statements for the fiscal year ended June 30, 1997).

*22      List  of subsidiaries of Registrant (incorporated by reference  to the 1997 10-K).

*23.1  Consent of Arthur Andersen LLP, independent public accountants.

*23.2  Consent of Price Waterhouse Coopers, independent public accountants.

*27     Financial Data Schedules.

99.1 Financial statements, related notes thereto and Auditors' Report of Banner Aerospace, Inc. for the fiscal year ended March 31, 1998 (incorporated by reference to the Banner Aerospace, Inc. Form 10-K for fiscal year ended March 31, 1998).

99.2 Financial statements, related notes thereto and Auditors' Report of Nacanco Paketleme for the fiscal year ended December 31, 1997 (incorporated by reference to the Registrant's Form 8-K filed on June 26, 1998).

*Filed herewith.

(b)  Reports on Form 8-K

      On March 12, 1998, the Company filed a From 8-K to report the acquisition of Special-T Fasteners. On April 23, 1998, May 5, 1998, and May 7, 1998, the Company filed amendments to said Form 8-K, to report (Item
7) audited financial statements of Special-T Fasteners, and unaudited pro forma consolidate financial statements giving effect to the acquisition of Special-T Fasteners.

      On June 26, 1998, the Company filed a Form 8-K to report (Item 5) audited financial statements for the years ended December 31, 1997, 1996 and 1995 for Nacanco Paketleme, a 32% owned equity affiliate.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE FAIRCHILD CORPORATION



                               By:       /s/
                                 Colin M. Cohen
                                 Senior Vice President and
                                 Chief Financial Officer



Date:  September 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.

By:       JEFFREY J. STEINER   Chairman, Chief Executive    September 23,
    /s                                                          1998
    /
          Jeffrey J. Steiner     Officer and Director

           MICHAEL T. ALCOX   Vice President and Director   September 23,
By: /s                                                          1998
    /
           Michael T. Alcox

          MELVILLE R. BARLOW           Director             September 23,
By: /s                                                          1998
    /
          Melville R. Barlow

          MORTIMER M. CAPLIN           Director             September 23,
By: /s                                                          1998
    /
          Mortimer M. Caplin

            COLIN M. COHEN      Senior Vice President,      September 23,
By: /s                                  Chief                   1998
    /
            Colin M. Cohen       Financial Officer and
                                       Director

             PHILIP DAVID              Director             September 23,
By: /s                                                          1998
    /
             Philip David

            ROBERT EDWARDS             Director             September 23,
By: /s                                                          1998
    /
            Robert Edwards

           HAROLD J. HARRIS            Director             September 23,
By: /s                                                          1998
    /
           Harold J. Harris

            DANIEL LEBARD              Director             September 23,
By: /s                                                          1998
    /
            Daniel Lebard

         JACQUES S. MOSKOVIC     Senior Vice President      September 23,
By: /s                                                          1998
    /
         Jacques S. Moskovic         And Director

          HERBERT S. RICHEY            Director             September 23,
By: /s                                                          1998
    /
          Herbert S. Richey

             MOSHE SANBAR              Director             September 23,
By: /s                                                          1998
    /
             Moshe Sanbar

         ROBERT A. SHARPE II    Senior Vice President,      September 23,
By: /s                                                          1998
    /
         Robert A. Sharpe II    Operations and Director

           ERIC I. STEINER    President, Chief  Operating   September 23,
By: /s                                                          1998
    /
           Eric I. Steiner       Officer and Director