Form 10-Q
period 1998-09-27
FAIRCHILD CORP
filed 1998-11-12
CIK 9779

27

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

             For the Quarterly Period Ended September 27, 1998

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

                             YES    X       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
               Title of Class                      October 30, 1998
     Class A Common Stock, $0.10 Par Value           19,205,031
     Class B Common Stock, $0.10 Par Value            2,624,662


          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   INDEX





                                                                         Page
PART I.               FINANCIAL INFORMATION

      Item 1.Condensed Consolidated Balance Sheets as of June 30, 1998 and
            September 27, 1998 (Unaudited)                                  3

           Consolidated Statements of  Earnings for the Three  Months ended
           September 27, 1998 and September 28, 1997 (Unaudited)            5

           Condensed Consolidated Statements of Cash Flows for the Three Months ended September 27, 1998 and September 28, 1997
           (Unaudited)                                                      7

           Notes to Condensed Consolidated Financial Statements (Unaudited) 8


      Item 2.Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                          12

      Item 3.Quantitative and Qualitative Disclosure About Market Risk      19


PART II.   OTHER INFORMATION

      Item 1.Legal Proceedings                                              20

      Item 2.Changes in Securities and Use of Proceeds                      20

      Item 5.Other Information                                              20

      Item 6.Exhibits and Reports on Form 8-K                               20

* For purposes of Part I and this Form 10-Q, the term "Company" means The Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild Corporation, unless otherwise indicated.

                      PART I:  FINANCIAL INFORMATION

                       ITEM 1:  FINANCIAL STATEMENTS

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             June 30, 1998 and September 27, 1998 (Unaudited)
                              (In thousands)


                                  ASSETS

                                         June 30,     Sept. 27,
                                         1998 (*)     1998
CURRENT ASSETS:
Cash and cash equivalents, $746 and $0
restricted                               $ 49,601   $ 49,428
Short-term investments                      3,962    175,802
Accounts receivable-trade, less           120,284    110,191
allowances of $5,655 and $5,345
Inventories:
   Finished goods                         187,205    208,999
   Work-in-process                         20,642     20,087
   Raw materials                            9,635      9,217
                                          217,482    238,303
Net current assets of discontinued         11,613      1,540
operations
Prepaid expenses and other current         53,081     42,493
assets
Total Current Assets                      456,023    617,757

Property, plant and equipment, net of
accumulated
  depreciation of $82,968 and $86,840     118,963    124,331
Net assets held for sale                   23,789     23,627
Net noncurrent assets of discontinued       8,541      9,117
operations
Cost in excess of net assets acquired
(Goodwill), less
  accumulated amortization of $42,079     168,307    170,783
and $43,304
Investments and advances, affiliated       27,568     27,361
companies
Prepaid pension assets                     61,643     61,961
Deferred loan costs                         6,362      6,149
Long-term investments                     235,435     19,240
Other assets                               50,628     62,151
TOTAL ASSETS                           $1,157,259 $1,122,477





*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             June 30, 1998 and September 27, 1998 (Unaudited)
                              (In thousands)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,     Sept. 27,
                                         1998 (*)     1998

CURRENT LIABILITIES:
Bank notes payable and current
maturities of long-term debt             $ 20,665   $ 23,647
Accounts payable                           53,859     52,569
Accrued salaries, wages and commissions    23,613     21,970
Accrued employee benefit plan costs         1,463      2,271
Accrued insurance                          12,575     11,332
Accrued interest                            2,303      4,226
Other accrued liabilities                  52,789     43,401
Income taxes                               28,311     11,057
Total Current Liabilities                 195,578    170,473

LONG-TERM LIABILITES:
Long-term debt, less current maturities   295,402    327,500
Other long-term liabilities                23,767     23,601
Retiree health care liabilities            42,103     43,418
Noncurrent income taxes                    95,176     94,407
Minority interest in subsidiaries          31,674     31,977
TOTAL LIABILITIES                         683,700    691,376

STOCKHOLDERS' EQUITY:
Class A common stock, 10 cents par value
per share; authorized
  40,000 shares, 26,695 (26,679 in June)
shares issued and
  19,504 (20,429 in June) shares            2,667      2,669
outstanding
Class B common stock, 10 cents par value
per share; authorized
   20,000 shares, 2,625 (2,625 in June)       263        263
shares issued and outstanding
Paid-in capital                           195,112    195,261
Retained earnings                         311,039    312,229
Cumulative other comprehensive income      16,386    (8,756)
(loss)
Treasury Stock, at cost, 7,191 (6,250 in (51,908)   (70,565)
June) shares of Class A common stock
TOTAL STOCKHOLDERS' EQUITY                473,559    431,101
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $1,157,259 $1,122,477



*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED STATEMENTS OF EARNINGS (Unaudited)
 For The Three (3) Months Ended September 28, 1997 and September 27, 1998
                   (In thousands, except per share data)


                                                Three Months Ended
                                               9/28/97     9/27/98
REVENUE:
   Net sales                                 $194,362    $148,539
   Other income, net                            4,555         419

                                              198,917     148,958
 COSTS AND EXPENSES:
   Cost of goods sold                         148,033     113,867
   Selling, general & administrative           36,660      28,108
   Research and development                        49          66
   Amortization of goodwill                     1,219       1,278

                                              185,961     143,319
 OPERATING INCOME                              12,956       5,639
 Interest expense                              12,975       7,436
 Interest income                                 (390)       (583)
 Net interest expense                          12,585       6,853
 Investment income                              1,897       1,861
 Earnings from continuing operations before
taxes                                           2,268         647
 Income tax provision                          (1,006)       (291)
 Equity in earnings of affiliates, net          1,100       1,037
 Minority interest, net                        (1,133)       (203)
 Earnings from continuing operations            1,229       1,190
 Loss from discontinued operations, net          (737)          -
 NET EARNINGS                                 $   492     $ 1,190
 Other comprehensive income (loss), net of
tax:
 Foreign currency translation adjustments     $   995     $ 5,246
 Unrealized holding losses on securities
arising during the period                           -     (30,388)
 Other comprehensive income (loss)                995     (25,142)
 COMPREHENSIVE INCOME (LOSS)                  $ 1,487    $(23,952)













The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED STATEMENTS OF EARNINGS (Unaudited)
 For The Three (3) Months Ended September 28, 1997 and September 27, 1998
                   (In thousands, except per share data)


                                                Three Months Ended
                                               9/28/97     9/27/98

BASIC EARNINGS PER SHARE:
Earnings from continuing operations             $ 0.07     $ 0.05
Loss from discontinued operations, net           (0.04)         -
NET EARNINGS                                    $ 0.03     $ 0.05
 Other comprehensive income (loss), net of
tax:
 Foreign currency translation adjustments       $ 0.06     $ 0.23
 Unrealized holding losses on securities
arising during the period                            -      (1.36)
 Other comprehensive income (loss)                0.06      (1.13)
 COMPREHENSIVE INCOME (LOSS)                    $ 0.09     $(1.07)

DILUTED EARNINGS PER SHARE:
Earnings from continuing operations             $ 0.07     $ 0.05
Loss from discontinued operations, net           (0.04)         -
NET EARNINGS                                    $ 0.03     $ 0.05
 Other comprehensive income (loss), net of
tax:
 Foreign currency translation adjustments       $ 0.06     $ 0.23
 Unrealized holding losses on securities
arising during the period                         -         (1.32)
 Other comprehensive income (loss)                0.06      (1.09)
 COMPREHENSIVE INCOME (LOSS)                    $ 0.09     $(1.04)
Weighted average shares outstanding:
  Basic                                         16,633      22,401
  Diluted                                       17,588      23,001



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For The Three (3) Months Ended September 28, 1997 and September 27, 1998
                              (In thousands)

                                                For the Three Months Ended
                                                    9/28/97    9/27/98
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                                $  492     $ 1,190
       Depreciation and amortization                5,907       4,699
       Accretion of discount on long-term
liabilities                                            34       1,072
       Loss on sale of property, plant, and
equipment                                             323          46
       Distributed earnings of affiliates, net        715         226
       Minority interest                              788         203
       Change in assets and liabilities           (27,840)    (10,109)
       Non-cash charges and working capital
changes of discontinued operations                 (15,695)    (6,523)
       Net cash used for operating activities      (35,276)    (9,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net proceeds received from (used for)
investments                                          7,815     (3,113)
       Purchase of property, plant and equipment    (9,091)    (6,551)
       Changes in net assets held for sale            (139)       288
       Other, net                                       45        156
       Investing activities of discontinued
operations                                          (1,115)      (165)
       Net cash used for investing activities       (2,485)    (9,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of debt               95,109     41,362
       Debt repayments and repurchase of
debentures, net                                    (67,631)    (6,282)
       Issuance of Class A common stock                149        158
       Purchase of treasury stock                        -    (18,657)
       Financing activities of discontinued
operations                                             (67)       (15)
       Net cash provided by financing activities    27,560     16,566
      Effect of exchange rate changes on cash         (170)     1,842
      Net decrease in cash and cash equivalents    (10,371)      (173)
      Cash and cash equivalents, beginning of the
year                                                19,420     49,601
      Cash and cash equivalents, end of the period $ 9,049   $ 49,428






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                     (In thousands, except share data)

1.   FINANCIAL STATEMENTS

      The consolidated balance sheet as of September 27, 1998 and the consolidated statements of earnings and cash flows for the three months ended September 28, 1997 and September 27, 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 27, 1998, and for all periods presented, have been made. The balance sheet at June 30, 1998 was condensed from the audited financial statements as of that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 Form 10-K and the Banner Aerospace, Inc. ("Banner") March 31, 1998 Form 10-K. The results of operations for the period ended September 27, 1998 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation. The financial statements for the periods ended September 28, 1997 have been restated to present the results of Shared Technologies Fairchild Inc. and Fairchild Technologies as discontinued operations.

2.   BUSINESS COMBINATIONS

      The Company has accounted for the following acquisitions by using the purchase method. The respective purchase price is assigned to the net assets acquired based on the fair value of such assets and liabilities at the respective acquisition dates.

      On November 28, 1997, the Company acquired AS+C GmbH, Aviation Supply + Consulting ("AS+C") in a business combination accounted for as a purchase (the "AS+C Acquisition"). The total cost of the acquisition was $13,630, which exceeded the fair value of the net assets of AS+C by approximately $7,735, which is preliminarily being allocated as goodwill and amortized using the straight-line method over 40 years. The Company purchased AS+C with cash borrowings. AS+C is an aerospace parts, logistics, and distribution company primarily servicing the European original equipment manufacturers ("OEM's") market.

      On March 2, 1998, the Company consummated the acquisition of Edwards and Lock Management Corporation, doing business as Special-T Fasteners ("Special-T"), in a business combination accounted for as a purchase (the "Special-T Acquisition"). The contractual purchase price for the acquisition was valued at approximately $49,055, of which 50.1% was paid in shares of Class A Common Stock of the Company and 49.9% was paid in cash. The total cost of the acquisition exceeded the fair value of the net assets of Special-T by approximately $23,360, which is preliminarily being allocated as goodwill, and amortized using the straight-line method over 40 years. Special-T manages the logistics of worldwide distribution of Company manufactured precision fasteners to customers in the aerospace industry, government agencies, OEM's, and other distributors.

     On January 13, 1998, Banner completed the disposition of substantially all of the assets and certain liabilities of certain subsidiaries to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers"), in exchange for shares of AlliedSignal Inc. common stock with an aggregate value equal to $369,000 (the "Banner Hardware Group Disposition"). The assets transferred to the Buyers consist primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners, and its PacAero unit. Approximately $196,000 of the common stock received from the Buyers was used to repay outstanding term loans of Banner's subsidiaries and related fees. The Company accounts for its remaining investment in AlliedSignal Inc. common stock as an available-for-sale security.

3.   DISCONTINUED OPERATIONS

      For the Company's fiscal years ended June 30, 1996, 1997, 1998, and for the first quarter of Fiscal 1999, Fairchild Technologies
("Technologies") had pre-tax operating losses of approximately $1.5 million, $3.6 million, $48.7 million, and $8.2 million, respectively. The remaining provision for operating losses over the next four months at Technologies is $2,892 (net of an income tax benefit of $1,735). Additional information regarding discontinued operations is set forth in Footnote 4 of the Consolidated Financial Statements of the Company's June 30, 1998 Form 10-K.

4.   PRO FORMA FINANCIAL STATEMENTS

      The unaudited pro forma consolidated financial information for the three months ended September 28, 1997, provide the results of the Company's operations as though the Banner Hardware Group Disposition, the Special-T Acquisition, and the AS+C Acquisition had been in effect since the beginning of the Fiscal 1998 period. The pro forma information is based on the historical financial statements of the Company, Banner, Special-T, and AS+C giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made, including reduced interest expense for revised debt structures and estimates of changes to goodwill amortization. The following unaudited pro forma information are not necessarily indicative of the results of operations that actually would have occurred if the transactions had been in effect since the beginning of the three month period ended September 28, 1997, nor are they indicative of future results of the Company.

                                          September 28, 1997

 Net sales                               $143,621
 Gross profit                              29,609
 Loss from continuing operations           (1,206)
 Loss from continuing operations per     $  (0.03)

      The pro forma financial information has not been adjusted for non-recurring income and gains from disposal of discontinued operations that have occurred or are expected to occur from these transactions within the ensuing year.

5.   EQUITY SECURITIES

      The Company had 19,504,256 shares of Class A common stock and 2,624,662 shares of Class B common stock outstanding at September 27, 1998. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. Shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. Shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. For the three months ended September 27, 1998, 6,500 shares of Class A Common Stock were issued as a result of the exercise of stock options, and shareholders converted 54 shares of Class B common stock into Class A common stock. In accordance with terms of the Special-T Acquisition, as amended, the Company issued 9,911 restricted shares of the Company's Class A Common Stock for additional merger consideration during the three months ended September 27, 1998. Additionally, the Company's Class A common stock outstanding was effectively reduced as a result of 940,800 shares purchased by Banner during the three months ended September 27, 1998. The shares purchased by Banner are considered as treasury stock for accounting purposes.

6.   RESTRICTED CASH

      On September 27, 1998, the Company did not have any restricted cash. On June 30, 1998, the Company had restricted cash of approximately $746, all of which was maintained as collateral for certain debt facilities.

7.   SUMMARIZED STATEMENT OF EARNINGS INFORMATION

       The   following  table  presents  summarized  historical   financial
information,  on  a  combined  100%  basis,  of  the  Company's   principal
investments, which are accounted for using the equity method.

                                        For the Three Months Ended
                                      September 28,  September 27,
                                          1997           1998

Net sales                              $   34,234     $    29,416
Gross profit                               13,387          11,492
Earnings from continuing operations         5,330           5,728
Net earnings                                5,330           5,728

      The Company owns approximately 31.9% of Nacanco Paketleme common stock. The Company recorded equity earnings of $1,100 (net of an income tax provision of $592) and $1,182 (net of an income tax provision of $636) from this investment for the three months ended September 28, 1997 and September 27, 1998, respectively.

8.   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

      On  September 27, 1998, the Company had $31,977 of minority interest,
of   which   $31,968   represents  Banner.   Minority   shareholders   hold
approximately 17% of Banner's outstanding common stock.

9.   EARNINGS PER SHARE

      The following table illustrates the computation of basic and diluted earnings per share:

(In thousands, except per share data)  For the Three Months Ended
                                       9/28/97    9/27/98
Basic earnings per share:
 Earnings from continuing operations   $ 1,229    $ 1,190
 Weighted average common shares
outstanding                             16,633     22,401
 Basic earnings per share:
 Basic earnings from continuing
operations per share                   $  0.07    $  0.05

Diluted earnings per share:
 Earnings from continuing operations   $ 1,229    $ 1,190
 Weighted average common shares
outstanding                             16,633     22,401
 Options                                   588        416
 Warrants                                  367        184
 Total shares outstanding               17,588     23,001
 Diluted earnings from continuing
operations per share                   $  0.07    $  0.05

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

      As of September 27, 1998, the consolidated total recorded liabilities of the Company for environmental matters approximated $8,861, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $15,000 if execution would be required in accordance with the current application of legislation.

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

             ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. On November 15, 1990, the Company changed its name from Banner Industries, Inc. to The Fairchild Corporation. The Company is the owner of 100% of RHI Holdings, Inc. ("RHI") and the majority owner of Banner Aerospace, Inc. ("Banner"). RHI is the owner of 100% of Fairchild Holding Corp. ("FHC"). The Company's principal operations are conducted through Banner and FHC. The Company holds a significant equity interest in Nacanco Paketleme ("Nacanco"), and, during the period covered by this report, held a significant equity interest in Shared Technologies Fairchild Inc. ("STFI"). (See Note 4 to the June 30, 1998 Form 10-K Consolidated Financial Statements, as to the disposition of the Company's interest in STFI.)

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

RESULTS OF OPERATIONS

Business Combinations

      The following business combinations completed by the Company over the past twelve months significantly effect the comparability of the results from the current period to the prior period.

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

      On November 28, 1997, the Company acquired AS+C GmbH, Aviation Supply + Consulting ("AS+C") in a business combination accounted for as a purchase. The total cost of the acquisition was $13.6 million, which exceeded the fair value of the net assets of AS+C by approximately $7.7 million, which is preliminarily being allocated as goodwill and amortized using the straight-line method over 40 years. The Company purchased AS+C with cash borrowed. AS+C is an aerospace parts, logistics, and distribution company primarily servicing the European OEM market.

     On January 13, 1998, Banner completed the disposition of substantially all of the assets and certain liabilities of certain subsidiaries to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers"), in exchange for shares of AlliedSignal Inc. common stock with an aggregate value equal to $369 million (the "Banner Hardware Group Disposition"). The assets transferred to the Buyers consist primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners, and its PacAero unit. Approximately $196 million of the common stock received from the Buyers was used to repay outstanding term loans of Banner's subsidiaries and related fees. The Company accounts for its remaining investment in AlliedSignal Inc. common stock as an available-for-sale security.

      On March 2, 1998, the Company consummated the acquisition of Edwards and Lock Management Corporation, doing business as Special-T Fasteners ("Special-T"), in a business combination accounted for as a purchase (the "Special-T Acquisition"). The contractual purchase price for the acquisition was valued at approximately $49.1 million, of which 50.1% was paid in shares of Class A Common Stock of the Company and 49.9% was paid in cash according to terms specified in the acquisition agreement. The total cost of the acquisition exceeded the fair value of the net assets of Special-T by approximately $23.4 million, which is preliminarily being allocated as goodwill, and amortized using the straight-line method over 40 years. Special-T manages the logistics of worldwide distribution of Company manufactured precision fasteners to customers in the aerospace industry, for government agencies, original equipment manufacturers, and other distributors.

Consolidated Results

      The  Company  currently reports in two principal  business  segments:
Aerospace Fasteners and Aerospace Distribution. The results of the Gas Springs Division are included in the Corporate and Other classification. The following table illustrates the historical sales and operating income of the Company's operations for the three months ended September 27, 1998 and September 28, 1997, respectively.

(In thousands)                         Three Months Ended
                                        Sept. 28 Sept. 27
                                        1997     1998

 Sales by Segment:
   Aerospace Fasteners              $ 76,847  $ 96,558
   Aerospace Distribution            122,914    50,528
   Corporate and Other                 1,362     1,453
   Intersegment Eliminations (a)      (6,761)        -
 TOTAL SALES                        $194,362  $148,539

 Operating Results by Segment:
   Aerospace Fasteners              $  2,510  $  7,830
   Aerospace Distribution              9,371     1,718
   Corporate and Other                 1,075    (3,909)
 OPERATING INCOME                   $ 12,956  $  5,639

(a) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.

      The following table illustrates sales and operating income of the Company's operations by segment, on an unaudited pro forma basis, as though the Banner Hardware Group Disposition, the Special-T Acquisition, and the AS+C Acquisition had been in effect for the three months ended September 28, 1997. The pro forma information is based on the historical financial statements of the Company, Banner, Special-T, and AS+C giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations that would actually have occurred if the transactions had been in effect since the beginning of each period, nor is it necessarily indicative of future results of the Company.

(In thousands)                           Sept. 28
                                           1997

 Sales by Segment:
   Aerospace Fasteners                $ 85,824
   Aerospace Distribution               56,435
   Corporate and Other                   1,362
 TOTAL SALES                          $143,621

 Operating Results by Segment:
   Aerospace Fasteners                $  4,469
   Aerospace Distribution                3,372
   Corporate and Other                   1,240
 OPERATING INCOME                     $  9,081

      Net sales of $148.5 million in the first quarter of Fiscal 1999 decreased by $45.8 million, or 23.6%, compared to sales of $194.4 million in the first quarter of Fiscal 1998. This decrease is primarily attributable to the loss of revenues resulting from the Banner Hardware Group Disposition. Approximately 7.2% of the current three months sales growth was stimulated by the commercial aerospace industry. Recent acquisitions contributed approximately 3.4% to the sales growth, while divestitures decreased growth by approximately 34.2%. On a pro forma basis, net sales increased 3.4% for the three months ended September 27, 1998 compared to the three months ended September 28, 1997.

     Gross margin as a percentage of sales was 23.8% and 23.3% in the first quarter of Fiscal 1998 and 1999, respectively. The lower margins in the Fiscal 1999 period is attributable to a change in product mix in the Aerospace Distribution segment as a result of the Banner Hardware Group Disposition. Partially offsetting overall lower margins were improved margins within the Aerospace Fasteners segment resulting from efficiencies associated with increased production, improved skills of the work force, and reduction in the payment of overtime.

      Selling, general & administrative expense as a percentage of sales remained stable at 18.9% in both the first quarter of Fiscal 1998 and 1999.

      Other income decreased $4.1 million in the first quarter of Fiscal 1999, compared to the first quarter of Fiscal 1998. The Company recognized $4.4 million of income in the prior period from the sale of air rights over a portion of the property the Company owns and is developing in Farmingdale, New York.

      Operating income of $5.6 million in the first quarter of Fiscal 1999 decreased 56.5%, compared to operating income of $13.0 million in the first quarter of Fiscal 1998. This decrease is primarily attributable to the loss of operating income resulting from the Banner Hardware Group Disposition and the decrease in other income.

      Net interest expense decreased $5.7 million, or 45.5%, in first quarter of Fiscal 1999 compared to the first quarter of Fiscal 1998. The decreases were due to a series of transactions that significantly reduced the Company's total debt.

      Minority interest decreased by $0.9 million in the first quarter of Fiscal 1998, as a result of lower earnings contributed by Banner and the increase in the Company's ownership of Banner as a result of the Exchange Offer.

      An income tax provision of $0.3 million in the first three months of Fiscal 1999 represented a 45.0% effective tax rate on pre-tax earnings from continuing operations (excluding equity in earnings of affiliates and minority interest) of $0.6 million. The tax provision was higher than the statutory rate because amortization of goodwill is not deductible for income tax purposes.

      Included in loss from discontinued operations for the three months ended September 28, 1997, are the results of Fairchild Technologies ("Technologies") and the Company's equity in earnings of STFI prior to the STFI Merger.

     Net earnings of $1.2 million in the first three months ended September 27, 1998, improved by $0.7 million compared to the $0.5 million net earnings recorded in the three months ended September 28, 1997.

      Comprehensive income (loss) includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available-for-sale investment securities. The fair market value of unrealized holding securities declined by $30.4 million in the three months ended September 27, 1998, primarily as a result of a decrease in the value of AlliedSignal common stock which was received from the Banner Hardware Group Disposition.

Segment Results

Aerospace Fasteners Segment

      Sales in the Aerospace Fasteners segment increased by $19.7 million, or 25.6%, in the first quarter of Fiscal 1999, compared to the first quarter of Fiscal 1998, reflecting growth experienced in the commercial aerospace industry combined with the effect of acquisitions. Approximately 17.0% of the increase in sales in the current three-month period resulted from internal growth, while acquisitions contributed approximately 8.6% to the increase. New orders have leveled off in recent months. Backlog was reduced to $166 million at September 27, 1998, down from $177 million at June 30, 1998. On a pro forma basis, including the results from acquisitions in the prior period, sales increased 12.5% in the first quarter of Fiscal 1999, compared to the same period in the prior year.

      Operating income improved by $5.3 million, or 212%, in the first quarter of Fiscal 1999, compared to the first quarter of Fiscal 1998. Acquisitions and marketing changes were contributors to this improvement. Approximately 101.8% of the increase in operating income during the first quarter of Fiscal 1999 reflected internal growth, while acquisitions contributed approximately 110.2% to the increase. The Company anticipates that manufacturing and productivity efficiencies will further improve operating income in the coming months. On a pro forma basis, operating income increased $3.4 million, or 75.2%, for the three months ended September 27, 1998, compared to the three months ended September 28, 1997.

Aerospace Distribution Segment

      Aerospace Distribution sales decreased by $72.4 million, or 58.9% in the first quarter Fiscal 1999, compared to the first quarter Fiscal 1998, due primarily to the loss of revenues as a result of the Banner Hardware Group Disposition. Of the decrease in sales in the current three-month period approximately 54.1% resulted from divestitures, and approximately 4.8% resulted from a decrease in internal growth. On a pro forma basis, excluding sales contributed by dispositions, sales decreased 10.5% in the first quarter of Fiscal 1999, compared to the same period in the prior year.

      Operating income decreased $7.6 million, in the first quarter of Fiscal 1999, compared to the same period of the prior year, due primarily to the Banner Hardware Group Disposition. On a pro forma basis, excluding results contributed by dispositions, operating income decreased $1.7 million in the first quarter of Fiscal 1999, compared to the first quarter of Fiscal 1998.

Corporate and Other

      The Corporate and Other classification includes the Gas Springs Division and corporate activities. The group reported a slight increase in sales in the first quarter of Fiscal 1999, compared to first quarter in Fiscal 1998. An operating loss of $4.0 million in the first quarter of Fiscal 1999 was $5.0 million lower than operating income of $1.0 million reported in the first quarter of Fiscal 1998. The comparable period in the prior year included other income of $4.4 million realized as a result the sale of air rights over a portion of the property the Company owns and is developing in Farmingdale, New York.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Total capitalization as of September 27, 1998 and June 30, 1998 amounted to $782.2 million and $789.6 million, respectively. The changes in capitalization included an increase in debt of $35.1 million and a decrease in equity of $42.5 million. The increase in debt was primarily the result of additional borrowings for investment purposes and the purchase of the Company's common stock. The decrease in equity was primarily due to an $18.7 million increase in the Company's treasury stock and a $30.4 million net unrealized loss recorded from the decline in the market value of available-for-sale securities, partially offset by a $5.2 million increase in foreign currency translation adjustment.

      The Company maintains a portfolio of investments classified as available-for-sale securities, which had a fair market value of $193.9 million at September 27, 1998. The market value of these investments depreciated $49.7 million in the first quarter of Fiscal 1999 and there is risk associated with market fluctuations inherent to stock investments. Additionally, because the Company's portfolio is small and predominately consists of a large position in AlliedSignal Inc. common stock, large swings in the value of the portfolio should be expected. In the quarter ended September 27, 1998, the Company reclassified a large portion of its investment portfolio to current assets as a result of an increased probability that these investments will be liquidated during the next twelve months, subject to market conditions.

      Net  cash  used  by operating activities for the three  months  ended
September 27, 1998 and September 28, 1997 was $9.2 million and $35.3 million, respectively. The primary use of cash for operating activities in the first quarter of Fiscal 1999 was an increase in inventories of $20.8 million and a decrease in accounts payable and accrued liabilities of $10.8 million, which were partially offset by a $20.7 decrease in accounts receivable and other current assets. The primary use of cash for operating activities in the first quarter of Fiscal 1998 was an increase in inventories of $16.9 million and accounts receivable of $4.1 million and a decrease in accounts payable and other accrued liabilities of $14.1 million.

     Net cash provided from investing activities for the three months ended September 27, 1998 and September 28, 1997, amounted to $9.4 million and $2.5 million, respectively. In the first quarter of Fiscal 1999, capital expenditures were the primary use of cash from investing activities. In the first quarter of Fiscal 1998, the primary use of cash from investing activities were capital expenditures of $9.1 million partially offset by $7.8 million of net proceeds received from investment liquidations.

      Net cash provided by financing activities for the three months ended September 27, 1998 and September 28, 1997, amounted to $16.6 million and $27.6 million, respectively. Cash provided by financing activities in the first quarter of Fiscal 1999 included $41.4 million net increase from the issuance of additional debt, partially offset by the repayment of debt and the $18.7 million purchase of treasury stock. The primary source of cash provided by financing activities in the first quarter of Fiscal 1998 was the net proceeds received from the issuance of additional debt of $95.1 million, partially offset by cash used for the repayment of debt and the repurchase of debentures of $67.6 million.

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

      For the Company's fiscal years ended June 30, 1996, 1997, 1998, and for the first quarter of Fiscal 1999, Fairchild Technologies
("Technologies") had pre-tax operating losses of approximately $1.5 million, $3.6 million, $48.7 million, and $8.2 million, respectively. In addition, as a result of the downturn in the Asian markets, Technologies has experienced delivery deferrals, reduction in new orders, lower margins and increased price competition. In response, in February 1998, the Company adopted a formal plan to enhance the opportunities for the disposition of Technologies, while improving the ability of Technologies to operate more efficiently. The plan includes a reduction in production capacity, work force, and the pursuit of potential vertical and horizontal integration with peers and competitors of the two divisions that constitute Technologies, or the inclusion of those divisions in a spin-off. If the Company elects to include Technologies in a spin-off, the Company believes that it would be required to contribute substantial additional resources to allow Technologies the liquidity necessary to sustain and grow both the Fairchild Technologies' operating divisions.

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

      The Company has conditioned the Spin-Off distribution upon, among other things, (i) approval of the Spin-Off by the Company's shareholders;
(ii) receiving confirmation that the distribution will qualify as a tax-free transaction under Section 355 of the Internal Revenue Code of 1986, as amended; (iii) the transfer of assets and liabilities, contemplated by an agreement to be entered into between the Company and Spin-Co, having been consummated in all material respects; (iv) the Spin-Co Class A Common Stock having been approved for listing on the New York Stock Exchange; (v) a Form 10 registration statement with respect to Spin-Co Class A Common Stock becoming effective under the Securities Exchange Act of 1934, as amended; and (vi) receipt of a satisfactory solvency opinion for each entity. Although the Company's ability to effect the Spin-Off is uncertain, the Company may effect the Spin-Off as soon as it is reasonably practicable following receipt of the aforementioned items relating to Spin-Co and all necessary governmental and third party approvals. In order to effect the Spin-Off, approval is required from the board of directors of the Company. The composition of the assets and liabilities to be included in Spin-Co, and accordingly the ability of the Company to consummate the Spin-Off, is contingent, among other things, on obtaining consents and waivers under the Company's New Credit Facility. In addition, the Company may encounter unexpected delays in effecting the Spin-Off, and the Company can make no assurance as to the timing thereof. In addition, prior to the consummation of the Spin-Off, the Company may sell, restructure or otherwise change the assets and liabilities that will be in Spin-Co, or for other reasons elect not to consummate the Spin-Off. Because circumstances may change and because provisions of the Internal Revenue Code of 1986, as amended, may be further amended from time to time, the Company may, depending on various factors, restructure or delay the timing of the Spin-Off to minimize the tax consequences thereof to the Company and its shareholders. Consequently, there can be no assurance that the Spin-Off will ever occur.

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

      The Company has retained both technical review and modification consultants to help it assess its Year 2000 readiness. Working with these consultants and other advisors, the Company has formulated a plan to address Year 2000 issues. Under this plan, the Company's systems are being modified or replaced, or will be modified or replaced, as necessary, to render them, as far as possible, Year 2000 compliant. Substantially all of the material systems within the Aerospace Fasteners segment are currently Year 2000 compliant. Within the Aerospace Distribution segment and at Fairchild Technologies, the Company intends to replace and upgrade a number of important systems that are not Year 2000 compliant, and is assessing the extent to which current product inventories may include embedded technology that is not Year 2000 compliant. The Company expects to complete initial testing of its most critical information technology and related systems by June 30, 1999, and anticipates that it will complete its Year 2000 preparations by October 31, 1999. The Company could be subject to liability to customers and other third parties if its systems are not Year 2000 compliant, resulting in possible legal actions for breach of contract, breach or warranty, misrepresentation, unlawful trade practices and other harm.

     In addition, the Company is continually attempting to assess the level of Year 2000 preparedness of its key suppliers, distributors, customers and service providers. To this end, the Company has sent, and will continue to send, letters, questionnaires and surveys to its significant business partners inquiring about their Year 2000 efforts. If a significant business partner of the Company fails to be able to supply to, or accept from, the company, business services or products, for a material period, the Company could suffer a material loss of business or incur material expenses.

      The Company is also developing and evaluating contingency plans to deal with events affecting the Company or one of its business partners arising from significant Year 2000 problems. These contingency plans include identifying alternative suppliers, distribution networks and service providers.

      Although the Company's Year 2000 assessment, implementation and contingency planning is not yet complete, the Company does not now believe that Year 2000 issues will materially affect its business, results of operations or financial condition. However, the Company's Year 2000 efforts may not be successful in every respect. To date, the Company has incurred approximately $0.5 million in costs that are directly attributable to addressing Year 2000 issues. Management currently estimates that the Company will incur between $2 million and $3 million in additional costs during the next 15 months relating to the Year 2000 problem.

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

    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                             Expected Fiscal Year Maturity Date
                         1999   2000    2001   2002     2003  Thereafter

Interest Rate Swaps:
   Variable to Fixed       -   20,000  60,000    -       -    100,000
   Average cap rate        -    7.25%   6.81%    -       -     6.49%
   Average floor rate      -    5.84%   5.99%    -       -     6.24%
   Weighted average rate   -    4.93%   4.86%    -       -     5.35%
   Fair Market Value       -    (157)   (433)    -       -    (10,763)

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      The information required to be disclosed under this Item is set forth in Footnote 10 (Contengencies) of the Consolidated Financial Statements (Unaudited) included in this Report.

Item 2. Changes in Securities and Use of Proceeds

      On September 25, 1998, in accordance with the terms of the Special-T Acquisition, the Company issued 9,911 restricted shares of the Company's Class A Common Stock to Robert E. Edwards, as additional merger consideration. Information regarding the Special-T Acquisition is set forth in Footnote 2 (Business Combinations) of the Consolidated Financial Statements (Unaudited) included in this Report.

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

      Mr. Steiner has been cited by a French prosecutor to appear on November 23, 1998, before the Tribunal de Grande Instance de Paris, to answer a charge of knowingly benefiting in 1990, from a misuse by Mr. Bidermann of corporate assets of Societe Generale Mobiliere et Immobiliere, a French corporation in which Mr. Bidermann is believed to have been the sole shareholder.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

*10.1   Third amendment dated September 25, 1998 to the Agreement and  plan of Merger dated January 28, 1998, as
             amended on February 20, 1998, and March 2, 1998, between the Company and the shareholders' of Special-T
            Fasteners.

*27       Financial Data Schedules.

* - Filed herewith

     (b) Reports on Form 8-K:

             There have been no reports on Form 8-K filed during the quarter.

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




Date:                    November 11, 1998