Form 10-Q
period 1998-12-27
FAIRCHILD CORP
filed 1999-02-05
CIK 9779

36

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the Quarterly Period Ended December 27, 1998

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

                                YES    X       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
               Title of Class                           January 31, 1998
     Class A Common Stock, $0.10 Par Value              19,222,606
     Class B Common Stock, $0.10 Par Value               2,624,062

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                           Page
PART I.               FINANCIAL INFORMATION

Item 1.Condensed Consolidated Balance Sheets as of June 30, 1998 and
       December 27, 1998 (Unaudited)                                        3

       Consolidated Statements of  Earnings for the Three and Six Months
       ended December 28, 1997 and December 27, 1998 (Unaudited)            5

       Condensed Consolidated Statements of Cash Flows for the Six Months
       ended December 28, 1997 and December 27, 1998 (Unaudited)            7

       Notes to Condensed Consolidated Financial Statements (Unaudited)     8

Item 2.Management's Discussion and Analysis of Results of Operations and
       Financial Condition                                                  13

Item 3.Quantitative and Qualitative Disclosure About Market Risk            22


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                23

Item 2 Changes in Securities and Use of Proceeds                            23

Item 4.Submission of Matters to a Vote of Security Holders                  23

Item 5.   Other Information                                                 24

Item 6.   Exhibits and Reports on Form 8-K                                  24

* For purposes of Part I and this Form 10-Q, the term "Company" means The Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild Corporation, unless otherwise indicated.

                         PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 June 30, 1998 and December 27, 1998 (Unaudited)
                                 (In thousands)


                                     ASSETS

                                         June 30,    Dec. 27,
                                           1998        1998
CURRENT ASSETS:                             (*)
Cash and cash equivalents, $746 and $0
restricted                             $   49,601   $  16,063
Short-term investments                      3,962     216,260
Accounts receivable-trade, less           120,284      95,435
allowances of $5,655 and $3,079
Inventories:
   Finished goods                         187,205     146,466
   Work-in-process                         20,642      19,074
   Raw materials                            9,635       9,142
                                          217,482     174,682
Net current assets of discontinued         11,613       1,670
operations
Prepaid expenses and other current         53,081      52,870
assets
Total Current Assets                      456,023     556,980

Property, plant and equipment, net of
accumulated
  depreciation of $82,968 and $98,382     118,963     124,446
Net assets held for sale                   23,789      20,794
Net noncurrent assets of discontinued       8,541      10,945
operations
Cost in excess of net assets acquired
(Goodwill), less
  accumulated amortization of $42,079     168,307     167,262
and $43,581
Investments and advances, affiliated       27,568      28,416
companies
Prepaid pension assets                     61,643      62,246
Deferred loan costs                         6,362       5,879
Long-term investments                     235,435      36,398
Other assets                               50,628      70,275
TOTAL ASSETS                           $1,157,259  $1,083,641





*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 June 30, 1998 and December 27, 1998 (Unaudited)
                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,    Dec. 27,
                                           1998        1998
CURRENT LIABILITIES:                        (*)
Bank notes payable and current
maturities of long-term debt            $  20,665   $  25,287
Accounts payable                           53,859      36,511
Accrued salaries, wages and commissions    23,613      19,837
Accrued employee benefit plan costs         1,463       1,741
Accrued insurance                          12,575      12,234
Accrued interest                            2,303       1,581
Other accrued liabilities                  52,789      56,424
Income taxes                               28,311       8,397
Total Current Liabilities                 195,578     162,012

LONG-TERM LIABILITES:
Long-term debt, less current maturities   295,402     278,229
Other long-term liabilities                23,767      24,707
Retiree health care liabilities            42,103      43,127
Noncurrent income taxes                    95,176     107,871
Minority interest in subsidiaries          31,674      28,075
TOTAL LIABILITIES                         683,700     644,021

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value;
authorized 40,000 shares, 26,709
(26,679 in June) shares issued and
19,219 (20,429 in June) shares
outstanding                                 2,667       2,671
Class B common stock, $0.10 par value;
authorized 20,000 shares, 2,624
(2,625 in June) shares issued
issued and outstanding                        263         263
Paid-in capital                           195,112     195,291
Retained earnings                         311,039     294,222
Cumulative other comprehensive income      16,386      21,183
Treasury Stock, at cost, 7,490
(6,250 in June) shares of Class A
common stock                              (51,908)    (74,009)
TOTAL STOCKHOLDERS' EQUITY                473,559     439,620
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $1,157,259  $1,083,641


*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED STATEMENTS OF EARNINGS (Unaudited)
  For The Three (3) and Six (6) Months Ended December 28, 1997 and December 27,
                                      1998
                      (In thousands, except per share data)


                                    Three Months Ended   Six Months Ended
                                     12/28/97  12/27/98  12/28/97 12/27/98
REVENUE:
   Net sales                         $208,616 $151,181  $402,978 $299,720
   Other income, net                       49      350     4,604      769

                                      208,665  151,531   407,582  300,489
 COSTS AND EXPENSES:
   Cost of goods sold                 151,794  113,799   299,827  227,666
   Selling, general & administrative   42,259   27,272    78,968   55,446
   Amortization of goodwill             1,387    1,360     2,606    2,638

                                      195,440  142,431   381,401  285,750

 OPERATING INCOME                      13,225    9,100    26,181   14,739

 Interest expense                      15,683    7,770    28,658   15,206
 Interest income                         (524)    (476)     (914)  (1,059)
 Net interest expense                  15,159    7,294    27,744   14,147
 Investment income (loss)              (7,077)  (1,027)   (5,180)     834
 Non-recurring loss on disposition
of subsidiary                               -  (19,320)         - (19,320)
 Loss from continuing operations
before taxes                           (9,011) (18,541)   (6,743) (17,894)
 Income tax benefit                     4,869    6,724     3,863    6,433
 Equity in earnings of affiliates,
net                                       279       652    1,379    1,689
 Minority interest, net                  (742)    2,338   (1,875)   2,135
 Loss from continuing operations       (4,605)  (8,827)   (3,376)  (7,637)
 Loss from discontinued operations,
net                                    (1,945)       -    (2,682)        -
 Gain (loss) on disposal of
discontinued operations, net           29,974  (9,180)    29,974  (9,180)
 Extraordinary items, net              (3,024)        -   (3,024)        -
 NET EARNINGS (LOSS)                $  20,400 $(18,007)  $20,892 $(16,817)
 Other comprehensive income (loss),
net of tax:
 Foreign currency translation
adjustments                           (2,567)    2,306   (1,572)    7,552
 Unrealized holding gains (losses)
on securities                               -   27,633         -  (2,755)
 Other comprehensive income (loss)    (2,567)   29,939   (1,572)    4,797
 COMPREHENSIVE INCOME (LOSS)        $ 17,833  $ 11,932 $ 19,320  $(12,020)










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED STATEMENTS OF EARNINGS (Unaudited)
  For The Three (3) and Six (6) Months Ended December 28, 1997 and December 27,
                                      1998
                      (In thousands, except per share data)


                                     Three Months Ended  Six Months Ended
                                     12/28/97  12/27/98  12/28/97 12/27/98
BASIC EARNINGS PER SHARE:
Loss from continuing operations      $ (0.27)  $(0.40)   $(0.20)  $(0.35)
Loss from discontinued operations,
net                                    (0.11)        -    (0.16)        -
Gain (loss) on disposal of
discontinued operations, net            1.75    (0.42)     1.78    (0.41)
Extraordinary items, net               (0.18)       -     (0.18)       -
NET EARNINGS (LOSS)                   $ 1.19   $(0.82)   $ 1.24   $(0.76)
 Other comprehensive income (loss),
net of tax:
 Foreign currency translation
adjustments                           $(0.15)  $  0.11   $(0.09)  $  0.34
 Unrealized holding losses on
securities arising during the period        -     1.26         -   (0.12)
 Other comprehensive income (loss)    (0.15)      1.37    (0.09)     0.22
 COMPREHENSIVE INCOME (LOSS)          $1.04    $  0.55   $ 1.15   $ (0.54)

DILUTED EARNINGS PER SHARE:
Loss from continuing operations       $(0.27)  $ (0.40)  $ (0.20) $ (0.35)
Loss from discontinued operations,
net                                    (0.11)        -    (0.16)        -
Gain (loss) on disposal of
discontinued operations, net            1.75   (0.42)       1.78   (0.41)
Extraordinary items, net               (0.18)        -     (0.18)        -
NET EARNINGS (LOSS)                    $1.19  $ (0.82)    $ 1.24  $(0.76)
 Other comprehensive income (loss),
net of tax:
 Foreign currency translation
adjustments                           $(0.15)  $ 0.11    $ (0.09) $  0.34
 Unrealized holding losses on
securities arising during the period        -     1.26         -    (0.12)
 Other comprehensive income (loss)      (0.15)    1.37    (0.09)     0.22
 COMPREHENSIVE INCOME (LOSS)           $ 1.04   $ 0.55    $1.15    $(0.54)
Weighted average shares outstanding:
  Basic                                17,088   21,872    16,864   22,129
  Diluted                              17,088   21,872    16,864   22,129














The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
      For The Six (6) Months Ended December 28, 1997 and December 27, 1998
                                 (In thousands)

                                                For the Six Months Ended
                                                 12/28/97   12/27/98
Cash flows from operating activities:
       Net earnings (loss)                      $  20,892  $(16,817)
       Depreciation and amortization               11,632     9,503
       Accretion of discount on long-term
liabilities                                         1,686     2,578
       Net loss on divestiture of subsidiary            -    13,500
       Net gain on disposal of discontinued
operations                                        (29,974)        -
       Extraordinary items, net of cash payments    3,024         -
       Distributed (undistributed) earnings of
affiliates, net                                       344     (777)
       Minority interest                            1,875   (2,135)
       Change in assets and liabilities           (96,975)  (34,110)
       Non-cash charges and working capital
changes of discontinued operations                 (4,349)   (8,559)
       Net cash used for operating activities     (91,845)  (36,817)
Cash flows from investing activities:
       Purchase of property, plant and equipment  (15,964)  (13,574)
       Acquisition of subsidiaries, net of cash
acquired                                          (11,774)        -
       Proceeds received from (used for)
investment securities, net                          5,786   (15,648)
       Net proceeds received from the divestiture       -    60,397
of subsidiary
       Net proceeds received from the disposal of  84,733         -
discontinued operations
       Changes in net assets held for sale          (324)     3,335
       Other, net                                    179        238
       Investing activities of discontinued
operations                                        (3,119)     (223)
       Net cash provided by investing activities
                                                   59,517    34,525
Cash flows from financing activities:
       Proceeds from issuance of debt             143,712    55,777
       Debt repayments and repurchase of
debentures, net                                  (145,130)   (69,375)
       Issuance of Class A common stock            53,921       182
       Purchase of treasury stock                      -    (22,101)
       Financing activities of discontinued
operations                                              -       121
       Net cash provided by (used for) financing
activities                                         52,503   (35,396)
      Effect of exchange rate changes on cash        (688)    4,150
      Net change in cash and cash equivalents      19,487   (33,538)
      Cash and cash equivalents, beginning of the
year                                               19,420    49,601
      Cash and cash equivalents, end of the
period                                           $ 38,907  $  16,063









The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                        (In thousands, except share data)

1.   FINANCIAL STATEMENTS

     The consolidated balance sheet as of December 27, 1998 and the consolidated statements of earnings and cash flows for the six months ended December 28, 1997 and December 27, 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 27, 1998, and for all periods presented, have been made. The balance sheet at June 30, 1998 was condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 Annual Report on Form 10-K and the Banner Aerospace, Inc. ("Banner") March 31, 1998 Annual Report on Form 10-K. The results of operations for the period ended December 27, 1998 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

2.   BUSINESS COMBINATIONS

      The Company has accounted for the following acquisitions by using the purchase method. The respective purchase price is assigned to the net assets acquired based on the fair value of such assets and liabilities at the respective acquisition dates.

      On November 28, 1997, the Company acquired AS+C GmbH, Aviation Supply + Consulting ("AS+C") in a business combination accounted for as a purchase. The total cost of the acquisition was $14.0 million, which exceeded the fair value of the net assets of AS+C by approximately $8.1 million, which is allocated as goodwill and amortized using the straight-line method over 40 years. The Company purchased AS+C with cash borrowings. AS+C is an aerospace parts, logistics, and distribution company primarily servicing the European original equipment manufacturers ("OEM's") market.

      On March 2, 1998, the Company consummated the acquisition of Edwards and Lock Management Corporation, doing business as Special-T Fasteners ("Special-T"), in a business combination accounted for as a purchase. The cost of the acquisition was approximately $50.0 million, of which 50.1% of the contractual purchase price was paid in shares of Class A Common Stock of the Company and 49.9% was paid in cash. The total cost of the acquisition exceeded the fair value of the net assets of Special-T by approximately $23.6 million, which is preliminarily being allocated as goodwill, and amortized using the straight-line method over 40 years. Special-T manages the logistics of worldwide distribution of Company manufactured precision fasteners to customers in the aerospace industry, government agencies, OEM's, and other distributors.

      On January 13, 1998, Banner completed the disposition of substantially all of the assets and certain liabilities of certain subsidiaries to AlliedSignal Inc., in exchange for shares of AlliedSignal Inc. common stock with an aggregate value equal to $369 million. The assets transferred to AlliedSignal Inc. consisted primarily of Banner's hardware group, which included the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners, and its PacAero unit. Approximately $196 million of the common stock received from AlliedSignal Inc. was used to repay outstanding term loans of Banner's subsidiaries and related fees. The Company accounts for its remaining investment in AlliedSignal Inc. common stock as an available-for-sale security.

      On December 31, 1998, Banner consummated the sale of Solair, Inc., it's largest subsidiary in the rotables group, to Kellstrom Industries, Inc. (''Kellstrom''), in exchange for approximately $57.0 million in cash and a warrant to purchase 300,000 shares of common stock of Kellstrom. As a result of this transaction, the Banner recorded a non-recurring pre-tax loss of approximately $19.3 million in the current quarter.

3.   DISCONTINUED OPERATIONS

     For the Company's fiscal years ended June 30, 1996, 1997, 1998, and for the first six months of fiscal 1999, Fairchild Technologies ("Technologies") had pre-tax operating losses of approximately $1.5 million, $3.6 million, $48.7 million,and $16.1 million, respectively. The after-tax operating loss from Technologies exceeded the previous recorded estimate for expected losses on disposal by $2.9 million through December 1998. An additional after-tax charge of $6.2 million was recorded in the six months ended December 27, 1998, based on the current estimate of the remaining losses in connection with the disposition of Technologies. While the Company believes that $6.2 million is a reasonable charge for the remaining expected losses in connection with the disposition of Technologies, there can be no assurance that this estimate is adequate. Additional information regarding discontinued operations is set forth in Footnote 4 of the Consolidated Financial Statements of the Company's June 30, 1998 Annual Report on
Form 10-K.

4.   PRO FORMA FINANCIAL STATEMENTS

      The unaudited pro forma consolidated financial information for the six months ended December 28, 1997, present the results of the Company's operations as though the divestitures of Banner's hardware group and Solair, and the acquisitions of Special-T and AS+C, had been in effect since the beginning of fiscal 1998. The unaudited pro forma consolidated financial information for the six months ended December 27, 1998 provide the results of the Company's operations as though the divestiture of Solair had been in effect since the beginning of fiscal 1999. The pro forma information is based on the historical financial statements of the Company, Banner, Special-T, and AS+C giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made, including reduced interest expense for revised debt structures and estimates of changes to goodwill amortization. The following unaudited pro forma information are not necessarily indicative of the results of operations that actually would have occurred if the transactions had been in effect since the beginning of each period, nor are they indicative of future results of the Company.

                                             For the Six Months Ended
                                            December 28,   December 27,
                                              1997        1998
Net sales                                  $259,672     $271,401
Gross profit                                 59,039       66,081
Earnings (loss) from continuing operations   (6,313)       4,960
Earnings (loss) from continuing operations,
per share                                   $ (0.37)    $   0.22

     The pro forma financial information has not been adjusted for non-recurring gains from disposal of discontinued operations, reductions in interest expense and investment income that have occurred or are expected to occur from these transactions within the ensuing year.

5.   EQUITY SECURITIES

      The Company had 19,219,006 shares of Class A common stock and 2,624,662 shares of Class B common stock outstanding at December 27, 1998. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. Shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. Shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. For the six months ended December 27, 1998, 13,825 shares of Class A Common Stock were issued as a result of the exercise of stock options, and shareholders converted 54 shares of Class B common stock into Class A common stock. In accordance with terms of the Special-T Acquisition, as amended, during the six months ended December 27, 1998, the Company issued 9,911 restricted shares of the Company's Class A Common Stock for additional merger consideration. Additionally, the Company's Class A common stock outstanding was effectively reduced as a result of 1,239,750 shares purchased by Banner. The shares purchased by Banner are considered as treasury stock for accounting purposes.

6.   RESTRICTED CASH

     On December 27, 1998, the Company did not have any restricted cash. On June 30, 1998, the Company had restricted cash of approximately $746, all of which was maintained as collateral for certain debt facilities.

7.   SUMMARIZED STATEMENT OF EARNINGS INFORMATION

      The following table presents summarized historical financial information, on a combined 100% basis, of the Company's principal investments, which are accounted for using the equity method.

                                             For the Six Months Ended
                                          December 28,     December 27,
                                               1997         1998
 Net sales                                 $   48,841     $ 40,226
 Gross profit                                  18,191       15,236
 Earnings from continuing operations            8,132        8,929
 Net earnings                                   8,132        8,929

      The Company owns approximately 31.9% of Nacanco Paketleme common stock. The Company recorded equity earnings of $1,680 (net of an income tax provision of $904) and $1,841 (net of an income tax provision of $991) from this investment for the six months ended December 28, 1997 and December 27, 1998, respectively.

8.   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

      On December 27, 1998, the Company had $28,075 of minority interest, of which $28,066 represents Banner. Minority shareholders hold approximately 17% of Banner's outstanding common stock. For additional information regarding the Company's proposal to acquire all the remaining stock in Banner it does not already own, please refer to Note 11.

9.   EARNINGS PER SHARE

      The following table illustrates the computation of basic and diluted earnings per share:

                                  Three Months Ended   Six Months Ended
                                  12/28/97  12/27/98  12/28/97  12/27/98
Basic earnings per share:
 Loss from continuing operations  $  (4,605) $ (8,827) $ (3,376) $ (7,637)
 Common shares outstanding           17,088    21,872    16,864    22,129
 Basic loss per share:
 Basic loss from continuing
operations per share              $   (0.27) $  (0.40) $  (0.20) $  (0.35)

Diluted earnings per share:
 Loss from continuing operations  $  (4,605) $ (8,827) $ (3,376) $ (7,637)
 Common shares outstanding           17,088    21,872    16,864    22,129
 Options                   antidilutive antidilutive antidilutive antidilutive
 Warrants                  antidilutive antidilutive antidilutive antidilutive
 Total shares outstanding            17,088    21,872   16,864    22,129
 Diluted loss from continuing
operations per share              $  (0.27)   $(0.40)  $ (0.20)  $  (0.35)

      For the three-month and six-month periods ended December 28, 1997 and December 27, 1998, the computation of diluted loss from continuing operations per share exclude the effect of incremental common shares attributable to the potential exercise of common stock options outstanding and warrants outstanding, because their effect was antidilutive. No adjustments were made to earnings per share calculations for discontinued operations and extraordinary items.

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

     As of December 27, 1998, the consolidated total recorded liabilities of the Company for environmental matters was approximately $8.9 million, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $15.0 million.

     Other Matters

  In connection with the disposition of Banner's hardware business, the Company received notice on January 12, 1999 from AlliedSignal making indemnification claims against the Company for $18.9 million. Although the Company believes that the amount of the claim is far in excess of any amount that AlliedSignal is entitled to recover from the Company, the Company is in the process of reviewing such claims and is unable to predict the ultimate outcome of such matter.

      The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company, either on its own or through its insurance carriers, is contesting these matters. In the opinion of management, the ultimate resolution of the legal proceedings, including those mentioned above, will not have a material adverse effect on the financial condition, or future results of operations or net cash flows of the Company.

11.  SUBSEQUENT EVENTS

     On December 28, 1998, the Company announced that it had signed a definitive merger agreement to acquire Kaynar Technologies Inc. (''Kaynar''), an aerospace and industrial fastener manufacturer and tooling company, through a merger of Kaynar with a wholly-owned subsidiary of the Company. The purchase price is $239 million for Kaynar common and preferred stock, $28 million for a covenant not to compete from the majority Kaynar shareholder, and the Company will assume approximately $98 million of Kaynar's debt. A majority of the holders of all classes of Kaynar stock have agreed to vote in favor of the merger. The transaction is subject to certain conditions, including financing and regulatory approval.

     On January 11, 1999, the Company reached an agreement and plan of merger to acquire all of the remaining stock of Banner not already owned by the Company. Currently, the Company owns approximately 85% of Banner's capital stock, consisting of Banner common stock and Banner preferred stock, and public shareholders own the remainder. The merger agreement is subject to approval by Banner stockholders, and certain other conditions being satisfied or waived. Pursuant to the merger agreement, each outstanding share of Banner's common stock, other than shares owned by the Company and its affiliates, will be converted into the right to receive $11.00 in market value of newly issued shares of the Company's Class A Common Stock. The merger consideration is subject to adjustments based on the price of the Company's Class A Common Stock and the value of certain shares of AlliedSignal common stock owned by Banner. The Company and Banner believe that combining will more closely coordinate the activities of the two companies. In addition, the Company expects that the merger will provide opportunities for reducing expenses, including saving the costs of operating Banner as a separate public company. After the merger, Banner will be a wholly-owned subsidiary of Fairchild.

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

GENERAL

      The Company is a leading worldwide aerospace and industrial fastener manufacturer and distributor. Through its 83% owned subsidiary, Banner, the Company is also an international supplier to the aerospace industry, distributing a wide range of aircraft parts and related support services. Through internal growth and strategic acquisitions, the Company has become one of the leading aircraft parts suppliers to aircraft manufacturers and aerospace hardware distributors.

      The Company's aerospace business consists of two segments: aerospace fasteners and aerospace parts distribution. The aerospace fasteners segment manufactures and markets high performance fastening systems used in the manufacture and maintenance of commercial and military aircraft. The aerospace distribution segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies.

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

      On November 28, 1997, the Company acquired AS+C GmbH, Aviation Supply + Consulting ("AS+C") in a business combination accounted for as a purchase. The total cost of the acquisition was $14.0 million, which exceeded the fair value of the net assets of AS+C by approximately $8.1 million, which is allocated as goodwill and amortized using the straight-line method over 40 years. The Company purchased AS+C with cash borrowings. AS+C is an aerospace parts, logistics, and distribution company primarily servicing the European original equipment manufacturers ("OEMs") market.

      On March 2, 1998, the Company consummated the acquisition of Edwards and Lock Management Corporation, doing business as Special-T Fasteners ("Special-T"), in a business combination accounted for as a purchase. The cost of the acquisition was approximately $50.0 million, of which 50.1% of the contractual purchase price for the acquisition was paid in shares of Class A Common Stock of the Company and 49.9% was paid in cash. The total cost of the acquisition exceeded the fair value of the net assets of Special-T by approximately $23.6 million, which is preliminarily being allocated as goodwill, and amortized using the straight-line method over 40 years. Special-T manages the logistics of worldwide distribution of Company manufactured precision fasteners to customers in the aerospace industry, government agencies, OEMs, and other distributors.

      On January 13, 1998, Banner completed the disposition of substantially all of the assets and certain liabilities of certain subsidiaries to AlliedSignal Inc., in exchange for shares of AlliedSignal Inc. common stock with an aggregate value equal to $369 million. The assets transferred to AlliedSignal Inc. consisted primarily of Banner's hardware group, which included the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners, and its PacAero unit. Approximately $196 million of the common stock received from AlliedSignal Inc. was used to repay outstanding term loans of Banner's subsidiaries and related fees. The Company accounts for its remaining investment in AlliedSignal Inc. common stock as an available-for-sale security.

      On December 31, 1998, Banner consummated the sale of Solair, Inc., it's largest subsidiary in the rotable group, to Kellstrom Industries, Inc. (''Kellstrom''), in exchange for approximately $57 million in cash and a warrant to purchase 300,000 shares of common stock of Kellstrom. As a result of this transaction, the Company recorded a non-recurring loss of approximately $19.3 million in the quarter ended December 27, 1998.

Consolidated Results

     The Company currently reports in two principal business segments: Aerospace Fasteners and Aerospace Distribution. The results of the Gas Springs Division are included in the Corporate and Other classification. The following table illustrates the historical sales and operating income of the Company's operations for the three and six months ended December 27, 1998 and December 28, 1997, respectively.

(In thousands)               Three Months Ended   Six Months Ended
                             12/28/97   12/27/98  12/28/97  12/27/98
 Sales by Segment:
   Aerospace Fasteners       $  91,014  $102,764  $167,861  $ 199,322
   Aerospace Distribution      119,614    46,838   242,528     97,366
   Corporate and Other           1,362     1,579     2,724      3,032
   Intersegment Eliminations(a) (3,374)        -   (10,135)         -
 TOTAL SALES                 $ 208,616  $151,181  $402,978  $ 299,720
 Operating Results by Segment:
  Aerospace Fasteners        $   6,382  $ 10,647  $  8,892  $  18,477
   Aerospace Distribution        7,714     2,035    17,085      3,753
   Corporate and Other            (871)   (3,582)      204     (7,491)
 OPERATING INCOME            $  13,225  $  9,100  $ 26,181  $  14,739

(a) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.

     The following table illustrates sales and operating income of the Company's operations by segment, on an unaudited pro forma basis, as though the divestitures of Banner's hardware group and Solair, and the acquisitions of Special-T and AS+C had been in effect for the three and six months ended December 28, 1997, and the divestiture of Solair had been in effect for the three and six months ended December 27, 1998. The pro forma information is based on the historical financial statements of the Company, Banner, Special-T, and AS+C giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations that would actually have occurred if the transactions had been in effect since the beginning of each period, nor is it necessarily indicative of future results of the Company.

(In thousands)                Three Mnths Ended   Six Months Ended
                              12/28/97   12/27/98  12/28/97   12/27/98
 Sales by Segment:
   Aerospace Fasteners        $ 98,391  $102,764  $184,215   $199,322
   Aerospace Distribution       34,710    34,946    72,733     69,047
   Corporate and Other           1,362     1,579     2,724      3,032
 TOTAL SALES                  $134,463  $139,289  $259,672   $271,401
 Operating Results by Segment:
Aerospace Fasteners           $  8,011  $ 10,647  $ 12,480   $ 18,477
   Aerospace Distribution        1,849     1,652     5,574      3,575
   Corporate and Other          (1,505)   (3,582)     (265)    (7,491)
 OPERATING INCOME             $  8,355  $  8,717  $ 17,789   $ 14,561

      Net sales of $151.2 million in the second quarter of fiscal 1999 decreased by $57.4 million, or 27.5%, compared to sales of $208.6 million in the second quarter of fiscal 1998. Net sales of $299.7 million in the first six months of fiscal 1999 decreased by $103.3 million, or 25.6%, compared to sales of $403.0 million in the first six months of fiscal 1998. This decrease is primarily attributable to the loss of revenues resulting from the disposition of Banner's hardware group. Approximately 2.3% of the fiscal 1999 second quarter and 2.9% of the current six months sales growth was stimulated by the commercial aerospace industry. Recent acquisitions contributed approximately 3.5% and 4.1% to sales growth in the fiscal 1999 second quarter and six-month periods, respectively. While divestitures decreased growth by approximately 33.4% and 32.6% in the fiscal 1999 second quarter and six-month periods, respectively. On a pro forma basis, net sales increased 3.6% and 4.5% for the three and six months ended December 27, 1998, respectively, compared to the same periods ended December 28, 1997.

      Gross margin as a percentage of sales was 20.3% and 24.7% in the second quarter of fiscal 1998 and 1999, respectively, and 25.6% and 24.0% in the first six months of fiscal 1998 and 1999, respectively. The lower margins in the fiscal 1999 period are attributable to a change in product mix in the Aerospace Distribution segment as a result of the disposition of Banner's hardware group. Partially offsetting the overall lower margins was an improvement in margins within the Aerospace Fasteners segment resulting from acquisitions, efficiencies associated with increased production, improved skills of the work force, and reduction in the payment of overtime.

      Selling, general & administrative expense as a percentage of sales was 20.3% and 18.0% in the second quarter of fiscal 1998 and 1999, respectively, and 19.6% and 18.5% in the six month period of fiscal 1998 and 1999, respectively. The improvement in the fiscal 1999 periods is attributable primarily to administrative efficiencies of the Company's ongoing operations.

     Other income decreased $3.8 million in the first six months of fiscal 1999, compared to the first six months of fiscal 1998. The Company recognized $4.4 million of income in the prior period from the involuntary conversion of air rights over a portion of the property the Company owns and is developing in Farmingdale, New York.

      Operating income of $9.1 million in the second quarter of fiscal 1999 decreased 31.2%, compared to operating income of $13.2 million in the second quarter of fiscal 1998. Operating income of $14.7 million in the first six months of fiscal 1999 decreased 43.7%, compared to operating income of $26.2 million in the fiscal 1998 six-month period. The decreases are primarily attributable to the loss of operating income resulting from the disposition of Banner's hardware group and the decrease in other income.

     Net interest expense decreased $7.9 million, or 51.9%, in second quarter of fiscal 1999, compared to the second quarter of fiscal 1998. Net interest expense decreased $13.6 million, or 49.0%, in first six months of fiscal 1999, compared to the same period of fiscal 1998. The decreases in the current year were due to a series of transactions completed in fiscal 1998, which significantly reduced the Company's total debt.

      Investment income (loss) improved by $6.0 million in the first six months of fiscal 1999, compared to the same period of fiscal 1998, due to recognizing realized gains in the fiscal 1999 period while recording unrealized holding losses on fair market adjustments of trading securities in the fiscal 1998 period.

      The Company recognized a $19.3 million non-recurring loss in the second quarter and first six months of fiscal 1999 as a result of its recent divestiture Solair, Inc.

      Minority interest improved by $4.0 million in the first six months of fiscal 1999 due to losses reported by Banner in the fiscal 1999 periods primarily resulting from the divestiture of Solair, Inc.

      An income tax benefit of $6.4 million in the first six months of fiscal 1999 represented a 36.0% effective tax rate on pre-tax losses from continuing operations. The tax provision was slightly higher than the statutory rate because amortization of goodwill is not deductible for income tax purposes.

      Included in loss from discontinued operations for the six months ended December 28, 1997, are the results of Fairchild Technologies ("Technologies") and the Company's equity in earnings of STFI prior to the STFI Merger. The Company reported a $30.0 million after-tax gain on disposal of discontinued operations in the fiscal 1998 periods resulting from the disposition of a portion of its investment in STFI. The Company reported a $9.2 million loss on disposal of discontinued operations in the fiscal 1999 periods. This charge is the result of the after-tax operating loss from Technologies exceeding the previous estimate for expected losses from disposal by $2.9 million through December 1998, and the Company taking an additional $6.2 million after-tax charge based on the current estimate of remaining losses in connection with the disposition. While the Company believes that $6.2 million is a reasonable charge for the remaining expected losses in connection with the disposition of Technologies, there can be no assurance that this estimate is adequate.

      In the fiscal 1998 periods ended December 28, 1997, the Company recorded a $3.0 million extraordinary loss, net, from the write-off of deferred loan fees associated with the early extinguishment of credit facilities that were significantly modified and replaced as part of a refinancing.

       Comprehensive income (loss) includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available for-sale investment securities. Foreign currency translation adjustments increased by $2.3 million and $7.6 million in the three and six months ended December 27, 1998. The fair market value of unrealized holding securities increased by $27.6 million in the second quarter and declined by $2.8 million in the six months ended December 27, 1998. The changes reflect primarily market fluctuations in the value of AlliedSignal common stock, which the Company received from the disposition of Banner's hardware group.

Segment Results

Aerospace Fasteners Segment

      Sales in the Aerospace Fasteners segment increased by $11.8 million in the second quarter of fiscal 1999 and $31.5 million in the first six months of fiscal 1999, compared to same periods of fiscal 1998, reflecting growth experienced in the commercial aerospace industry combined with the effect of acquisitions. Approximately 4.8% and 9.0% of the increase in sales resulted from internal growth in the current quarter and six-month period, respectively, while acquisitions contributed approximately 8.1% and 9.7% of the increase in the current quarter and six-month period, respectively. New orders have leveled off in recent months. Backlog was reduced to $158 million at December 27, 1998, down from $177 million at June 30, 1998. On a pro forma basis, including the results from acquisitions in the prior period, sales increased by 4.4% and 8.2% in the second quarter and first six months of fiscal 1999, respectively, compared to the same periods of the prior year.

      Operating income improved by $4.3 million, or 66.8%, in the second quarter and $9.6 million, or 108%, in the first six months of fiscal 1999, compared to the fiscal 1998 periods. Acquisitions and marketing changes contributed to this improvement. Approximately 67.4% of the increase in operating income during the first six months of fiscal 1999 reflected internal growth, while acquisitions contributed approximately 40.4% to the increase. On a pro forma basis, operating income increased by 32.9% and 48.1%, for the quarter and six months ended December 27, 1998, respectively, compared to the quarter and six months ended December 28, 1997.

Aerospace Distribution Segment

      Aerospace Distribution sales decreased by $72.8 million, or 60.8% in the second quarter and $145.2 million, or 59.9%, for the fiscal 1999 six-month period, compared to the fiscal 1998 periods, due primarily to the loss of
revenues   as   a  result  of  the  disposition  of  Banner's  hardware   group.
Approximately 58.4% of the decrease in sales in the current six-month period resulted from divestitures, and approximately 1.5% resulted from a decrease in internal growth. On a pro forma basis, excluding sales contributed by dispositions, sales increased 0.7% in the second quarter and decreased 5.1% in the first six months of fiscal 1999, compared to the same periods in the prior year.

      Operating income decreased $5.7 million in the second quarter and $13.3 million in the first six months of fiscal 1999, compared to the same periods of the prior year, due primarily to the disposition of Banner's hardware group. On a pro forma basis, excluding results from dispositions, operating income decreased $0.2 million in the second quarter and $2.0 million in the first six months of fiscal 1999, compared to the same periods of the prior year.

Corporate and Other

      The Corporate and Other classification includes the Gas Springs Division and corporate activities. The group reported a slight improvement in sales in the fiscal 1999 periods, compared to fiscal 1998 periods. An operating loss of $7.5 million in the first six months of fiscal 1999 was $7.7 million lower than operating income of $0.2 million reported in the first six months of fiscal 1998. The comparable period in the prior year included other income of $4.4 million realized as a result of the sale of air rights over a portion of the property the Company owns and is developing in Farmingdale, New York and a decline in legal expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Total capitalization as of June 30, 1998 and December 27, 1998 amounted to $789.6 million and $743.1 million, respectively. The changes in capitalization included an decrease in debt of $12.6 million and a decrease in equity of $33.9 million. The decrease in debt was the result proceeds received from the divestiture of Solair used to reduce debt, offset partially from additional borrowings for investment purposes and the purchase of some of the Company's common stock. The decrease in equity was due primarily to a $22.1 million purchase of treasury stock and the $16.8 million reported loss, offset partially by a $4.8 million increase in cumulative other comprehensive income.

      The Company maintains a portfolio of investments classified as available-for-sale securities, which had a fair market value of $252.7 million at December 27, 1998. The market value of these investments decreased $2.8 million in the first six months of fiscal 1999. While there is risk associated with market fluctuations inherent to stock investments, and because the Company's portfolio is small and predominately consists of a large position in AlliedSignal common stock, large swings in the value of the portfolio should be expected. In the six months ended December 27, 1998, the Company reclassified a large portion of its investment portfolio to current assets as a result of an increased probability that these investments will be liquidated during the next twelve months, subject to market conditions.

     Net cash used by operating activities for the six months ended December 28, 1997 and December 27, 1998 was $91.8 million and $36.8 million, respectively. The primary use of cash for operating activities in the first six months of fiscal 1999 was a decrease of $47.5 million in accounts payable and accrued liabilities, and increases in inventories of $20.1 million and other non-current assets of $17.6 million. Partially offsetting the use of cash from operating activities was a $30.2 increase in other non-current liabilities and a $13.6 million decrease in accounts receivable. In the first six months of fiscal 1998 the primary use of cash for operating activities was a $33.7 million increase in inventories, $16.6 million increase in other current assets and accounts receivable of $7.3 million and a $35.0 million decrease in accounts payable and other accrued liabilities.

      Net cash provided from investing activities for the six months ended December 27, 1998 and December 28, 1997, amounted to $59.5 million and $34.5 million, respectively. In the first six months of fiscal 1999, the primary source of cash from investing activities was $57.0 million of net proceeds received from disposition of Solair, Inc., offset partially by $16.0 million of capital expenditures and $15.6 million used to purchase investments. In the first six months of fiscal 1998, the primary source of cash from investing activities were $84.7 million of net proceeds received from investment liquidations in STFI, offset partially by $16.0 million of capital expenditures.

      Net cash provided by (used for) financing activities for the six months ended December 27, 1998 and December 28, 1997, amounted to $52.5 million and $(35.4) million, respectively. Cash used for financing activities in the first six months of fiscal 1999 included a $69.4 million repayment of debt and the $22.1 million purchase of treasury stock, offset partially by a $55.8 million net increase from the issuance of additional debt. The primary source of cash provided by financing activities in the first six months of fiscal 1998 was the net proceeds received from the issuance of additional stock of $53.7 million.

      The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities. Other liabilities that require the use of cash include postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. The Company expects that cash on hand, cash generated from operations, and cash from borrowings and asset sales will be adequate to satisfy cash requirements.

Proposed Mergers

     On December 28, 1998, the Company announced that it had signed a definitive merger agreement to acquire Kaynar Technologies Inc. (''Kaynar''), an aerospace and industrial fastener manufacturer and tooling company, through a merger of Kaynar with a wholly-owned subsidiary of the Company. The purchase price is $239 million for Kaynar common and preferred stock, $28 million for a covenant not to compete from the majority Kaynar shareholder, and the Company will assume approximately $98 million of Kaynar's debt. A majority of the holders of all classes of Kaynar stock have agreed to vote in favor of the merger. The transaction is subject to certain conditions, including financing and regulatory approval.

     On January 11, 1999, the Company reached an agreement and plan of merger to acquire all of the remaining stock of Banner not already owned by the Company. Currently, the Company owns approximately 85% of Banner's capital stock, consisting of Banner common stock and Banner preferred stock, and public shareholders own the remainder. The merger agreement is subject to approval by Banner stockholders, and certain other conditions being satisfied or waived. Pursuant to the merger agreement, each outstanding share of Banner's common stock, other than shares owned by the Company and its affiliates, will be converted into the right to receive $11.00 in market value of newly issued shares of the Company's Class A Common Stock. The merger consideration is subject to adjustments based on the price of the Company's Class A Common Stock and the value of certain shares of AlliedSignal common stock owned by Banner. The Company and Banner believe that combining will more closely coordinate the activities of the two companies. In addition, the Company expects that the merger will provide opportunities for reducing expenses, including saving the costs of operating Banner as a separate public company. After the merger, Banner will be a wholly-owned subsidiary of Fairchild.

Discontinued Operations

     For the Company's fiscal years ended June 30, 1996, 1997, 1998, and for the first six months of fiscal 1999, Fairchild Technologies ("Technologies") had pre-tax operating losses of approximately $1.5 million, $3.6 million, $48.7 million, and $16.1 million, respectively. In response, in February 1998, the Company adopted a formal plan to enhance the opportunities for disposition of Technologies, while improving the ability of Technologies to operate more efficiently. The plan includes a reduction in production capacity, work force, and the pursuit of potential vertical and horizontal integration with peers and competitors of Technologies. The Company believes that it may be required to contribute substantial additional resources to provide Technologies with the liquidity necessary to continue operating before such integration is completed.

Uncertainty of the Spin-Off

     In order to focus its operations on the aerospace industry, the Company has been considering for some time distributing (the ''Spin-Off'') to its stockholders certain of its assets via distribution of all of the stock of Fairchild Industrial Holdings Corp. (''FIHC''), which may own all or a substantial part of the Company's non-aerospace operations. The Company is still in the process of deciding the exact composition of the assets and liabilities to be included in FIHC, but such assets would be likely to include certain real estate interests and the Company's 31.9% interest in Nacanco Paketleme (the largest producer of aluminum cans in Turkey). The ability of the Company to consummate the Spin-Off, if it should choose to do so, would be contingent, among other things, on obtaining consents and waivers under the Company's credit facility and all necessary governmental and third party approvals. There is no assurance that the Company will be able to obtain the necessary consents and waivers from its lenders. In addition, the Company may encounter unexpected delays in effecting the Spin-Off, and the Company can make no assurance as to the timing thereof. There can be no assurance that the Spin-Off will occur.

     Depending on the ultimate structure and timing of the Spin-Off, it may be a taxable transaction to stockholders of the Company and could result in a material tax liability to the Company and its stockholders. The amount of the tax to the Company and the shareholders is uncertain, and if the tax is material to the Company, the Company may elect not to consummate the Spin-Off. Because circumstances may change and provisions of the Internal Revenue Code of 1986, as amended, may be further amended from time to time, the Company may, depending on various factors, restructure or delay the timing of the Spin-Off to minimize the tax consequences thereof to the Company and its stockholders, or elect not to consummate the Spin-Off. Pursuant to the Spin-Off, it is expected that FIHC may assume certain liabilities (including contingent liabilities) of the Company and may indemnify the Company for such liabilities. In the event that FIHC is unable to satisfy the liabilities, which it will assume in connection with the Spin-Off, the Company may have to satisfy such liabilities.

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

     The Company has retained both technical review and modification consultants to help it assess its Year 2000 readiness. Working with these consultants and other advisors, the Company has formulated a plan to address Year 2000 issues. Under this plan, the Company's systems are being modified or replaced, or will be modified or replaced, as necessary, to render them, as far as possible, Year 2000 compliant. Substantially all of the material systems within the Aerospace Fasteners segment are currently Year 2000 compliant. At Technologies, the Company intends to replace and upgrade a number of important systems that are not Year 2000 compliant, and is assessing the extent to which current product inventories may include embedded technology that is not Year 2000 compliant. The Company expects to complete initial testing of its most critical information technology and related systems by June 30, 1999, and anticipates that it will complete its Year 2000 preparations by October 31, 1999. The Company could be subject to liability to customers and other third parties if its systems are not Year 2000 compliant, resulting in possible legal actions for breach of contract, breach or warranty, misrepresentation, unlawful trade practices and other harm.

      In addition, the Company is continually attempting to assess the level of Year 2000 preparedness of its key suppliers, distributors, customers and service providers. To this end, the Company has sent, and will continue to send, letters, questionnaires and surveys to its significant business partners inquiring about their Year 2000 efforts. If a significant business partner of the Company fails to Year 2000 compliant, the Company could suffer a material loss of business or incur material expenses.

      The Company is also developing and evaluating contingency plans to deal with events affecting the Company or one of its business partners arising from significant Year 2000 problems. These contingency plans include identifying alternative suppliers, distribution networks and service providers.

     Although the Company's Year 2000 assessment, implementation and contingency planning is not yet complete, the Company does not now believe that Year 2000 issues will materially affect its business, results of operations or financial condition. However, the Company's Year 2000 efforts may not be successful in every respect. To date, the Company has incurred approximately $0.8 million in costs that are directly attributable to addressing Year 2000 issues. Management currently estimates that the Company will incur between $2 million and $3 million in additional costs during the next 12 months relating to the Year 2000 problem.

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

                                Expected Fiscal year Maturity Date
                         1999   2000    2001   2002     2003 Thereafter
Interest Rate Swaps:
   Variable to Fixed       -   20,000  60,000    -       -    100,000
   Average cap rate        -    7.25%   6.81%    -       -     6.49%
   Average floor rate      -    5.84%   5.99%    -       -     6.24%
   Weighted average        -    4.99%   4.80%    -       -     5.44%
rate
   Fair Market Value       -    (88)    (731)    -       -    (9,828)

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      The information required to be disclosed under this Item is set forth in Footnote 10 (Contengencies) of the Consolidated Financial Statements (Unaudited) included in this Report.

Item 2  Changes in Securities and Use of Proceeds

     On December 4, 1998, Banner Aerospace, Inc. (a subsidiary of the Company) donated 6,650 unregistered shares of the Company's Class A Common Stock to Brandeis University. Such shares were previously treated as Treasury Shares by the Company. As this was a charitable contribution, no proceeds were received either by the Company or its subsidiary in connection with the donation.

Item 4.  Submission of Matters to a vote of Security Holders

      The Annual Meeting of Stockholders of the Company was held on November 19,
1998.   Seven matters of business were held to vote for the following  purposes:
(1)  to  elect fourteen directors of the Company for the ensuing year ("Proposal
1");  (2)  to amend the Company's Stock Option Plan by increasing the number  of shares  issuable  thereunder ("Proposal 2"); (3) to amend  the  Company's  Stock
Option  Plan to permit plan participants to defer the gain that would  otherwise be  received by such participants upon the exercise of an option ("Proposal 3");
(4)  to  approve  the grant of stock options to certain executive  officers  and employees  under the Company's Stock Option ("Proposal 4"); (5) to  approve  the material terms of performance goals for fiscal 1999 incentive compensation award for  the Company's President and Chief Operating Officer ("Proposal 5"); (6)  to
approve  the  material  terms of performance goals  for  fiscal  1999  incentive compensation award for the Company's Chief Executive Officer ("Proposal 6"); and
(7)  to  approve  the  amendment to a warrant issued  to  an  affiliate  of  the
Company's Chief Executive Officer ("Proposal 7").  The following tables  provide the shareholder election results in number of shares:

Proposal 1


Directors:                      Votes For        Votes
                                              Withheld
 Michael T. Alcox
                               43,306,167      201,656
 Melville R. Barlow
                               43,302,267      205,556
 Mortimer M. Caplin
                               43,269,587      238,236
 Colin M. Cohen
                               43,312,279      195,544
 Philip David
                               43,305,592      202,231
 Robert E. Edwards
                               43,307,212      200,611
 Harold J. Harris
                               43,313,884      193,939
 Daniel Lebard
                               43,308,789      199,034
 Jacques S. Moskovic
                               43,280,157      227,666
 Herbert S. Richey
                               43,281,494      226,329
 Moshe Sanbar
                               43,310,784      197,039
 Robert A. Sharpe
                               43,304,697      203,126
 Eric I. Steiner
                               43,297,871      209,952
 Jeffrey J. Steiner
                               43,298,870      208,953


                        Votes For       Votes     Abstain   Non-Vote
                                      Against
 Proposal 2
                       40,363,495   3,082,510      61,818  2,235,142
 Proposal 3
                       41,339,967   2,108,882      58,973  2,235,143
 Proposal 4
                       41,139,504   2,284,684      83,635  2,235,142
 Proposal 5
                       36,676,003     675,496      81,954  8,309,512
 Proposal 6
                       36,652,364     681,247      99,842  8,309,512
 Proposal 7
                       36,647,952     683,542     101,960  8,309,511

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

      Mr. Steiner appeared before the Tribunal de Grande Instance de Paris to answer a charge of knowingly benefiting in 1990 from a misuse by Mr. Bidermann of corporate assets of Societe Generale Mobiliere et Immobiliere, a French corporation in which Mr. Bidermann is believed to have been the sole shareholder. Mr. Steiner has paid a fine of two million French Francs in connection therewith.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

(Stinbes Warrants)

*10.1     Amendment of Warrant Agreement dated December 12, 1998, effective retroactively as of September 17, 1998, between Registrant and Stinbes Limited.

(Other Material Contracts)


10.2 Agreement and Plan of Merger by and between The Fairchild Corporation, MTA, Inc. and Banner Aerospace, Inc., dated as of January 11, 1999 (incorporated by reference to Registrants' Registration Statement on Form S-4, filed on January 15, 1999).

10.3 Agreement and Plan of Reorganization by and among The Fairchild Corporation, Dah Dah, Inc. and Kaynar Technologies Inc. dated as of December 26, 1998 (incorporated by reference to Registrant's Report on Form 8-K dated December 30, 1998).

10.4 Voting and Option Agreement by and among The Fairchild Corporation, Dah Dah, Inc., CFE Inc., and General Electric Capital Corporation dated as of December 26, 1998 (incorporated by reference to Registrant's Report on Form 8-K dated December 30, 1998).

10.5 Voting Agreement by and between The Fairchild Corporation and Jordan A. Law dated as of December 26, 1998 (incorporated by reference to Registrant's Report on Form 8-K dated December 30, 1998).

10.6 Voting Agreement by and between The Fairchild Corporation and David A. Werner dated as of December 26, 1998 (incorporated by reference to Registrant's Report on Form 8-K dated December 30, 1998).

10.7 Voting Agreement by and between The Fairchild Corporation and Robert L. Beers dated as of December 26, 1998 (incorporated by reference to Registrant's Report on Form 8-K dated December 30, 1998).

10.8 Voting Agreement by and between The Fairchild Corporation and LeRoy A. Dack dated as of December 26, 1998 (incorporated by reference to Registrant's Report on Form 8-K dated December 30, 1998).

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




Date:                    February 5, 1999