Form 10-Q/A
period 1998-12-31
FAIRCHILD CORP
filed 1999-03-25
CIK 9779

26

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


AMENDMENT:

      The purpose of this amendment is to provide restated financial information and additional disclosure for (i) Part I, "Financial Information", and (ii) Part II, Item 6, "Exhibits and Reports on Form 8-K". The Company restated its results to include the loss on the divestiture of Solair, Inc. as part of operating income. The Company is also updating its Year 2000 disclosure.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   INDEX





Page
PART I.               FINANCIAL INFORMATION

      Item 1.Condensed Consolidated Balance Sheets as of June 30, 1998 and
            December 27, 1998 (Unaudited)                   .
3

           Consolidated Statements of  Earnings for the Three and Six
Months ended
           December 28, 1997 and December 27, 1998 (Unaudited)??
5

           Condensed Consolidated Statements of Cash Flows for the Six
Months
           ended December 28, 1997 and December 27, 1998 (Unaudited)
7

           Notes to Condensed Consolidated Financial Statements (Unaudited)
8

      Item 2.Management's Discussion and Analysis of Results of Operations
and
           Financial Condition
13

      Item 3.Quantitative and Qualitative Disclosure About Market Risk
24


PART II.   OTHER INFORMATION

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

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              June 30, 1998 and December 27, 1998 (Unaudited)
                              (In thousands)


                                  ASSETS

                                         June 30,    Dec. 27,
                                           1998        1998
CURRENT ASSETS:                             (*)
Cash and cash equivalents, $746 and $0          $           $
restricted                                 49,601      16,063
Short-term investments                      3,962     216,260
Accounts receivable-trade, less           120,284      95,435
allowances of $5,655 and $3,079
Inventories:
   Finished goods                         187,205     146,466
   Work-in-process                         20,642      19,074
   Raw materials                            9,635       9,142
                                          217,482     174,682
Net current assets of discontinued         11,613       1,670
operations
Prepaid expenses and other current         53,081      52,870
assets
Total Current Assets                      456,023     556,980

Property, plant and equipment, net of
accumulated
  depreciation of $82,968 and $98,382     118,963     124,446
Net assets held for sale                   23,789      20,794
Net noncurrent assets of discontinued       8,541      10,945
operations
Cost in excess of net assets acquired
(Goodwill), less
  accumulated amortization of $42,079     168,307     167,262
and $43,581
Investments and advances, affiliated       27,568      28,416
companies
Prepaid pension assets                     61,643      62,246
Deferred loan costs                         6,362       5,879
Long-term investments                     235,435      36,398
Other assets                               50,628      70,275
TOTAL ASSETS                                    $           $
                                        1,157,259   1,083,641





*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              June 30, 1998 and December 27, 1998 (Unaudited)
                              (In thousands)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,    Dec. 27,
                                           1998        1998
CURRENT LIABILITIES:                        (*)
Bank notes payable and current                  $           $
maturities of long-term debt               20,665      25,287
Accounts payable                           53,859      36,511
Accrued salaries, wages and commissions    23,613      19,837
Accrued employee benefit plan costs         1,463       1,741
Accrued insurance                          12,575      12,234
Accrued interest                            2,303       1,581
Other accrued liabilities                  52,789      56,424
Income taxes                               28,311       8,397
Total Current Liabilities                 195,578     162,012

LONG-TERM LIABILITES:
Long-term debt, less current maturities   295,402     278,229
Other long-term liabilities                23,767      24,707
Retiree health care liabilities            42,103      43,127
Noncurrent income taxes                    95,176     107,871
Minority interest in subsidiaries          31,674      28,075
TOTAL LIABILITIES                         683,700     644,021

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value;
authorized
  40,000 shares, 26,709 (26,679 in June)
shares issued and
  19,219 (20,429 in June) shares            2,667       2,671
outstanding
Class B common stock, $0.10 par value;
authorized 20,000
   shares, 2,624 (2,625 in June) shares       263         262
issued and outstanding
Paid-in capital                           195,112     195,291
Retained earnings                         311,039     294,222
Cumulative other comprehensive income      16,386      21,183
Treasury Stock, at cost, 7,490 (6,250 in (51,908)    (74,009)
June) shares of Class A common stock
TOTAL STOCKHOLDERS' EQUITY                473,559     439,620
TOTAL LIABILITIES AND STOCKHOLDERS'             $           $
EQUITY                                   1,157,259   1,083,641


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


                                      Three    Six Months Ended
                                      Months
                                      Ended
                                     12/28/97  12/27/98  12/28/97 12/27/98
REVENUE:
   Net sales                                $        $         $        $
                                      208,616  151,181   402,978  299,720
   Other income, net
                                           49      350     4,604      769

                                      208,665  151,531   407,582  300,489
 COSTS AND EXPENSES:
   Cost of goods sold
                                      151,794  133,119   299,827  246,986
   Selling, general & administrative
                                       42,259   27,272    78,968   55,446
   Amortization of goodwill
                                        1,387    1,360     2,606    2,638

                                      195,440  161,751   381,401  305,070
 OPERATING INCOME (LOSS)
                                       13,225  (10,220)    26,181  (4,581)
 Interest expense
                                       15,683    7,770    28,658   15,206
 Interest income
                                        (524)    (476)     (914)  (1,059)
 Net interest expense
                                       15,159    7,294    27,744   14,147
 Investment income (loss)
                                      (7,077)  (1,027)   (5,180)      834
 Loss from continuing operations
before taxes                          (9,011)  (18,541)   (6,743)  (17,894)
 Income tax benefit
                                        4,869    6,724     3,863    6,433
 Equity in earnings of affiliates,
net                                       279      652     1,379    1,689
 Minority interest, net
                                        (742)    2,338   (1,875)    2,135
 Loss from continuing operations
                                      (4,605)  (8,827)   (3,376)  (7,637)
 Loss from discontinued operations,
net                                   (1,945)        -   (2,682)        -
 Gain (loss) on disposal of
discontinued operations, net           29,974  (9,180)    29,974  (9,180)
 Extraordinary items, net
                                      (3,024)        -   (3,024)        -
 NET EARNINGS (LOSS)                        $        $         $        $
                                       20,400  (18,007)    20,892  (16,817)
 Other comprehensive income (loss),
net of tax:
 Foreign currency translation
adjustments                           (2,567)    2,306   (1,572)    7,552
 Unrealized holding gains (losses)
on securities                               -   27,633         -  (2,755)
 Other comprehensive income (loss)
                                      (2,567)   29,939   (1,572)    4,797
 COMPREHENSIVE INCOME (LOSS)                $        $         $        $
                                       17,833   11,932    19,320  (12,020)










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


                                      Three    Six Months Ended
                                      Months
                                      Ended
                                     12/28/97  12/27/98  12/28/97 12/27/98
BASIC EARNINGS PER SHARE:
Loss from continuing operations             $        $         $        $
                                       (0.27)   (0.40)    (0.20)   (0.35)
Loss from discontinued operations,
net                                    (0.11)        -    (0.16)        -
Gain (loss) on disposal of
discontinued operations, net             1.75   (0.42)      1.78   (0.41)
Extraordinary items, net
                                       (0.18)        -    (0.18)        -
NET EARNINGS (LOSS)                         $        $         $        $
                                         1.19   (0.82)      1.24   (0.76)
 Other comprehensive income (loss),
net of tax:
 Foreign currency translation               $        $         $        $
adjustments                            (0.15)     0.11    (0.09)     0.34
 Unrealized holding losses on
securities arising during the period        -     1.26         -   (0.12)
 Other comprehensive income (loss)
                                       (0.15)     1.37    (0.09)     0.22
 COMPREHENSIVE INCOME (LOSS)                $        $         $        $
                                         1.04     0.55      1.15   (0.54)

DILUTED EARNINGS PER SHARE:
Loss from continuing operations             $        $         $        $
                                       (0.27)   (0.40)    (0.20)   (0.35)
Loss from discontinued operations,
net                                    (0.11)        -    (0.16)        -
Gain (loss) on disposal of
discontinued operations, net             1.75   (0.42)      1.78   (0.41)
Extraordinary items, net
                                       (0.18)        -    (0.18)        -
NET EARNINGS (LOSS)                         $        $         $        $
                                         1.19   (0.82)      1.24   (0.76)
 Other comprehensive income (loss),
net of tax:
 Foreign currency translation               $        $         $        $
adjustments                            (0.15)     0.11    (0.09)     0.34
 Unrealized holding losses on
securities arising during the period        -     1.26         -   (0.12)
 Other comprehensive income (loss)
                                       (0.15)     1.37    (0.09)     0.22
 COMPREHENSIVE INCOME (LOSS)                $        $         $        $
                                         1.04     0.55      1.15   (0.54)
Weighted average shares outstanding:
  Basic                                17,088   21,872    16,864   22,129
  Diluted                              17,088   21,872    16,864   22,129














The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
   For The Six (6) Months Ended December 28, 1997 and December 27, 1998
                              (In thousands)

                                                    For
                                                  the Six
                                                  Months
                                                   Ended
                                                  12/28/9   12/27/9
                                                     7         8
Cash flows from operating activities:
       Net earnings (loss)                              $         $
                                                   20,892   (16,817
                                                                  )
       Depreciation of fixed assets and
amortization of goodwill                           11,623    11,476
       Amortization of deferred loan fees           1,487       388
       Accretion of discount on long-term
liabilities                                         1,686     2,578
       Net loss on divestiture of subsidiary
                                                        -    13,500
       Net gain on disposal of discontinued
operations                                        (29,974         -
                                                        )
       Extraordinary items, net of cash payments
                                                    3,024         -
       Distributed (undistributed) earnings of
affiliates, net                                       344     (777)
       Minority interest
                                                    1,875   (2,135)
       Change in assets and liabilities
                                                  (98,453   (36,471
                                                        )         )
       Non-cash charges and working capital
changes of discontinued operations                (4,349)   (8,559)
       Net cash used for operating activities
                                                  (91,845   (36,817
                                                        )         )
Cash flows from investing activities:
       Purchase of property, plant and equipment
                                                  (15,964   (13,574
                                                        )         )
       Acquisition of subsidiaries, net of cash   (11,774
acquired                                                )         -
       Proceeds received from (used for)
investment securities, net                          5,786   (15,648
                                                                  )
       Net proceeds received from the divestiture       -    60,397
of subsidiary
       Net proceeds received from the disposal of  84,733         -
discontinued operations
       Changes in net assets held for sale          (324)     3,335
       Other, net
                                                      179       238
       Investing activities of discontinued
operations                                        (3,119)     (223)
       Net cash provided by investing activities
                                                   59,517    34,525
Cash flows from financing activities:
       Proceeds from issuance of debt
                                                  143,712    55,777
       Debt repayments and repurchase of
debentures, net                                   (145,13   (69,375
                                                       0)         )
       Issuance of Class A common stock
                                                   53,921       182
       Purchase of treasury stock
                                                        -   (22,101
                                                                  )
       Financing activities of discontinued
operations                                              -       121
       Net cash provided by (used for) financing
activities                                         52,503   (35,396
                                                                  )
      Effect of exchange rate changes on cash
                                                    (688)     4,150
      Net change in cash and cash equivalents
                                                   19,487   (33,538
                                                                  )
      Cash and cash equivalents, beginning of the
year                                               19,420    49,601
      Cash and cash equivalents, end of the             $         $
period                                             38,907    16,063









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

      On November 28, 1997, the Company acquired AS+C GmbH, Aviation Supply + Consulting ("AS+C") in a business combination accounted for as a purchase. The total cost of the acquisition was $14.0 million, which exceeded the fair value of the net assets of AS+C by approximately $8.1 million, which is allocated as goodwill and amortized using the straight-line method over 40 years. The Company purchased AS+C with cash borrowings. AS+C is an aerospace parts, logistics, and distribution company primarily servicing the European original equipment manufacturers market.

      On March 2, 1998, the Company consummated the acquisition of Edwards and Lock Management Corporation, doing business as Special-T Fasteners, in a business combination accounted for as a purchase. The cost of the acquisition was approximately $50.0 million, of which 50.1% of the contractual purchase price was paid in shares of Class A Common Stock of the Company and 49.9% was paid in cash. The total cost of the acquisition exceeded the fair value of the net assets of Special-T by approximately $23.6 million, which is preliminarily being allocated as goodwill, and amortized using the straight-line method over 40 years. Special-T manages the logistics of worldwide distribution of Company manufactured precision fasteners to customers in the aerospace industry, government agencies, OEM's, and other distributors.

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

      On December 31, 1998, Banner consummated the sale of Solair, Inc., it's largest subsidiary in the rotables group, to Kellstrom Industries, Inc., in exchange for approximately $60.4 million in cash and a warrant to purchase 300,000 shares of common stock of Kellstrom. In December 1998, Banner recorded a $19.3 million pre-tax loss from the sale of Solair. This loss was included in cost of goods sold as it was primarily attributable to the bulk sale of inventory at prices below the carrying amount of inventory.

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

                                             For the Six Months
                                                   Ended
                                            December    December
                                               28,         27,
                                              1997        1998
Net sales                                     $                $
                                            259,672      271,401
Gross profit                                              66,081
                                             59,039
Earnings (loss) from continuing operations    (6,313)      4,960
Earnings (loss) from continuing operations,         $          $
per share                                      (0.37)       0.22

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

                                             For the
                                           Six Months
                                              Ended
                                             December     December
                                               28,          27,
                                               1997         1998
 Net sales                                          $            $
                                               48,841       40,226
 Gross profit
                                               18,191       15,236
 Earnings from continuing operations
                                                8,132        8,929
 Net earnings
                                                8,132        8,929

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

9.
  EARNINGS PER SHARE

      The following table illustrates the computation of basic and diluted earnings per share:

                                     Three               Six
                                     Months            Months
                                     Ended              Ended
                                    12/28/9   12/27/9  12/28/9   12/27/9
                                       7         8        7         8
Basic earnings per share:
 Loss from continuing operations          $         $        $         $
                                    (4,605)   (8,827)  (3,376)   (7,637)
 Common shares outstanding
                                     17,088    21,872   16,864    22,129
 Basic loss per share:
 Basic loss from continuing               $         $        $         $
operations per share                 (0.27)    (0.40)   (0.20)    (0.35)

Diluted earnings per share:
 Loss from continuing operations          $         $        $         $
                                    (4,605)   (8,827)  (3,376)   (7,637)
 Common shares outstanding
                                     17,088    21,872   16,864    22,129
 Options
                                   antidil    antidil   antidil   antidil
                                   utive      utive     utive     utive
 Warrants
                                   antidil    antidil   antidil   antidil
                                   utive      utive     utive     utive
 Total shares outstanding            17,088    21,872   16,864    22,129
 Diluted loss from continuing             $         $        $         $
operations per share                 (0.27)    (0.40)   (0.20)    (0.35)

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

11.  SUBSEQUENT EVENTS

      On  December  28, 1998, the Company announced that it  had  signed  a definitive merger agreement to acquire Kaynar Technologies Inc., an aerospace and industrial fastener manufacturer and tooling company, through a merger of Kaynar with a wholly-owned subsidiary of the Company. The purchase price is $239 million for Kaynar common and preferred stock, $28 million for a covenant not to compete from the majority Kaynar shareholder, and the Company will assume approximately $98 million of Kaynar's debt. A majority of the holders of all classes of Kaynar stock have agreed to vote in favor of the merger. The transaction is subject to certain conditions, including financing and regulatory approval.

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

             ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. On November 15, 1990, the Company changed its name from Banner Industries, Inc. to The Fairchild Corporation. The Company is the owner of 100% of RHI Holdings, Inc. and the majority owner of Banner Aerospace, Inc. RHI is the owner of 100% of Fairchild Holding Corp. The Company's principal operations are conducted through Banner and FHC. The Company holds a significant equity interest in Nacanco Paketleme, and, during the period covered by this report, held a significant equity interest in Shared Technologies Fairchild Inc. ("STFI"). (See Note 4 to the June 30, 1998 Form 10-K Consolidated Financial Statements, as to the disposition of the Company's interest in STFI.)

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

      On March 2, 1998, the Company consummated the acquisition of Edwards and Lock Management Corporation, doing business as Special-T Fasteners, in a business combination accounted for as a purchase. The cost of the acquisition was approximately $50.0 million, of which 50.1% of the contractual purchase price for the acquisition was paid in shares of Class A Common Stock of the Company and 49.9% was paid in cash. The total cost of the acquisition exceeded the fair value of the net assets of Special-T by approximately $23.6 million, which is preliminarily being allocated as goodwill, and amortized using the straight-line method over 40 years. Special-T manages the logistics of worldwide distribution of Company manufactured precision fasteners to customers in the aerospace industry, government agencies, OEMs, and other distributors.

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

      On December 31, 1998, Banner consummated the sale of Solair, Inc., it's largest subsidiary in the rotables group, to Kellstrom Industries, Inc., in exchange for approximately $60.4 million in cash and a warrant to purchase 300,000 shares of common stock of Kellstrom. In December 1998, Banner recorded a $19.3 million pre-tax loss from the sale of Solair. This loss was included in cost of goods sold as it was primarily attributable to the bulk sale of inventory at prices below the carrying amount of inventory.

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

(In thousands)                  Three                 Six
                               Months               Months
                               Ended                Ended

                              12/28/9    12/27/9   12/28/9   12/27/9
                                 7          8         7         8
 Sales by Segment:
   Aerospace Fasteners               $         $         $          $
                                91,014   102,764   167,861    199,322
   Aerospace Distribution
                               119,614    46,838   242,528     97,366
   Corporate and Other
                                 1,362     1,579     2,724      3,032
   Intersegment Eliminations
(a)                            (3,374)         -   (10,135          -
                                                         )
 TOTAL SALES                         $         $         $          $
                               208,616   151,181   402,978    299,720
 Operating Results by
Segment:
   Aerospace Fasteners               $         $         $          $
                                 6,382    10,647     8,892     18,477
   Aerospace Distribution
                                 7,714   (17,285    17,085    (15,567
                                               )                    )
   Corporate and Other
                                 (871)   (3,582)       204    (7,491)
 OPERATING INCOME (LOSS)             $         $         $          $
                                13,225   (10,220    26,181    (4,581)
                                               )

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

(In thousands)                  Three                 Six
                               Months               Months
                               Ended                Ended

                              12/28/9    12/27/9   12/28/9   12/27/9
                                 7          8         7         8
 Sales by Segment:
   Aerospace Fasteners               $         $         $          $
                                98,391   102,764   184,215    199,322
   Aerospace Distribution
                                34,710    34,946    72,733     69,047
   Corporate and Other
                                 1,362     1,579     2,724      3,032
 TOTAL SALES                         $         $         $          $
                               134,463   139,289   259,672    271,401
 Operating Results by
Segment:
   Aerospace Fasteners               $         $         $          $
                                 8,011    10,647    12,480     18,477
   Aerospace Distribution
                                 1,849     1,652     5,574      3,575
   Corporate and Other
                               (1,505)   (3,582)     (265)    (7,491)
 OPERATING INCOME                    $         $         $          $
                                 8,355     8,717    17,789     14,561

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

     Gross margin as a percentage of sales was 11.9% and 17.6% in the three and six months ended December 27, 1998, respectively. Included in cost of goods sold was a charge of $19.3 million recognized on the sale of Solair. This charge was attributable primarily to the bulk sale of inventory at prices below the carrying amount of the inventory. Excluding this charge, gross margin as a percentage of sales was 20.3% and 24.7% in the second quarter of fiscal 1998 and 1999, respectively, and 25.6% and 24.0% in the first six months of fiscal 1998 and 1999, respectively. The lower margins in the fiscal 1999 period are attributable to a change in product mix in the Aerospace Distribution segment as a result of the disposition of Banner's hardware group. Partially offsetting the overall lower margins was an improvement in margins within the Aerospace Fasteners segment resulting from acquisitions, efficiencies associated with increased production, improved skills of the work force, and reduction in the payment of overtime.

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

      Operating income for the six months ended December 27, 1998 decreased $30.8 million from the comparable prior period, of which $19.3 million was a charge attributable primarily to the bulk sale of inventory at prices below the carrying amount of the inventory. Excluding the charge related to the sale of Solair in the current period, operating income would have been $9.1 million in the second quarter of fiscal 1999, a decrease of 31.2% compared to operating income of $13.2 million in the second quarter of fiscal 1998. Excluding the charge related to the sale of Solair in the current period, Operating income would have been $14.7 million in the first six months of fiscal 1999, a decrease of 43.7% compared to operating income of $26.2 million in the fiscal 1998 six-month period. The decreases are primarily attributable to the loss of operating income resulting from the disposition of Banner's hardware group and the decrease in other income.

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

  Operating income for the three and six months ended December 27, 1998 decreased by $25.0 million and $32.7 million, respectively as compared to the prior periods. Included in the current period results was a charge of $19.3 million attributable primarily to the bulk sale of inventory at prices below the carrying amount of the inventory. Excluding this charge related to the sale of Solair in the current period, operating income would have decreased $5.7 million in the second quarter and $13.3 million in the first six months of fiscal 1999, compared to the same periods of the prior year, due primarily to the disposition of Banner's hardware group. On a pro forma basis, excluding results from dispositions, operating income decreased $0.2 million in the second quarter and $2.0 million in the first six months of fiscal 1999, compared to the same periods of the prior year.

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

Year 2000

      As the end of the century nears, there is a widespread concern that many existing data processing devices that use only the last two digits to refer to a year will not properly recognize a year that begins with the digits ''20'' instead of ''19.'' If not properly modified, these data processing devices could fail, create erroneous results, or cause unanticipated systems failures, among other problems. In response, the Company has developed a worldwide Year 2000 readiness plan that is divided into a number of interrrelated and overlapping phases. These phases include corporate awareness and planning, readiness assessment, evaluation and prioritization of solutions, implementation of remediation, validation testing, and contingency planning. Each is discussed below.

     Awareness. In the corporate awareness and planning phase, the Company formed a Year 2000 project group under the direction of the Company's Chief Financial Officer, identified and designated key personnel within the Company to coordinate its Year 2000 efforts, and retained the services of outside technical review and modification consultants. The project group prepared an overall schedule and working budget for the Company's Year 2000 plan. The Company has completed this phase of its Year 2000 plan. The Company evaluates its information technology applications regularly, and based on such evaluation revises the schedule and budget to reflect the progress of the Company's Year 2000 readiness efforts. The Chief Financial Officer regularly reports to the Company's management and the audit committee of the board of directors on the status of the Year 2000 project.

      Assessment. In the readiness assessment phase, the Company, in coordination with its technical review consultants, has been evaluating the Company's Year 2000 preparedness in a number of areas, including its information technology infrastructure, external resources, physical plant and production facilities, equipment and machinery, products and inventory. The Company has substantially completed this phase of its Year 2000 Plan. However, the Company is continuing to assess the extent and implications relating to product inventories maintained by Fairchild Technologies that include embedded data processing technology. In addition, pending the completion of all validation testing, the Company continues to review all aspects of its Year 2000 preparedness on a regular basis. In this respect, we have designated officers at each business segment to provide regular assessment updates to our outside consultants. These consultants are assimilating a range of alternative methods to complete each phase of our Year 2000 plan and are reporting regularly their findings and conclusions to the Company's Chief Financial Officer.

      Evaluation. In the evaluation and prioritization of solutions phase, the Company seeks to develop potential solutions to the Year 2000 issues identified in the Company's readiness assessment phase, consider those solutions in light of the Company's other information technology and business priorities, prioritize the various remediation tasks, and develop an implementation schedule. This phase is ongoing and will not be completed until after October 31, 1999, when all validation testing is anticipated to be completed. However, identified problems are corrected as soon as practicable after identification. To date, the Company has not identified any major information technology system or non-information technology system that it must replace in its entirety for Year 2000 reasons. The Company has also determined that most of the Year 2000 issues identified in the assessment phase can be addressed satisfactorily through system modifications, component upgrades and software patches. Thus, the Company does not presently anticipate incurring any material systems replacement costs relating to the Year 2000 issues.

      Implementation. In the implementation of remediation phase, the Company, with the assistance of its technical review and modification consultants, began to implement the proposed solutions to any identified Year 2000 issues. The solutions include equipment and component upgrades, systems and software patches, reprogramming and resetting machines, and other modifications. Substantially all of the material systems within the aerospace fasteners and aerospace distribution segments of the Company's business are currently Year 2000 ready. However, the Company is continuing to evaluate and implement Year 2000 modifications to embedded data processing technology in certain manufacturing equipment used in its aerospace fasteners segment. At Fairchild Technologies, the Company intends, but has no specific plan, to replace and upgrade a number of its systems that are not Year 2000 compliant.

     Testing. In the validation testing phase, Fairchild seeks to evaluate and confirm the results of its Year 2000 remediation efforts. In conducting its validation testing, the Company is using, among other things, proprietary testing protocols developed internally and by the Company's technical review and modification consultants, as well as testing tools such as Greenwich Mean Time's Check 2000 and SEMATECH's Year 2000 Readiness Testing Scenarios Version 2.0. The Greenwich tools identify potential Year 2000-related software and data problems, and the SEMATECH protocols validate the ability of data processing systems to rollover and hold transition dates. Testing for the aerospace fasteners segment is approximately 20 percent complete, and testing for the aerospace distribution segment is approximately 30 to 40 percent complete. To date, the results of the Company's validation testing have not revealed any new and significant Year 2000 issues or any ineffective remediation. The Company expects to complete testing of its most critical information technology and related systems by June 30, 1999.

     Contingency Planning. In the contingency planning phase, the Company, together with its technical review consultants, is assessing the Year 2000 readiness of its key suppliers, distributors, customers and service providers. Toward that objective, the Company has sent letters, questionnaires and surveys to its business partners, inquiring about their Year 2000 readiness arrangements. The average response rate to date has been approximately 40%, but all of our most significant business partners have responded to our inquiries. In this phase, the Company also began to evaluate the risks to the Company that its failure or the failure of others to be Year 2000 ready would cause a material disruption to, or have a material effect on, the Company's financial condition, business or operations. So far, we have identified only our aerospace fasteners MRP system as being both mission critical and potentially at risk. In mitigation of this concern, we have engaged a consultant to test and evaluate the manufacturer-designed Year 2000 patches for the system. This testing has only recently commenced, but no significant problems have been identified. The Company also is developing and evaluating contingency plans to deal with events arising from significant Year 2000 issues outside of our infrastructure. In this regard, the Company is considering the advisability of augmenting its inventories of certain raw materials and finished products, securing additional sources for certain supplies and services, arranging for back-up utilities, and exploring alternate distribution and sales channels, among other things.

      The following chart summarizes the Company's progress, by phase and business segment, in completing its Year 2000 plan:

                  Percentage of Year 2000 Plan Completed
                      (By Phase and Business Segment)


                   Quarte
                     r
                   Ended
                   Sept.    Dec.    Mar.    June    Sept.   Dec.     Work
                    28,     28,     29,     30,      27,     27,
                    1997    1997    1998    1998    1998    1998   Remaini
                                                                      ng
Awareness:
     Aerospace      50%     100%    100%    100%    100%    100%      0%
Fasteners
     Aerospace      100     100     100     100      100     100      0
Distribution
Assessment:
     Aerospace               25      50      75      100     100      0
Fasteners
     Aerospace               0       0       0       50      100      0
Distribution
Evaluation:
     Aerospace                                        0      70       30
Fasteners
     Aerospace                                       20      100      0
Distribution
Implementation:
     Aerospace                                               50       50
Fasteners
     Aerospace                                               40       60
Distribution
Testing:
     Aerospace                                               20       80
Fasteners
     Aerospace                                              30-40   60-70
Distribution
Contingency
Planning:
     Aerospace                                        0      20       80
Fasteners
     Aerospace                                       25      50       50
Distribution

     The following chart summarizes the total costs incurred by the Company as of December 27, 1998, by business segment, to address Year 2000 issues, and the total costs the Company reasonably anticipates incurring during 1999 relating to the Year 2000 issue.

                              Year 2000 Costs  Anticipated Year 2000
                                   as of               Costs
                               December 27,    During the Next Twelve
                                   1998                Months
Aerospace Fasteners              $250,000            $2,000,000
Aerospace Distribution           $550,000            $  100,000


      The Company has funded the costs of its Year 2000 plan from general operating funds, and all such costs have been deducted from income. To date, the costs associated with the Company's Year 2000 efforts have not had a material effect on, and have caused no delays with respect to, our other information technology programs or projects.

       The  Company  anticipates  that  it  will  complete  its  Year  2000 preparations by October 31, 1999. Although the Company's Year 2000 assessment, evaluation, implementation, testing and contingency planning phases are not yet complete, the Company does not currently believe that Year 2000 issues will materially affect its business, results of operations or financial condition. However, in some international markets in which the Company conducts business, the level of awareness and remediation efforts by third parties, utilities and infrastructure managers relating to the Year 2000 issue may be less advanced than in the United States, which could, despite the Company's efforts, have an adverse effect on us. If the Company's Year 2000 programs are not completed on time, or its mission critical systems are not Year 2000 ready, the Company could be subject to significant business interruptions, and could be liable to customers and other third parties for breach of contract, breach of warranty, misrepresentation, unlawful trade practices and other claims.


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


                        Expecte
                           d
                        Fiscal
                         Year
                        Maturit
                        y Date
                                                              Thereaf
                         1999   2000    2001   2002     2003    ter
Interest Rate Swaps:
   Variable to Fixed       -   20,000  60,000    -       -    100,000
   Average cap rate        -    7.25%   6.81%    -       -     6.49%
   Average floor rate      -    5.84%   5.99%    -       -     6.24%
   Weighted average        -    4.99%   4.80%    -       -     5.44%
rate
   Fair Market Value       -    (88)    (731)    -       -    (9,828)

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




Date:                    March 25, 1999