Form 10-Q
period 1999-03-28
FAIRCHILD CORP
filed 1999-05-12
CIK 9779

9

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

               For the Quarterly Period Ended March 28, 1999

                       Commission File Number 1-6560


                          THE FAIRCHILD CORPORATION
          (Exact name of Registrant as specified in its charter)

          Delaware                            34-0728587
          (State or other jurisdiction of     (I.R.S. Employer Identification
          Incorporation or organization)       No.)

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

                                                   Outstanding at
               Title of Class                      March 28, 1999
     Class A Common Stock, $0.10 Par Value         19,222,606
     Class B Common Stock, $0.10 Par Value          2,624,062



          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   INDEX


                                                                       Page
PART I.               FINANCIAL INFORMATION

Item 1.Condensed Consolidated Balance Sheets as of June 30, 1998 and
       March 28, 1999 (Unaudited)                                        3

       Consolidated Statements of Earnings (Unaudited) for the Three
       and Nine Months ended March 29, 1998 and March 28, 1999           5

       Condensed Consolidated Statements of Cash Flows (Unaudited)for
       the Nine Months ended March 29, 1998 and March 28, 1999           7

       Notes to Condensed Consolidated Financial Statements (Unaudited)  8

Item 2.Management's Discussion and Analysis of Results of Operations
       and Financial Condition                                          14

Item 3.Quantitative and Qualitative Disclosure About Market Risk        24


PART II.   OTHER INFORMATION

Item 1.Legal Proceedings                                               25

Item 5.Other Information                                               25

Item 6.Exhibits and Reports on Form 8-K                                25

* For purposes of Part I of this Form 10-Q, the term "Company" means The Fairchild Corporation, and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means The Fairchild Corporation, unless otherwise indicated.

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               June 30, 1998 and March 28, 1999 (Unaudited)
                              (In thousands)


                                  ASSETS

                                          June 30, March 28,
ASSETS                                      1998      1999
                                            (*)

CURRENT ASSETS:
Cash and cash equivalents, $746 and $0
restricted                              $   49,601 $  167,346
Short-term investments                       3,962      3,777
Accounts receivable-trade, less            120,284    101,731
allowances of $5,655 and $3,149
Inventories:
   Finished goods                          187,205    136,918
   Work-in-process                          20,642     21,639
   Raw materials                             9,635      8,416
                                           217,482    166,973
Net current assets of discontinued
operations                                  11,613         -
Prepaid expenses and other current          53,081     48,267
assets
Total Current Assets                       456,023    488,094

Property, plant and equipment, net of
accumulated
  Depreciation of $82,968 and $99,896      118,963    122,876
Net assets held for sale                    23,789     20,625
Net noncurrent assets of discontinued        8,541
operations                                                 -
Cost in excess of net assets acquired
(Goodwill), less
  accumulated amortization of $42,079      168,307    167,164
and $46,081
Investments and advances, affiliated        27,568     29,209
companies
Prepaid pension assets                      61,643     62,597
Deferred loan costs                          6,362      6,377
Long-term investments                      235,435     42,441
Other assets                                50,628     75,448
TOTAL ASSETS                            $1,157,259 $1,014,831






*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               June 30, 1998 and March 28, 1999 (Unaudited)
                              (In thousands)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30, March 28,
                                           1998     1999

CURRENT LIABILITIES:                        (*)
Bank notes payable and current
maturities of long-term debt           $   20,665 $    34,020
Accounts payable                           53,859      31,942
Other accrued liabilities                  92,743      71,158
Income taxes                               28,311      15,760
Net current liabilities of discontinued
operations                                      -       7,985
Total Current Liabilities                 195,578     160,865

LONG-TERM LIABILITES:
Long-term debt, less current maturities   295,402     227,475
Other long-term liabilities                23,767      26,303
Retiree health care liabilities            42,103      43,356
Noncurrent income taxes                    95,176     104,635
Minority interest in subsidiaries          31,674      30,502
TOTAL LIABILITIES                         683,700     593,136

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value;
authorized
  40,000 shares, 26,747 (26,679 in June)
shares issued and
  19,257 (20,429 in June) shares            2,667       2,674
outstanding
Class B common stock, $0.10 par value;
authorized 20,000
   shares, 2,622 (2,625 in June) shares       263         262
issued and outstanding
Paid-in capital                           195,112     195,679
Retained earnings                         311,039     294,911
Cumulative other comprehensive income      16,386       2,179
Treasury stock, at cost, 7,490 (6,250 in  (51,908)    (74,010)
June) shares of Class A
   common stock
TOTAL STOCKHOLDERS' EQUITY                473,559     421,695
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $1,157,259 $1,014,831








*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED STATEMENTS OF EARNINGS (Unaudited)
 For The Three (3) and Nine (9) Months Ended March 29, 1998 and March 28,
                                   1999
                   (In thousands, except per share data)

                                        Three Months     Nine Months
                                           Ended            Ended
                                      3/29/98 3/28/99  3/29/98 3/28/99
REVENUE:
   Net sales                         $164,164 $ 146,352 $ 567,142 $446,072
   Other income, net                      847       704     5,451    1,473
                                      165,011   147,056   572,593  447,545
COSTS AND EXPENSES:
   Cost of goods sold                 126,374   109,462   426,201  356,448
   Selling, general & administrative   28,219    28,049   107,187   83,495
   Amortization of goodwill             1,573     1,364     4,179    4,002
                                      156,166   138,875   537,567  443,945

 OPERATING INCOME                       8,845     8,181    35,026    3,600

 Interest expense                       9,369     7,075    38,027   22,281
 Interest income                         (587)     (267)   (1,501)  (1,326)
 Net interest expense                   8,782     6,808    36,526   20,955
 Investment income (loss)                 234    36,876    (4,946)  37,710
 Nonrecurring gain on disposal of
subsidiary                            123,991         -   123,991        -
 Earnings from continuing operations
before taxes                          124,288    38,249   117,545   20,355
 Income tax provision                 (52,295)  (13,749)  (48,432)  (7,316)
 Equity in earnings of affiliates,
net                                       330       132     1,709    1,821
 Minority interest, net               (21,905)   (4,249)  (23,780)  (2,114)
 Earnings from continuing operations   50,418    20,383    47,042   12,746
 Loss from discontinued operations,
net                                    (1,578)        -    (4,260)       -
 Gain (loss) on disposal of
discontinued operations, net           46,548   (19,694)   76,522  (28,874)
 Extraordinary items, net              (3,701)        -    (6,725)       -
 NET EARNINGS (LOSS)                 $ 91,687  $    689  $112,579 $(16,128)

 Other comprehensive income (loss),
net of tax:
 Foreign currency translation
adjustments                           (2,178)   (6,139)   (3,750)   1,413
 Unrealized holding changes on
securities arising during the period   14,540  (12,865)   14,540  (15,620)
 Other comprehensive income (loss)     12,362  (19,004)   10,790  (14,207)
 COMPREHENSIVE INCOME (LOSS)         $104,049 $(18,315) $123,369 $(30,335)



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED STATEMENTS OF EARNINGS (Unaudited)
 For The Three (3) and Nine (9) Months Ended March 29, 1998 and March 28,
                                   1999
                   (In thousands, except per share data)


                                        Three Months     Nine Months
                                           Ended            Ended
                                      3/29/98 3/28/99  3/29/98 3/28/99

BASIC EARNINGS PER SHARE:
Earnings from continuing operations   $  2.52  $  0.93 $  2.62 $  0.58
Loss from discontinued operations,
net                                     (0.08)        -  (0.24)      -
Gain (loss) on disposal of
discontinued operations, net             2.32    (0.90)   4.27   (1.30)
Extraordinary items, net                (0.18)       -   (0.37)      -
NET EARNINGS (LOSS)                   $  4.58  $  0.03 $  6.28 $ (0.72)
 Other comprehensive income (loss),
net of tax:
 Foreign currency translation
adjustments                           $ (0.11) $ (0.28)$ (0.21)$  0.06
 Unrealized holding changes on
securities arising during the period     0.73    (0.59)   0.81   (0.71)
 Other comprehensive income (loss)       0.62    (0.87)   0.60   (0.65)
 COMPREHENSIVE INCOME (LOSS)          $  5.20  $ (0.84)$  6.88 $ (1.37)

DILUTED EARNINGS PER SHARE:
Earnings from continuing operations   $  2.41  $  0.92 $  2.50 $  0.57
Loss from discontinued operations,
net                                     (0.08)       -   (0.23)      -
Gain (loss) on disposal of
discontinued operations, net             2.22    (0.89)   4.07   (1.28)
Extraordinary items, net                (0.18)       -   (0.36)      -
NET EARNINGS (LOSS)                   $  4.37  $  0.03 $  5.98 $ (0.71)
 Other comprehensive income (loss),
net of tax:
 Foreign currency translation
adjustments                           $ (0.10) $ (0.28)$ (0.20)$  0.06
 Unrealized holding changes on
securities arising during the period     0.69    (0.58)   0.77   (0.69)
 Other comprehensive income (loss)       0.59    (0.86)   0.57   (0.63)
 COMPREHENSIVE INCOME (LOSS)          $  4.96  $ (0.83)$  6.55 $ (1.34)
Weighted average shares outstanding:
  Basic                                20,036   21,872  17,938  22,129
  Diluted                              20,922   22,165  18,813  22,552













The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
      For The Nine (9) Months Ended March 29, 1998 and March 28, 1999
                              (In thousands)


                                         For the Nine Months Ended
                                               3/29/98 3/28/99
Cash flows from operating activities:
        Net earnings (loss)                   $112,579  $(16,128)
        Depreciation and amortization           16,480    17,371
        Amortization of deferred loan fees       2,057       888
        Accretion of discount on long-term
liabilities                                      2,744     3,854
        Net (gain) loss on divestiture of
subsidiaries                                   (99,766)        -
        Net gain on the sale of discontinued
operations                                    (135,736)        -
        Extraordinary items, net of cash
payments                                         6,725         -
        Distributed earnings of affiliates,
net                                               (165)    3,376
        Minority interest                       23,780     2,114
        Change in assets and liabilities       (50,735)  (44,431)
        Non-cash charges and working capital
changes of discontinued operations              18,083    12,445
        Net cash used for operating
activities                                    (103,954)  (20,511)
 Cash flows from investing activities:
        Purchase of property, plant and
equipment                                      (23,706)  (18,694)
        Acquisition of minority interest in
subsidiaries                                   (26,383)        -
        Acquisition of subsidiaries, net of
cash acquired                                  (32,404)   (3,940)
        Net proceeds received from investment
securities                                       9,202   173,424
        Gross proceeds received from the
divestiture of subsidiary                            -    60,397
        Net proceeds received from the sale
of discontinued operations                     167,987         -
        Changes in net assets held for sale
                                                 2,239     3,526
        Other, net                                 180       283
        Investing activities of discontinued
operations                                      (3,328)     (542)
        Net cash provided by investing
activities                                      93,787   214,454
 Cash flows from financing activities:
        Proceeds from issuance of debt         178,036    80,127
        Debt repayments and repurchase of
debentures, net                               (177,056) (135,569)
        Issuance of Class A common stock        54,176       153
        Purchase of treasury stock                   -   (22,101)
        Financing activities of discontinued
operations                                       (100)        30
        Net cash provided by (used for)
financing activities                            55,056   (77,360)
        Effect of exchange rate changes on
cash                                            (2,496)    1,162
        Net increase in cash and cash
equivalents                                     42,393   117,745
        Cash and cash equivalents, beginning
of the year                                     19,420    49,601
        Cash and cash equivalents, end of the
period                                        $ 61,813  $167,346








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                     (In thousands, except share data)

1.   FINANCIAL STATEMENTS

      The consolidated balance sheet as of March 28, 1999 and the consolidated statements of earnings and cash flows for the nine months ended March 29, 1998 and March 28, 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 28, 1999, and for all periods presented, have been made. The balance sheet at June 30, 1998 was condensed from the audited financial statements as of that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 Annual Report on Form 10-K and the Banner Aerospace, Inc. March 31, 1998 Annual Report on Form 10-K. The results of operations for the period ended March 28, 1999 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

2.   BUSINESS COMBINATIONS

      The Company has accounted for the following acquisitions by using the purchase method. The respective purchase price is assigned to the net assets acquired based on the fair value of such assets and liabilities at the respective acquisition dates.

      On November 28, 1997, the Company acquired AS+C GmbH, Aviation Supply + Consulting ("AS+C") in a business combination accounted for as a purchase. The total cost of the acquisition was $14.0 million, which exceeded the fair value of the net assets of AS+C by approximately $8.1 million, which is allocated as goodwill and amortized using the straight-line method over 40 years. The Company purchased AS+C with cash borrowings. AS+C is an aerospace parts, logistics, and distribution company primarily servicing European original equipment manufacturers.

     On January 13, 1998, Banner completed the disposition of substantially all of the assets and certain liabilities of certain subsidiaries to AlliedSignal Inc., in exchange for shares of AlliedSignal Inc. common stock with an aggregate value of $369 million. The assets transferred to AlliedSignal Inc. consisted primarily of Banner's hardware group, which included the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners, and its PacAero unit. Approximately $196 million of the common stock received from AlliedSignal Inc. was used to repay outstanding term loans of Banner's subsidiaries and related fees. The Company accounts for its investment in AlliedSignal Inc. common stock as an available-for-sale security.

      On March 2, 1998, the Company consummated the acquisition of Edwards and Lock Management Corporation, doing business as Special-T Fasteners, in a business combination accounted for as a purchase. The cost of the acquisition was approximately $50.0 million, of which 50.1% of the contractual purchase price was paid in shares of Class A Common Stock of the Company and 49.9% was paid in cash. The total cost of the acquisition exceeded the fair value of the net assets of Special-T by approximately $23.6 million, which is being allocated as goodwill, and amortized using the straight-line method over 40 years. Special-T manages the logistics of worldwide distribution of Company manufactured precision fasteners to customers in the aerospace industry, government agencies, OEMs, and other distributors.

     On December 31, 1998, Banner consummated the sale of Solair, Inc., its largest subsidiary in the rotables group, to Kellstrom Industries, Inc., in exchange for approximately $60.4 million in cash and a warrant to purchase 300,000 shares of common stock of Kellstrom. In December 1998, Banner recorded a $19.3 million pre-tax loss from the sale of Solair. This loss was included in cost of goods sold as it was primarily attributable to the bulk sale of inventory at prices below the carrying amount of inventory.

     On February 22, 1999, the Company used available cash to acquire 77.3% of SNEP S.A. for approximately $5.0 million, including $1.1 million of debt assumed, in a business combination accounted for as a purchase. The total cost of the acquisition exceeded the fair value of the net assets of SNEP by approximately $3.8 million, which is preliminarily being allocated as goodwill, and amortized using the straight-line method over 40 years. SNEP is a French manufacturer of precision machined self-locking nuts and special threaded fasteners serving the European industrial, aerospace and automotive markets.

3.   DISCONTINUED OPERATIONS

      For the Company's fiscal years ended June 30, 1996, 1997, 1998, and for the first nine months of fiscal 1999, Fairchild Technologies ("Technologies") had pre-tax operating losses of approximately $1.5 million, $3.6 million, $48.7 million, and $25.0 million, respectively. The after-tax operating loss from Technologies exceeded the June 1998 estimate recorded for expected losses by $9.2 million through March 1999. An additional after-tax charge of $19.7 million was recorded in the nine months ended March 28, 1999, based on a current estimate of the remaining losses in connection with the disposition of Technologies. While the Company believes that $19.7 million is a reasonable charge for the remaining losses to be incurred from Technologies, there can be no assurance that this estimate is adequate.

      During the third quarter of fiscal 1999, the Semiconductor Equipment Group of Technologies ceased all manufacturing activities, began to dispose of its production machinery and existing inventory, informed customers and business partners that it has discontinued operations, significantly reduced its workforce, and stepped up the level of discussions and negotiations with other companies regarding the sale of its remaining assets. Technologies is also exploring several alternative transactions with potential successors the business of its Optical Disc Equipment Group, but has made no definitive arrangement for its disposition. Additional information regarding discontinued operations is set forth in Footnote 4 of the Consolidated Financial Statements of the Company's June 30, 1998 Annual Report on Form 10-K.

4.   PRO FORMA FINANCIAL STATEMENTS

      The unaudited pro forma consolidated financial information for the nine months ended March 29, 1998, present the results of the Company's operations as though the divestitures of Banner's hardware group and Solair, and the acquisitions of Special-T and AS+C, had been in effect since the beginning of fiscal 1998. The unaudited pro forma consolidated financial information for the nine months ended March 28, 1999 provide the results of the Company's operations as though the divestiture of Solair had been in effect since the beginning of fiscal 1999. The pro forma information is based on the historical financial statements of the Company, Banner, Special-T, and AS+C giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made, including changes in interest expense for revised debt structures and estimates of changes to goodwill amortization. The following unaudited pro forma information is not necessarily indicative of the results of operations that would actually have occurred if the transactions had been in effect since the beginning of each period, nor are they indicative of future results of the Company.

                                               For the Nine
                                               Months Ended
                                            March 29, March 28,
                                              1998       1999
Net sales                                  $413,254    $417,753
Gross profit                                 93,670     102,971
Earnings (loss) from continuing operations    1,832      22,461
Earnings (loss) from continuing operations,
per  basic share                           $   0.10    $   1.02
Earnings (loss) from continuing operations,
per diluted share                          $   0.10    $   1.00

      The pro forma financial information has not been adjusted for nonrecurring gains from disposal of discontinued operations, reductions in interest expense and investment income that have occurred or are expected to occur from these transactions within the ensuing year.

5.   EQUITY SECURITIES

      The  Company  had  19,257,360 shares of  Class  A  common  stock  and
2,621,652 shares of Class B common stock outstanding at March 28, 1999. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. Shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. Shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. For the nine months ended March 28, 1999, 40,575 and 14,969 shares of Class A Common Stock were issued as a result of the exercise of stock options and the Special-T restricted stock plan, respectively, and shareholders converted 3,064 shares of Class B common stock into Class A common stock. In accordance with terms of the Special-T Acquisition, as amended, during the nine months ended March 28, 1999, the Company issued 9,911 restricted shares of the Company's Class A Common Stock for additional merger consideration. Additionally, the Company's Class A common stock outstanding was effectively reduced as a result of 1,239,750 shares purchased by Banner. The shares purchased by Banner are considered as treasury stock for accounting purposes.

6.   RESTRICTED CASH

      On March 28, 1999, the Company did not have any restricted cash. On June 30, 1998, the Company had restricted cash of approximately $746, all of which was maintained as collateral for certain debt facilities.

7.   SUMMARIZED STATEMENT OF EARNINGS INFORMATION

       The   following  table  presents  summarized  historical   financial
information,  on  a  combined  100%  basis,  of  the  Company's   principal
investments, which are accounted for using the equity method.

                                         For the Nine Months Ended
                                            March 29,  March 28,
                                              1998       1999
 Net sales                                   $ 63,615   $ 55,102
 Gross profit                                  23,095     18,603
 Earnings from continuing operations            9,769     10,207
 Net earnings                                   9,769     10,207

      The Company owns approximately 31.9% of Nacanco Paketleme common stock. The Company recorded equity earnings of $2,010 (net of an income tax provision of $1,083) and $2,105 (net of an income tax provision of $1,134) from this investment for the nine months ended March 29, 1998 and March 28, 1999, respectively.

8.   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

      On March 28, 1999, the Company had $30,502 of minority interest, of which $29,743 represents Banner. On March 28, 1999, minority shareholders held approximately 17% of Banner's outstanding common stock. For additional information regarding our acquisition of all the remaining stock in Banner the Company did not previously own, please refer to Note 11.

9.   EARNINGS PER SHARE

      The following table illustrates the computation of basic and diluted earnings per share:

                                     Three Months Ended Nine Months Ended
                                      3/29/98   3/28/99 3/29/98 3/28/99
Basic earnings per share:
 Earnings from continuing operations   $50,418  $20,383 $47,042 $12,746
 Common shares outstanding              20,036   21,872  17,938  22,129
 Basic earnings from continuing
operations per share                   $  2.52  $  0.93 $  2.62 $  0.58

Diluted earnings per share:
 Earnings from continuing operations   $50,418  $20,383 $47,042 $12,746
 Common shares outstanding              20,036   21,872  17,938  22,129
 Options                                   595      208     579     128
 Warrants                                  291       85     296     295
 Total shares outstanding               20,922   22,165  18,813  22,552
 Diluted earnings from continuing
operations per share                   $  2.41  $  0.92 $  2.50  $ 0.57

      Subsequent to March 28, 1999 the Company issued 2,981,412 shares of Class A common stock to shareholders' of Banner as a result of the Banner Merger (see Note 11). Additionally, participants in Banner's stock option plans now hold stock options under the Company's plan which entitle them to purchase 870,315 shares of Class A common stock. These shares were not included in the earnings per share calculations for the periods ended March 28, 1999 and could be dilutive in subsequent periods. No adjustments were made to earnings per share calculations for discontinued operations and extraordinary items.

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

      As of March 28, 1999, the consolidated total recorded liabilities of the Company for environmental matters was approximately $8.5 million, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $15.0 million.

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

11.  SUBSEQUENT EVENTS

The KTI Acquisition

      On April 20, 1999, the Company completed the acquisition of all of Kaynar Technologies, Inc. ("KTI") capital stock for approximately $222 million and assumed approximately $103 million of KTI's existing debt, the majority of which was refinanced at closing. In addition, the Company paid $28 million for a covenant not to compete from KTI's largest preferred shareholder. The acquisition was financed with existing cash, the sale of $225 million of 10 3/4% senior subordinated notes due 2009 (the "Notes") and a new bank credit facility.

The Banner Merger

      On April 8, 1999, the Company acquired the remaining 15% of the outstanding common and preferred stock of Banner not already owned by the Company, through the merger (the ''Banner Merger'') of Banner with one of the Company's subsidiaries. Under the terms of the Banner Merger, each share of Banner's preferred stock was converted into the right to receive one share of Banner common stock and each share of Banner common stock (other than those owned by the Company) was converted into the right to receive 0.7885 shares of the Company's Class A common stock. The Company issued 2,981,412 shares of Class A common stock as a result of the Banner Merger. Banner is now our wholly-owned subsidiary of the Company.

New Credit Facility

     Simultaneous with the consummation of the KTI Acquisition and the sale of the Notes, we entered into a new $325.0 million credit facility (the ''New Credit Facility'') which consists of a $225.0 million term loan, and a $100.0 million revolving credit facility of which approximately $31.5 million was drawn upon the acquisition of KTI (excluding approximately $19.0 million of outstanding letters of credit). The term loan bears interest at LIBOR plus 3.25% and the revolving credit facility bears interest at LIBOR plus 3.0%. Additionally, the revolving credit facility is subject to a non-use fee of ??%. The term loan matures on April 30, 2006 and the revolving credit facility matures on April 30, 2005.

             ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The Fairchild Corporation (the "Company") was incorporated in October 1969, under the laws of the State of Delaware. On November 15, 1990, the Company changed its name from Banner Industries, Inc. to The Fairchild Corporation. The Company is the owner of 100% of RHI Holdings, Inc. and Banner Aerospace, Inc. RHI is the owner of 100% of Fairchild Holding Corp. The Company's principal operations are conducted through Banner and FHC. The Company holds a significant equity interest in Nacanco Paketleme, and, during the period covered by this report, held a significant equity interest in Shared Technologies Fairchild Inc. ("STFI"). (See Note 4 to the June 30, 1998 Form 10-K Consolidated Financial Statements, as to the disposition of the Company's interest in STFI.)

      The following discussion and analysis provide information which management believes is relevant to assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

GENERAL

      The Company is a leading worldwide aerospace and industrial fastener manufacturer and distribution logistics manager and through Banner, an international supplier to the airlines and general aviation businesses, distributing a wide range of aircraft parts and related support services. Through internal growth and strategic acquisitions, we have become one of the leading suppliers of fasteners to aircraft OEM's such as Boeing, Lockheed Martin, Northrop Grumman, and the Airbus consortium members, including, Aerospatiale, DaimlerCrysler Aerospace, British Aerospace and CASA.

      The Company's aerospace business consists of two segments: aerospace fasteners and aerospace parts distribution. The aerospace fasteners segment manufactures and markets high performance fastening systems used in the manufacture and maintenance of commercial and military aircraft. The aerospace parts distribution segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies.

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

RESULTS OF OPERATIONS

Business Combinations

      The following discussion summarizes certain business combinations completed by the Company which significantly affect the comparability of the period to period results presented.

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

      On November 28, 1997, the Company acquired AS+C GmbH, Aviation Supply + Consulting ("AS+C") in a business combination accounted for as a purchase. The total cost of the acquisition was $14.0 million, which exceeded the fair value of the net assets of AS+C by approximately $8.1 million, which is allocated as goodwill and amortized using the straight-line method over 40 years. The Company purchased AS+C with cash borrowings. AS+C is an aerospace parts, logistics, and distribution company primarily servicing the European OEMs market.

     On January 13, 1998, Banner completed the disposition of substantially all of the assets and certain liabilities of certain subsidiaries to AlliedSignal Inc., in exchange for shares of AlliedSignal Inc. common stock with an aggregate value of $369 million. The assets transferred to AlliedSignal Inc. consisted primarily of Banner's hardware group, which included the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners, and its PacAero unit. Approximately $196 million of the common stock received from AlliedSignal Inc. was used to repay outstanding term loans of Banner's subsidiaries and related fees. The Company accounts for its remaining investment in AlliedSignal Inc. common stock as an available-for-sale security.

      On March 2, 1998, the Company consummated the acquisition of Edwards and Lock Management Corporation, doing business as Special-T Fasteners, in a business combination accounted for as a purchase. The cost of the acquisition was approximately $50.0 million, of which 50.1% of the contractual purchase price was paid in shares of Class A Common Stock of the Company and 49.9% was paid in cash. The total cost of the acquisition exceeded the fair value of the net assets of Special-T by approximately $23.6 million, which is being allocated as goodwill, and amortized using the straight-line method over 40 years. Special-T manages the logistics of worldwide distribution of Company manufactured precision fasteners to customers in the aerospace industry, government agencies, OEMs, and other distributors.

     On December 31, 1998, Banner consummated the sale of Solair, Inc., its largest subsidiary in the rotables group, to Kellstrom Industries, Inc., in exchange for approximately $60.4 million in cash and a warrant to purchase 300,000 shares of common stock of Kellstrom. In December 1998, Banner recorded a $19.3 million pre-tax loss from the sale of Solair. This loss was included in cost of goods sold as it was primarily attributable to the bulk sale of inventory at prices below the carrying amount of inventory.

Consolidated Results

      The  Company  currently reports in two principal  business  segments:
Aerospace Fasteners and Aerospace Distribution. The results of the Gas Springs Division are included in the Corporate and Other classification. The following table illustrates the historical sales and operating income of the Company's operations for the three and nine months ended March 29, 1998 and March 28, 1999, respectively.

(In thousands)
                             Three Months Ended   Nine Months Ended
                               3/29/98  3/28/99   3/29/98  3/28/99
 Sales by Segment:
   Aerospace Fasteners     $102,857  $103,749  $270,718  $303,071
   Aerospace Distribution    60,865    41,082   303,393   138,448
   Corporate and Other        1,442     1,521     4,166     4,553
   Intersegment Eliminations
(a)                          (1,000)        -   (11,135)        -
 TOTAL SALES               $164,164  $146,352  $567,142  $446,072
 Operating Results by Segment:
   Aerospace Fasteners     $  9,668  $ 10,913  $ 18,560  $ 29,390
   Aerospace Distribution     2,085     2,289    19,170   (13,278)
   Corporate and Other       (2,908)   (5,021)   (2,704)  (12,512)
 OPERATING INCOME          $  8,845  $  8,181  $ 35,026  $  3,600

(a) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.

      The following table illustrates sales and operating income of the Company's operations by segment, on an unaudited pro forma basis, as though the divestitures of Banner's hardware group and Solair, and the acquisitions of Special-T and AS+C had been in effect for the three and nine months ended March 29, 1998, and the divestiture of Solair had been in effect for the three and nine months ended March 28, 1999. The pro forma information is based on the historical financial statements of the Company, Banner, Special-T, and AS+C giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations that would actually have occurred if the transactions had been in effect since the beginning of each period, nor is it necessarily indicative of future results of the Company.

(In thousands)
                            Three Months Ended Nine Months Ended
                              3/29/98  3/28/99 3/29/98 3/28/99
 Sales by Segment:
   Aerospace Fasteners      $102,857 $103,749  $287,072 $303,071
   Aerospace Distribution     38,978   41,082   122,016  110,129
   Corporate and Other         1,442    1,521     4,166    4,553
 TOTAL SALES                $143,277 $146,352  $413,254 $417,753
 Operating Results by Segment:
   Aerospace Fasteners      $  9,668 $ 10,913  $ 22,148 $ 29,390
   Aerospace Distribution      2,199    2,289     7,492    5,864
   Corporate and Other        (2,439)  (5,021)   (2,704) (12,512)
 OPERATING INCOME           $  9,428 $  8,181  $ 26,936 $ 22,742

      Net sales of $146.4 million in the third quarter of fiscal 1999 decreased by $17.8 million, or 10.9%, compared to sales of $164.2 million in the third quarter of fiscal 1998. Net sales of $446.1 million in the first nine months of fiscal 1999 decreased by $121.1 million, or 21.3%, compared to sales of $567.1 million in the first nine months of fiscal 1998. The decrease is primarily attributable to the loss of revenues resulting from the disposition of Banner's hardware group and Solair. Approximately 2.2% of the current nine months sales growth came from the commercial aerospace industry. Recent acquisitions contributed approximately 1.9% and 3.4% to sales growth in the fiscal 1999 third quarter and nine-month periods, respectively. While divestitures decreased growth by approximately 12.7% and 27.0% in the fiscal 1999 third quarter and nine-month periods, respectively. On a pro forma basis, net sales increased 1.1% for the nine months ended March 28, 1999 compared to the same period ended March 29, 1998.

     Gross margin as a percentage of sales was 20.1% and 24.9% for the nine months ended March 28, 1999 and March 29, 1998, respectively. Included in cost of goods sold for the nine months ended March 28, 1999 was a charge of $19.3 million recognized from the sale of Solair. This charge was attributable primarily to the bulk sale of inventory at prices below the carrying amount of the inventory. Excluding this charge, gross margin as a percentage of sales was 24.9% and 24.4% in the first nine months of fiscal 1998 and 1999, respectively. The lower margins in the fiscal 1999 period are attributable to a change in product mix in the Aerospace Distribution segment as a result of the disposition of Banner's hardware group. Partially offsetting the overall lower margins was an improvement in margins within the Aerospace Fasteners segment resulting from acquisitions, efficiencies associated with increased production, improved skills of the work force, and reduction in the payment of overtime. Gross margin as a percentage of sales was 23.0% and 25.2% in the third quarter of fiscal 1998 and 1999, respectively.

     Selling, general & administrative expense as a percentage of sales was 18.9% and 18.7% in the nine month period of fiscal 1998 and 1999, respectively. The improvement in the fiscal 1999 period is attributable primarily to administrative efficiencies of the Company's ongoing operations.

     Other income decreased $4.0 million in the first nine months of fiscal 1999, compared to the first nine months of fiscal 1998. The Company recognized $4.4 million of income in the prior period from the involuntary conversion of air rights over a portion of the property the Company owns and is developing in Farmingdale, New York.

      Operating income for the nine months ended March 28, 1999 decreased $31.4 million from the comparable prior period, of which $19.3 million was a charge attributable primarily to the bulk sale of inventory at prices below the carrying amount of the inventory. Excluding the charge related to the sale of Solair in the current period, operating income would have been $22.9 million in the first nine months of fiscal 1999, a decrease of 34.6% compared to operating income of $35.0 million in the fiscal 1998 nine-month period. Operating income was $8.2 million in the third quarter of fiscal 1999, a decrease of 7.5% compared to operating income of $8.8 million in the third quarter of fiscal 1998. The decreases are primarily attributable to the loss of operating income resulting from the disposition of Banner's hardware group and Solair and the decrease in other income.

      Net interest expense decreased $2.0 million, or 22.5%, in the third quarter of fiscal 1999, compared to the third quarter of fiscal 1998. Net interest expense decreased $15.6 million, or 42.6%, in first nine months of fiscal 1999, compared to the same period of fiscal 1998. The decreases in the current year were due to a series of transactions completed in fiscal 1998, which significantly reduced the Company's total debt.

      Nonrecurring income of $124.0 million in the three and nine months ended March 29, 1998 resulted from the disposition of the Banner hardware group.

      Investment income improved by $42.7 million in the first nine months of fiscal 1999, compared to the same period of fiscal 1998. This improvement was due primarily to recognizing realized gains on investments liquidated in the fiscal 1999 period while recording unrealized holding losses on fair market adjustments of trading securities in the fiscal 1998 period.

      Minority interest improved by $21.7 million in the first nine months of fiscal 1999 as a result of the $124.0 million nonrecurring pre-tax gain from the disposition of Banner's hardware group in the first nine months of fiscal 1998.

      An income tax provision of $7.3 million in the first nine months of fiscal 1999 represented a 35.9% effective tax rate on pre-tax earnings from continuing operations. The tax provision was slightly higher than the statutory rate because the amortization of goodwill is not deductible for income tax purposes.

      The Company reported a $28.9 million loss on disposal of discontinued operations in the fiscal 1999 periods. This charge is the result of the after-tax operating loss from Technologies exceeding the previous estimate for expected losses by $9.2 million through March 1999, and the Company taking an additional $19.7 million after-tax charge based on the current estimate of remaining losses in connection with the disposition. While the Company believes that $19.7 million is a reasonable charge for the remaining losses to be incurred from Technologies, there can be no assurance that this estimate is adequate. In the nine months ended March 29, 1998, the Company recorded a $98.8 million gain, net of tax, on disposal of discontinued operations, from the proceeds received from the STFI Merger. In the quarter ended March 29, 1998, the Company recorded a $68.8 million gain, net of tax, on disposal of discontinued operations, from proceeds received for the common stock of STFI. Partially offsetting this gain was an after-tax charge of $22.4 million the Company recorded in the third quarter ended March 29, 1998 in connection with the adoption of a formal plan for disposition of Technologies.

     In the fiscal 1998 nine-month period ended March 29, 1998, the Company recorded a $6.7 million extraordinary loss, net. The extraordinary loss resulted from the write-off of deferred loan fees and original issue discounts associated with the early extinguishment of the Company's indebtedness pursuant to the repayment of the Company's outstanding public debt and a significant modification of the Company's credit facilities.

      Comprehensive income (loss) includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available-for-sale investment securities. Foreign currency translation adjustments decreased by $6.1 million and increased by $1.4 million in the three and nine months ended March 28, 1999, respectively. The fair market value of unrealized holding securities declined by $12.9 million in the third quarter and $15.6 million in the nine months ended March 28, 1999. The changes reflect primarily realized gains from the liquidation of investments.

Segment Results

Aerospace Fasteners Segment

      Sales in the Aerospace Fasteners segment increased by $0.9 million in the third quarter of fiscal 1999 and $32.4 million in the first nine months of fiscal 1999, compared to same periods of fiscal 1998, reflecting growth experienced in the commercial aerospace industry combined with the effect of acquisitions. Approximately 4.8% of the increase in sales resulted from internal growth in the current nine-month period, while acquisitions contributed approximately 3.1% and 7.2% of the increase in the current quarter and nine-month period, respectively. Internal growth has declined 2.2% in the current quarter. New orders are up 13.2% in the current third quarter compared to the third quarter of the prior year, however, new orders leveled off in the recent quarter as compared to the second quarter of fiscal 1999. Backlog was reduced to $148 million at March 28, 1999, down from $177 million at June 30, 1998. On a pro forma basis, including the results from acquisitions in the prior period, sales increased by 0.9% and 5.6% in the third quarter and first nine months of fiscal 1999, respectively, compared to the same periods of the prior year.

      Operating income improved by $1.2 million, or 12.9%, in the third quarter and $10.8 million, or 58.4%, in the first nine months of fiscal 1999, compared to the fiscal 1998 periods. Acquisitions and marketing changes contributed to this improvement. Approximately 37.2% of the increase in operating income during the first nine months of fiscal 1999 reflected internal growth, while acquisitions contributed approximately 21.2% to the increase. On a pro forma basis, operating income increased by 12.9% and 32.7%, for the quarter and nine months ended March 28, 1999, respectively, compared to the quarter and nine months ended March 29, 1998.

Aerospace Distribution Segment

      Aerospace Distribution sales decreased by $19.8 million, or 32.5% in the third quarter and $164.9 million, or 54.4%, for the fiscal 1999 nine-month period, compared to the fiscal 1998 periods, due primarily to the loss of revenues as a result of the disposition of Banner's hardware group and Solair. Divestitures accounted for approximately 50.4% of the decrease in sales in the current nine-month period, and approximately 3.9% resulted from a decrease in internal growth. On a pro forma basis, excluding sales contributed by dispositions, sales increased 5.4% the third quarter and decreased 9.7% in the first nine months of fiscal 1999, compared to the same periods in the prior year.

      Operating income for the three and nine months ended March 28, 1999 increased by $0.2 million and decreased by $32.4 million, respectively as compared to the prior periods. Included in the current nine-month results was a charge of $19.3 million attributable primarily to the bulk sale of Solair inventory at prices below the carrying amount of the inventory. Excluding this charge related to the sale of Solair in the current period, operating income would have decreased $13.1 million in the first nine months of fiscal 1999, compared to the same period of the prior year, due primarily to the disposition of Banner's hardware group. On a pro forma basis, excluding results from dispositions, operating income increased 4.1% in the third quarter and decreased 21.7% million in the first nine months of fiscal 1999, compared to the same periods of the prior year.

Corporate and Other

      The Corporate and Other classification includes the Gas Springs Division and corporate activities. The group reported a slight improvement in sales in the fiscal 1999 periods, compared to fiscal 1998 periods. An operating loss of $12.5 million in the first nine months of fiscal 1999 was $9.8 million higher than the operating loss of $2.7 million reported in the first nine months of fiscal 1998. The comparable period in the prior year included other income of $4.4 million realized as a result of the sale of air rights over a portion of the property the Company owns and is developing in Farmingdale, New York, and a decline in legal expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Total capitalization as of June 30, 1998 and March 28, 1999 amounted to $789.6 million and $683.2 million, respectively. The changes in capitalization included a decrease in debt of $54.6 million and a decrease in equity of $51.9 million. The decrease in debt was the result primarily of proceeds received from the divestiture of Solair and proceeds received from the liquidation of investments used to reduce debt, offset partially from additional borrowings for the purchase of some of the Company's common stock. The decrease in equity was due primarily to a $22.1 million purchase of treasury stock, the $16.1 million reported loss, and a $14.2 million change in cumulative other comprehensive income.

      The Company maintains a portfolio of investments classified as available-for-sale securities, which had a fair market value of $46.2 million at March 28, 1999. The market value of these investments decreased $15.6 million in the first nine months of fiscal 1999 due primarily to the liquidation of investments in which investment income of $37.7 million was realized. While there is risk associated with market fluctuations inherent in stock investments, and because the Company's diversification of its portfolio is small, large swings in the value of the portfolio should be expected. In the nine months ended March 28, 1999, the Company liquidated substantially all of its AlliedSignal common stock and subsequently has used the proceeds therefrom in connection with the acquisition of Kaynar Technologies, Inc. Through the March 1999, the Company sold approximately
4.8 million shares of AlliedSignal common stock for aggregate proceeds of approximately $214.4 million.

     Net cash used for operating activities for the nine months ended March 29, 1998 and March 28, 1999 was $104.0 million and $20.5 million, respectively. The primary use of cash for operating activities in the first nine months of fiscal 1999 was a decrease of $56.1 million in accounts payable and accrued liabilities and an increase in other non-current assets of $31.4 million. Partially offsetting the use of cash from operating activities was a $50.5 million decrease in inventories and a $18.6 decrease in accounts receivable. In the first nine months of fiscal 1998, the primary use of cash for operating activities was a $33.7 million increase in inventories, $16.6 million increase in other current assets and accounts receivable of $7.3 million and a $35.0 million decrease in accounts payable and other accrued liabilities.

      Net cash provided from investing activities for the nine months ended March 29, 1998 and March 28, 1999, amounted to $93.8 million and $214.5 million, respectively. In the first nine months of fiscal 1999, the primary source of cash from investing activities was $173.4 million from the liquidation of investment securities and $60.4 million of gross proceeds received from disposition of Solair, Inc., partially offset by $18.7 million of capital expenditures. In the first nine months of fiscal 1998, the primary source of cash from investing activities was $168.0 million of net proceeds received from investment liquidations in STFI, offset partially by $58.8 of cash used for acquisitions, including minority interests in subsidiaries, and $23.7 million of capital expenditures.

      Net cash provided by (used for) financing activities for the nine months ended March 29, 1998 and March 28, 1999, amounted to $55.1 million and $(77.4) million, respectively. Cash used for financing activities in the first nine months of fiscal 1999 included a $135.6 million repayment of debt and the $22.1 million purchase of treasury stock, offset partially by a $80.1 million net increase from the issuance of additional debt. The primary source of cash provided by financing activities in the first nine months of fiscal 1998 was the net proceeds received from the issuance of additional stock of $54.2 million.

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

Subsequent Mergers and Financing Activities

      On April 8, 1999, the Company acquired the remaining 15% of the outstanding common and preferred stock of Banner not already owned by the Company, through a merger with Banner (the ''Banner Merger''). Under the terms of the Banner Merger, each share of Banner's preferred stock was converted into the right to receive one share of Banner common stock and each share of Banner common stock (other than those owned by the Company) was converted into the right to receive 0.7885 shares of the Company's Class A common stock. The Company issued 2,981,412 shares of Class A common stock as a result of the Banner Merger. Banner is now the Company's wholly-owned subsidiary.

      On April 20, 1999, the Company completed the acquisition of all of Kaynar Technologies, Inc. ("KTI") capital stock for approximately $222 million and assumed approximately $103 million of KTI's existing debt. In addition, the Company paid $28 million for a covenant not to compete from KTI's largest shareholder. The acquisition was financed with existing cash, the sale of $225 million of 10 3/4% senior subordinated notes due 2009, and a new bank credit facility.

      Concurrently with the closing of the acquisition of KTI and the issuance of $225 million 10 ??% senior subordinated notes due 2009, the Company entered into a new credit facility. The new credit facility provides total lending commitments of $325 million comprised of a $100 million revolving credit facility and a $225 million term loan facility. The term loan bears interest at LIBOR plus 3.25% and the revolving credit facility bears interest at LIBOR plus 3.0%. Additionally, the revolving credit facility is subject to a non-use fee of ??%. The term loan matures on April 30, 2006 and the revolving credit facility matures on April 30, 2005. Borrowings under the new credit facility were used to refinance the Company's previous credit facilities and to finance the acquisition of KTI.

Discontinued Operations

      For the Company's fiscal years ended June 30, 1996, 1997, 1998, and for the first nine months of fiscal 1999, Fairchild Technologies ("Technologies") had pre-tax operating losses of approximately $1.5 million, $3.6 million, $48.7 million, and $25.0 million, respectively. The after-tax operating loss from Technologies exceeded the June 1998 estimate recorded for expected losses on disposal by $9.2 million through March 1999. An additional after-tax charge of $19.7 million was recorded in the nine months ended March 28, 1999, based on a current estimate of the remaining losses in connection with the disposition of Technologies. While the Company believes that $19.7 million is a reasonable charge for the remaining losses of Technologies, there can be no assurance that this estimate is adequate.

      During the third quarter of fiscal 1999, the Semiconductor Equipment Group of Technologies ceased all manufacturing activities, began to dispose of its production machinery and existing inventory, informed customers and business partners that it has discontinued operations, significantly reduced its workforce, and stepped up the level of discussions and negotiations with other companies regarding the sale of its remaining assets. Technologies is also exploring several alternative transactions with potential successors the business of its Optical Disc Equipment Group, but has made no definitive arrangement for its disposition.

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

     Depending on the ultimate structure and timing of the Spin-Off, it may be a taxable transaction to stockholders of the Company and could result in a material tax liability to the Company and its stockholders. The amount of the tax to the Company and its stockholders is uncertain, and if the tax is material to the Company, the Company may elect not to consummate the Spin-Off. Because circumstances may change and provisions of the Internal Revenue Code of 1986, as amended, may be further amended from time to time, the Company may, depending on various factors, restructure or delay the timing of the Spin-Off to minimize the tax consequences thereof to the Company and its stockholders, or elect not to consummate the Spin-Off.
Pursuant to the Spin-Off, it is expected that FIHC may assume certain liabilities (including contingent liabilities) of the Company and may indemnify the Company for such liabilities. In the event that FIHC is unable to satisfy the liabilities, which it will assume in connection with the Spin-Off, the Company may have to satisfy such liabilities.

Year 2000

      As the end of the century nears, there is a widespread concern that many existing data processing devices that use only the last two digits to refer to a year will not properly recognize a year that begins with the digits ''20'' instead of ''19.'' If not properly modified, these data processing devices could fail, create erroneous results, or cause unanticipated systems failures, among other problems. In response, the Company has developed a worldwide Year 2000 readiness plan that is divided into a number of interrelated and overlapping phases. These phases include corporate awareness and planning, readiness assessment, evaluation and prioritization of solutions, implementation of remediation, validation testing, and contingency planning. Each is discussed below.

     Awareness. In the corporate awareness and planning phase, the Company formed a Year 2000 project group under the direction of the Company's Chief Financial Officer and a Year 2000 coordinator, identified and designated key personnel within the Company to coordinate its Year 2000 efforts, and retained the services of outside technical review and modification consultants. The project group prepared an overall schedule and working budget for the Company's Year 2000 plan. The Company has completed this phase of its Year 2000 plan. The Company evaluates its information technology applications regularly, and based on such evaluation revises the schedule and budget to reflect the progress of the Company's Year 2000 readiness efforts. The Chief Financial Officer and the Year 2000 coordinator regularly report to the Company's management and the audit committee of the board of directors on the status of the Year 2000 project.

      Assessment. In the readiness assessment phase, the Company, in coordination with its technical review consultants, has been evaluating the Company's Year 2000 preparedness in a number of areas, including its information technology infrastructure, external resources, physical plant and production facilities, equipment and machinery, products and inventory. The Company has substantially completed this phase of its Year 2000 Plan. Pending the completion of all validation testing, the Company continues to review all aspects of its Year 2000 preparedness on a regular basis. In this respect, we have designated officers at each business segment to provide regular assessment updates to our outside consultants. These consultants are assimilating a range of alternative methods to complete each phase of our Year 2000 plan and are reporting regularly their findings and conclusions to the Company's Chief Financial Officer and the Year 2000 coordinator.

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

     Testing. In the validation testing phase, Fairchild seeks to evaluate and confirm the results of its Year 2000 remediation efforts. In conducting its validation testing, the Company is using, among other things, proprietary testing protocols developed internally and by the Company's technical review and modification consultants, as well as testing tools such as Greenwich Mean Time's Check 2000 and SEMATECH's Year 2000 Readiness Testing Scenarios Version 2.0. The Greenwich tools identify potential Year 2000-related software and data problems, and the SEMATECH protocols validate the ability of data processing systems to rollover and hold transition dates. Testing for the aerospace fasteners segment is approximately 35 percent complete, and testing for the aerospace distribution segment is approximately 70 percent complete. To date, the results of the Company's validation testing have not revealed any new and significant Year 2000 issues or any ineffective remediation. The Company expects to complete testing of its most critical information technology and related systems by June 30, 1999.

     Contingency Planning. In the contingency planning phase, the Company, together with its technical review consultants, is assessing the Year 2000 readiness of its key suppliers, distributors, customers and service providers. Toward that objective, the Company has sent letters, questionnaires and surveys to its business partners, inquiring about their Year 2000 readiness arrangements. The average response rate to date has been approximately 55 percent, but all of our most significant business partners have responded to our inquiries. In this phase, the Company also began to evaluate the risks to the Company that its failure or the failure of others to be Year 2000 ready would cause a material disruption to, or have a material effect on, the Company's financial condition, business or operations. So far, we have identified only our aerospace fasteners MRP system as being both mission critical and potentially at risk. In mitigation of this concern, we have engaged a consultant to test and evaluate the manufacturer-designed Year 2000 patches for the system. This testing has only recently commenced, but no significant problems have been identified. The Company also is developing and evaluating contingency plans to deal with events arising from significant Year 2000 issues outside of our infrastructure. In this regard, the Company is considering the advisability of augmenting its inventories of certain raw materials and finished products, securing additional sources for certain supplies and services, arranging for back-up utilities, and exploring alternate distribution and sales channels, among other things.

      The following chart summarizes the Company's progress, by phase and business segment, in completing its Year 2000 plan:

                  Percentage of Year 2000 Plan Completed
                      (By Phase and Business Segment)
                                Quarter Ended
                   Sept. Dec.   Mar.  June Sept. Dec. Mar.
                    28,   28,   29,   30,   27,   27,  28,  Work
                   1997  1997   1998  1998  1998 1998 1999  Remaining
Awareness:
     Aerospace      50%  100%   100%  100%  100% 100% 100%    0%
Fasteners
     Aerospace      100   100   100   100   100   100  100     0
Distribution
Assessment:
     Aerospace            25     50    75   100   100  100     0
Fasteners
     Aerospace             0     0     0     50   100  100     0
Distribution
Evaluation:
     Aerospace                               0    70   90     10
Fasteners
     Aerospace                               20   100  100     0
Distribution
Implementation:
     Aerospace                                    50   60     40
Fasteners
     Aerospace                                    40   75     25
Distribution
Testing:
     Aerospace                                    20   35     65
Fasteners
     Aerospace                                   30-40 70     30
Distribution
Contingency
Planning:
     Aerospace                               0    20   35     65
Fasteners
     Aerospace                               25   50   65     35
Distribution

     The following chart summarizes the total costs incurred by the Company as of March 28, 1999, by business segment, to address Year 2000 issues, and the total costs the Company reasonably anticipates incurring during 1999 relating to the Year 2000 issue.

(In thousands)                Year 2000 Costs Anticipated Year 2000
                                   as of              Costs
                              March 28, 1999   During the Next Nine
                                                      Months
Aerospace Fasteners                $550               $3,250
Aerospace Distribution             $550              $   100

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

                        Expected Fiscal Year Maturity Date
                         1999   2000    2001   2002     2003  Thereafter
Interest Rate Swaps:
   Variable to Fixed       -   20,000  60,000    -       -    100,000
   Average cap rate        -    7.25%   6.81%    -       -     6.49%
   Average floor rate      -    5.84%   5.99%    -       -     6.24%
   Weighted average        -    4.99%   4.90%    -       -     5.62%
rate
   Fair Market Value       -    (95)    (454)    -       -    (6,912)

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      The information required to be disclosed under this Item is set forth in Footnote 10 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report.

Item 5.  Other Information

      Articles have appeared in the French press reporting an inquiry by a French magistrate into certain allegedly improper business transactions involving Elf Acquitaine, a French petroleum company, its former chairman and various third parties, including Maurice Bidermann. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted written statements concerning the transactions and appeared in person before the magistrate and others. Mr. Steiner, who has been put under examination (mis en examen) by the magistrate, with respect to this matter, has not been charged.

      Mr. Steiner appeared before the Tribunal de Grande Instance de Paris to answer a charge of knowingly benefiting in 1990 from a misuse by Mr. Bidermann of corporate assets of Societe Generale Mobiliere et Immobiliere, a French corporation in which Mr. Bidermann is believed to have been the sole shareholder. Mr. Steiner has been assessed a fine of two million French Francs in connection therewith. Both Mr. Steiner and the prosecutor (parquet) have appealed the decision.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits:

*10.1 Amendment No. 1, dated as of dated as of January 29, 1999 to Third Amended and Restated Credit Agreement dated as of December 19, 1997.

*27   Financial Data Schedules.

* - Filed herewith

 (b)  Reports on Form 8-K:

       On December 30, 1998, the Company filed a Form 8-K to report on Item 5 and Item 7 regarding the agreement to acquire Kaynar Technologies, Inc.

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




Date:                    May 12, 1999