Form 10-K
period 1999-06-30
FAIRCHILD CORP
filed 1999-09-28
CIK 9779

13

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

 For the Year Ended June 30, 1999               Commission File Number 1-6560

                             THE FAIRCHILD CORPORATION
             (Exact name of Registrant as specified in its charter)

    Delaware                                             34-0728587
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or organization)

                         45025 Aviation Drive, Suite 400
          Dulles, VA                                           20166
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (703) 478- 5800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 Title of each class                Name of exchange on which registered
 Class  A  Common Stock, par value  New York and Pacific Stock Exchange
  $.10 per share

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

     On September 15, 1999, the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing price of these shares on the New York Stock exchange) was approximately $156 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

      As of September 15, 1999, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

    Class A common stock, $.10 par value               22,265,322

    Class B common stock, $.10 par value                 2,621,652


DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders' to be held on November 18, 1999 (the "1999 Proxy Statement"), which the Registrant intends to file within 120 days after June 30, 1999, are incorporated by reference into Parts III and IV.

                            THE FAIRCHILD CORPORATION
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 1999



PART I                                                            Page

Item 1.   Business                                                  4

Item 2.   Properties                                               11

Item 3.   Legal Proceedings                                        12

Item 4.   Submission of Matters to a Vote of Stockholders          12

PART II

Item  5.  Market for Our Common Equity and Related
          Stockholder Matters                                     13

Item  6.  Selected Financial Data                                 14

Item  7.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition           15

Item  7A. Quantitative and Qualitative Disclosure about
          Market Risk                                             27

Item  8.  Financial Statements and Supplementary Data             28

Item  9.  Disagreements on Accounting and Financial Disclosure    74


PART III

Item   10. Directors and Executive Officers of the Company        74

Item   11. Executive Compensation                                 74

Item  12.  Security Ownership of Certain Beneficial
           Owners and Management                                  74

Item  13.  Certain Relationships and Related Transactions         74


PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                                75


                           FORWARD-LOOKING STATEMENTS

     Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could,"
"estimate,"   "expect,"   "intend,"   "may,"   "plan,"    "predict,"
"project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend projections, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this Annual Report on Form 10-K. These risks include: product demand; our dependence on the aerospace industry; reliance on Boeing and the Airbus consortium of companies; customer satisfaction and quality issues; labor disputes; competition, including recent intense price competition; our ability to integrate and realize anticipated cost savings relating to our acquisition of Kaynar Technologies Inc.; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; and the impact of any economic downturns and inflation, including the recent weaknesses in the currency, banking and equity markets of countries in South America and in the Asia/Pacific region.

     If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this Annual Report on Form 10-K, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not intend to update the forward-looking statements included in this Annual Report, even if new information, future events or other circumstances have made them incorrect or misleading.

                                     PART I

     All references in this Annual Report on Form 10-K to the terms "we," "our," "us," the "Company" and "Fairchild'' refer to The Fairchild Corporation and its subsidiaries. All references to "fiscal" in connection with a year shall mean the 12 months ended June 30.

Item 1.  BUSINESS

General

     We are a leading worldwide aerospace and industrial fastener manufacturer and distribution logistics manager and, through our wholly-owned subsidiary, Banner Aerospace, Inc., an international supplier to the aerospace industry, distributing a wide range of aircraft parts and related support services. Through internal growth and strategic acquisitions, we have become one of the leading suppliers of fasteners to aircraft original equipment manufacturers (such as Boeing, the Airbus consortium, Lockheed Martin, British Aerospace and Aerospatiale), as well as one of the leading aerospace subcontractors to OEMs, independent distributors and the aerospace aftermarket.

     Our aerospace business consists of two segments: aerospace fasteners and aerospace parts distribution. Our aerospace fasteners segment manufactures and markets high performance fastening systems used in the manufacture and maintenance of commercial and military aircraft. Our aerospace distribution segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies.

    Our business strategy is as follows:

     Maintain Quality Leadership. The aerospace market is extremely demanding in terms of precision manufacturing and all parts must be certified by OEMs pursuant to the Fedral Aviation Administration's regulations and those of other equivalent foreign regulators. Substantially all of our plants are ISO-9000 approved. We have won numerous industry and customer quality awards and are a preferred supplier for major aerospace customers. In order to be named a preferred supplier, a company must qualify its products through a customer specific quality assurance program and adhere to it strictly. Approvals and awards we have obtained include: Boeing D1 9000 Rev A; Boeing (St. Louis) Silver Supplier; Boeing Source Approved; DaimlerChrysler Aerospace Source Approved;
General Electric Source Approved; Pratt & Whitney Source Approved; Lockheed-Martin Star Supplier; and DISC Large Business Supplier of the Year.

     Lower Manufacturing Costs. We have invested significantly over the past few years in state-of-the-art machinery, employee training and manufacturing techniques to produce products at the lowest cost while maintaining high quality. This investment in process superiority has resulted in increased capacity, lower break-even levels and faster cycle times, while reducing defect levels and improving turnaround times for customers. For example, the customer rejection rate at our aerospace fasteners segment has fallen from an average of 18.2% in fiscal 1995 to an average of 1.7% for fiscal 1999. In addition, scrap and rework costs as a percentage of net sales in our aerospace fasteners segment have fallen from an average of 9.3% in fiscal 1995 to an average of 3.9% for fiscal 1999. Our on-time delivery rate in our aerospace fasteners segment has improved significantly since fiscal 1997, to levels that are currently the best in our operating history. We view these improvements as one of the keys to our business success that will allow us to better manage industry cycles.

    Supply Logistics Services. Our aerospace industry customers are increasingly requiring additional supply chain management services as they seek to manage inventory and lower their manufacturing costs. In response, we are developing a number of logistics and supply chain management services that we expect will contribute to our growth and our value to our customers.

     Capitalize on Global Presence. The aerospace industry is global and customers increasingly seek suppliers with the ability to provide reliable and timely service worldwide. The acquisition of Kaynar Technologies has resulted in increased manufacturing and distribution capabilities in the U.S. and Europe, and sales offices worldwide.

      Growth through Acquisitions. Despite a trend toward consolidation, the aerospace components industry remains fragmented. Consolidation has been driven, in part, by the combination of the OEMs as they seek to reduce their procurement costs. We have successfully integrated a number of acquisitions, achieving material synergies in the process, and anticipate further opportunities to do so in the future.

     Our strategy is based on the following strengths:

      Complementary Market Share and Expanded Product Range. Kaynar Technologies Inc. focused on different market segments than us, although we each focused on segments where we could achieve economies of scale through the ability to produce high quality parts at low cost. As a result of the acquisition of Kaynar Technologies, we greatly expanded the range of products we offer. This expansion permits us to provide our customers with more complete fastening solutions, by offering engineering and logistics across the breadth of a customer's aerospace needs. For example, Kaynar Technologies's internally threaded fasteners such as engine nuts, are now be sold in combination with our externally threaded fasteners, such as bolts and pins, to provide a single fastening system. This will limit the inventory needs of the customer, minimize handling costs and reduce waste.

      Long-Term Customer Relationships. We work closely with our customers to provide high quality engineering solutions accompanied by superior service levels. As a result, our customer relationships are generally long-term. For example, in the Fall of 1998 we were awarded a series of long-term commitments from Boeing and certain other customers to provide a significant quantity of aircraft fastening components over the next three to five years. We have benefited from the trend of OEMs in reducing their number of suppliers in recent years in an effort to lower costs and to ensure quality and availability. We have become or been retained as a key supplier to the OEMs and increased our overall share of OEM business. OEMs are becoming increasingly demanding in terms of overall service level, including just-in-time delivery of components to the production line. We believe that our focus on quality and customer service will remain the cornerstone of our relationships with our customers.

      Diverse End Markets. Although a significant proportion of our sales are to OEMs in the commercial aerospace industry, we have significant sales to the
defense,  aerospace  aftermarket  and  industrial  markets.  In  addition,   our
distribution business has a very low OEM component. We believe this diversification will help mitigate the effects of the OEM cycle on our results.

      Experienced Management Teams. We have management teams with many years of experience in the aerospace components industry and a history of improving quality, lowering costs and raising the level of customer service, leading to higher overall profitability. In addition, our management teams have achieved growth by successfully integrating a number of acquisitions.

Recent  Developments

     Our recent developments are incorporated herein by reference from "Recent Developments and Significant Business Combinations" included in Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition".

Financial Information about Business Segments

     Our  business segment information is incorporated herein by reference  from
Note 19 of our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data"

Narrative Description of Business Segments

Aerospace Fasteners

     Through our aerospace fasteners segment, we are a leading worldwide manufacturer and distributor of fastening systems, used primarily in the construction and maintenance of commercial and military aircraft, as well as applications in other industries, including the automotive, electronic and other non-aerospace industries. Our April 20, 1999 acquisition of Kaynar Technologies has expanded our product range to provide our customers with more complete fastening solutions by offering engineering and logistics across the breadth of a customer's aerospace needs. In the past 20 months, we have made a concerted effort to establish a substantial position in the distribution/logistics segment of the aerospace fasteners industry. Through the acquisitions of Special-T
Fasteners in the United States and AS+C in Europe, we have created a unique capability that we believe enhances dramatically our status as the premier fastening solutions provider in the industry. The aerospace fastener segment accounted for 71.7% of our net sales in fiscal 1999.

  Products (1) (see note below)

     In general, the aerospace fasteners we produce are highly engineered, close tolerance, high strength fastening devices designed for use in harsh, demanding environments. Products range from standard aerospace screws, precision self-locking internally threaded nuts, to more complex systems that fasten airframe structures, and sophisticated latching or quick disconnect mechanisms that allow efficient access to internal parts which require regular servicing or monitoring. Our aerospace fasteners segment produces and sells products under various trade names and trademarks. The trademarks discussed below either belong to us or to third parties, which have licensed us to use such trademarks. These
trade   names  and  trademarks  include:  Voi-Shan  (fasteners  for  aerospace structures), Screwcorp (standard externally threaded products for aerospace applications), K-FAST nuts (anchor nuts, gang channels, shank nuts, barrel nuts, clinch nuts and stake nuts for defense and aerospace applications), K-Sert (inserts that include keys to lock the insert in place and prevent any rotation), RAM (custom designed mechanisms for aerospace applications), Perma-Thread and Thin Wall (inserts that create a thread inside a hole and provide a high degree of thread protection and fastening integrity), Camloc?? (components for the industrial, electronic, automotive and aerospace markets), and Tridair and Rosan (fastening systems for highly-engineered aerospace, military and industrial applications). Our aerospace fasteners segment also manufactures and supplies fastening systems used in non-aerospace industrial, electronic and marine applications.

    Principal product lines of the aerospace fasteners segment include:

     Standard Aerospace Airframe Fasteners - These fasteners consist of standard externally threaded fasteners used in non-critical airframe applications on a wide variety of aircraft. These fasteners include Hi-Torque Speed Drive, Tri-Wing, Torq-Set and Phillips. We offer the broadest line of lightweight, non-metallic composite fasteners, used primarily for military aircraft as they are designed to reduce radar visibility, enhance resistance to lightning strikes and provide galvanic corrosion protection. We also offer a variety of coatings and finishes for our fasteners, including anodizing, cadmium plating, silver plating, aluminum plating, solid film lubricants and water-based cetyl and solvent free lubricants.

    Commercial Aerospace Self-Locking Nuts - These precision, self-locking internally threaded nuts are used in the manufacture of commercial aircraft and aerospace defense products and are designed principally for use in harsh, demanding environments and include wrenchable nuts, K-Fast nuts, anchor nuts, gang channels, shank nuts, barrel nuts, clinch nuts and stake nuts.

     Commercial Aerospace Structural and Engine Fasteners - These fasteners consist of more highly engineered, permanent or semi-permanent fasteners used in non-critical but more sophisticated airframe and engine applications, which could involve joining more than two materials. These fasteners are generally engineered  to  specific  customer  requirements  or  manufactured  to  specific customer specifications for special applications, often involving exacting standards. We produce fasteners from a variety of materials, including lightweight aluminum and titanium nuts for airframes, to high-strength, high-
temperature  tolerant  engine nuts manufactured from materials  such  as  A-286,
Waspaloy  and  Hastelloy.   These fasteners include  Hi-Lok,  Veri-Lite,
Eddie-Bolt and customer proprietary engine nuts.

     Proprietary Products and Fastening Systems - These very highly engineered, proprietary fasteners are designed by us for specific customer applications and include high performance structural latches and hold down mechanisms. These fasteners are usually proprietary in nature and are used primarily in either commercial aerospace or military applications. They include Visu-Lok??, Composi-Lok, Keen-serts, Mark IV, Flatbeam, and Ringlock.

           Threaded Inserts - These threaded inserts are used principally in the commercial aerospace and defense industries are made of high-grade steel and other high-tensile metals which are intended to be installed into softer metals, plastics and composite materials to create bolt-ready holes.

      Highly Engineered Fastening Systems for Industrial Applications - These highly engineered fasteners are designed by us for specific niche applications in the electronic, automotive and durable goods markets and are sold under the Camloc trade name.

     Precision Machined Structural Components and Assemblies - These precision machined structural components and assemblies are used for aircraft, including pylons, flap hinges, struts, wings fittings, landing gear parts, spares and many other items

    Fastener Tools - These tools are designed primarily to install the fasteners and inserts that we manufacture, but can also be used to attach other wrenchable nuts, bolts and inserts.

--------------------------------------------------------------------------------
(1) - Note on the use of registered trademarks. The trademarks discussed herein either belong to the Company or to third parties who have licensed the Company to use such trademarks. Tri-Wing, Torq-set and Phillips are registered trademarks of Phillips Screw Company. Waspaloy is a trademark of Carpenter
Technologies  Corporation.   Hastelloy is a  registered  trademark  of  Haynes
International, Inc. Hi-Lok is registered trademark of Hi-Shear Corporation. Visul-lok and Composi-lok are registered trademarks of Monogram Aerospace Fasteners, Inc.
--------------------------------------------------------------------------------

   Sales and Markets

     The  products  of  our aerospace fasteners segment are  sold  primarily  to domestic and foreign OEMs of airframes and engine assemblies, as well as to subcontractors to OEMs, and to the maintenance and repair market through distributors. Sixty-six percent of its sales are domestic. Major customers include OEMs such as Boeing, the Airbus consortium, and Aerospatiale and their subcontractors, as well as major distributors such as AlliedSignal, Tri-Star Aerospace and Wesco Aircraft Hardware. In addition, OEMs have implemented programs to reduce inventories and pursue just-in-time relationships. This has allowed parts distributors to expand significantly their business due to their ability to better meet OEM objectives. In response, we are expanding efforts to provide parts through our global customer services units which include recently acquired distributors formely know as Special-T Fasteners in the United States and AS+C GmbH in Europe. Although no one
customer accounted for more than 10% of our consolidated sales in fiscal 1999, a large portion of our revenues come from customers providing parts or services to Boeing, including defense sales, and the Airbus consortium and their subcontractors. Accordingly, we are dependent on the business of those manufacturers.

     Revenues in our aerospace fasteners segment are closely related to aircraft production. As OEMs searched for cost cutting opportunities during the aerospace industry recession of 1993-1995, parts manufacturers, including ourselves, accepted lower-priced orders and/or smaller quantity orders to maintain market share, at lower profit margins. However, during recent years, this situation has improved as build rates in the aerospace industry have increased and resulted in capacity constraints. Although lead times have increased, we have been able to provide our major customers with favorable pricing, while maintaining or increasing margins by negotiating for larger minimum lot sizes that are more economic to manufacture.

    Fasteners also have applications in the automotive/industrial markets, where numerous special fasteners are required, such as engine bolts, wheel bolts and turbo charger tension bolts. We are actively targeting the automotive market as a hedge against the downturn in the aerospace industry.

   Manufacturing and Production

   Our aerospace fasteners segment has fifteen primary manufacturing facilities, of which eight are located in the United States, six are located in Europe and one is located in Australia. Each facility has virtually complete production capability, and subcontracts only those production steps which exceed capacity. Each plant is designed to produce a specified product or group of products, determined by the production process involved and certification requirements. Our aerospace fasteners segments largest customers have recognized its quality and operational controls by conferring their advanced quality systems certifications at all of our facilities (e.g. Boeing's D1-900A). All of its aerospace manufacturing facilities are "preferred suppliers". We have recently received all necessary quality and product approval from OEMs.

    We have a modern information system at all of our U.S. facilities, which was expanded to most of our European operations in fiscal 1999. The new system performs detailed and timely cost analysis of production by product and facility. Updated MIS systems also help us to better service our customers. OEMs require each product to be produced in an OEM-qualified/OEM-approved facility.

   Competition

     Despite intense competition in the industry, we remain the dominant manufacturer of aerospace fasteners. Based on calendar 1998 information,
the worldwide aerospace fastener market is estimated   to   be  $1.7  billion
(before distributor resales). We hold approximately 30% of the market and compete with SPS Technologies, GFI Industries, and the Huck International division of the Cordant Technologies Corporation, which we believe hold approximately 15%, 11% and 10% of the market, respectively.

     Quality, performance, service and price are generally the prime competitive factors in the aerospace fasteners segment. Our broad product range allows us to more fully serve each OEM and distributor. Our product array is diverse and offers customers a large selection to address various production needs. We seek to maintain our technological edge and competitive advantage over our competitors, and have demonstrated our innovative production methods and new products to meet customer demands. We seek to work closely with OEMs and involve ourselves early in the design process in order that our products may be incorporated into the design of their products.

Aerospace Distribution

     We distribute a wide variety of aircraft parts, which we purchase on the open market or acquire from OEMs as an authorized distributor. No single distributor arrangement is material to our financial condition. The aerospace distribution segment accounted for 27.3% of our total sales in fiscal 1999.

   Products

     An extensive inventory of products and a quick response time are essential in providing service to our customers. Another key factor in selling to our customers is our ability to maintain a system that traces a part back to the manufacturer or repair facility.

     Products of the aerospace distribution segment are divided into two groups: rotables and engines. Rotables include flight data recorders, radar and navigation systems, instruments and hydraulic and electrical components. Engines include jet engines and engine parts for use on both narrow and wide body aircraft and smaller engines for corporate and regional aircraft. We provide a number of services such as immediate shipment of parts in aircraft-on-ground situations. We also buy and sell aircraft from time to time.

      Rotable parts are sometimes purchased as new parts, but are generally purchased in the aftermarket and are then overhauled by us or for us by outside contractors, including OEMs or FAA-licensed facilities. Rotables are sold in a variety of conditions such as new, overhauled, serviceable and "as is". Rotables may also be exchanged instead of sold. An exchange occurs when an item in inventory is exchanged for a customers part and the customer is charged an exchange fee plus the actual cost to overhaul the part. Engines and engine components are sold "as is", overhauled or disassembled for resale as parts.

   Sales and Markets

      Our aerospace distribution segment sells its products in the United States and abroad to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators, distributors and other aerospace companies. Approximately 72.7% of our sales are to domestic purchasers, some of whom may represent offshore users.

      Our aerospace distribution segment conducts marketing efforts through its direct sales force, outside representatives and, for some product lines, overseas sales offices. Sales in the aviation aftermarket depend on price, service, quality and reputation. Our aerospace distribution segment's business does not experience significant seasonal fluctuations nor depend on a single customer. No single customer accounts for more than 10% of our consolidated revenue.

      Dallas Aerospace, Inc., our aerospace distribution's largest subsidiary, sells jet engines and engine parts for use on both narrow and wide body aircraft. In addition, Dallas Aerospace provides engine repair management services and engine leasing to a variety of airline and air cargo customers and has bought and sold large commercial aircraft from time to time. We have expressed our intent to sell, and are attempting to reach agreement with a possible purchaser of Dallas Aerospace.

 Competition

     The rotables group competes with Air Ground Equipment Services, Duncan Aviation, Stevens Aviation, OEMs such as Honeywell, Rockwell Collins, Raytheon, and Litton, and other fixed based operators and maintenance repair organizations. The major competitors for our engine group are OEMs such as General Electric Company and Pratt & Whitney, as well as the engine parts division of AAR Corp., Kellstrom Industries, and Air Ground Equipment Services, and many smaller companies.

Other Operations

    Our other operations included a company operating under the trade name of Fairchild Gas Springs, which we sold subsequent to June 30, 1999. We also own Fairchild Technologies, a technology products unit which designs, manufactures and markets high performance production equipment and systems required for the manufacture of recordable compact discs. Additionally, we also own several parcels of developed and undeveloped land almost entirely representing residuals of operations previously divested or closed. Included among these is an 88-acre site in Farmingdale, New York, on which we are currently developing as a shopping center. We are pursuing the liquidation of the remaining components of Fairchild Technologies.

Foreign Operations

Our operations are located throughout the world. Inter-area sales are not significant to the total revenue of any geographic area. Export sales are made by U.S. businesses to customers in non-U.S. countries, whereas foreign sales are made by our non-U.S. subsidiaries. For our sales results by geographic area and export sales, see Note 20 of our Consolidated Financial Statements included in
Item 8, "Financial Statements and Supplementary Data".
Backlog of Orders

    Backlog is important for all our operations, due to the long-term production requirements of our customers. Our backlog of orders as of June 30, 1999 in the aerospace fasteners segment and aerospace distribution segment amounted to $215.3 million and $12.5 million, respectively. We anticipate that in excess of 87% of the aggregate backlog at June 30, 1999 will be delivered by June 30, 2000. In the fall of 1998, we were awarded a series of long-term commitments from Boeing to provide a significant quantity of aircraft fastening components over the next three to five years, however, amounts related to such agreements are not included in our backlog until Boeing specifies delivery dates for fasteners ordered.

Suppliers

     We are not materially dependent upon any one supplier, but are dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet our commitments to our customers. From time to time, we enter into exclusive supply contracts in return for logistics and price advantages. We do not believe that any one of these contracts would impair our operations if a supplier failed to perform.

      Nevertheless, commercial deposits of certain metals, such as titanium and nickel, which are required for the manufacture of several of our products, are found only in certain parts of the world. The availability and prices of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations or inflation. Similarly, supplies of steel and other less exotic metals used by us may also be subject to variation in availability. We purchase raw materials, which include the various metals, composites, and finishes used in production, from over twenty different suppliers. We have recently entered into several long-term titanium and alloy supply contracts. In the past, fluctuations in the price of titanium have had an adverse effect on our sales margins.

Research and Patents

     We own patents relating to the design and manufacture of certain of our products and are licensees of technology covered by the patents of other companies. We do not believe that any of our business segments are dependent upon any single patent.

Personnel

    As of June 30, 1999, we had approximately 5,200 employees. Of these, approximately 3,400 and of our employees are based in the United States and 1,800 are based in Europe and elsewhere. Approximately 20% of our employees were covered by collective bargaining agreements. Although we have had isolated work stoppages in France in the past, these stoppages have not had a material impact on our business. Overall, we believe that our relations with our employees are good.

Environmental Matters

     A discussion of our environmental matters is included in Note 18, "Contingencies", to our Consolidated Financial Statements, included in Part II,
Item 8, "Financial Statements and Supplementary Data" and is incorporated herein by reference.

ITEM 2.   PROPERTIES

     As of June 30, 1999, we owned or leased buildings totaling approximately 2,100,000 square feet, of which approximately 1,246,000 square feet was owned and 854,000 square feet was leased. Our aerospace fasteners segment's properties  consisted  of approximately 1,722,000 square  feet,  with  principal operating facilities of approximately 1,543,000 square feet concentrated in Southern California, Massachusetts, France and Germany. The aerospace distribution segment's properties consisted of approximately 233,000 square feet, with principal operating facilities of approximately 155,000 square feet located in Texas and Georgia. We own our corporate headquarters building at Washington-Dulles International Airport.

    The following table sets forth the location of the larger properties used in our continuing operations, their square footage, the business segment or groups they serve and their primary use. Each of the properties owned or leased by us is, in our opinion, generally well maintained. All of our occupied properties are maintained and updated on a regular basis.

                     Owned  Square
                      or
                                        Business       Primary
     Location       Leased Footage   Segment/Group      Use
Saint Cosme,        Owned 304,000  Aerospace
France                             Fasteners         Manufacturing
Torrance,           Owned 284,000  Aerospace
California                         Fasteners         Manufacturing
Fullerton,          Owned 255,000  Aerospace
California                         Fasteners         Manufacturing
City of Industry,   Owned 140,000  Aerospace
California                         Fasteners         Manufacturing
Carrollton, Texas  Leased 126,000  Aerospace
                                  Distribution       Distribution
Dulles, Virginia    Owned 125,000  Corporate         Office
Stoughton,         Leased 120,000  Aerospace
Massachusetts                      Fasteners         Manufacturing
Huntington Beach,   Owned  86,000  Aerospace
California                         Fasteners         Manufacturing
Montbrison, France  Owned  63,000  Aerospace
                                   Fasteners         Manufacturing
Hildesheim,         Owned  57,000  Aerospace
Germany                            Fasteners         Manufacturing
Toulouse, France    Owned  56,000  Aerospace
                                   Fasteners         Manufacturing
Kelkheim, Germany   Owned  52,000  Aerospace
                                   Fasteners         Manufacturing
Chatsworth,        Leased  36,000  Aerospace
California                         Fasteners         Distribution
Atlanta, Georgia   Leased  29,000  Aerospace
                                  Distribution       Distribution

      We have several parcels of property which we are attempting to market, lease and/or develop, including: (i) an eighty-eight acre parcel located in Farmingdale, New York, (ii) a six acre parcel in Temple City, California, (iii) an eight acre parcel in Chatsworth, California, and (iv) several other parcels of real estate, located primarily throughout the continental United States.

      Information concerning our long-term rental obligations at June 30, 1999, is set forth in Note 17 to our Consolidated Financial Statements, included in
Item 8, "Financial Statements and Supplementary Data", and is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS

      A discussion of our legal proceedings is included in Note 18, "Contingencies", to our Consolidated Financial Statements, included in Part II,
Item 8, "Financial Statements and Supplementary Data", of this annual report and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II

ITEM 5 MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

     Our Class A common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol FA. Our Class B common stock is not listed on any exchange and is not publicly traded. Class B common stock can be converted to Class A common stock at any time at the option of the holder.

     Information regarding the quarterly price range of our Class A common stock is incorporated herein by reference from Note 21 of our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Holders of Record

     We had approximately 1,325 and 39 record holders of our Class A and Class B common stock, respectively, at September 15, 1999.

Dividends

      Our current policy is to retain earnings to support the growth of our present operations and to reduce our outstanding debt. Any future payment of dividends will be determined by our Board of Directors and will depend on our financial condition, results of operations and by restrictive covenants in our credit agreement and 10 ??% senior subordinated notes that limit the payment of dividends over their respective terms. See Note 8 of our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Sale of Unregistered Securities

     In fiscal 1998, we adopted a stock option deferral plan for officers and directors, pursuant to which recipients of stock options may elect to defer the gain on exercise of stock options. The "gain" is the difference between the market value of the shares issued to an officer or director upon exercise of the stock option, and the price paid by the officer or director for the exercise of such stock option. An officer's or director's deferred gain is issued in the form of "deferred compensation units." Each deferred compensation unit entitles the recipient to receive one share of Class A common stock upon expiration of the "deferral period" for the stock options exercised.

     The deferred compensation units may be deemed our securities. Only officers and directors who are accredited investors are allowed to elect to receive deferred compensation units. The shares issued to an officer or director upon expiration of the deferral period (in exchange for deferred compensation units) have been registered pursuant to a Registration Statement on Form S-8.

        Under the stock option deferral plan, in fiscal 1998 J. Flynn, deferred $85,313 in exchange for 4,027 deferred compensation units; D. Miller, deferred $85,313 in exchange for 4,027 deferred compensation units; E. Steiner, deferred $573,750 in exchange for 24,545 deferred compensation units; and in fiscal 1999
D. Miller deferred $135,000 in exchange for 8,852 deferred compensation units.

ITEM 6.  SELECTED FINANCIAL DATA

                           Five-Year Financial Summary
                      (In thousands, except per share data)

                                  For the years ended June 30,
Summary of Operations:           1999   1998      1997    1996    1995
 Net sales                     617,322   741,176   680,763 349,236 220,351
 Gross profit                  112,429   186,506   181,344  74,101  26,491
 Operating income (loss)       (45,911)   45,443    33,499 (11,286)(30,333)
 Net interest expense           30,346    42,715    47,681  56,459  64,113
 Earnings (loss) from          (23,507)   52,399     1,816 (32,186)(56,280)
continuing operations
 Earnings (loss) per share from
continuing
operations:
      Basic                      (1.03)     2.78      0.11   (1.98)  (3.49)
      Diluted                    (1.03)     2.66      0.11   (1.98)  (3.49)
 Other Data:
 EBITDA                        (20,254)   66,316    54,314   5,931  (9,830)
 Capital expenditures           30,142    36,029    15,014   5,680   5,383
 Cash provided by (used for)    23,268   (85,231)  (93,321)(48,951)(25,040)
operating activities
 Cash provided by (used for)   (99,157)   43,614    73,238  57,540 (19,156)
investing activities
 Cash provided by (used for)    81,218    74,088    (1,455)(39,637) 12,345
financing activities
 Balance Sheet Data:
 Total assets                1,328,786 1,157,259 1,052,666 993,398 828,680

 Long-term debt, less current  495,283   295,402   416,922 368,589 508,225
maturities
 Redeemable preferred stock of      --        --        --      --  16,342
subsidiary
 Stockholders' equity          407,500   473,559   232,424 230,861  39,278
 per outstanding common
  share                          16.38     20.54     13.98   14.10    2.50

      The results of Banner Aerospace, Inc. are included in the periods since February 25, 1996, when Banner Aerospace became a majority-owned subsidiary. Prior to February 25, 1996, our investment in Banner Aerospace was accounted for using the equity method. Fiscal 1998 includes the gain from the disposition of Banner Aerospace's hardware group. The results of the hardware group are included in the periods from March 1996 through December 1997, until disposition. Fiscal 1999 includes the loss on the disposition of Banner Aerospace's Solair subsidiary and the loss recognized on the potential sale of Dallas Aerospace. The results of Solair are included in the periods from March 1996 through December 1998, until disposition. These transactions materially affect the comparability of the information reflected in the selected financial data.

      EBITDA represents the sum of operating income before depreciation and amortization. Included in EBITDA are restructuring and unusual charges of $6,374 and $2,319 in fiscal 1999 and 1996, respectively. We consider EBITDA to be an indicative measure of our operating performance due to the significance of our long-lived assets and because such data is considered useful by the investment community to better understand our results, and can be used to measure our ability to service debt, fund capital expenditures and expand our business. EBITDA is not a measure of financial performance under GAAP, may not be comparable to other similarly titled measures of other companies and should not be considered as an alternative either to net income as an indicator of our operating performance, or to cash flows as a measure of our liquidity. Cash expenditures for various long-term assets, interest expense, and income taxes have been, and will be incurred which are not reflected in the EBITDA presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                FINANCIAL CONDITION

      The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware, under the name of Banner Industries, Inc. On November 15, 1990, we changed our name from Banner Industries, Inc. to The Fairchild Corporation. We are the owner of 100% of RHI Holdings, Inc. and Banner Aerospace, Inc. RHI is the owner of 100% of Fairchild Holding Corp. Our principal operations are conducted through FHC and Banner Aerospace. During the periods presented, we held significant equity interests in Nacanco Paketleme and Shared Technologies Fairchild Inc.

      The following discussion and analysis provide information which management believes is relevant to assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

GENERAL

      We are a leading worldwide aerospace and industrial fastener manufacturer and distribution logistics manager and, through Banner Aerospace, an international supplier to airlines and general aviation businesses, distributing a wide range of aircraft parts and related support services. Through internal growth and strategic acquisitions, we have become one of the leading suppliers of fasteners to aircraft OEMs, such as Boeing, Lockheed Martin, Northrop Grumman, and the Airbus consortium, including, Aerospatiale, DaimlerChrysler Aerospace, British Aerospace and CASA.

      Our aerospace business consists of two segments: aerospace fasteners and aerospace distribution. The aerospace fasteners segment manufactures and markets high performance fastening systems used in the manufacture and maintenance of commercial and military aircraft. The aerospace distribution segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies.

CAUTIONARY STATEMENT

      Certain statements in this financial discussion and analysis by management contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend,"
"may,"  "plan,"  "predict," "project," "will" and  similar  terms  and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend projections, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this Annual Report on Form 10-K. These risks include: product demand; our dependence on the aerospace industry; reliance on Boeing and the Airbus consortium of companies; customer satisfaction and quality issues; labor disputes; competition, including recent intense price competition; our ability to integrate and realize anticipated synergies relating to the acquisition of Kaynar Technologies Inc.; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; and the impact of any economic downturns and inflation, including the recent weaknesses in the currency, banking and equity markets of countries in South America and in the Asia/Pacific region.

      If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this financial discussion and analysis by management, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not intend to update these forward-looking statements in this Annual Report, even if new information, future events or other circumstances have made them incorrect or misleading.

RESULTS OF OPERATIONS

   Business Transactions

      The following summarizes certain business combinations and transactions we completed which significantly affect the comparability of the period to period results presented in this Management's Discussion and Analysis of Results of Operations and Financial Condition.

   Fiscal 1999 Transactions

      On December 31, 1998, Banner consummated the sale of Solair, Inc., its largest subsidiary in the rotables group of the aerospace distribution segment, to Kellstrom Industries, Inc., in exchange for approximately $60.4 million in cash and a warrant to purchase 300,000 shares of common stock of Kellstrom. In December 1998, Banner recorded a $19.3 million pre-tax loss from the sale of Solair. This loss was included in cost of goods sold as it was primarily attributable to the bulk sale of inventory at prices below the carrying amount of inventory.

      On February 22, 1999, we used available cash to acquire 77.3% of SNEP S.A. By June 30, 1999, we had purchased significantly all of the remaining shares of SNEP. The total amount paid was approximately $8.0 million, including $1.1 million of debt assumed, in a business combination accounted for as a purchase. The total cost of the acquisition exceeded the fair value of the net assets of SNEP by approximately $4.3 million, which is preliminarily being allocated as goodwill, and amortized using the straight-line method over 40 years. SNEP is a French manufacturer of precision machined self-locking nuts and special threaded fasteners serving the European industrial, aerospace and automotive markets.

      On April 8, 1999, we acquired the remaining 15% of the outstanding common and preferred stock of Banner Aerospace, Inc. not already owned by us, through the merger of Banner with one of our subsidiaries. Under the terms of the merger with Banner, we issued 2,981,412 shares of our Class A common stock to acquire all of Banner's common and preferred stock (other than those already owned by us). Banner is now our wholly-owned subsidiary.

     On April 20, 1999, we completed the acquisition of all the capital stock of Kaynar Technologies Inc. for approximately $222 million and assumed approximately $103 million of Kaynar Technologies's existing debt, the majority of which was refinanced at closing. In addition, we paid $28 million for a covenant not to compete from Kaynar Technologies's largest preferred shareholder. The total cost of the acquisition exceeded the fair value of the net assets of Kaynar Technologies by approximately $269.7 million, which is preliminarily being allocated as goodwill, and amortized using the straight-line method over 40 years. The acquisition was financed with existing cash, the sale of $225 million of 10 3/4% senior subordinated notes due 2009 and proceeds from a new bank credit facility.

      On June 18, 1999, we completed the acquisition of Technico S.A. for approximately $4.1 million and assumed approximately $2.2 million of Technico's existing debt. The total cost of the acquisition exceeded the fair value of the net assets of Technico by approximately $2.9 million, which is preliminarily being allocated as goodwill, and amortized using the straight-line method over 40 years. The acquisition was financed with additional borrowings from our credit facility.

   Fiscal 1998 Transactions

      On March 11, 1998, Shared Technologies Fairchild Inc. merged into Intermedia Communications Inc. Under the terms of the merger, holders of Shared Technologies Fairchild common stock received $15.00 per share in cash. We received approximately $178.0 million in cash (before tax and selling expenses) in exchange for the common and preferred stock of Shared Technologies Fairchild we owned. In fiscal 1998, we recorded a $96.0 million gain, net of tax, on disposal of discontinued operations, from the proceeds received from the merger of Shared Technologies Fairchild with Intermedia. The results of Shared Technologies Fairchild have been accounted for as discontinued operations.

      On November 28, 1997, we acquired AS+C GmbH, Aviation Supply + Consulting in a business combination accounted for as a purchase. The total cost of the acquisition was $14.0 million, which exceeded the fair value of the net assets of AS+C by approximately $8.1 million, which is allocated as goodwill and amortized using the straight-line method over 40 years. We purchased AS+C with cash borrowings. AS+C is an aerospace parts, logistics, and distribution company primarily servicing the European OEM market.

      On December 19, 1997, we completed a secondary offering of public securities. The offering consisted of an issuance of 3,000,000 shares of our
Class A common stock at $20.00 per share, which generated $57 million of net proceeds. On December 19, 1997, immediately following the Offering, we restructured our FHC and RHI credit agreements by entering into a new six-and-a-half-year credit facility to provide us with a $300 million senior secured credit facility consisting of (i) a $75 million revolving loan with a letter of credit sub-facility of $30 million and a $10 million swing loan sub-facility, and (ii) a $225 million term loan.

      On January 13, 1998, Banner Aerospace completed the disposition of substantially all of the assets and certain liabilities of certain of its subsidiaries to two wholly-owned subsidiaries of AlliedSignal Inc., in exchange for shares of AlliedSignal common stock with an aggregate value of $369 million. The assets transferred to AlliedSignal consisted primarily of Banner Aerospace's hardware group, which included the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners, and its PacAero unit. Approximately $196 million of the common stock received from AlliedSignal Inc. was used to repay outstanding term loans of Banner Aerospace's subsidiaries, and related fees.

      On February 3, 1998, with the proceeds of the equity offering, term loan borrowings under the credit facility, and a portion of the after tax proceeds we received from the Shared Technologies Fairchild, we refinanced substantially all of our then existing indebtedness (other than indebtedness of Banner), consisting of (i) $63.0 million to redeem 11 7/8% Senior Debentures due 1999;
(ii) $117.6 million to redeem 12% Intermediate Debentures due 2001; (iii) $35.9 million to redeem 13 1/8% Subordinated Debentures due 2006; (iv) $25.1 million to redeem 13% Junior Subordinated Debentures due 2007; and (vi) accrued interest of $10.6 million.

      On March 2, 1998, we acquired Edwards and Lock Management Corporation, doing business as Special-T Fasteners, in a business combination accounted for as a purchase. The cost of the acquisition was approximately $50.0 million, of which 50.1% of the contractual purchase price was paid in shares of our Class A common stock and 49.9% was paid in cash. The total cost of the acquisition exceeded the fair value of the net assets of Special-T by approximately $23.3 million, which is being allocated as goodwill, and amortized using the straight-line method over 40 years. Special-T manages the logistics of worldwide distribution of Company-manufactured precision fasteners to customers in the aerospace industry, government agencies, OEMs, and other distributors.

      On May 11, 1998, we commenced an offer to exchange, for each properly tendered share of common stock of Banner, a number of shares of our Class A common stock, par value $0.10 per share, equal to the quotient of $12.50 divided by $20.675 up to a maximum of 4,000,000 shares of Banner Aerospace's common stock. The exchange offer expired on June 9, 1998 and 3,659,364 shares of Banner Aerospace's common stock were validly tendered for exchange and we issued 2,212,361 shares Class A common stock to the tendering shareholders.

Fiscal 1997 Transactions

      In February 1997, we completed a transaction pursuant to which we acquired common shares and convertible debt representing an 84.2% interest, on a fully diluted basis, of Simmonds S.A. We then initiated a tender offer to purchase the remaining shares and convertible debt held by the public. By June 30, 1997, we had purchased, or placed sufficient cash in escrow to purchase, all the remaining shares and convertible debt of Simmonds. The total purchase price of Simmonds, including the assumption of debt, was approximately $62.0 million, which we funded with available cash and borrowings. We recorded approximately $20.5 million in goodwill as a result of this acquisition, which is being amortized using the straight-line method over 40 years. Simmonds is one of Europe's leading manufacturers and distributors of aerospace and automotive fasteners.

      On June 30, 1997, we sold all the patents of Fairchild Scandinavian Bellyloading Company to Teleflex Incorporated for $5.0 million, and immediately thereafter sold all the stock of Fairchild Scandinavian Bellyloading Company to a wholly-owned subsidiary of Teleflex for $2.0 million.

  Consolidated Results

     We currently report in two principal business segments: aerospace fasteners and aerospace distribution. The results of the Gas Springs division are included in the Corporate and Other classification. The following table illustrates the historical sales and operating income of our operations for the past three years.

(In thousands)                 For the years ended June 30,
                                1999     1998       1997
 Sales by Segment:
   Aerospace Fasteners        $442,722  $387,236  $269,026
   Aerospace Distribution      168,336   358,431   411,765
   Corporate and Other           6,264     5,760    15,185
   Eliminations (a)                  -   (10,251)  (15,213)
 Total Sales                  $617,322  $741,176  $680,763

 Operating Income (Loss) by
Segment:
   Aerospace Fasteners          38,956    32,722    17,390
   Aerospace Distribution      (40,003)   20,330    30,891
   Corporate and Other         (44,864)   (7,609)  (14,782)
 Total Operating Income
(Loss) (b)                    $(45,911)  $45,443   $33,499

(a) Represents intersegment sales from our aerospace fasteners segment to our aerospace distribution segment.
(b) Fiscal 1999 results include an inventory impairment charges of $41,465 in the aerospace distribution segment, costs relating to acquisitions of $23,604 and restructuring charges of $5,526 in the aerospace fasteners segment, $348 in the aerospace distribution segment, and $500 at corporate.

      The following unaudited pro forma table illustrates sales and operating income of our operations by segment, on a pro forma basis, as if we had operated in a consistent manner for the past three years. The pro forma results represent the impact of our merger with Kaynar Technologies (completed in April 1999), our merger with Banner Aerospace (completed in April 1999), our acquisition of Special-T (effective January 1998), our disposition of Solair (completed in December 1998), our disposition of the hardware group (completed January 13,
1998),  the  disposition of Shared Technologies Fairchild  (completed  in  March
1998),  and  our  disposition  of  Fairchild Scandinavian  Bellyloading  Company
(completed June 30, 1997), as if these transactions had occurred at the beginning of each period presented. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations that would actually have occurred if the transactions had been in effect since the beginning of each period, nor are they necessarily indicative of our future results.

                               For the years ended June 30,
                                1999     1998       1997
 Sales by Segment:
   Aerospace Fasteners        $610,200  $630,538  $468,082
   Aerospace Distribution      140,017   148,339   117,781
   Corporate and Other           6,264     5,760     5,118
 Total Sales                  $756,481  $784,637  $590,981

 Operating Income (Loss) by
Segment:
   Aerospace Fasteners          54,426    68,037    32,992
   Aerospace Distribution      (20,836)    9,382     8,235
   Corporate and Other         (24,396)  (12,439)  (16,385)
 Total Operating Income
(Loss) (a)                    $  9,194  $ 64,980  $ 24,842

(a) Fiscal 1999 results include an inventory impairment charge of $22,145 in the aerospace distribution segment, costs relating to acquisitions of $23,604 and restructuring charges of $5,526 in the aerospace fasteners segment, $348 in the aerospace distribution segment, and $500 at corporate.

      Net sales of $617.3 million in 1999 decreased by $123.9 million, or 16.7%, compared to sales of $741.2 million in 1998. The decrease is attributable primarily to the loss of revenues resulting from the disposition of Banner Aerospace's hardware group and Solair. Approximately 7.3% of the current year's sales growth came from acquisitions in the aerospace fasteners segment. Divestitures decreased our growth by approximately 21.0% and our internal growth was down 6.2%. Net sales of $741.2 million in 1998 increased by $60.4 million, or 8.9%, compared to sales of $680.8 million in 1997. Sales growth was stimulated by the resurgent commercial aerospace industry and business acquisitions, partially offset by the loss of revenues as a result of the disposition of Banner Aerospace's hardware group. Approximately 15.8% of the 1998 sales growth was stimulated by the resurgent commercial aerospace industry. On a pro forma basis, net sales decreased 3.6% and increased 32.8% in 1999 and 1998, respectively, as compared to the previous fiscal periods.

      Gross margin as a percentage of sales was 18.2%, 25.2% and 26.6% in 1999, 1998, and 1997, respectively. Included in cost of goods sold for 1999 was a charge of $41.5 million recognized in our aerospace distribution segment from the disposition of Solair and the potential disposition of Dallas Aerospace. Of this charge, $19.3 million was attributable to Solair's bulk sale of inventory at prices below this carrying amount. Excluding these charges, gross margin as a percentage of sales was 24.9% in fiscal 1999. The lower margins in the fiscal 1999 period are attributable to a change in product mix in our aerospace distribution segment as a result of the dispositions. Partially offsetting the overall lower margins was an improvement in margins within our aerospace fasteners segment resulting from acquisitions, efficiencies associated with increased production, improved skills of the work force, and reduction in the payment of overtime. Decreased margins in the fiscal 1998 period were attributable to a change in product mix in the aerospace distribution segment as a result of the disposition of Banner' Aerospace's hardware group.

      Selling, general & administrative expense as a percentage of sales was 24.2%, 19.1%, and 21.0% in fiscal 1999, 1998, and 1997, respectively. Included in selling, general & administrative expense in fiscal 1999 were $23.6 million of one-time costs associated primarily with the acquisition of Kaynar Technologies. Excluding these costs, selling, general & administrative expense as a percentage of sales would have been 20.4% in 1999. This increase in 1999 is attributable to increased environmental expenses. The improvement in fiscal 1998 was attributable primarily to administrative efficiencies allowed by increased sales.

      Other income decreased $2.6 million in 1999 as compared to 1998, and increased $6.5 million in 1998 as compared to 1997. These changes are due primarily to the fiscal 1998 sale of air rights over a portion of the property we own and are developing in Farmingdale, New York.

      In fiscal 1999, we recorded $6.4 million of restructuring charges. Of this amount, $0.5 million was recorded at our corporate office for severance benefits and $0.3 million was recorded at our aerospace distribution segment for the write-off of building improvements from premises vacated. The remaining $5.5 million was recorded as a result of the Kaynar Technologies merger integration process at our aerospace fasteners segment for severance benefits, product integration expenses incurred as of June 30, 1999, and the write down of redundant fixed assets. As of June 30, 1999, approximately one-third of the integration process has been executed. We expect to incur additional restructuring charges for product integration costs during the next twelve months at our aerospace fasteners segment. We anticipate that our integration process will be substantially completed by the second quarter of fiscal 2000.

     We reported an operating loss of $45.9 million in fiscal 1999 which was a decrease from operating income of $45.4 million reported in fiscal 1998. The current year was affected by $71.4 million of expenses recognized for inventory impairment, restructuring and costs related to acquisitions. Operating income of $45.4 million in fiscal 1998 increased $11.9 million, or 35.7%, compared to operating income of $33.5 million in fiscal 1997. The increase in operating income was due primarily to the improved results in our aerospace fasteners segment.

     Net interest expense decreased 29.0% in fiscal 1999 compared to fiscal 1998 and decreased 10.4% in fiscal 1998 compared to fiscal 1997. The decreases were due to a series of transactions occurring in fiscal 1998 that significantly reduced our total debt. We expect interest expense to increase significantly in the next year as a result of additional debt we incurred to finance the acquisition of Kaynar Technologies.

      Investment income (loss), net, was $39.8 million, $(3.4) million, and $6.7 million in 1999, 1998, and 1997, respectively. We recognized a large gain in 1999 from the liquidation of our position in AlliedSignal to raise funds to acquire Kaynar Technologies. The $10.1 decrease in 1998 was due to recognition of unrealized losses on the fair market adjustments of investments previously classified as trading securities in the fiscal 1998 periods, while recording unrealized gains from trading securities in the fiscal 1997 periods. Unrealized holding gains (losses) on available-for-sale investments are marked to market value through stockholders' equity and reported separately as part of comprehensive income.

     Nonrecurring income of $124.0 million in 1998 resulted from the disposition of Banner Aerospace's hardware group. Nonrecurring income in 1997 included the $2.5 million gain from the sale of Scandinavian Bellyloading Company.

      We  recorded  an  income  tax  benefit of $13.2  million  in  fiscal  1999 representing a 36.3% effective tax rate on pre-tax losses from continuing operations. The tax benefit approximates the statutory rate. The income tax provision of $47.3 million reported in fiscal 1998 represents a 38.3% effective tax rate on pre-tax earnings from continuing operations (excluding equity in earnings of affiliates and minority interest) of $123.4 million. The tax provision was slightly higher than the statutory rate because of goodwill associated with the disposition of Banner Aerospace's hardware group, which is not deductible for tax purposes. Income taxes included a $7.3 million tax benefit in Fiscal 1997 on a pre-tax loss of $5.0 million from continuing operations.

      Equity in earnings of affiliates decreased $0.8 million in 1999, compared to 1998, and $0.4 million in 1998, compared to 1997. The decreases are primarily attributable to losses recorded by small start-up ventures. In July 1999, we divested our 31.9% interest in Nacanco. This will likely reduce our future equity earnings.

     Minority interest decreased by $24.2 million in 1999 and increased by $22.8 million in 1998 as a result of the $124.0 million nonrecurring pre-tax gain recognized in 1998 from the disposition of Banner Aerospace's hardware group. On April 8, 1999, we completed a merger with Banner Aerospace, which will effectively reduce our future minority interest effects to immaterial amounts.

     Included in earnings (loss) from discontinued operations are the results of Fairchild Technologies through January 1998, and our equity in earnings of Shared Technologies Fairchild prior to the merger of Shared Technologies Fairchild. Losses increased in fiscal 1998 as a result of increased losses recorded at Fairchild Technologies and lower equity earnings contributed by Shared Technologies Fairchild. (See Note 4 to our Consolidated Financial Statements).

      In 1998, we recorded a $96.0 million gain, net of tax, on disposal of discontinued operations, from the proceeds received from the merger of Shared Technologies Fairchild. This gain was partially offset in connection with the adoption of a formal plan to enhance the opportunities for disposition of Fairchild Technologies. Under this plan we recorded an after-tax charge of $31.3 million and $36.2 million on disposal of discontinued operations in fiscal 1999 and 1998, respectively. Included in the fiscal 1998 charge, was $28.2 million (net of an income tax benefit of $11.8 million) for the net losses of Fairchild Technologies through June 30, 1998 and $8.0 million (net of an income tax benefit of $4.8 million) for the estimated operating losses of Fairchild
Technologies. The fiscal 1999 after-tax operating loss from Fairchild Technologies exceeded the June 1998 estimate recorded for expected losses by $28.6 million (net of an income tax benefit of $8.1 million) through June 1999. An additional after-tax charge of $2.8 million (net of an income tax benefit of $2.4 million) was recorded in fiscal 1999, based on a current estimate of the remaining losses in connection with the disposition of Fairchild Technologies. While we believe that $2.8 million is a reasonable charge for the remaining losses to be incurred from Fairchild Technologies, there can be no assurance that this estimate is adequate.

     In fiscal 1999, we recognized an extraordinary loss of $4.2 million, net of tax, to write-off the remaining deferred loan fees associated with the early extinguishment of our indebtedness pursuant to our acquisition of Kaynar Technologies (See Note 8). In fiscal 1998 we recognized an extraordinary loss of $6.7 million, net of tax, to write-off the remaining deferred loan fees and original issue discounts associated with early extinguishment of our indebtedness pursuant the repayment of all our public debt and refinancing of credit facilities.

       Comprehensive   income  (loss)  includes  foreign  currency   translation
adjustments and unrealized holding changes in the fair market value of available-for-sale investment securities. The fair market value of unrealized holding securities declined by $16.5 million in fiscal 1999 and increased by $20.6 million in 1998. The 1999 changes reflect primarily gains realized from the liquidation of investments, primarily AlliedSignal common stock. The 1998 increase was primarily the result of an increase in the value of AlliedSignal common stock which we received from the disposition of Banner Aerospace's hardware group. Foreign currency translation adjustments decreased by $2.5 million and $5.1 million in fiscal 1999 and 1998, respectively.

Segment Results

Aerospace Fasteners Segment

      Sales in the aerospace fasteners segment increased by $55.5 million to $442.7 million, up 14.3% in fiscal 1999, compared to fiscal 1998, reflecting growth due primarily to the acquisition of Kaynar Technologies. New orders stabilized in 1999 reflecting a plateau during fiscal 1999 and ultimately a slight downturn in the commercial aerospace industry in the fourth quarter of fiscal 1999. Backlog increased by $38 million in fiscal 1999 to $215 million at June 30, 1999, reflecting the acquisition of Kaynar Technologies. Excluding $90 million of backlog contributed by Kaynar Technologies, our backlog decreased $52 million. Sales in the aerospace fasteners segment increased by $118.2 million to $387.2 million, up 43.9% in fiscal 1998, compared to fiscal 1997, reflecting growth in the commercial aerospace industry combined with the effect of acquisitions. On a pro forma basis reflecting acquisitions in comparable periods, sales decreased 3.2% in fiscal 1999, compared to fiscal 1998, and increased 34.7% in fiscal 1998 compared to fiscal 1997

      Operating income increased by $6.2 million, or 19.1%, in fiscal 1999, compared to fiscal 1998. Included in our 1999 results are restructuring charges of $5.5 million for integration costs and severance from the integration of our business with the Kaynar Technologies business. Excluding restructuring charges, operating income increased $11.7 million in fiscal 1999 compared to fiscal 1998. Excluding restructuring charges, internal growth was 7.9% in fiscal 1999 at operations we owned entirely during the period, compared to the fiscal 1998 results of these same operations on a pro forma basis. Operating income improved by $15.3 million, or 88.2%, in fiscal 1998, compared to fiscal 1997. Acquisitions and marketing changes were contributing factors to the fiscal 1998 improvement. We anticipate that cost savings resulting from the manufacturing integration of the Kaynar Technologies business with our own business will further improve operating results in fiscal 2000. On a pro forma basis, operating income decreased $13.6 million in fiscal 1999, as compared to fiscal 1998 and increased $35.0 million in fiscal 1998, as compared to fiscal 1997.

      We believe the demand for aerospace fasteners in fiscal 2000 will remain relatively high in Europe, and expect sluggish demand in the United States. We anticipate that order rates may start increasing again during the ladder part of fiscal 2000. In the meantime, we believe production volume on a worldwide basis will remain at reasonable levels. We expect that our merger integration savings and production efficiency improvements will allow us to generate an increase in margin.

Aerospace Distribution Segment

     Sales in our aerospace distribution segment decreased by $190.1 million, or 53.0%, in fiscal 1999, compared to the fiscal 1998 period, due primarily to the loss of revenues as a result of the disposition of the hardware group and Solair. Sales decreased by $53.3 million, or 13.0% in fiscal 1998, compared to fiscal 1997. The exclusion of six months' revenues as a result of the hardware group disposition was responsible primarily for the decrease in 1998, in which sales otherwise reflected a robust aerospace industry. On a twelve-month pro forma basis, sales decreased $8.3 million, or 5.6%, in 1999 compared to 1998, and increased $30.6 million, or 25.9%, in 1998 compared to 1997.

     Operating income decreased by $60.3 million, in fiscal 1999, as compared to fiscal 1998. A charge of $41.4 million is included in the current year results, in connection with the sale of Solair and the potential sale of Dallas Aerospace. Excluding these charges, operating income would have decreased $18.9 million in fiscal 1999, compared to the same period of the prior year, due primarily to the disposition of Solair and the hardware group. Operating income decreased $10.6 million in fiscal 1998, compared to fiscal 1997, due to the hardware group disposition. On a twelve-month pro forma basis, operating income decreased $30.2 million in fiscal 1999, compared to fiscal 1998, and was stable in fiscal 1998 compared to fiscal 1997.

Corporate and Other

      The Corporate and Other classification includes the Gas Springs division and corporate activities. The group reported an 8.8% improvement in sales in fiscal 1999, compared to fiscal 1998. An operating loss of $44.9 million in fiscal 1999 was $37.3 million higher than the operating loss of $7.6 million reported in fiscal 1998. The current year includes $23.6 million of one-time costs associated primarily with the acquisition of Kaynar Technologies, restructuring charges, and increased environmental, legal and travel expenses. Also, the prior year included other income of $8.6 million, including $4.4 million realized as a result of the condemnation of air rights over a portion of the property we own and are developing in Farmingdale, New York.

      The group reported a decrease in sales of $9.4 million, in 1998, as compared to 1997, due to the exclusion of Fairchild Scandinavian Bellyloading results in fiscal 1998. The operating loss decreased by $7.2 million in 1998, compared to fiscal 1997, as a result of an increase in other income and a decrease in legal expenses.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Total capitalization as of June 30, 1999 and 1998 amounted to $931.6 million and $789.6 million, respectively. The changes in capitalization included an increase of $208.1 million in debt and a decrease of $66.1 million in equity. The increase in debt was a result of the acquisition of Kaynar Technologies. The decrease in equity was due primarily to a $22.1 million purchase of treasury stock, the $59.0 million reported loss, and a $19.0 million change in cumulative other comprehensive income, offset partially by the issuance of $22.2 million of our Class A common stock resulting from the merger with Banner Aerospace.

      We maintain a portfolio of investments classified primarily as available-for-sale securities, which had a fair market value of $28.9 million at June 30, 1999. The market value of these investments decreased $16.5 million in 1999 due primarily to the liquidation of investments in which investment income of $39.8 million was realized. While there is risk associated with market fluctuations inherent in stock investments, and because our portfolio it not diversified, large swings in its value should be expected. In 1999, we liquidated substantially all of our AlliedSignal common stock, using the proceeds therefrom in connection with the acquisition of Kaynar Technologies. In fiscal 1999, we sold approximately 4.9 million shares of AlliedSignal common stock for aggregate proceeds of approximately $219.9 million.

      We  have  an  88-acre  site in Farmingdale, New  York,  of  which  we  are developing as a shopping center. We have invested (cash and interest) of approximately $40.4 million, $17.3 million and $6.7 million into this project in 1999, 1998 and 1997, respectively. We estimate funding of approximately $20.0 million is needed to complete this project.

      Net cash provided by operating activities for fiscal 1999 was $23.3 million. The primary use of cash for operating activities in fiscal 1999 was an increase in accounts payable, accrued liabilities and other long-term liabilities of $45.9 million, partially offset by our net loss and non-cash adjustments of $16.8 million. Net cash used for operating activities for fiscal 1998 was $85.2 million. The primary use of cash for operating activities in fiscal 1998 was a $54.9 million increase in inventories.

      Net cash used for investing activities for fiscal 1999 was $99.2 million and included $274.4 million used for acquisitions, partially offset by $189.4 million received from the liquidation of investments. Net cash provided from investing activities for fiscal 1998 was $43.6 million and included proceeds received from the disposition of discontinued operations, including Shared Technologies Fairchild, of $168.0 million. This was slightly offset by cash used for the acquisition of subsidiaries and minority interests of $32.8 million and $26.4 million, respectively.

     Net cash provided by financing activities in fiscal 1999 and 1998 was $81.2 million and $74.1 million, respectively. Cash provided by financing activities in fiscal 1999 included the issuance of additional debt of $483.2 million offset partially by $380.0 million of debt repayments and $22.1 million of treasury stock purchased. We increased our debt in fiscal 1999, as a result of the acquistion of Kaynar Technologies. Cash provided by financing activities in fiscal 1998 included the issuance $53.8 million of stock from our 1998 equity offering and $275.5 million from the issuance of additional debt partially offset by the repayment of debt and the repurchase of debentures of $258.0 million.

        Our principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities. Other liabilities that require the use of cash include postretirement benefits, environmental investigation and remediation obligations, real estate development, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, and cash from borrowings and asset sales will be adequate to satisfy our cash requirements in fiscal 2000.

Discontinued Operations

      In fiscal 1999, 1998, and 1997, Fairchild Technologies had pre-tax operating losses of approximately $49.5 million, $48.7 million, and $3.6 million, respectively. In addition, as a result of the downturn in the Asian markets, Fairchild Technologies experienced delivery deferrals, reduction in new orders, lower margins and increased price competition. In response, in February 1998, we adopted a formal plan for the disposition of Fairchild Technologies.
The plan called for a reduction in production capacity and headcount at Fairchild Technologies and the pursuit of potential vertical and horizontal integration with peers and competitors of the two divisions that constitute Fairchild Technologies.

       During the fourth quarter of fiscal 1999, we liquidated a significant portion of Fairchild Technologies mostly consisting of our semiconductor equipment group through several transactions. On April 14, 1999, we disposed of our photoresist deep ultraviolet track equipment machines, spare parts and testing equipment to Apex Co., Ltd. in exchange for 1,250,000 shares of Apex stock valued at approximately $5.1 million. On June 15, 1999, we received $7.9 million from Suess Microtec AG and the right to receive 350,000 shares of Suess Microtec stock (or approximately $3.5 million) by June 2000 in exchange for all of the fixed assets and inventory of Fairchild Technologies SEG GmbH and certain intellectual property. On May 1, 1999, we sold Fairchild CDI for a nominal amount. Subsequent to June 30, 1999, we received approximately $7.1 million from Novellus in exchange for our Low-K dielectric product line and certain intellectual property. We are also exploring several alternative transactions regarding the Fairchild Technologies optical disc equipment group business, but we have not made any definitive arrangement for its ultimate disposition.

Uncertainty of the Spin-Off

      In order to focus our operations on the aerospace industry, we have been considering for some time distributing to our stockholders certain of our assets via distribution of all of the stock of a new entity, which may own all or a substantial part of our non-aerospace operations. We are still in the process of deciding the exact composition of the assets and liabilities to be included in the spin-off, but such assets would be likely to include certain real estate interests. Our ability to consummate the spin-off, if we should choose to do so, would be contingent, among other things, on attaining certain milestones under our credit facility, or waivers thereof, and all necessary governmental and third party approvals. There is no assurance that we will be able to reach such milestones or obtain the necessary waivers from our lenders. In addition, we may encounter unexpected delays in effecting the spin-off, and we can make no assurance as to the timing thereof, or as to whether the spin-off will ever occur.

     Depending on the ultimate structure and timing of the spin-off, it may be a taxable transaction to our stockholders and could result in a material tax liability to us as well as our stockholders. The amount of the tax to us is uncertain, and if the tax is material to us, we may elect not to consummate the spin-off. Because circumstances may change and provisions of the Internal Revenue Code of 1986, as amended, may be further amended from time to time, we may, depending on various factors, restructure or delay the timing of the spin-off to minimize the tax consequences to us and our stockholders, or elect not to consummate the spin-off. Under the spin-off, it is expected that that the newly created entity may assume certain of our liabilities, including contingent liabilities, and may indemnify us for such liabilities. In the event this entity is unable to satisfy the liabilities, which it will assume in connection with the spin-off, we may have to satisfy such liabilities.

Year 2000

      As the end of the century nears, there is a widespread concern that many existing data processing devices that use only the last two digits to refer to a year will not properly recognize a year that begins with the digits ''20'' instead of ''19.'' If not properly modified, these data processing devices could fail, create erroneous results, or cause unanticipated systems failures, among other problems. In response, we have developed a worldwide Year 2000 readiness plan that is divided into a number of interrelated and overlapping phases. These phases include corporate awareness and planning, readiness assessment, evaluation and prioritization of solutions, implementation of remediation, validation testing, and contingency planning. Each is discussed below.

     Awareness. In the corporate awareness and planning phase, we formed a Year 2000 project group under the direction of our Chief Financial Officer and Chief Information Officer, identified and designated key personnel within the company to coordinate our Year 2000 efforts, and retained the services of outside technical review and modification consultants. The project group prepared an overall schedule and working budget for our Year 2000 plan. We have completed this phase of our Year 2000 plan. We evaluate our information technology applications regularly, and based on such evaluation revise the schedule and budget to reflect the progress of our Year 2000 readiness efforts. The Chief Financial Officer and Chief Information Officer regularly report to our management and to our audit committee on the status of the Year 2000 project.

      Assessment. In the readiness assessment phase, we, in coordination with our technical review consultants, have been evaluating our Year 2000 preparedness in a number of areas, including our information technology infrastructure, external resources, physical plant and production facilities, equipment and machinery, products and inventory. We have completed this phase of our Year 2000 Plan. Pending the completion of all validation testing, we continue to review on a regular basis all aspects of our Year 2000 preparedness. In this respect, we have designated officers at each of our business segments to provide regular assessment updates to our Chief Information Officer and outside consultants, who have assimilated a range of alternative methods to complete each phase of our Year 2000 plan and are reporting regularly their findings and conclusions to our management.

      Evaluation. In the evaluation and prioritization of solutions phase, we seek to develop potential solutions to the Year 2000 issues identified in our readiness assessment phase, consider those solutions in light of our other information technology and business priorities, prioritize the various remediation tasks, and develop an implementation schedule. This phase is largely complete. However, we will continue to evaluate our Year 2000 readiness status through November 15, 1999, when all validation testing is anticipated to be complete. However, identified problems will be corrected as soon as practicable after identification. To date, we have not identified any major information technology system or non-information technology system that must be replaced in its entirety for Year 2000 reasons. We have also determined that most of the Year 2000 issues identified in the assessment phase can be addressed satisfactorily through system modifications, component upgrades and software patches. Thus, we do not presently anticipate incurring any material systems replacement costs relating to the Year 2000 issues.

      Implementation. In the implementation of remediation phase, we, with the assistance of our technical review and modification consultants, began to implement the proposed solutions to any identified Year 2000 issues. The solutions include equipment and component upgrades, systems and software patches, reprogramming and resetting machines, and other modifications. Substantially all of the material systems within the aerospace fasteners and aerospace distribution segments of our business are currently Year 2000 ready. However, we are continuing to evaluate and implement Year 2000 modifications to embedded data processing technology in certain manufacturing equipment used in our aerospace fasteners segment.

      Testing. In the validation testing phase, we seek to evaluate and confirm the results of our Year 2000 remediation efforts. In conducting our validation testing, we are using, among other things, proprietary testing protocols developed internally and by our technical review and modification consultants, as well as testing tools such as Greenwich Mean Time's Check 2000 and SEMATECH's Year 2000 Readiness Testing Scenarios Version 2.0. The Greenwich tools identify potential Year 2000-related software and data problems, and the SEMATECH protocols validate the ability of data processing systems to rollover and hold transition dates. Testing for both the aerospace fasteners segment and the aerospace distribution segment is approximately 90 percent complete. To date, the results of our validation testing have not revealed any new and significant Year 2000 issues or any ineffective remediation. We have completed testing of our most critical information technology and related systems.

     Contingency Planning. In the contingency planning phase, we, together with our technical review consultants, are assessing the Year 2000 readiness of our key suppliers, distributors, customers and service providers. Toward that objective, we have sent letters, questionnaires and surveys to our business partners, inquiring about their Year 2000 readiness arrangements. The average response rate has been approximately 55 percent, including our most significant business partners have responded to our inquiries. In this phase, we have evaluated the risks that our failure or the failure of others to be Year 2000 ready would cause a material disruption to, or have a material effect on, our financial condition, business or operations. So far, we have identified only our aerospace fasteners MRP system as being both mission critical and potentially at risk. In mitigation of this concern, we have engaged a consultant to test, evaluate and implement the manufacturer-designed Year 2000 patches for the system. We are also developing and evaluating contingency plans to deal with events arising from significant Year 2000 issues outside of our infrastructure. In this regard, we are considering the advisability of augmenting our inventories of certain raw materials and finished products, securing additional sources for certain supplies and services, arranging for back-up utilities, and exploring alternate distribution and sales channels, among other things.

     The following chart summarizes our progress, by phase and business segment, in completing the Year 2000 plan:



                     Percentage of Year 2000 Plan Completed
                         (By Phase and Business Segment)

                                    Quarter Ended
                 Sept.Dec.  Mar. June  Sept. Dec. Mar.   June  Work
                  28,  28,   29,  30,   27,   27,  28,   30,  Remaining
                 1997 1997  1998 1998   1998 1998 1999   1999
Awareness:
     Aerospace    50% 100%  100% 100%   100% 100% 100%   100%   0%
Fasteners
     Aerospace    100  100   100  100   100   100  100   100    0
Distribution
Assessment:
     Aerospace         25    50   75    100   100  100   100    0
Fasteners
     Aerospace          0     0    0     50   100  100   100    0
Distribution
Evaluation:
     Aerospace                           0    70   100   100    0
Fasteners
     Aerospace                           20   100  100   100    0
Distribution
Implementation:
     Aerospace                                50   60     90    10
Fasteners
     Aerospace                                40   75     95    5
Distribution
Testing:
     Aerospace                                20   35     90    10
Fasteners
     Aerospace                               30-40 70     90    10
Distribution
Contingency
Planning:
     Aerospace                           0    20   35     90    10
Fasteners
     Aerospace                           25   50   65     90    10
Distribution

      The chart below summarizes costs we incurred through June 30, 1999, by segment, to address Year 2000 issues, and the total costs we reasonably anticipate incurring during the remainder of 1999 relating to the Year 2000 issue.

(In thousands)                Year 2000 Costs Anticipated Year 2000
                                   as of              Costs
                               June 30, 1999   During the Next Six
                                                      Months
Aerospace Fasteners                $685                $400
Aerospace Distribution             $600                $50

      We have funded the costs of our Year 2000 plan from general operating funds, and all such costs have been deducted from income. To date, the costs associated with our Year 2000 efforts have not had a material effect on, and have caused no delays with respect to, our other information technology programs or projects.

      We anticipate that we will complete our Year 2000 preparations by November 15, 1999. Although our Year2000 implementation, testing and contingency planning phases are not yet complete, we do not currently believe that Year 2000 issues will materially affect our business, results of operations or financial condition. However, in some international markets in which we conduct business, the level of awareness and remediation efforts by third parties, utilities and infrastructure managers relating to the Year 2000 issue may be less advanced than in the United States, which could, despite our efforts, have an adverse effect on us. If our mission critical systems are not Year 2000 ready, we could be subject to significant business interruptions, and could be liable to customers and other third parties for breach of contract, breach of warranty, misrepresentation, unlawful trade practices and other claims.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists, if any. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. Most of the general qualifying criteria for hedge accounting under SFAS 133 were derived from, and are similar to, the existing qualifying criteria in SFAS 80 "Accounting for Futures Contracts." SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 to defer the required effective date of implementing SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. We will adopt SFAS 133 in fiscal 2001 and we are currently evaluating the financial statement impact.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                 Expected Maturity Date
                         2000   2001    2002   2003     2004  Thereafter
Interest Rate Swaps:
   Variable to fixed    20,000 60,000     -      -       -    100,000
      Average cap rate   7.25%  6.81%     -      -       -     6.49%
      Average floor      5.84%  5.99%     -      -       -     6.24%
rate
      Weighted average   5.71%  5.74%     -      -       -     6.12%
rate
      Fair market value  (44)   (99)      -      -       -    (3,709)



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Company and the report of our independent public accountants with respect thereto, are set forth below.


                                                                      Page

Report of Independent Public Accountants                               29

Consolidated Balance Sheets as of June 30, 1999 and 1998               30

Consolidated Statements of Earnings for each of the Three
  Years Ended June 30, 1999, 1998, and 1997                            32

Consolidated Statements of Stockholders' Equity for each
  of the Three Years Ended June 30, 1999, 1998, and 1997               34

Consolidated  Statements of Cash Flows for each of the Three
  Years Ended June 30, 1999, 1998, and 1997                            35

Notes to Consolidated Financial Statements                             36

Supplementary information regarding "Quarterly Financial Data (Unaudited)" is set forth under Item 8 in Note 21 to Consolidated Financial Statements.

                    Report of Independent Public Accountants

To The Fairchild Corporation and Consolidated Subsidiaries:

      We have audited the accompanying consolidated balance sheets of The Fairchild Corporation (a Delaware corporation) and consolidated subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Nacanco Paketleme (see Note 7), the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Nacanco Paketleme represents 1 percent and 2 percent of total assets as of June 30, 1999 and 1998, respectively, and the equity in its net income represents 11 percent, 9 percent, and 257 percent of earnings from continuing operations as of June 30, 1999, 1998, and 1997, respectively. The statements of Nacanco Paketleme were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Nacanco Paketleme, is based on the report of other auditors.

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

      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation and consolidated subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended June 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


                    Arthur Andersen LLP


Vienna, VA
September 15, 1999

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                             June 30, June 30,
                   ASSETS                      1999     1998

CURRENT ASSETS:
Cash and cash equivalents, $15,752 and $746
restricted                                   $ 54,860  $ 49,601
Short-term investments                         13,094     3,962
Accounts receivable-trade, less allowances    130,121   120,284
of $6,442 and $5,655
Inventories:
   Finished goods                             137,807   187,205
   Work-in-process                             38,316    20,642
   Raw materials                               14,116     9,635
                                              190,239   217,482
Net current assets of discontinued
operations                                          -    11,613
Prepaid expenses and other current assets      73,926    53,081
TOTAL CURRENT ASSETS                          462,240   456,023

Property, plant and equipment, net of
accumulated
  depreciation of $103,556 and $82,968        184,065   118,963
Net assets held for sale                       21,245    23,789
Net noncurrent assets of discontinued                     8,541
operations                                          -
Cost in excess of net assets acquired
(Goodwill), less
  accumulated amortization of $40,307 and     447,722   168,307
$42,079
Investments and advances, affiliated           31,791    27,568
companies
Prepaid pension assets                         63,958    61,643
Deferred loan costs                            13,077     6,362
Real estate investment                         83,791    43,440
Long-term investments                          15,844   235,435
Other assets                                    5,053     7,188
TOTAL ASSETS                               $1,328,786 $1,157,259








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                             June 30, June 30,
    LIABILITIES AND STOCKHOLDERS' EQUITY       1999     1998

CURRENT LIABILITIES:
Bank notes payable and current maturities of
long-term debt                               $ 28,860 $  20,665
Accounts payable                               72,271    53,859
Accrued liabilities:
    Salaries, wages and commissions            43,095    23,613
    Employee benefit plan costs                 5,204     1,463
    Insurance                                  14,216    12,575
    Interest                                    7,637     2,303
    Other accrued liabilities                  50,984    52,789
                                              121,136    92,743
Net current liabilities of discontinued
operations                                     10,999         -
Income taxes                                             28,311
                                                    -
TOTAL CURRENT LIABILITIES                     233,266   195,578

LONG-TERM LIABILITES:
Long-term debt, less current maturities       495,283   295,402
Other long-term liabilities                    25,904    23,767
Retiree health care liabilities                44,813    42,103
Noncurrent income taxes                       121,961    95,176
Minority interest in subsidiaries                  59    31,674
TOTAL LIABILITIES                             921,286   683,700

STOCKHOLDERS' EQUITY:
Class A common stock, 10 cents par value;
authorized 40,000,000
  shares, 29,754,448 (26,678,561 in 1998)
shares issued and
  22,258,580 (20,428,591 in 1998) shares        2,975     2,667
outstanding
Class B common stock, 10 cents par value;
authorized 20,000,000
  shares, 2,621,652 (2,624,716 in 1998)           262       263
shares issued and outstanding
Paid-in capital                               229,038   195,112
Retained earnings                             252,030   311,039
Cumulative other comprehensive income         (2,703)    16,386
Treasury Stock, at cost, 7,495,868
(6,249,970 in 1998) shares
  of Class A common stock                    (74,102)  (51,908)
TOTAL STOCKHOLDERS' EQUITY                    407,500   473,559
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                           $1,328,786 $1,157,259






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                        For the Years Ended June 30,
                                              1999    1998    1997
REVENUE:
   Net sales                                $617,322 $741,176 $680,763
   Other income, net                           3,899    6,508       28

                                             621,221  747,684  680,791
 COSTS AND EXPENSES:
Cost of goods sold, including inventory
impairment adjustments of $41,465 in 1999    504,893  554,670  499,419
relating to the disposition of Solair and
the potential disposition of Dallas
Aerospace
   Selling, general & administrative         149,348  142,102  143,059
   Amortization of goodwill                    6,517    5,469    4,814
   Restructuring                               6,374        -        -
                                             667,132  702,241  647,292
 OPERATING INCOME (LOSS)                     (45,911)  45,443   33,499
 Interest expense                             33,162   46,007   52,376
 Interest income                              (2,816)  (3,292)  (4,695)
 Net interest expense                         30,346   42,715   47,681
 Investment income (loss), net                39,800   (3,362)   6,651
 Non-recurring income                              -  124,028    2,528
 Earnings (loss) from continuing operations
before taxes                                 (36,457) 123,394   (5,003)
 Income tax (provision) benefit               13,245  (47,274)   7,344
 Equity in earnings of affiliates, net         1,795    2,571    2,989
 Minority interest, net                       (2,090) (26,292)  (3,514)
 Earnings (loss) from continuing operations  (23,507)  52,399    1,816
 Loss from discontinued operations, net            -   (4,296)    (485)
 Gain (loss) on disposal of discontinued
operations, net                              (31,349)  59,717       -
 Earnings (loss) before extraordinary items  (54,856) 107,820   1,331
 Extraordinary items, net                     (4,153) (6,730)       -
NET EARNINGS (LOSS)                         $(59,009) $101,090 $ 1,331
 Other comprehensive income, net of tax:
 Foreign currency translation adjustments     (2,545) (5,140)  (1,514)
 Unrealized holding gains (losses) on
secruities arising during the period         (16,544) 20,633       74
 Other comprehensive income (loss)           (19,089) 15,493   (1,440)
 COMPREHENSIVE INCOME (LOSS)                $(78,098)$116,583  $ (109)





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                          For the Years Ended June 30,
                                              1999    1998   1997
BASIC EARNINGS PER SHARE:
Earnings (loss) from continuing operations         $      $       $
                                            $ (1.03) $ 2.78  $ 0.11
Loss from discontinued operations, net
                                                   -  (0.23)  (0.03)
Gain (loss) on disposal of discontinued
operations, net                               (1.38)   3.17       -
Extraordinary items, net
                                              (0.18)  (0.36)      -
NET EARNINGS (LOSS)
                                            $ (2.59) $ 5.36  $ 0.08
 Other comprehensive income, net of tax:
 Foreign currency translation adjustments
                                            $ (0.11) $(0.27) $ (0.09)
 Unrealized holding gains (losses) on
securities arising during the period          (0.73)   1.10       -
 Other comprehensive income
                                              (0.84)   0.83   (0.09)
 COMPREHENSIVE INCOME (LOSS)
                                             $(3.43) $ 6.19   $(0.01)

DILUTED EARNINGS PER SHARE:
Earnings (loss) from continuing operations
                                            $ (1.03) $ 2.66   $ 0.11
Loss from discontinued operations, net
                                                   -  (0.22)   (0.03)
Gain (loss) on disposal of discontinued
operations, net                               (1.38)   3.04       -
Extraordinary items, net
                                              (0.18)  (0.34)      -
NET EARNINGS (LOSS)
                                            $ (2.59) $ 5.14   $  0.08
 Other comprehensive income, net of tax:
 Foreign currency translation adjustments
                                            $ (0.11) $(0.26)  $ (0.09)
 Unrealized holding gains (losses) on
securities arising during the period          (0.73)   1.05       -
 Other comprehensive income
                                              (0.84)   0.79     (0.09)
 COMPREHENSIVE INCOME (LOSS)                 $(3.43) $ 5.93    $(0.01)
Weighted average shares outstanding:
  Basic                                       22,766 18,834    16,539
  Diluted                                     22,766 19,669    17,321









The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                        Class Class
                          A     B                              Cumulative
                        Common Common Paid                     Other
                                        in   Retained Treasury Comprehensive
                        Stock  Stock Capital Earnings Stock    Income  Total
Balance, July 1, 1996   $2,000  $263 $69,366 $208,618 $(51,719) $2,333 $230,861
 Net earnings                -     -       -    1,331        -       -    1,331
 Foreign currency
translation adjustments      -     -       -        -        -  (1,514)  (1,514)
 Fair market value of
stock warrants issued        -     -     546        -        -       -      546
 Proceeds received from
options exercised (234,935
shares)                     23    -    1,103        -        -       -    1,126
 Net unrealized holding
gain on available-for-sale
securities                   -    -        -        -        -      74       74
 Balance, June 30, 1997  2,023  263   71,015  209,949  (51,719)    893  232,424
 Net earnings                -    -        -  101,090        -       -  101,090
 Foreign currency
translation adjustments      -    -        -        -        -  (5,140)  (5,140)
 Compensation expense from
 adjusted terms to warrants and
options                      -    -    5,655        -        -       -    5,655
 Stock issued for Special-
T acquisition              108    -   21,939        -        -       -   22,047
 Stock issued for Exchange
Offer                      221    -   42,588        -        -       -   42,809
 Equity Offering
                           300    -   53,268        -        -       -   53,568
 Proceeds received from
stock options
    exercised (141,259
shares)                     10    -      652        -     (189)      -      473
 Cashless exercise of
warrants (47,283 shares)     5    -       (5)       -        -       -        -
 Net unrealized holding
gain on available-for-sale
securities                   -    -        -        -        -  20,633   20,633
 Balance, June 30, 1998  2,667  263  195,112  311,039  (51,908) 16,386  473,559
Net Loss                     -    -        -  (59,009)       -       -  (59,009)
 Foreign currency
translation adjustments      -    -        -        -        -  (2,545)  (2,545)
 Stock issued for Special-
T acquistion                   1  -      132        -        -       -      133
 Stock issued for Banner
Aerospace merger             298  -   33,093        -        -       -   33,391
 Proceeds received from
stock options
   exercised (75,383
shares)                        7  -      266        -      (92)      -      181
 Restricted stock plan
issuance (14,969 shares)       1  -       (1)       -      -                 -
 Purchase of treasury
shares (1,239,750 shares)      -  -        -        -   (22,102)     - (22,102)
 Exchange of Class B for
Class A
   common stock (3,064         1 (1)       -        -         -      -       -
shares)
 Compensation expense from
stock options                  -   -     436        -         -      -     436
 Net unrealized holding
loss on
   available-for-sale
securities                     -   -       -        -         -(16,544)(16,544)
 Balance, June 30, 1999    2,975 262 229,038  252,030   (74,102)(2,703)407,500

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                              For the Years Ended June 30,
                                                   1999    1998    1997
Cash flows from operating activities:
       Net earnings (loss)                     $ (59,009)101,090   1,331
       Depreciation and amortization              25,657  20,873  20,815
       Deferred loan fee amortization              1,100   2,406   2,847
       Accretion of discount on long-term
liabilities                                        5,270   3,766   4,963
        Net gain on the disposition of
subsidiaries                                           - (124,041)     -
        Net gain on the sale of discontinued
operations                                             - (132,787)     -
        Extraordinary items, net of cash
payments                                           6,389  10,347       -
        Provision for restructuring (excluding
cash payments of $2,600 in 1999)                   3,774       -       -
        (Gain) loss on sale of property, plant,
and equipment                                        400     246    (72)
        (Undistributed) distributed earnings of
affiliates, net                                    3,433   1,725 (1,055)
        Minority interest                          2,090  26,292   3,514
        Change in trading securities              (1,254)  9,275  (5,733)
        Change in receivables                      8,632 (12,846)(48,693)
        Change in inventories                     14,727 (54,857)(36,868)
        Change in other current assets           (22,365)(26,643)(14,088)
        Change in other non-current assets       (26,741)    700  (9,828)
        Change in accounts payable, accrued
liabilities and other long-term liabilities       45,906  77,434   6,747
        Non-cash charges and working capital
changes of discontinued operations                15,259  11,789 (17,201)
        Net cash provided by (used for)
operating activities                              23,268 (85,231)(93,321)
 Cash flows from investing activities:
        Proceeds received from (used for)
investment securities, net                       189,379  (7,287)(12,951)
        Purchase of property, plant and
equipment                                        (30,142)(36,029)(15,014)
        Proceeds from sale of plant, property
and equipment                                        844     336     213
        Equity investment in affiliates           (7,678) (4,343) (1,749)
        Minority interest in subsidiaries              - (26,383) (1,610)
        Acquisition of subsidiaries, net of cash
acquired                                        (274,427)(32,795)(55,916)
        Net proceeds received from sale of
subsidiary                                        60,396       -       -
        Net proceeds received from the sale of
discontinued operations                                - 167,987 173,719
        Changes in real estate investment        (40,351)(17,262) (6,737)
        Changes in net assets held for sale        3,134   2,140     385
        Investing activities of discontinued
operations                                          (312) (2,750) (7,102)
        Net cash provided by (used for)
investing activities                             (99,157) 43,614  73,238
 Cash flows from financing activities:
        Proceeds from issuance of debt           483,222 275,523 154,294
        Debt repayments and repurchase of
debentures, net                                (380,083)(258,014)(155,600)
        Issuance of Class A common stock             181  54,041   1,126
       Purchase of treasury stock                (22,102)      -       -
        Financing activities of discontinued
operations                                             -   2,538  (1,275)
        Net cash provided by (used for)
financing activities                              81,218  74,088  (1,455)
    Effect of exchange rate changes on cash          (70) (2,290)  1,309
    Net change in cash and cash equivalents        5,259  30,181 (20,229)
    Cash and cash equivalents, beginning of the
year                                              49,601  19,420  39,649
    Cash and cash equivalents, end of the year   $54,860 $49,601 $19,420

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      General:  All  references  in  the notes  to  the  consolidated  financial
statements   to   the  terms  "we,"  "our,"  "us,"  the  "Company"   and
"Fairchild" refer to The Fairchild Corporation and its subsidiaries.

     Corporate Structure: The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. Effective April 8, 1999, we became the sole owner of Banner Aerospace, Inc. RHI Holdings, Inc. is a direct subsidiary of us. RHI is the owner of 100% of Fairchild Holding Corp. Our principal operations are conducted through Fairchild Holding Corp. and Banner Aerospace. During the periods covered by these financial statements we held significant equity interests in Nacanco Paketleme and Shared Technologies Fairchild Inc. In February 1998, we adopted a formal plan to dispose of our interest in our technologies products segment operating under the name of Fairchild Technologies. Accordingly, our financial statements present the results of our former communications services segment, Shared Technologies Fairchild and Fairchild Technologies as discontinued operations.

     Fiscal  Year:   Our  fiscal year  ends June 30. All  references  herein  to
"1999", "1998", and "1997" mean the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

      Consolidation Policy: The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles and include our accounts and all of the accounts of our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which ownership interest range from 20 to 50 percent are accounted for using the equity method (see Note 7).

      Revenue Recognition: Sales and related costs are recognized upon shipment of product and performance of services. Sales and related cost of sales on long-term contracts are recognized as products are delivered and services performed, determined by the percentage of completion method. Lease and rental revenue are recognized as earned.

      Cash Equivalents/Statements of Cash Flows: For purposes of the Statements of Cash Flows, we consider all highly liquid investments with original maturity dates of three months or less as cash equivalents. Total net cash disbursements (receipts) made by us for income taxes and interest were as follows:

                              1999     1998     1997
 Interest                    $29,200  $52,737 $48,567
 Income Taxes                (21,304)    (987) (1,926)

      Restricted Cash: On June 30, 1999 and 1998, we had restricted cash of $15,752 and $746, respectively, all of which is maintained as collateral for certain debt facilities. Cash investments are in short-term treasury bills and certificates of deposit.

      Investments: Management determines the appropriate classification of our investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments in equity securities and limited partnerships that do not have readily determinable fair values are stated at cost and are categorized as other investments. Realized gains and losses are determined using the specific identification method based on the trade date of a transaction. Interest on corporate obligations, as well as dividends on preferred stock, are accrued at the balance sheet date.

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method at several of our domestic aerospace fastener manufacturing operations and using the first-in, first-out ("FIFO") method elsewhere. If the FIFO inventory valuation method had been used exclusively, inventories would have been approximately $3,018 and $8,706 higher at June 30, 1999 and 1998, respectively. Inventories from continuing operations are valued as follows

                                    June 30,   June 30,
                                      1999     1998
 First-in, first-out (FIFO)         $162,797 $177,426
 Last-in, First-out (LIFO)            27,442   40,056
 Total inventories                  $190,239 $217,482

      Properties and Depreciation: The cost of property, plant and equipment is depreciated over estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. In fiscal 1999, we changed the estimated useful life for depreciating our machinery and equipment from 8 to 10 years. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated depreciation methods for Federal income tax purposes. No interest costs were capitalized in any of the years presented. Property, plant and equipment consisted of the following:

                                    June 30, June 30,
                                      1999     1998
Land                                $ 13,325 $ 11,694
Building and improvements             56,790   47,579
Machinery and equipment              173,791  113,669
Transportation vehicles                1,062      676
Furniture and fixtures                22,439   16,362
Construction in progress              20,214   11,951
Property, plant and equipment at     287,621  201,931
cost
Less: Accumulated depreciation       103,556   82,968
Net property, plant and equipment   $184,065 $118,963

     Amortization of Goodwill: Goodwill, which represents the excess of the cost of purchased businesses over the fair value of their net assets at dates of acquisition, is being amortized on a straight-line basis over 40 years.

      Deferred Loan Costs: Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of outstanding debt, using the effective interest method. Amortization expense for these loan costs for 1999, 1998 and 1997 was $1,100, $2,406 and $2,847, respectively.

     Impairment of Long-Lived Assets: We review our long-lived assets, including property, plant and equipment, identifiable intangibles and goodwill, for impairment  whenever  events  or  changes in  circumstances  indicate  that  the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of our assets. Impairment is measured based on the difference between the carrying amount of our assets and their fair value.

       Foreign Currency Translation: For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the period, and income statement accounts are translated at average exchange rates for the period. The resulting translation gains and losses are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in other income and were insignificant in fiscal 1999, 1998 and 1997.

      Research and Development: Company-sponsored research and development expenditures are expensed as incurred.

      Capitalization of interest and taxes: We capitalize interest expense and property taxes relating to certain real estate property being developed in Farmingdale, New York. Interest of $4,671, $3,078 and $2,356 was capitalized in 1999, 1998 and 1997, respectively.

      Nonrecurring Income: Nonrecurring income of $124,028 in 1998 resulted from the disposition of our aerospace distribution segment's hardware group (See Note
2). Nonrecurring income of $2,528 in 1997 resulted from the gain recorded from the sale of Fairchild Scandinavian Bellyloading Company, (See Note 2).

      Stock-Based Compensation: In fiscal 1997, we implemented Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". SFAS 123 establishes financial accounting standards for stock-based employee compensation plans and for transactions in which an entity issues equity instruments to acquire goods or services from non-employees. As permitted by SFAS 123, we will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, for our stock-based employee compensation plans. Fair market disclosures required by SFAS 123 are included in Note 12.

      Fair Value of Financial Instruments: The carrying amount reported in the balance sheet approximates the fair value for our cash and cash equivalents, investments, short-term borrowings, current maturities of long-term debt, and all other variable rate debt (including borrowings under our credit agreements). The fair value for our other fixed rate long-term debt is estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Fair values of our off-balance-sheet instruments (hedging agreements, letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. These instruments are described in
Note 8.

      Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, concerning the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications: Certain amounts in our prior years' financial statements have been reclassified to conform to the 1999 presentation.

      Recently Issued Accounting Pronouncements: In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists, if any. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. Most of the general qualifying criteria for hedge accounting under SFAS 133 were derived from, and are similar to, the existing qualifying criteria in SFAS 80, "Accounting for Futures Contracts." SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 to defer the required effective date of implementing SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. We will adopt SFAS 133 in fiscal 2001 and we are currently evaluating the financial statement impact.

BUSINESS COMBINATIONS

 Aquisitions

      We have accounted for the following acquisitions by using the purchase method. The respective purchase price is assigned to the net assets acquired, based on the fair value of such assets and liabilities at the respective acquisition dates.

      On June 18, 1999, we completed the acquisition of Technico S.A. for approximately $4.1 million and assummed approximately $2.2 million of Technico's existing debt. The total cost of the acquisition exceeded the fair value of the net assets of Technico by approximately $2.9 million, which is preliminarily being allocated as goodwill, and amortized using the straight-line method over 40 years. The acquisition was financed with additional borrowings from our credit facility.

     On April 20, 1999, we completed the acquisition of all the capital stock of Kaynar Technologies, Inc. for approximately $222 million and assumed approximately $103 million of Kaynar Technologies's existing debt, the majority of which was refinanced at closing. In addition, we paid $28 million for a covenant not to compete from Kaynar Technologies's largest preferred shareholder. The total cost of the acquisition exceeded the fair value of the net assets of Kaynar Technologies by approximately $269.7 million, which is preliminarily being allocated as goodwill, and amortized using the straight-line method over 40 years. The acquisition was financed with existing cash, the sale of $225 million of 10 3/4% senior subordinated notes due 2009 and proceeds from a new bank credit facility.

      On February 22, 1999, we used available cash to acquire 77.3% of SNEP S.A. By June 30, 1997, we had purchased significantly all of the remaining shares SNEP. The total amount paid was approximately $8.0 million, including $1.1 million of debt assumed, in a business combination accounted for as a purchase. The total cost of the acquisition exceeded the fair value of the net assets of SNEP by approximately $4.3 million, which is preliminarily being allocated as goodwill, and amortized using the straight-line method over 40 years. SNEP is a French manufacturer of precision machined self-locking nuts and special threaded fasteners serving the European industrial, aerospace and automotive markets.

      On March 2, 1998, we acquired Edwards and Lock Management Corporation, doing business as Special-T Fasteners, in a business combination accounted for as a purchase. The cost of the acquisition was approximately $50.0 million, of which 50.1% of the contractual purchase price was paid in shares of our Class A common stock and 49.9% was paid in cash. The total cost of the acquisition exceeded the fair value of the net assets of Special-T by approximately $23.3 million, which is being allocated as goodwill, and amortized using the straight-line method over 40 years. Special-T manages the logistics of worldwide distribution of our manufactured precision fasteners to our customers in the aerospace industry, government agencies, OEMs, and other distributors.

      On November 28, 1997, we acquired AS+C GmbH, Aviation Supply + Consulting in a business combination accounted for as a purchase. The total cost of the acquisition was $14.0 million, which exceeded the fair value of the net assets of AS+C by approximately $8.1 million, which is being allocated as goodwill and amortized using the straight-line method over 40 years. We purchased AS+C with cash borrowings. AS+C is an aerospace parts, logistics, and distribution company primarily servicing European customers.

      In February 1997, we completed a transaction pursuant to which we acquired common shares and convertible debt representing an 84.2% interest, on a fully diluted basis, of Simmonds S.A. We then initiated a tender offer to purchase the remaining shares and convertible debt held by the public. By June 30, 1997, we had purchased, or placed sufficient cash in escrow to purchase, all the remaining shares and convertible debt of Simmonds. The total purchase price of Simmonds, including the assumption of debt, was approximately $62.0 million, which we funded with available cash and borrowings. We recorded approximately $20.5 million in goodwill as a result of this acquisition, which is being amortized using the straight-line method over 40 years. Simmonds is one of Europe's leading manufacturers of aerospace and automotive fasteners.
    Divestitures

      On December 31, 1998, Banner Aerospace consummated the sale of Solair, Inc., its largest subsidiary in the rotables group, to Kellstrom Industries, Inc., in exchange for approximately $60.4 million in cash and a warrant to purchase 300,000 shares of common stock of Kellstrom. In December 1998, Banner Aerospace recorded a $19.3 million pre-tax loss from the sale of Solair. This loss was included in cost of goods sold as it was attributable primarily to the bulk sale of inventory at prices below the carrying amount of that inventory.

      On January 13, 1998, Banner Aeropsace completed the disposition of substantially all of the assets and certain liabilities of certain subsidiaries to AlliedSignal Inc., in exchange for shares of AlliedSignal Inc. common stock with an aggregate value of $369 million. The assets transferred to AlliedSignal consisted primarily of Banner Aerospace's hardware group, which included the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners, and its PacAero unit. Approximately $196 million of the common stock received from AlliedSignal was used to repay outstanding term loans of Banner Aerospace's subsidiaries, and related fees.

      On June 30, 1997, we sold all the patents of Fairchild Scandinavian Bellyloading Company to Teleflex Incorporated for $5.0 million, and immediately thereafter sold for $2.0 million, all the stock of Fairchild Scandinavian
Bellyloading Company to a wholly-owned subsidiary of Teleflex. Nonrecurring income in 1997 included the $2.5 million gain from the sale of Scandinavian Bellyloading Company.

3.   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

     Outstanding minority interest in our subsidiaries at June 30, 1999 and June 30, 1998 were $59 and $31,674 respectively.

      On April 8, 1999, we acquired the remaining 15% of the outstanding common and preferred stock of Banner Aerospace, Inc. not already owned by us, through the merger of Banner Aerospace with one of our subsidiaries. Under the terms of the merger with Banner, we issued 2,981,412 shares of our Class A common stock to acquire all of Banner Aerospace's common and preferred stock (other than those already owned by us). Banner Aerospace is now our wholly-owned subsidiary.

      On June 9, 1998 we exchanged 3,659,364 shares of Banner Aerospace's common stock for 2,212,361 newly issued shares of our Class A common stock. As a result of the exchange offer, our ownership of Banner common stock increased to 83.3%. In May 1997, Banner Aerospace granted all of its stockholders certain rights to purchase Series A convertible paid-in-kind preferred stock. In June 1997, Banner Aerospace received net proceeds of $33,876 and issued 3,710,955 shares of preferred stock. We purchased $28,390 of the preferred stock issued by Banner Aerospace, increasing our voting percentage to 64.0%..

4.  DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE

      On March 11, 1998, Shared Technologies Fairchild Inc. merged into Intermedia Communications Inc. Under the terms of the merger, holders of Shared Technologies Fairchild common stock received $15.00 per share in cash. We received approximately $178.0 million in cash (before tax and selling expenses) in exchange for the common and preferred stock of Shared Technologies Fairchild we owned. In fiscal 1998, we recorded a $96.0 million gain, net of tax, on disposal of discontinued operations, from the proceeds received from the merger of Shared Technologies Fairchild with Intermedia. The results of Shared Technologies Fairchild have been accounted for as discontinued operations. Net earnings from discontinued operations for Shared Technologies Fairchild was $648 and $3,149 in 1998 and 1997, respectively.

      In fiscal 1999, 1998, and 1997, Fairchild Technologies had pre-tax operating losses of approximately $49.5 million, $48.7 million, and $3.6 million, respectively. In addition, as a result of the downturn in the Asian markets, Fairchild Technologies experienced delivery deferrals, reduction in new orders, lower margins and increased price competition. In response, in February 1998, we adopted a formal plan for disposition of Fairchild Technologies. The plan called for a reduction in production capacity and headcount at Fairchild Technologies and the pursuit of potential vertical and horizontal integration with peers and competitors of the two divisions that constitute Fairchild Technologies.

      During the fourth quarter of fiscal 1999, we liquidated a significant portion of Fairchild Technologies, mostly consisting of our semiconductor equipment group through several transactions. On April 14, 1999, we disposed of our photoresist deep ultraviolet track equipment machines, spare parts and testing equipment to Apex Co., Ltd. in exchange for 1,250,000 shares of Apex stock valued at approximately $5.1 million. On June 15, 1999, we received $7.9 million from Suess Microtec AG and the right to receive 350,000 shares of Suess Microtec stock (or approximately $3.5 million) by September 2000 in exchange for all of the shares of Fairchild Technologies SEG GmbH and certain intellectual property. On May 1, 1999, we sold Fairchild CDI for a nominal amount. Subsequent to June 30, 1999, we received approximately $7.1 million from Novellus in exchange for our Low-K dielectric product line and certain intellectual property. We are also exploring several alternative transactions regarding the Fairchild Technologies optical disc equipment group business, but we have not made any definitive arrangements for its ultimate disposition.

      In connection with the adoption of such plan, we recorded an after-tax charge of $31.3 million and $36.2 million in discontinued operations in fiscal 1999 and 1998, respectively. Included in the fiscal 1998 charge, was $28.2 million, net of an income tax benefit of $11.8 million, for the net losses of Fairchild Technologies through June 30, 1998 and $8.0 million, net of an income tax benefit of $4.8 million, for the estimated remaining operating losses of Fairchild Technologies. The fiscal 1999 after-tax operating loss from Fairchild Technologies exceeded the June 1998 estimate recorded for expected losses by $28.6 million, net of an income tax benefit of $8.1 million, through June 1999. An additional after-tax charge of $2.8 million, net of an income tax benefit of $2.4 million, was recorded in fiscal 1999, based on a current estimate of the remaining losses in connection with the disposition of Fairchild Technologies. While we believe that $2.8 million is a reasonable charge for the remaining losses to be incurred from Fairchild Technologies, there can be no assurance that this estimate is adequate.

      Earnings from discontinued operations for the twelve months ended June 30, 1998 and 1997 includes net losses of $4,944 and $3,634, respectively, from Fairchild Technologies until the adoption date of a formal plan for its discontinuance.

      Net assets held for sale at June 30, 1999, includes two parcels of real estate in California, and several other parcels of real estate located primarily throughout the continental United States, which we plan to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. Also included in net assets held for sale are limited partnership interests in a real estate development joint venture and a landfill development partnership.

      Net assets held for sale are stated at the lower of cost or at estimated net realizable value, which consider anticipated sales proceeds. Interest is not allocated to net assets held for sale.

5.   PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

      The following table set forth the derivation of the unaudited pro forma results, representing the impact of our acquisition of Kaynar Technologies (completed in April 1999), our merger with Banner Aerospace (completed in April
1999), our acquisition of Special-T (effective January 1998), our disposition of Solair (completed in December 1998), our disposition of the hardware group of Banner Aerospace (completed January 13, 1998), the disposition of Shared Technologies Fairchild (completed in March 1998), and our divestiture of Fairchild Scandianvian Bellyloading Company (completed June 30, 1997), as if these transactions had occurred at the beginning of each period presented. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which reduce interest expense and investment income from our revised debt structures and reduce minority interest from our merger with Banner Aerospace. The pro forma financial information does not reflect nonrecurring income and gains from the disposal of discontinued operations that have occurred from these transactions. The unaudited pro forma information is not intended to be indicative of either future results of our operations or results that might have been achieved if these transactions had been in effect since the beginning of each period

                                             1999     1998     1997
Sales                                     $ 756,481 $784,637 $ 590,981
Operating income (a)                          9,194   64,980    24,842
Earnings (loss) from continuing operations
(a, b)                                     (13,268)   10,110   (5,400)
Basic earnings (loss) from continuing
operations per share                         (0.58)     0.45    (0.28)
Diluted earnings (loss) from continuing
operations per share                         (0.58)     0.42    (0.28)
Net earnings (loss)                        (48,770)   58,801   (5,885)
Basic earnings (loss) per share              (2.14)     2.61    (0.30)
Diluted earnings (loss) per share            (2.14)     2.43    (0.30)

(a) - Fiscal 1999 pro forma results includes pre-tax charges recorded for the write-down of inventory and allowances for the doubtful collection of certain accounts receivable of $25,045, costs relating to acquisitions of $23,604 and restructuring charges of $6,374.
(b) - Excludes pre-tax investment income of $35,407 from the liquidation of certain investments.

6.   INVESTMENTS

Investments at June 30, 1999 consist primarily of common stock investments in public corporations, which are classified as trading securities or available-for-sale securities. Other short-term investments and long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of investments held by us follows:

                                          June 30, 1999  June 30, 1998
                                          Aggregate      Aggregate
                                          Fair     Cost   Fair   Cost
                                          Value   Basis   Value  Basis
Short-term investments:
     Trading securities - equity         $ 1,254 $ 1,221 $    -  $    -
     Available-for-sale equity            11,618   9,573  3,907   5,410
securities
     Other investments                       222     222     55      55
                                         $13,094 $11,016 $3,962  $5,465
Long-term investments:
     Available-for-sale equity
securities                               $14,616 $ 7,342 $234,307 $195,993
     Other investments                     1,228   1,228    1,128    1,128
                                         $15,844 $ 8,570 $235,435 $197,121

     On June 30, 1999, we had gross unrealized holding gains from available-for-sale securities of $13,649 and gross unrealized holding losses from available-for-sale securities of $4,330.

     Investment income is summarized as follows:

                                          1999     1998   1997
 Gross realized gain from sales          $36,677 $  364   $1,673
 Change in unrealized holding gain
(loss) from trading securities                33 (5,791)   4,289
 Gross realized loss from impairments          -   (182)       -
 Dividend income                           3,090   2,247     689
                                         $39,800 $(3,362) $6,651

7.   INVESTMENTS AND ADVANCES, AFFILIATED COMPANIES

The following table summarizes historical financial information on a combined 100% basis of our principal investments, which are accounted for using the equity method.

                                      1999     1998     1997
 Statement of Earnings:
     Net sales                      $ 75,495 $ 90,235 $102,962

     Gross profit                     25,297   32,449   39,041

     Earnings from continuing
operations                            13,119   14,780   14,812

     Net earnings                     13,119   14,780   14,812

 Balance Sheet at June 30:

     Current assets                 $ 26,942 $ 33,867

     Non-current assets               38,661   39,898

     Total assets                     65,603   73,765

     Current liabilities              12,249   14,558

     Non-current liabilities           1,828    1,471

     On  June 30, 1999 we owned approximately 31.9% of Nacanco Paketleme  common
stock.   We  recorded equity earnings of $4,153, $4,683, and  $4,673  from  this investment for 1999, 1998 and 1997, respectively.

     Our share of equity in earnings, net of tax, of all unconsolidated affiliates for 1999, 1998 and 1997 was $1,795, $2,571, and $2,989, respectively.
The carrying value of investments and advances, affiliated companies consists of the following:

                                       June     June
                                       30,      30,
                                      1999     1998
 Nacanco                             $17,356  $19,329
 Others                               14,435    8,239
                                     $31,791  $27,568

      On June 30, 1999, approximately $2,698 of our $252,030 consolidated retained earnings were from undistributed earnings of 50 percent or less currently owned affiliates accounted for using the equity method.

8.  NOTES PAYABLE AND LONG-TERM DEBT

At June 30, 1999 and 1998, notes payable and long-term debt consisted of the following:

                                            June 30,  June 30,
                                              1999      1998
 Short-term notes payable (weighted
average interest rates of 3.6%              $ 22,924  $ 17,811
   and 5.2% in 1999 and 1998,
respectively)
 Bank credit agreements                     $258,100  $290,800
 10 3/4 % Senior subordinated notes due 2009
                                             225,000         -
 10.65% Industrial revenue bonds               1,500     1,500
 Capital lease obligations, interest from
6.9% to 10.1%                                  2,873       923
 Other notes payable, collateralized by
property, plant and
   equipment, interest from 3.5% to 10.5%     13,746     5,033

                                             501,219   298,256
 Less: Current maturities                     (5,936)   (2,854)
 Net long-term debt                         $495,283  $295,402

     Credit Agreements

     We maintain credit facilities with a consortium of banks, providing us with a term loan and revolving credit facilities. On April 20, 1999, simultaneous with our acquisition of Kaynar Technologies, we restructured our then existing credit facilities by entering into a new credit agreement to provide us with a $325,000 senior secured credit facility. The new credit facilities consist of a $225,000 term loan and a $100,000 revolving loan with a $40,000 letter of credit sub-facility and a $15,000 swing loan sub-facility. Borrowings under the term loan will generally bear interest at a rate of, at our option, either 2% over the Citibank N.A. base rate, or 3% over the Eurodollar rate until March 31, 2000, and is subject to change based upon our financial performance thereafter. Advances made under the revolving credit facilities will generally bear interest at a rate of, at our option, either (i) 2% over the Citibank N.A. base rate, or
(ii) 3% over the Eurodollar rate until March 31, 2000, and is subject to change based upon our financial performance thereafter. The new credit facilities are subject to a non-use commitment fee on the aggregate unused availability, of 1/2% if greater than half of the revolving loan is being utilized or 3/4% if less than half of the revolving loan is being utilized. Outstanding letters of credit are subject to fees equivalent to the Eurodollar margin rate. The new credit facilities will mature on April 30, 2006. The term loan is subject to mandatory prepayment requirements and optional prepayments. The revolving loan is subject to mandatory prepayment requirements and optional commitment reductions.

      We are required under the new credit agreement to comply with certain financial and non-financial loan covenants, including maintaining certain interest and fixed charge coverage ratios and maintaining certain indebtedness to EBITDA ratios at the end of each fiscal quarter. Additionally, the new credit agreement restricts annual capital expenditures to $40,000 during the life of the facility. Except for non-guarantor assets, substantially all of our assets are pledged as collateral under the new credit agreement. The new credit agreement restricts the payment of dividends to our shareholders to an aggregate of the lesser of $0.01 per share or $400 over the life of the agreement. At June 30, 1999, we were in compliance with all the covenants under the credit agreement.

      At June 30, 1999, we had borrowings outstanding of $33,100 under the revolving credit facilities and we had letters of credit outstanding of $17,677, which were supported by a sub-facility under the revolving credit facilities. At June 30, 1999, we had unused bank lines of credit aggregating $49,223, at interest rates slightly higher than the prime rate. We also had short-term lines of credit relating to foreign operations, aggregating $25,857, against which we owed $12,295 at June 30, 1999.

     Senior Subordinated Notes

      On April 20, 1999, in conjunction with the acquisition of Kaynar Technologies, we issued, at par value, $225,000 of 10 3/4% senior subordinated notes that mature on April 15, 2009. We will pay interest on these notes semi-annually on April 15 and October 15 of each year, beginning on October 15, 1999. Except in the case of certain equity offerings by us, we cannot choose to redeem these notes until five years have passed from the issue date of the notes. At any one or more times after that date, we may choose to redeem some or all of the notes at certain specified prices, plus accrued and unpaid interest. Upon the occurrence of certain change of control events, each holder may require us to repurchase all or a portion of the notes at 101% of their principal amount, plus accrued and unpaid interest.

      The notes are our senior subordinated unsecured obligations. They rank senior to or equal in right of payment with any of our future subordinated indebtedness, and subordinated in right of payment to any of our existing and future senior indebtedness. The notes are effectively subordinated to indebtedness and other liabilities of our subsidiaries which are not guarantors. Substantially all of our domestic subsidiaries guarantee the notes with unconditional guarantees of payment that will effectively rank below their senior debt, but will rank equal to their other subordinated debt, in right of payment.

      The indenture under which the notes were issued contains covenants that limit what we (and most or all of our subsidiaries) may do. The indenture contains covenants that limit our ability to: incur additional indebtedness; pay dividends on, redeem or repurchase our capital stock; make investments; sell assets; create certain liens; engage in certain transactions with affiliates; and consolidate or merge or sell all or substantially all of our assets or the assets of certain of our subsidiaries. In addition, we will be obligated to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, in the event of certain asset sales. These restrictions and prohibitions are subject to a number of important qualifications and exceptions.

     Debt Maturity Information

      The annual maturity of our bank notes payable and long-term debt obligations (exclusive of capital lease obligations) for each of the five years following June 30, 1999, are as follows: $27,690 for 2000, $5,189 for 2001,
$4,113 for 2002, $3,632 for 2003 and $2,988 for 2004.

    Hedge Agreements

      In September 1995, we entered into several interest rate hedge agreements to manage our exposure to increases in interest rates on our variable rate debt. The hedge agreements provide interest rate protection on $60,000 of debt through September 2000, by providing an interest rate cap of 7% if the 90-day LIBOR rate exceeds 7%. If the 90-day LIBOR rate drops below 5%, we will be required to pay interest at a floor rate of approximately 6%.

      In November 1996, we entered into an additional hedge agreement to provide interest rate protection on $20,000 of debt through November 1999. The hedge agreement provides for a cap of 7 1/4% if the 90-day LIBOR exceeds 7 1/4%. If the 90-day LIBOR drops below 5%, we will be required to pay interest at a floor rate of approximately 6%. No cash outlay was required to obtain this hedge agreement, as the cost of the cap was offset by the sale of the floor.

      In fiscal 1998 we entered into a series of interest rate hedge agreements to reduce our exposure to increases in interest rates on variable rate debt. The ten-year hedge agreements provides us with interest rate protection on $100,000 of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. On February 17, 2003, the bank will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008. No costs were incurred as a result of these transactions.

      We recognize interest expense under the provisions of the hedge agreements based on the fixed rate. We are exposed to credit loss in the event of non-performance by the lenders; however, such non-performance is not anticipated.

      The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                Expected Maturity Date
                         2000   2001    2002   2003     2004 Thereafter
Interest Rate Swaps:
   Variable to fixed    20,000 60,000     -      -       -    100,000
      Average cap rate   7.25%  6.81%     -      -       -     6.49%
      Average floor      5.84%  5.99%     -      -       -     6.24%
rate
      Weighted average   5.71%  5.74%     -      -       -     6.12%
rate
      Fair market value  (44)   (99)      -      -       -    (3,709)

      The fair value of our other off-balance-sheet financial instruments is not material at June 30, 1999. The fair value of our fixed rate debt approximates our carrying balance at June 30, 1999.

9. PENSIONS AND POSTRETIREMENT BENEFITS

     Pensions

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement amends and eliminates certain disclosures previously required as well as adds certain new disclosures. This statement does not change the way pension costs and liabilities are measured or recognized in the financial statements. To conform to Statement No. 132, we have presented and, where necessary, restated our disclosure in these consolidated financial statements.

     We have defined benefit pension plans covering most of our employees. Employees in our foreign subsidiaries may participate in local pension plans, for which our liability is in the aggregate insignificant. Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law.
     The changes in the pension plans' benefit obligations were as follows:

                                     1999   1998
Projected benefit obligation at
July 1,                            $222,607 $206,444
Service cost                          3,454    2,685
Interest cost                        14,328   14,518
Actuarial (gains) / losses           (5,003)  15,364
Benefit payments                    (14,236) (16,366)
Plan amendment                          837        -
Foreign currency translation             (2)     (38)
Projected benefit obligation at
 June 30,                          $221,985 $222,607

    The changes in the fair values of the pension plans' assets were as follows:

                                     1999   1998
Plan assets at July 1,            $261,097$237,480
Actual return on plan assets        11,995  41,102
Administrative expenses             (1,190) (1,024)
Benefit payments                   (14,236)(16,366)
Foreign currency translation            (4)    (95)
Plan assets at June 30,           $257,662$261,097

      The following table sets forth the funded status and amounts recognized in our consolidated balance sheets at June 30, 1999 and 1998, for the plans:

                                           June 30,June 30,
                                             1999    1998
Plan assets in excess of projected benefit
obligations                               $ 35,677 $ 38,490
Unrecognized net loss                       27,867   23,797
Unrecognized prior service cost/(credit)       634     (387)
Unrecognized transition (asset)              (220)     (257)
Prepaid pension expense recognized in the
balance sheet                             $ 63,958 $ 61,643

      The net prepaid pension expense recognized in the consolidated balance sheets consisted entirely of a prepaid pension asset.
     A summary of the components of total pension expense is as follows:

                                     1999   1998    1997
Service cost - benefits earned
during the period                 $  3,454 $ 2,685 $ 2,521
Interest cost on projected benefit
obligation                          14,328  14,518  15,833
Expected return on plan assets     (21,694)(20,455)(21,294)
Amortization of net loss             1,813   1,522     928
Amortization of prior service
credit                                (184)   (184)   (180)
Amortization of transition (asset)     (36)    (38)    (39)
Loss recognized due to curtailment       -       -     142
Net periodic pension (income)      $(2,319)$(1,952)$(2,089)

     Weighted average assumptions used in accounting for the defined benefit pension plans as of June 30, 1999 and 1998 were as follows:

                                     1999   1998
Discount rate                        7.25%  7.0%
Expected rate of increase in         4.5%   4.5%
salaries
Expected long-term rate of return    9.0%   9.0%
on plan assets

      Plan assets include an investment in our Class A common stock, valued at a fair market value of $8,178 and $16,167 at June 30, 1999 and 1998, respectively. Substantially all of the other plan assets are invested in listed stocks and bonds.

     Postretirement Health Care Benefits

      We provide health care benefits for most of our retired employees. Postretirement health care benefit expense from continuing operations totaled $951, $804, and $642 for 1999, 1998 and 1997, respectively. Our accrual was approximately $33,155 and $33,062 as of June 30, 1999 and 1998, respectively, for postretirement health care benefits related to discontinued operations. This represents the cumulative discounted value of the long-term obligation and includes interest expense of $3,902, $3,714, and $3,349 for the years ended June 30, 1999, 1998 and 1997, respectively.

     The changes in the accumulated postretirement benefit obligation of the plans were as follows:

                                         1999     1998
Accumulated postretirement benefit
obligation at July 1,                  $ 58,197$ 50,870
Service cost                                227     166
Interest cost                             3,860   3,979
Actuarial (gains) / losses              (2,718)  10,696
Benefit payments                        (4,539) (6,511)
Plan amendment                                - (1,003)
Accumulated postretirement benefit
obligation at June 30,                 $ 55,027$ 58,197

      In fiscal 1998, we amended a former subsidiary's medical plan to increase the retirees' contribution rate to approximately 20% of the negotiated premium. Such plan amendment resulted in a $1,003 decrease to the accumulated postretirement benefit obligation and is being amortized as an unrecognized prior service credit over the average future lifetime of the respective retirees.

      The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 1999 and 1998, for the plans:

                                           1999     1998
Accumulated postretirement benefit
obligation                               $ 55,027$ 58,197
Unrecognized prior service credit            (866)   (935)
Unrecognized net loss                      12,833  16,387
Accrued postretirement benefit liability $ 43,060$ 42,745

      The accumulated postretirement benefit obligation was determined using a discount rate of 7.25% at June 30, 1999 and 7.0% at June 30, 1998. The effect of such change resulted in a decrease to the accumulated postretirement benefit obligation in fiscal 1999. For measurement purposes, a 6.0% annual rate of increase in the per capita claims cost of covered health care benefits was assumed for fiscal 1999. The rate was assumed to decrease gradually to 4.0% for fiscal 2003 and remain at that level thereafter.

     A summary of the components of total postretirement expense is as follows:

                                        1999   1998    1997
Service cost - benefits earned during
the period                            $   227  $  166 $  140
Interest cost on accumulated
postretirement benefit obligation       3,860   3,979  3,940
Amortization of prior service credit      (69)    (69)     -
Amortization of net (gain) / loss         835     442    (89)
Net periodic postretirement benefit
cost                                  $ 4,853 $ 4,518 $3,991


      Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of and for the fiscal year ended June 30, 1999:

                                         One Percentage-Point
                                         Increase Decrease
Effect on service and interest
components of net periodic cost          $    126 $ (122)
Effect on accumulated postretirement        1,604 (1,513)
benefit obligation

10.  INCOME TAXES

      The provision (benefit) for income taxes from continuing operations is summarized as follows:

                               1999    1998     1997
 Current:
     Federal                $  3,416 $ (6,245) $ 4,003

     State                       140      500    1,197

     Foreign                   3,994    3,893      (49)

                               7,550   (1,852)   5,151
 Deferred:
     Federal                 (10,731)  46,092  (15,939)

     State                   (10,064)   3,034    3,444

                             (20,795)  49,126 (12,495)

 Net tax provision (benefit)$(13,245) $47,274 $(7,344)

      The income tax provision (benefit) for continuing operations differs from that computed using the statutory Federal income tax rate of 35%, in fiscal 1999, 1998 and 1997, for the following reasons:

                                          1999     1998    1997
 Computed statutory amount              $(12,760) $43,188  $(1,751)
 State income taxes, net of applicable
federal tax benefit                        2,488    4,362      778
 Nondeductible acquisition valuation
items                                      1,903    1,204    1,064
 Tax on foreign earnings, net of tax
credits                                   (2,392)  (1,143)  (1,938)
 Difference between book and tax basis
of assets acquired and                       (53)   4,932   (1,102)
    liabilities assumed
 Revision of estimate for tax accruals    (1,790)  (3,905)  (5,335)
 Other                                      (641)  (1,364)     940
 Net tax provision (benefit)            $(13,245) $47,274  $(7,344)


      The following table is a summary of the significant components of our deferred tax assets and liabilities, and deferred provision or benefit, for the following periods:

                                    1999             1998     1997
                                  Deferred          Deferred  Deferred
                         June 30,(Provision)June 30,(Provision)(Provision)
                           1999  Benefit    1998    Benefit   Benefit
 Deferred tax assets:
 Accrued expenses        $ 14,159 $ 11,572 $ 2,587 $(3,853)  $  504
 Asset basis differences    8,822      710   8,112   7,540   (1,492)
 Inventory                 11,117   11,117       -  (2,198)   2,198
 Employee compensation
and benefits               13,587    8,501   5,086     (55)   (267)
 Environmental reserves     3,975      509   3,466     207  (1,253)
 Loss and credit
carryforward                    -        -       -        - (8,796)
 Postretirement benefits   16,428   (1,706) 18,134   (1,338)   138
 Other                      4,639   (7,465) 12,104    4,506  2,079

                           72,727   23,238  49,489    4,809 (6,889)
 Deferred tax
liabilities:
 Asset basis differences  (84,386)  (3,954)(80,432) (54,012)(3,855)
 Inventory                      -    1,546  (1,546)  (1,546) 2,010
 Pensions                 (19,614)    (428)(19,186)      95 (1,038)
 Other                     (5,319)     393  (5,712)   1,528 22,267

                         (109,319)  (2,443)(106,876)(53,935)19,384
 Net deferred tax
 liability               $(36,592) $20,795 $(57,387)$(49,126)$12,495

     The amounts included in the balance sheet are as follows:

                                      June    June
                                      30,     30,
                                      1999    1998
 Prepaid expenses and other current
assets:
 Current deferred                   $5,999   $     -
 Income taxes payable:
 Current deferred                   $    -   $34,553
 Other current                           -    (6,242)
                                    $    -   $28,311
 Noncurrent income tax liabilities:
 Noncurrent deferred                $42,591  $22,834
 Other noncurrent                    79,370   72,342
                                   $121,961  $95,176

      The 1999, 1998 and 1997 net tax benefits include the results of reversing $1,790, $3,905, and $5,335 respectively, of federal income taxes previously provided for, due to a change in the estimate of required tax accruals.

      Domestic  income  taxes,  less  available credits,  are  provided  on  the unremitted  income  of  foreign subsidiaries and affiliated  companies,  to  the extent we intend to repatriate such earnings. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently invested, or which would be offset by allowable foreign tax credits. At June 30, 1999, the amount of domestic taxes payable upon distribution of such earnings was not significant.

      In the opinion of our management, adequate provision has been made for all income taxes and interest; and any liability that may arise for prior periods will not have a material effect on our financial condition or our results of operations.

11.  EQUITY SECURITIES

      We  had 22,258,580 shares of Class A common stock and 2,621,652 shares  of
Class B common stock outstanding at June 30, 1999. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. Shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. Shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. In fiscal 1999, 75,383 and 14,969 shares of Class A common stock were issued as a result of the exercise of stock options and the Special-T restricted stock plan, respectively, and shareholders converted 3,064 shares of Class B common stock into Class A common stock. In accordance with terms of our acquisition of Special-T, as amended, we issued 9,911 restricted shares of our Class A common stock in fiscal 1999 as additional merger consideration. Additionally, our Class A common stock outstanding was reduced as a result of 1,239,750 shares purchased by Banner Aerospace, which are considered as treasury stock for accounting purposes.

      On April 8, 1999, we acquired the remaining 15% of the outstanding common and preferred stock of Banner Aerospace not already owned by us, through the merger of Banner Aerospace with one of our subsidiaries. Under the terms of the merger with Banner Aerospace, we issued 2,981,412 shares of our Class A common stock to acquire all of Banner Aerospace's common and preferred stock, other than those shares already owned by us.

     During fiscal 1999, we issued 8,852 deferred compensation units pursuant to our stock option deferral plan as a result of a cashless exercise of 15,000 stock options. Each deferred compensation unit is represented by one share of our treasury stock and is convertible into one share of our Class A common stock after a specified period of time.

12.    STOCK OPTIONS AND WARRANTS

     Stock Options

      We are authorized to issue 5,141,000 shares of our Class A common stock, upon the exercise of stock options issued under our 1986 non-qualified and incentive stock option plan. The purpose of the 1986 stock option plan is to encourage continued employment and ownership of Class A common stock by our officers and key employees, and to provide additional incentive to promote success. The 1986 stock option plan authorizes the granting of options at not less than the market value of the common stock at the time of the grant. The option price is payable in cash or, with the approval of our compensation and stock option committee of the Board of Directors, in shares of common stock, valued at fair market value at the time of exercise. The options normally terminate five years from the date of grant, subject to extension of up to 10 years or for a stipulated period of time after an employee's death or termination of employment. The 1986 plan expires on April 9, 2006; however, all stock options outstanding as of April 9, 2006 shall continue to be exercisable pursuant to their terms.

      We are authorized to issue 250,000 shares of our Class A common stock upon the exercise of stock options issued under the ten year 1996 non-employee directors stock option plan. The 1996 non-employee directors stock option plan authorizes the granting of options at the market value of the common stock on the date of grant. An initial stock option grant for 30,000 shares of Class A common stock is made to each person who becomes a new non-employee Director, with the options vesting 25% each year from the date of grant. On the date of each annual meeting, each person elected as a non-employee Director will be granted an option for 1,000 shares of Class A common stock that vest immediately. The exercise price is payable in cash or, with the approval of our compensation and stock option committee, in shares of Class A or Class B common stock, valued at fair market value at the date of exercise. All options issued under the 1996 non-employee directors stock option plan will terminate five years from the date of grant or a stipulated period of time after a non-employee Director ceases to be a member of the Board. The 1996 non-employee directors stock option plan is designed to maintain our ability to attract and retain highly qualified and competent persons to serve as our outside directors.

      Upon our April 8, 1999 merger with Banner Aerospace, all of Banner Aerospace's stock options then issued and outstanding were converted into the right to receive 870,315 shares of our common stock.

      On November 17, 1994, our stockholders approved the grant of stock options of 190,000 shares to our outside Directors to replace expired stock options. These stock options expire five years from the date of the grant.

      A summary of stock option transactions under our stock option plans is presented in the following tables:

                                           Weighted
                                           Average
                                           Exercise
                                Shares      Price
Outstanding at July 1, 1996    1,273,487  $     4.27
    Granted                      457,350       14.88
    Exercised                   (234,935)       4.79
    Expired                       (1,050)       4.59
    Forfeited                     (9,412)       3.59
Outstanding at June 30, 1997   1,485,440        7.46
    Granted                      357,250       24.25
    Exercised                   (141,259)       4.70
    Forfeited                    (46,650)       7.56
Outstanding at June 30, 1998   1,654,781        7.46
    Granted                      338,000       14.36
    Plans assumption from        870,315        4.25
Banner merger
    Exercised                    (75,383)       5.21
    Expired                         (500)       3.50
    Forfeited                       (650)      12.16
Outstanding at June 30, 1999   2,786,563     $ 11.05
Exercisable at June 30, 1997     486,855     $  4.95
Exercisable at June 30, 1998     667,291     $  6.58
Exercisable at June 30, 1999   1,867,081     $  8.75

     A summary of options outstanding at June 30, 1999 is presented as follows:



                     Options Outstanding          Opertions Exercisable
                               Weighted Average            Weighted
                               Average  Remaining          Average
Range of          Number       Exercise Contracted Number  Exercise
Exercise Prices   Outstanding  Price    Life   Exercisable Price
  $3.50 - $8.625                         1.4
                    1,149,787  $ 4.76    years1,017,490  $ 4.84
  $8.72 - $13.48                         4.6
                      396,741  $ 9.56   years   386,741  $ 9.47
 $13.625 - $16.25                        3.5
                      906,285  $14.77   years   379,412  $15.07
$18.5625 - $25.0625                      3.2
                      333,750  $24.02   years    83,438  $24.14
 $3.50 - $25.0625                        4.1
                    2,786,563  $11.05   years 1,867,081  $ 8.75

      The weighted average grant date fair value of options granted during 1999, 1998, and 1997 was $6.48, $11.18, and $6.90, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following significant assumptions were made in estimating fair value:

                                 1999       1998        1997
Risk-free interest rate      4.3% - 5.4% 5.4% - 6.3% 6.0% - 6.7%
Expected life in years           4.66       4.66        4.65
Expected volatility            45% - 46%  44% - 45%  43% - 45%
Expected dividends               none        none       none

      We recognized compensation expense of $23 from stock options issued to a consultant and $414 from an employee stock plan that was established with our acquisition of Special-T Fasteners in 1998. We recognized compensation expense of $104 as a result of stock options that were modified in 1998. We are applying APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in 1999, 1998 or 1997. If stock options granted in 1999, 1998 and 1997 were accounted for based on their fair value as determined under SFAS 123, pro forma earnings would be as follows:

                                  1999     1998     1997
Net earnings (loss):
    As reported                $(59,009) $101,090 $ 1,331
    Pro forma                   (60,682)   99,817     283
Basic earnings (loss) per
share:
    As reported                $  (2.59) $   5.36  $ 0.08
    Pro forma                     (2.66)     5.30    0.02
Diluted earnings (loss) per
share:
    As reported                $  (2.59) $   5.14  $ 0.08
    Pro forma                     (2.66)     5.07    0.02

      The pro forma effects of applying SFAS 123 are not representative of the effects on reported net earnings for future years. The effect of SFAS 123 is not applicable to awards made prior to 1996. Additional awards are expected in future years.

     Stock Option Deferral Plan

      On November 17, 1998, our shareholders approved a stock option deferral plan. Pursuant to the stock option deferral plan, certain officers (at their election) may defer payment of the "compensation" they receive in a particular year or years from the exercise of stock options. "Compensation" means the excess value of a stock option, determined by the difference between the fair market value of shares issueable upon exercise of a stock option, and the option price payable upon exercise of the stock option. An officer's deferred compensation is payable in the form of "deferred compensation units," representing the number of shares of common stock that the officer is entitled to receive upon expiration of the deferral period. The number of deferred compensation units issueable to an officer is determined by dividing the amount of the deferred compensation by the fair market value of our stock as of the date of deferral.

     Stock Warrants

      Effective as of February 21, 1997, we approved the continuation of an existing warrant to Stinbes Limited (an affiliate of Jeffrey Steiner) to purchase 375,000 shares of our Class A or Class B common stock at $7.80 per share. The warrant has been modified to permit exercise within certain window periods including, within two years after the merger of Shared Technologies Fairchild Inc. with certain companies. The warrant's exercise price per share increases by $.002 for each day subsequent to March 13, 1999. The payment of the warrant price may be made in cash or in shares of our Class A or Class B common stock, valued at fair market value at the time of exercise, or combination thereof. In no event may the warrant be exercised after March 13, 2002, but as a result of certain events is now exercisable only through March 9, 2000. As a result of certain modifications to the warrant, we recognized a charge of $5,606 in 1998.

     On February 21, 1996, we issued warrants to purchase 25,000 shares of Class A common stock, at $9.00 per share, to a non-employee for services provided in connection with our various dealings with Peregrine Direct Investments Limited. The warrants issued are immediately exercisable and will expire on November 8, 2000.

     On November 9, 1995, we issued warrants to purchase 500,000 shares of Class A Common Stock, at $9.00 per share, to Peregrine Direct Investments Limited, in exchange for a standby commitment it received on November 8, 1995, from Peregrine. We elected not to exercise our rights under the Peregrine commitment. The warrants are immediately exercisable and will expire on November 8, 2000.

13.  EARNINGS PER SHARE

The  following  table illustrates the computation of basic and diluted  earnings
(loss) per share:

                                         1999    1998     1997
Basic earnings per share:
Earnings (loss) from continuing
operations                            $(23,507) $52,399 $  1,816
Weighted average common shares
outstanding                             22,766   18,834   16,539
Basic earnings per share:
Basic earnings (loss) from continuing
operations per share                  $ (1.03)  $  2.78  $  0.11

Diluted earnings per share:
Earnings (loss) from continuing
operations                            $(23,507) $ 52,399 $  1,816
Weighted average common shares
outstanding                             22,766    18,834   16,539
Diluted effect of options          Antidilutive      546      449
Diluted effect of warrants         Antidilutive      289      333
Total shares outstanding                22,766    19,669   17,321
Diluted earnings (loss) from
continuing operations per share      $   (1.03) $   2.66 $   0.11

      The computation of diluted loss from continuing operations per share for 1999 excluded the effect of incremental common shares attributable to the potential exercise of common stock options outstanding and warrants outstanding, because their effect was antidilutive. No adjustments were made to share information in the calculation of earnings per share for discontinued operations and extraordinary items.

14.  RESTRUCTURING CHARGES

      In fiscal 1999, we recorded $6,374 of restructuring charges. Of this amount, $500 was recorded at our corporate office for severance benefits and $348 was recorded at our aerospace distribution segment for the write-off of building improvements from premises vacated. The remainder, $5,526 was recorded as a result of the Kaynar Technologies initial integration in our aerospace fasteners segment, i.e. for severance benefits ($3,932), for product integration costs incurred as of June 30, 1999 ($1,334), and for the write down of fixed assets ($260). All costs classified as restructuring were the direct result of formal plans to close plants and to terminate employees. The costs included in restructuring were predominately nonrecurring in nature. Other than a reduction in our existing cost structure and manufacturing capacity, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. As of June 30, 1999, approximately one-third of the integration plans has been executed. We expect to incur additional restructuring charges for product integration costs during the next twelve months at our aerospace fasteners segment. We anticipate that our integration process will be substantially completed in the second quarter of fiscal 2000.

15.   EXTRAORDINARY ITEMS

      In fiscal 1999, we recognized an extraordinary loss of $4,153, net of tax, to write-off the remaining deferred loan fees associated with the early extinguishment of our indebtedness in connection with our acquisition of Kaynar Technologies (See Note 8).

      In fiscal 1998, we recognized an extraordinary loss of $6,730, net of tax, to write-off the remaining deferred loan fees and original issue discounts associated with early extinguishment of our indebtedness when we repaid all our public debt and refinanced our credit facilities.

16.   RELATED PARTY TRANSACTIONS

      We paid for a chartered aircraft used from time to time for business related travel. The owner of the chartered aircraft is a company 51% owned by an immediate family member of Mr. Jeffrey Steiner. Cost for such flights that are charged to us are comparable to those charged in arm's length transactions between unaffiliated third parties'.

      We pay for a chartered helicopter used from time to time for business related travel. The owner of the chartered helicopter is a company controlled by Mr. Jeffrey Steiner. Cost for such flights that are charged to us are comparable to those charged in arm's length transactions between unaffiliated third parties'.

      In 1999, we entered into a $300 loan agreement with one of our senior vice president's who was relocated. At June 30, 1999, a balance of $200 was outstanding.

17.  LEASES

     Operating Leases

      We hold certain of our facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year, for each of the five years following June 30, 1999, are as follows: $5,200 for 2000, $3,549 for 2001, $2,784 for 2002, $2,043 for
2003, and $1,164 for 2004. Rental expense on operating leases from continuing operations for fiscal 1999, 1998 and 1997 was $9,485, $8,610, and $4,928, respectively.

     Capital Leases

      Minimum commitments under capital leases for each of the five years following June 30, 1999, are $1,324 for 2000, $808 for 2001, $498 for 2002, $380
for 2003, and $254 for 2004, respectively. At June 30, 1999, the present value of capital lease obligations was $2,874. At June 30, 1999, capital assets leased and included in property, plant, and equipment consisted of:

Land                              $     86
Buildings and improvements           2,180
Machinery and equipment              6,282
Furniture and fixtures                  33
Less: Accumulated depreciation      (2,250)
                                    $6,331

     Leasing Operations

      In fiscal 1999, we began leasing retail space to tenants under operating leases at completed sections of a shopping center we are developing in Farmingdale, New York. Rental revenue is recognized as lease payments are due from tenants and the related costs are amortized over their estimated useful life. Accumulated depreciation on finished sections of the shopping center and leased to others is $100 at June 30, 1999. The future minimum lease payments to be received from noncancellable operating leases on June 30, 1999 were $3,246 in 2000, $4,678 in 2001, $4,678 in 2002, $4,684 in 2003, $4,706 in 2004 and $47,350
thereafter. Subsequent to June 30, 1999, we have entered into several new agreements to lease additional retail space at our shopping center.

18.  CONTINGENCIES

     Government Claims

      The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that a former subsidiary of ours did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for (i) the 1985 reversion of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of our former subsidiaries business. The ACO has directed us to prepare cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made, however, an estimate of the possible loss or range of loss from the ACO's assertion cannot be made. We believe that management of our former subsidiary properly accounted for the asset reversions in accordance with applicable accounting standards. We intend to enter into mediation with the government to attempt to resolve these pension accounting issues.

     Environmental Matters

      Our operations are subject to stringent government imposed environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have not had a material effect on our financial condition, results of operations, or net cash flows of us, although we have expended, and can be expected to expend in the future, significant amounts for investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters, particularly in our aerospace fasteners segment.

      In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition. In addition, we have identified several areas of potential contamination at or from other facilities owned, or previously owned, by us, that may require us to either to take corrective action or to contribute to a clean-up. We are also a defendant in certain lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters and we have been alleged to be a potentially responsible party at various "superfund" sites. We believe that we have recorded adequate reserves in our financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any environmental liability, unless such parties are contractually obligated to contribute and are not disputing such liability.

     As of June 30, 1999, the consolidated total of our recorded liabilities for environmental matters was approximately $10.3 million, which represented the estimated probable exposure for these matters. It is reasonably possible that our total exposure for these matters could be approximately $17.5 million.

     Other Matters

      On January 12, 1999, AlliedSignal made indemnification claims against us for $18.9 million, arising from the disposition to AlliedSignal of Banner Aerospace's hardware business. We believe that the amount of the claim is far in excess of any amount that AlliedSignal is entitled to recover from us.

      We are involved in various other claims and lawsuits incidental to our business, some of which involve substantial amounts. We, either on our own or through our insurance carriers, are contesting these matters. In the opinion of management, the ultimate resolution of the legal proceedings, including those mentioned above, will not have a material adverse effect on our financial condition, future results of operations or net cash flows.

19.  BUSINESS SEGMENT INFORMATION

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report certain information about its reportable operating segments in annual and interim financial reports. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. We adopted SFAS 131 in fiscal 1999.

      We reports in two principal business segments. The aerospace fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems. The aerospace distribution segment distributes a wide range of aircraft parts and related support services to the aerospace industry. The results of Fairchild Technologies, which is primarily engaged in the designing and manufacturing of capital equipment and systems for recordable compact disc and advance semiconductor manufacturing, were previously reported under Corporate and Other, along with the results of two smaller operations. Fairchild Technologies is now recorded in discontinued operations. Our financial data by business segment is as follows:

                                      1999     1998     1997
 Sales:
     Aerospace Fasteners            $442,722 $387,236 $269,026
     Aerospace Distribution          168,336  358,431  411,765
     Corporate and Other               6,264    5,760   15,185
     Eliminations (a)                      -  (10,251) (15,213)
 Total Sales                        $617,322 $741,176 $680,763
 Operating Income (Loss):
     Aerospace Fasteners            $ 38,956 $ 32,722 $ 17,390
     Aerospace Distribution          (40,003)  20,330   30,891
     Corporate and Other             (44,864)  (7,609) (14,782)
 Operating Income (Loss) (b)        $(45,911)$ 45,443 $ 33,499
 Capital Expenditures:
     Aerospace Fasteners            $ 27,414 $ 31,221 $  8,964
     Aerospace Distribution            1,951    3,812    4,787
     Corporate and Other                 777      996    1,263
 Total Capital Expenditures         $ 30,142 $ 36,029 $ 15,014
 Depreciation and Amortization:
     Aerospace Fasteners            $ 22,459 $ 16,260 $ 15,506
     Aerospace Distribution            1,871    3,412    4,139
     Corporate and Other               1,327    1,201    1,170
 Total Depreciation and
Amortization                        $ 25,657 $ 20,873 $ 20,815
 Identifiable Assets at June 30:
     Aerospace Fasteners            $655,714 $427,927 $346,533
     Aerospace Distribution          291,281  452,397  428,436
     Corporate and Other             381,791  276,935  277,697

 Total Identifiable Assets       $1,328,786 $1,157,259 $1,052,666

(a) - Represents intersegment sales from our aerospace fasteners segment to our aerospace distribution segment.
(b) - Fiscal 1999 results include an inventory impairment charges of $41,465 in the aerospace distribution segment, costs relating to acquisitions of $23,604 and restructuring charges of $5,526 in the aerospace fasteners segment, $348 in the aerospace distribution segment, and $500 at corporate.

20.  FOREIGN OPERATIONS AND EXPORT SALES

Our  operations  are located primarily in the United States and Europe.   Inter-
area  sales are not significant to the total sales of any geographic area.   Our
financial data by geographic area is as follows:

                                       1999     1998     1997
Sales by Geographic Area:
    United States                    $440,447 $613,325 $580,453
    Europe                            176,315  127,851  100,310
    Australia                             417        -        -
    Other                                 143        -        -
Total Sales                          $617,322 $741,176 $680,763
Operating Income (Loss) by
Geographic Area:
    United States                    $(66,245)$ 28,575 $ 27,489
    Europe                             19,989   16,868    6,010
    Australia                             331        -        -
    Other                                  14        -        -
Total Operating Income (Loss)        $(45,911)$ 45,443 $ 33,499
Identifiable Assets by Geographic
Area at June 30:
    United States                  $1,011,993 $903,054 $855,233
    Europe                            306,156  254,205  197,433
    Australia                          10,176        -        -
    Other                                 461        -        -
Total Identifiable Assets          $1,328,786 $1,157,259 $1,052,666

      Export sales are defined as sales by our domestic operations to customers in foreign countries. Export sales were as follows:

                                       1999     1998     1997
Export Sales
     Europe                          $ 42,891 $ 68,515 $ 48,187
     Japan                             14,147   12,056   19,819
     Canada                            12,460   16,426   17,797
     Asia (excluding Japan)             6,337   19,744   21,221
     South America                      3,556   11,038    4,414
     Other                             14,694   10,340   11,493
Total Export Sales                   $ 94,085 $138,119 $122,931

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table of quarterly financial data has been prepared from our financial records, without audit, and reflects all adjustments which are, in the opinion of our management, necessary for a fair presentation of the results of operations for the interim periods presented.

Fiscal 1999 quarters ended              Sept. 27  Dec. 27 March 28June 30
Net sales                               $148,539 $151,181$146,352 $171,250
Gross profit                              34,672   18,062  36,890   22,805
Earnings (loss) from continuing            1,190   (8,827) 20,383 (36,253)
    per basic share                         0.05    (0.40)   0.93   (1.46)
    per diluted share                       0.05    (0.40)   0.92   (1.46)
Loss from disposal of discontinued             -   (9,180)(19,694) (2,475)
operations, net
    per basic share                            -    (0.42)  (0.90)  (0.10)
    per diluted share                          -    (0.42)  (0.89)  (0.10)
Extraordinary items, net                       -        -       -  (4,153)
    Per basic share                            -        -       -   (0.17)
    Per diluted share                          -        -       -   (0.17)
Net earnings (loss)                        1,190  (18,007)    689 (42,881)
    per basic share                         0.05    (0.82)   0.03   (1.73)
    per diluted share                       0.05    (0.82)   0.03   (1.73)
Market price range of Class A Stock:
High                                      23 7/8   16 1/4 16 3/16       15
Low                                       12 3/8   10 3/8  10 1/2       10
Close                                     13 5/8   13 7/8 10 11/16   12 3/4


Fiscal 1998 quarters ended              Sept. 28  Dec. 28 March 29June 30
 Net sales                              $194,362 $208,616$164,164 $174,034
 Gross profit                             46,329   56,822  37,790   45,565
 Earnings (loss) from continuing
operations                                 1,229  (4,605)  50,418    5,357
    per basic share                         0.07   (0.27)    2.52     0.25
    per diluted share                       0.07   (0.27)    2.41     0.24
Loss from discontinued operations, net      (737)  (1,945) (1,578)     (36)
    Per basic share                        (0.04)   (0.11)  (0.08)    0.24
    Per diluted share                      (0.04)   (0.11)  (0.08)    0.44
Gain (loss) from disposal of
discontinued operations, net                   -   29,974  46,548  (16,805)
    Per basic share                            -     1.75    2.32    (0.78)
    Per diluted share                          -     1.75    2.23    (0.76)
Extraordinary items, net                       -   (3,024) (3,701)      (5)
    Per basic share                            -    (0.18)  (0.18)       -
    Per diluted share                          -    (0.18)  (0.18)       -
Net earnings (loss)                          492   20,400  91,687  (11,489)
    Per basic share                         0.03     1.19    4.58    (0.53)
    per diluted share                       0.03     1.19    4.38    (0.52)
Market price range of Class A Stock:
High                                     28  3/8 28 11/16      25       23
Low                                           17 19  5/16 19  7/16 18  3/16
Close                                    26  7/8  21  1/2 21  1/4 20  3/16

      Gross profit was reduced for inventory impairment adjustments of $19,320 and $22,145 in the second and fourth quarter of fiscal 1999, respectively, relating to the disposition of Solair and the potential disposition of Dallas Aerospace. Gain (loss) on disposal of discontinued operations includes losses of $9,180, $19,694, and $2,475 in the second, third and fourth quarters of fiscal 1999, respectively, and $22,352 and $13,891 in the third and fourth quarter of fiscal 1998, respectively, resulting from the estimated loss on disposal of Fairchild Technologies. Gain (loss) on disposal of discontinued operations includes gains (losses) of $29,974, $68,900, and $(2,914) in the second, third and fourth quarter of fiscal 1998, respectively, from the Shared Technologies Fairchild divestiture. Earnings from discontinued operations, net, includes the results of Fairchild Technologies and Shared Technologies Fairchild (until disposition) in each quarter. Extraordinary items relate to the early extinguishment of our debt.

22.  CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

      The following unaudited financial statements separately show The Fairchild Corporation and the subsidiaries of The Fairchild Corporation. These financial statements are provided to fulfill public reporting requirements and separately present guarantors of the 10 3/4% senior subordinated notes due 2009 issued by The Fairchild Corporation (the "Parent Company"). The guarantors are primarily composed of our domestic subsidiaries, excluding Fairchild Technologies, the equity investment in Nacanco, a real estate development venture, and certain other subsidiaries.


                      CONSOLIDATING STATEMENTS OF EARNINGS
                        FOR THE YEAR ENDED JUNE 30, 1999
                         Parent                        Elimi-  Fairchild
                         Company Guarantors Guarantors nations Historical
Net Sales                $     -  $448,495 $169,720  $  (893)  $617,322
Costs and expenses
  Cost of sales                -   381,912  123,874     (893)   504,893
  Selling, general &
 administrative            8,114   113,167   24,168         -   145,449
  Restructuring                -     6,374        -         -     6,374
  Amortization of
 goodwill                    248     5,228    1,041         -     6,517
                           8,362   506,681  149,083      (893)  663,233
  Operating income
 (loss)                   (8,362)  (58,186)  20,637         -   (45,911)

Net interest expense      27,130    (4,283)   7,499         -    30,346
Investment (income)
 loss, net                     -   (39,800)       -         -   (39,800)
Earnings(loss) before
 taxes                   (35,492)  (14,103)  13,138         -   (36,457)
Income tax (provision)
 benefit                  21,481    (6,936)  (1,300)        -    13,245
Equity in earnings of
 affiliates and
 subsidiaries            (44,998)     (516)   1,344    45,965     1,795
Minority interest              -    (2,090)       -         -    (2,090)
Earnings (loss) from
 continuing operations   (59,009)  (23,645)  13,182    45,965   (23,507)
Earnings (loss) from
 disposal of discontinued
 operations                    -         -  (31,349)        -   (31,349)
Extraordinary items            -    (4,153)       -         -    (4,153)
Net earnings (loss)     $(59,009) $(27,798)$(18,167)  $45,965  $(59,009)



                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1999

                        Parent              Non                    Fairchild
                        Company  Guarantors Guarantors Eliminatins Historical
Cash                    $     27  $ 41,793  $ 13,040   $     -    $  54,860
Short-term investments        71    13,023         -         -       13,094
Accounts Receivable (including
 intercompany), less
 allowances                  549    52,929    76,643         -      130,121
Inventory, net              (182)  145,080    45,341         -      190,239
Prepaid and other current
 assets                    1,297    69,000     3,629         -       72,926
Total current assets       1,762   321,825   138,653         -      462,240
Investment in
 Subsidiaries            841,744         -         -  (841,744)           -
Net fixed assets             611   137,852    45,602         -      184,065
Net assets held for sale       -    21,245         -         -       21,245
Investment if affiliates   1,300    13,135    17,356         -       31,791
Goodwill                   5,533   402,595    39,594         -      447,722
Deferred loan costs       13,029        26        22         -       13,077
Prepaid pension assets         -    63,958         -         -       63,958
Real estate investment         -         -    83,791         -       83,791
Long-term investments          -    15,844         -         -       15,844
Other assets              16,244   (11,865)      674         -        5,053
Total assets            $880,223  $964,615  $325,692 $(842,744)  $1,328,786

Bank notes payable &
current maturities of
debt                    $  2,250  $  2,548  $ 24,062 $       -   $   28,860
Accounts payable
(including inter-
company)                     972    12,824    58,475         -       72,271
Other accrued expenses     7,272    99,669    14,195         -      121,136
Net current liabilities
of discontinued operations     -         -    10,999         -       10,999
Total liabilities         10,494   115,041   107,731         -      233,266

Long-term debt, less
current maturities       480,850     9,908     4,525         -      495,283
Other long-term
liabilities                  405    18,138     7,361         -       25,904
Noncurrent income taxes  (19,026)  140,749       238         -      121,961
Retiree health care
liabilities                    -    40,189     4,624         -       44,813
Minority interest in
subsidiaries                   -         9        50         -           59
Total liabilities        472,723   324,034   124,529         -      921,286

Class A common
stock                      2,775       200     5,085    (5,085)       2,975
Class B common
stock                        262         -         -         -          262
Paid-in-capital            2,138   226,900   263,058  (263,058)     229,038
Retained earnings
(deficit)                477,191   413,483   (65,043) (573,601)     252,030
Cumulative other
comprehensive income       (764)        (2)   (1,937)        -       (2,703)
Treasury stock, at cost (74,102)         -         -         -      (74,102)
Total stockholders'
equity                  407,500    640,581   201,163  (841,744)     407,500
Total liabilities &
stockholders' equity   $880,223   $964,615  $325,692 $(841,744)  $1,328,786

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1999

                         Parent               Non          Elimina- Fairchild
                         Company   Guarantors Guarantors    tions   Historical
Cash Flows from Operating
Activities:
Net earnings (loss)      $(59,009)  $(27,798)  $(18,167)  $ 45,965 $(59,009)
Depreciation &
amortization                  127     17,610      7,920          -   25,657
Amortization of
deferred loan fees          1,100          -          -          -    1,100
Accretion of discount
on long-term
liabilities                 5,270          -          -          -    5,270
Extraordinary items net
of cash paid                    -      6,389          -          -    6,389
Provision for
restructuring                   -      3,774          -          -    3,774
Loss on sale of
PP&E                            -        307         93          -      400
Distributed earnings of
affiliates                      -      1,460      1,973          -    3,433
Minority interest               -      2,826       (736)         -    2,090
Change in assets and
liabilities                15,030     52,898     (3,058)   (45,965)  18,905
Non-cash charges and
working capital changes
of discontinued operations      -          -     15,259          -   15,259
Net cash (used for) provided
by operating activities   (37,482)    57,466      3,284          -   23,268
Cash Flows from Investing Activities:
Proceeds received from investment
securities                      -    189,379          -          -  189,379
Purchase of PP&E              (61)   (19,162)   (10,919)         -  (30,142)
Proceeds from sale of PP&E      -        656        188          -      844
Equity investment in
affiliates                    630     (8,308)         -          -   (7,678)
Gross proceeds from
divestiture of
subsidiary                      -     60,396          -          -   60,396
Acquisition of subsidiaries,
net of cash acquired     (221,467)   (45,287)    (7,673)         - (274,427)
Change in real estate
investment                      -          -    (40,351)         -  (40,351)
Change in net assets
held for sale                   -      3,134          -          -    3,134
Investing activities of
discontinued operations         -          -       (312)         -     (312)
Net cash (used for) provided
by investing activities  (220,898)   180,808    (59,067)         -  (99,157)
Cash Flows from Financing Activities:
Proceeds from issuance of
debt                      483,100     (3,241)     3,363         -   483,222
Debt repayment
(including intercompany),
net                      (225,000)   (213,187)   58,104         -  (380,083)
Issuance of Class A
common stock                  126       (126)         -         -         -
Proceeds from exercised
stock options                 181          -          -         -       181
Purchase of treasury
stock                           -    (22,102)         -         -   (22,102)
Net cash (used for)
provided by financing
activities                258,407   (238,656)    61,467         -    81,218
Exchange rate effect
on cash                         -          -        (70)        -       (70)
Net change in cash             27       (382)     5,614         -     5,259
Cash, beginning of
the year                        -     42,175      7,426         -    49,601
Cash, end of the
year                    $      27   $ 41,793   $ 13,040    $    -  $ 54,860


                      CONSOLIDATING STATEMENTS OF EARNINGS
                        FOR THE YEAR ENDED JUNE 30, 1998

                         Parent            Non     Elimina-   Fairchild
                        Company Guarantors Guarantors tion    Historical
Net Sales               $     -  $613,324 $138,807 $(10,955)  $741,176
Cost and expenses
  Cost of sales               -   464,942  100,683  (10,955)   554,670
  Selling, general &
 administrative           3,516   112,447   19,631        -    135,594
  Amortization of
 goodwill                   147     4,247    1,075        -      5,469

                          3,663   581,636  121,389  (10,955)   695,733
  Operating income
 (loss)                  (3,663)   31,688   17,418        -     45,443

Net interest expense     24,048    14,094    4,573        -     42,715
Investment (income)
loss, net                  (208)    3,570        -        -      3,362
Nonrecurring income
on disposition of
subsidiary                    -  (124,028)       -        -   (124,028)
Earnings (loss) before
taxes                   (27,503)  138,052   12,845        -    123,394
Income tax (provision)
benefit                  10,580   (54,384)  (3,470)        -   (47,274)
Equity in earnings
of affiliates and
subsidiaries            118,013       140    3,044  (118,626)    2,571
Minority interest             -   (26,292)       -         -   (26,292)
Earnings (loss) from
continuing operations   101,090    57,516   12,419 (118,626)    52,399
Earnings (loss) from
discontinued
operations                    -     2,348  (6,644)         -    (4,296)
Earnings (loss) from
disposal of
discontinued operations       -    95,018 (35,301)         -    59,717
Extraordinary items           -    (6,730)      -          -    (6,730)
Net earnings
(loss)                 $101,090  $148,152$(29,526) $(118,626) $101,090

                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1998

                         Parent             Non        Elimina-  Fairchild
                         Company Guarantors Guarantors tions     Historical
Cash                    $     -  $ 42,175  $ 7,426   $     -  $ 49,601
Short-term investments       71     3,891        -         -     3,962
Accounts Receivable
(including intercompany),
less allowances             400    74,158   45,726         -   120,284
Inventory, net                -   183,164   34,318         -   217,482
Prepaid and other
current assets           (1,230)   48,145    6,166         -    53,081
Net current assets of
discontinued operations       -         -   11,613         -    11,613
  Total current assets     (759)  351,533  105,249         -   456,023
Investment in
Subsidiaries            627,634         -        -  (627,634)        -
Net fixed assets            677    77,678   40,608         -   118,963
Net assets held
for sale                      -    23,789        -         -    23,789
Net noncurrent of
discontinued operations       -         -    8,541         -     8,541
Investment in affiliates    963     7,276   19,329         -    27,568
Goodwill                 14,333   120,253   33,721         -   168,307
Deferred loan cost        5,168     1,194        -         -     6,362
Prepaid pension assets        -    61,643        -         -    61,643
Real estate investment        -       214   43,226         -    43,440
Long-term investments         -   235,435        -         -   235,435
Other assets             15,863    (8,833)     158         -     7,188
  Total assets         $663,879  $870,182 $250,832 $(627,634)$1,157,259
Bank notes payable &
current maturities
of debt                $  2,250  $      - $ 18,415 $       - $  20,665
Accounts payable
(including intercompany)    124    11,197   42,538         -    53,859
Other accrued expenses   10,165    94,453   16,436         -   121,054
  Total current
 liabilities              12,539   105,650   77,389         -   195,578
Long-term debt, less
current maturities       222,750    67,300    5,352         -   295,402
Other long-term
liabilities                  470    16,428    6,869         -    23,767
Noncurrent income
tax                      (45,439)  140,262      353         -    95,176
Retiree health care
liabilities                    -    38,677    3,426         -    42,103
Minority interest in
subsidiaries                   -    31,674        -         -    31,674
  Total liabilities      190,320   399,991   93,389         -   683,700
Class A common stock       2,467       200    3,084   (3,084)     2,667
Class B common stock         263         -        -         -       263
Paid-in-capital          (29,476)  224,588  200,656 (200,656)   195,112
Retained earnings        513,204   265,436 (43,707) (423,894)   311,039

Cumulative other
comprehensive
income                      (761)   19,737  (2,590)        -    16,386
Treasury stock, at cost  (12,138)  (39,770)      -         -   (51,908)
  Total stockholders'
 equity                  473,559   470,191 157,443  (627,634)   473,559
Total liabilities
and stockholders'
equity                  $663,879  $870,182 $250,832 $(627,634) $1,157,259

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1998
                         Parent             Non     Elimina-  Fairchild
                         Company Guarantors Guarantors tion   Historical
Cash Flows from Operating Activities:
Net earnings (loss)     $101,090 $148,152 $(29,526) $(118,626) $101,090
Depreciation &
amortization                  72   14,939    5,862          -    20,873
Amortization of
deferred loan fees         2,406        -        -          -     2,406
Accretion of discount
on long-term
liabilities                3,766        -        -          -     3,766
Net gain on disposition
of subsidiaries                - (124,041)       -          -  (124,041)
Net gain on sale
of discontinued
operations                     - (132,787)       -          -  (132,787)
Extraordinary items net
of cash paid                   -   10,347        -          -    10,347
Loss on sale of PP&E           -      147       99          -       246
Distributed earnings
of affiliates                  -      547    1,178          -     1,725
Minority interest              -   26,890     (598)         -    26,292
Change in assets
and liabilities         (187,408)  64,276   (2,431)   118,626    (6,937)
Non-cash charges and
working capital changes
of discontinued
operations                     -        -   11,789          -    11,789
Net cash (used for)
provided by operating
activities               (80,074)   8,470  (13,627)         -   (85,231)
Cash Flows from Investing Activities:
Proceeds used for
investment securities          -   (7,287)       -          -    (7,287)
Purchase of PP&E               -  (30,220)  (5,809)         -   (36,029)
Proceeds from sale
of PP&E                        -      336        -          -       336
Equity investment in
affiliates                  (141)  (4,202)       -          -    (4,343)
Minority interest in
subsidiaries                   -  (26,383)       -          -   (26,383)
Acquisition of subsidiaries,
net of cash acquired           -  (25,445)  (7,350)         -   (32,795)
Net proceeds from sale
of discontinued
operations                     -  167,987        -          -   167,987
Change in real estate
investment                     -        -  (17,262)         -   (17,262)
Change in net assets
held for sale                  -    2,140        -          -     2,140
Investing activities of
discontinued operations        -        -   (2,750)         -    (2,750)
Net cash (used for)
provided by investing
activities                  (141)  76,926  (33,171)         -    43,614
Cash Flows from Financing Activities:
Proceeds from issuance
of debt                  225,000   50,523        -          -   275,523
Debt repayment (including
intercompany), net      (198,867)(106,899)  47,752          -  (258,014)
Issuance of Class A
common stock              53,848      193        -          -    54,041
Financing activities
of discontinued
operations                     -        -    2,538          -     2,538
Net cash provided by (used)
for financing
  Activities              79,981  (56,183)  50,290          -    74,088
Exchange rate effect
on cash                        -        -   (2,290)         -    (2,290)
Net change in cash          (234)  29,213    1,202          -    30,181
Cash, beginning of
the year                     234   12,962    6,224          -    19,420
Cash, end of year        $     -  $42,175   $7,426     $    -   $49,601



                      CONSOLIDATING STATEMENTS OF EARNINGS
                        FOR THE YEAR ENDED JUNE 30, 1997
                        Parent             Non      Elimina- Fairchild
                        Company Guarantors Guarantors tions  Historical
Net Sales               $     -  $593,819  $90,243  $(3,299)  $680,763
Costs and Expense:
  Cost of sales               -   441,534   61,184   (3,299)   499,419
  Selling, general &
 administrative            3,925   117,739   21,367         -   143,031
  Amortization of
 goodwill                    130     4,215      469         -     4,814

                           4,055   563,488   83,020   (3,299)   647,264
  Operating income
 (loss)                   (4,055)   30,331    7,223         -    33,499

Net interest expense      25,252    21,556      873         -    47,681
Investment income, net       (16)   (6,635)       -         -    (6,651)
Nonrecurring income
on disposition of
subsidiary                     -    (2,528)       -         -    (2,528)
Earnings (loss) before
taxes                    (29,291)   17,938    6,350         -    (5,003)
Income tax (provision)
benefit                   15,076    (8,263)     531         -     7,344
Equity in earnings
of affiliates and
subsidiaries              15,546     (528)    3,037  (15,066)     2,989
Minority interest              -   (3,514)        -        -    (3,514)
Earnings (loss) from
continuting operations     1,331     5,633    9,918  (15,066)     1,816
Earnings (loss) from
discontinued
operations                     -     3,149   (3,634)       -       (485)
Net earnings (loss)     $  1,331  $  8,782  $ 6,284 $(15,066)    $1,331

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1997

                         Parent             Non      Elimina- Fairchild
                         Company Guarantors Guarantors tions  Historical
Cash Flows from Operating Activities:
Net earnings (loss)      $ 1,331  $ 8,782   $6,284 $(15,066)   $ 1,331
Depreciation &
amoritzation                 179   15,356    5,280         -    20,815
Amortization of deferred
loan fees                  2,847         -        -         -     2,847
Accretion of discount on
long-term liabilities      4,963         -        -         -     4,963
Gain on sale of PP&E           -      (72)        -         -      (72)
(Undistributed)
distributed earnings of
affiliates                     -   (1,434)      379         -   (1,055)
Minority interest              -     2,896      618         -     3,514
Change in assets
and liabilities          (23,591) (102,350)   2,412    15,066  (108,463)
Non-cash charges and
working capital changes
of discontinued
operations                     -         - (17,201)         -  (17,201)
Net cash used for
operating activities     (14,271)  (76,822) (2,228)         -  (93,321)
Cash Flows from Investing Activities:
Proceeds used for
investment securities          -   (12,951)       -         -  (12,951)
Purchase of PP&E               -   (12,371)  (2,643)         -  (15,014)
Proceeds from sale of
PP&E                           -       213        -         -       213
Equity investment
in affiliates              2,092    (3,841)        -         -   (1,749)
Minority interest in
subsidiaries                   -    (1,610)        -         -   (1,610)
Acquisitin of subsidiaries,
net of cash acquired           -         - (55,916)         -  (55,916)
Net proceeds from sale
of discontinued
operations                     -   173,719        -         -   173,719
Change in real estate
investment                     -         -  (6,737)         -   (6,737)
Change in net assets
held for sale                  -       385        -         -       385
Investing activities of
discontinued operations        -         -  (7,102)         -   (7,102)
Net cash (used for)
provided by investing
activities                 2,092   143,544 (72,398)         -    73,238
Cash Flows from Financing Activities:
Proceeds from issuance
of debt                    9,400   144,894        -         -   154,294
Debt repayment(including
intercompany), net             -  (229,874)  74,274         -  (155,600)
Issuance of Class A
common stock               1,126          -        -         -     1,126
Financing activities of
discontinued operations        -         -  (1,275)         -   (1,275)
Net cash (used for)
provided by financing
activities                10,526  (84,980)   72,999         -   (1,455)
Exchange rate effect
on cash                        -        -    1,309         -     1,309
Net change in cash        (1,653) (18,258)    (318)         -  (20,229)
Cash, beginning of
the year                   1,887   31,220    6,542         -    39,649
Cash, end of year       $    234  $12,962  $ 6,224   $     -  $ 19,420


23.  SUBSEQUENT EVENTS

On July 29, 1999, we sold our 31.9% interest in Nacanco Paketleme to American National Can Group, Inc. for approximately $48.2 million. We also agreed to provide consulting services over a three-year period, at an annual fee of approximately $1.5 million. We used the net proceeds from the disposition to reduce our indebtedness.

     In September 1999, we have expressed our intent to sell Dallas Aeropsace, Inc. to a prospective acquirer. If the sale is consummated we intend to use the proceeds to reduce our indebtedness or to grow our business at our aerospace
fastener                                                                segment.
ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

     Mr. Steiner appeared before the Tribunal de Grande Instance de Paris to answer a charge of knowingly benefiting in 1990 from a misuse by Mr. Bidermann of corporate assets of Societe Generale Mobiliere et Immobiliere, a French corporation in which Mr. Bidermann is believed to have been the sole shareholder. Mr. Steiner was assessed a fine of two million French Francs in connection therewith. Both Mr. Steiner and the prosecutor (parquet) have appealed the decision.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is incorporated herein by reference from the 1999 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information required by this Item is incorporated herein by reference  from
the                    1999                   Proxy                   Statement.
PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)(1)  Financial Statements.

      All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K (see index on Page 15).

(a)(2)    Financial  Statement  Schedules  and  Report  of  Independent   Public
Accountants.


Schedule Number               Description                        Page

    I      Condensed Financial Information of Parent Company      77

    II          Valuation and Qualifying Accounts                 81


     All other schedules are omitted because they are not required.

Report of Independent Public Accountants

To The Fairchild Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Fairchild Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated September 15, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index on the preceding page are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                    Arthur Andersen LLP


Vienna, VA
September 15, 1999

 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            THE FAIRCHILD CORPORATION
              CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                        BALANCE SHEETS (NOT CONSOLIDATED)
                                 (In thousands)

                                            June 30,  June 30,
                  ASSETS                      1999      1998
Current assets:
Cash and cash equivalents                 $       27  $     --
Marketable Securities                             71        71
Accounts receivable                              549       400
Inventory                                       (182)       ---
Prepaid expenses and other current assets      1,297   (1,230)
Total current assets                           1,762     (759)

Property, plant and equipment, less
accumulated depreciation                         611       677
Investments in subsidiaries                  841,744   627,634
Investments and advances, affiliated
companies                                      1,300       963
Goodwill                                       5,533    14,333
Noncurrent tax assets                         19,026    45,439
Deferred loan fees                            13,029     5,168
Other assets                                  16,244    15,863
Total assets                                $899,249  $709,318

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                               $  2,250  $  2,250
Accounts payable                                 972       124
Accrued Salaries                                 497     5,929
Accrued Insurance                                213       213
Accrued Interest                               7,049     1,082
Other Accrued                                  1,990       967
Accrued Income Taxes                          (2,477)    1,974
Total current liabilities                     10,494    12,539
Long-term debt                               480,850   222,750
Other long-term liabilities                      405       470
Total liabilities                            491,749   235,759
Stockholders' equity:
Class A common stock                           2,775     2,467
Class B common stock                             262       263
Treasury stock                               (74,102)  (12,138)
Cumulative comprehensive Income                 (764)     (761)
Additional paid in capital                     2,138   (29,476)
Retained earnings                            477,191   513,204
Total stockholders' equity                   407,500   473,559
Total liabilities and stockholders' equity  $899,249  $709,318

The accompanying notes are an integral part of these condensed financial statements.


                                                                      Schedule I

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED FINANCIAL STATEMENTS OF THE COMPANY
                    STATEMENT OF EARNINGS (NOT CONSOLIDATED)
                                 (In thousands)

                                   For the Years Ended June 30,
                                     1999     1998     1997
Costs and Expenses:
Selling, general & administrative  $  8,114 $  3,516  $ 3,925
Amortization of goodwill                248      147      130
                                      8,362    3,663    4,055

Operating loss                       (8,362)  (3,663)  (4,055)

Net interest expense                 27,130   24,048   25,252
Investment income, net                   --      208       16
Equity in earnings of affiliates        967     (613)     480
Loss from continuing operations
before taxes                        (34,525) (28,116) (28,811)

Income tax provision (benefit)      (21,481) (10,580) (15,076)
Loss before equity in earnings
(loss) of subsidiaries              (13,044) (17,536) (13,735)

Equity in earnings (loss) of
subsidiaries                        (45,965) 118,626   15,066
Net earnings (loss)                $(59,009)$101,090  $ 1,331

The accompanying notes are an integral part of these condensed financial statements.


                                                                      Schedule I
                            THE FAIRCHILD CORPORATION
              CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                   STATEMENT OF CASH FLOWS (NOT CONSOLIDATED)
                                 (IN THOUSANDS)


                                        For the Years Ended June 30,
                                          1999     1998     1997

Cash provided by (used for) operation  $(37,482)$(80,074)$(14,271)

Investing activities:
Acquisition of subsidiaries            (221,467)     --       --
Purchase of PP&E                            (61)     --       --
Equity investments in affiliates            630    (141)    2,092
Other                                        --       --       --

                                        (220,898)  (141)     2,092
Financing activities:
Proceeds from issuance of debt,
including intercompany                  483,100  225,000    9,400
Debt repayments                        (225,000)(198,867)    -
Issuance of common stock                    307   53,848    1,126
Other                                       --       --       --

                                        258,407   79,981   10,526
Net increase (decrease) in cash        $     27  $  (234) $(1,653)




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

1.  BASIS OF PRESENTATION

In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, our financial statements are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

2. LONG-TERM DEBT

                                        June 30,  June 30,
                                          1999      1998
    Bank Credit Agreement              $258,100   $225,000
    10 3/4% Senior subordinated Notes
Due 2009                                225,000         --
    Total Debt                         $483,100   $225,000
    Less: Current Maturities             (2,250)    (2,250)
    Total Long-Term Debt               $480,850   $222,750

     Maturities of long-term debt for the next five years are as follows: $2,250 in 2000, $2,250 in 2001, $2,250 in 2002, $2,250 in 2003, and $2,250 in 2004.

3. DIVIDENDS FROM SUBSIDIARIES

Cash dividends paid to The Fairchild Corporation by its consolidated subsidiaries were, $47,742, $42,100 and $10,000 in 1999, 1998 and 1997, respectively. In 1999, The Fairchild Corporation received dividends of its stock with a fair market value of $22,102 and Banner Aerospace's stock with a fair market value of $187,424 from its subsidiaries. We are involved in various other claims and lawsuits incidental to our business, some of which involve substantial amounts. We, either on our own or through our insurance carriers, are contesting these matters. In our opinion, the ultimate resolution of the legal proceedings will not have a material adverse effect on our financial condition, future results of operations or net cash flows.

4.  CONTINGENCIES

We are involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. We, either on our own or through our insurance carriers, is contesting these matters. In the opinion of management, the ultimate resolution of the legal proceedings will not have a material adverse effect on our financial condition, or future results of operations or net cash flows.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Changes in the allowance for doubtful accounts are as follows:

                                For the Years Ended June 30,
                                  1999     1998    1997
 Beginning balance              $  5,655 $ 6,905 $ 5,449
 Charges to cost and expenses      3,426   2,240   1,978
 Charges to other accounts (a)    (2,940) (2,642)    445
 Acquired companies                  616       -       -
 Amounts written off                (315)   (848)   (967)
 Ending Balance                 $  6,442 $ 5,655 $ 6,905

(a) Recoveries of amounts written off in prior periods, foreign currency translation and the change in related noncurrent taxes. Fiscal 1998 includes a reduction of $2,801 relating to the assets disposed as a result the disposition of Banner Aerospace's hardware group.


(a)(3)  Exhibits.

Articles of Incorporation, Bylaws, and Instruments Defining Rights of Securities

3.1  Registrant's   Restated  Certificate  of  Incorporation  (incorporated   by
     reference to Exhibit "C" of Registrant's Proxy Statement dated October  27,
     1989).

*3.2 Registrant's By-Laws, amended and restated as of February 12, 1999.

4.1 Specimen of Class A Common Stock certificate (incorporated by reference to Registration Statement No. 33-15359 on Form S-2).

4.2 Specimen of Class B Common Stock certificate (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
     1989).

4.3 Indenture dated as of April 20, 1999, between the Company and Subsidiary Guarantors and The Bank of New York, as Trustee (relating to the Company's 10 3/4% Senior Subordinated Notes Due 2009) (incorporated by reference to Registrant's Registration Statement No. 333-80311 on Form S-4, declared effective August 9, 1999).

4.4 Form of Global Note (relating to the Company's 10 3/4% Senior Subordinated Notes Due 2009) (incorporated by reference to Registrant's Registration Statement No. 333-80311 on Form S-4, declared effective August 9, 1999).

4.5 Registration Rights Agreement, dated April 15, 1999, between the Company and Credit Suisse First Boston Corporation on behalf of the Initial Purchasers (relating to the Company's 10 3/4% Senior Subordinated Notes Due
     2009) (incorporated by reference to Registrant's Registration Statement No. 333-80311 on Form S-4, declared effective August 9, 1999).

4.6 Purchase Agreement, dated as of April 15, 1999, between the Company, the Subsidiary Guarantors and the Initial Purchasers (relating to the Company's 10 3/4% Senior Subordinated Notes Due 2009) (incorporated by reference to Registrant's Registration Statement No. 333-80311 on Form S-4, declared effective August 9, 1999).


(a)(3)    Exhibits (continued)

10.  Material Contracts

(Stock Option Plans)

10.1 1988 U.K. Stock Option Plan of Banner Industries, Inc. (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988).

10.2 Description  of  grants  of  stock options  to  non-employee  directors  of
     Registrant   (incorporated by reference to Registrant's  Annual  Report  on
     Form  10-K for the fiscal year ended June 30, 1988).

10.3 Amended and Restated 1986 Non-Qualified and Incentive Stock Option Plan, dated as of February 9, 1998 (incorporated by reference to Exhibit B of Registrant's Proxy Statement dated October 9, 1998).

10.4 Amendment Dated May 7, 1998 to the 1986 Non-Qualified and Incentive Stock Option Plan (incorporated by reference to Exhibit A of Registrant's Proxy Statement dated October 9, 1998).

10.5 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit B of Registrant's Proxy Statement dated October 7, 1996).

10.6 Stock Option Deferral Plan dated February 9, 1998 (for the purpose of allowing deferral of gain upon exercise of stock options) (incorporated by reference to Registrant's Quarterly Report on From 10-Q for the quarter ended March 29, 1998).

*10.7     Amendment dated May 21, 1999, amending the 1996 Non-Employee Directors
     Stock Option Plan (for the purpose of allowing deferral of gain upon exercise of stock options).

(Employee Agreements)

10.8 Amended and Restated Employment Agreement between Registrant and Jeffrey J. Steiner dated September 10, 1992 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

10.9 Employment Agreement between RHI Holdings, Inc., and Jacques Moskovic, dated as of December 29, 1994 (incorporated by reference to Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1996).

10.10 Employment Agreement between Fairchild France, Inc., and Jacques Moskovic, dated as of December 29, 1994 (incorporated by reference to Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1996).

10.11 Employment Agreement between Fairchild France, Inc., Fairchild CDI, S.A., and Jacques Moskovic, dated as of April 18, 1997 (incorporated by reference to the Registrant's Annual Report on From 10-K for the fiscal year ended June 30, 1995).

10.12     Letter Agreement dated September 9, 1996, between Registrant and Colin
     M. Cohen (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

*10.13    Banner Aerospace, Inc. Deferred Bonus Plan, dated January 21, 1998 (as amended), to allow the deferral of bonuses in connection with 1998 or 1999 Extraordinary Transactions.

10.14      Letter Agreement dated February 27, 1998, between Registrant and John
     L. Flynn (incorporated by reference to Registrant's Quarterly Report on From 10-Q for the quarter ended March 29, 1998).

10.15 Letter Agreement dated February 27, 1998, between Registrant and Donald E. Miller (incorporated by reference to Registrant's Quarterly Report on From 10-Q for the quarter ended March 29, 1998).

10.16 Employment Agreement between Robert Edwards and Fairchild Holding Corp., dated March 2, 1998 (incorporated by reference to Registrant's Quarterly Report on From 10-Q for the quarter ended March 29, 1998).

10.17 Promissory Note in the amount of $100,000, issued by Robert Sharpe to the Registrant, dated July 1, 1998 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
     1998).

10.18 Promissory Note in the amount of $200,000 issued by Robert Sharpe to the Registrant, dated July 1, 1998 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

*10.19    Officer Loan Program, dated as of February 5, 1999, lending up to
     $750,000 to officers for the purchase of Company Stock.


*10.20   Employment  Agreement between Jordan Law and Fairchild  Holding  Corp., dated as of April 20, 1999.

*10.21   Employment Agreement between LeRoy A. Dack and Fairchild Holding Corp., dated as of April 20, 1999.

*10.22    Director and Officer Loan Program, dated as of August 12, 1999, lending up to $2,000,000 to officers and directors for the purchase of Company Stock.

(Credit Agreements)

     Fairchild Holding Corp. Credit Agreement

10.23 Credit Agreement dated as of March 13, 1996, among Fairchild Holding Corp., Citicorp USA, Inc. and certain financial institutions (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996).

10.24 Restated and Amended Credit Agreement dated as of July 26, 1996, among Fairchild Holding Corp, Citicorp USA, Inc. and certain financial institutions (the "FHC Credit Agreement") (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
     1996).

10.25 Amendment No. 1, dated as of January 21, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to Registrant's Quarterly Report on From 10-Q for the quarter ended March 30,
     1997).

10.26 Amendment No. 2 and Consent, dated as of February 21, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to Registrant's Quarterly Report on From 10-Q for the quarter ended March 30,
     1997).

10.27      Amendment  No.  3,  dated  as of June 30, 1997,  to  the  FHC  Credit
     Agreement dated as of March 13, 1996 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
     1997).

10.28 Second Amended And Restated Credit Agreement dated as of July 18, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

     RHI Credit Agreement

10.29 Restated and Amended Credit Agreement dated as of May 27, 1996, (the "RHI Credit Agreement"), among RHI Holdings, Inc., Citicorp USA, Inc. and certain financial institutions. (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996).

10.30 Amendment No. 1 dated as of July 29, 1996, to the RHI Credit Agreement dated as of May 27, 1996 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996).

10.31 Amendment No. 2 dated as of April 7, 1997, to the RHI Credit Agreement dated as of May 27, 1996 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.32 Amendment No. 3 dated as of September 26, 1997, to the RHI Credit Agreement dated as of May 27, 1996 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).

     Fairchild Corporation Credit Agreement

10.33 Third Amended and Restated Credit Agreement, dated as of December 19, 1997, among RHI Holdings, Inc., Fairchild Holding Corp., the Registrant, Citicorp USA, Inc. and certain financial institutions (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997).

10.34 Amendment No. 1 dated as of January 29, 1999 to Third Amended and Restated Credit Agreement dated as of December 19, 1997 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 1999).

*10.35     Credit  Agreement  dated as of April 20, 1999,  among  The  Fairchild
     Corporation (as Borrower), Citicorp. USA, Inc. and certain financial institutions.

     Interest Rate Hedge Agreements

10.36 Interest Rate Hedge Agreement between Registrant and Citibank, N.A. dated as of August 19, 1997 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).

10.37 Amendment dated as of December 23, 1997, to the Interest Rate Hedge Agreement between Registrant and Registrant and Citibank, N.A. dated as of August 19, 1997(incorporated by reference to (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997).

10.38 Amendment dated as of January 14, 1997, to the Interest Rate Hedge Agreement between Registrant and Citibank, N.A. dated as of August 19, 1997 (incorporated by reference to Registrant's Quarterly Report on From 10-Q for the quarter ended March 29, 1998).

(Warrants to Steiner Affiliate)

10.39 Form Warrant Agreement (including form of Warrant) issued by the Company to Drexel Burnham Lambert on March 13, 1986, subsequently purchased by Jeffrey Steiner and subsequently assigned to Stinbes Limited (an affiliate of Jeffrey Steiner), for the purchase of Class A or Class B Common Stock (incorporated herein by reference to Exhibit 4(c) of the Company's Registration Statement No. 33-3521 on Form S-2).

10.40 Form Warrant Agreement issued to Stinbes Limited dated as of September 26, 1997, effective retroactively as of February 21, 1997 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).

10.41 Extension of Warrant Agreement between Registrant and Stinbes Limited for 375,000 shares of Class A or Class B Common Stock dated as of September 26, 1997, effective retroactively as of February 21, 1997 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).

10.42 Amendment of Warrant Agreement dated February 9, 1998, between the Registrant and Stinbes Limited (incorporated by reference to Registrant's Quarterly Report on From 10-Q for the quarter ended March 29, 1998).

10.43 Amendment of Warrant Agreement dated December 12, 1998, effective retroactively as of September 7, 1998, between Registrant and Stinbes Limited (incorporated by reference to Registrant's Quarterly Report on From 10-Q for the quarter ended March 29, 1999).

(Other Material Contracts)

10.44 Asset Purchase Agreement dated as of January 23, 1996, between The Fairchild Corporation, RHI Holdings, Inc. and Cincinnati Milacron, Inc. (incorporated by reference to the Registrant's Report on Form 8-K dated January 26, 1996).

10.45 Agreement and Plan of Merger dated as of November 9, 1995 by and among The Fairchild Corporation, RHI Holdings, Inc., Fairchild Industries, Inc. and Shared Technologies, Inc. ("STI Merger Agreement") (incorporated by reference to Registrant's Report on Form 8-K dated November 9, 1995).

10.46 Amendment No. 1 to STI Merger Agreement dated as of February 2, 1996 (incorporated by reference to Registrant's Report on Form 8-K dated March 13, 1996).

10.47 Amendment No. 2 to STI Merger Agreement dated as of February 23, 1996 (incorporated by reference to Registrant's Report on Form 8-K dated March 13, 1996).

10.48 Amendment No. 3 to STI Merger Agreement dated as of March 1, 1996 (incorporated by reference to the Registrant's Report on Form 8-K dated March 13, 1996).

10.49 Voting Agreement dated as of July 16, 1997, between RHI Holdings, Inc., and Tel-Save Holdings, Inc. (regarding voting Registrant's stock in Shared Technologies Fairchild Inc.) (incorporated by reference to the Registrant's Schedule 13D/A, Amendment No. 3, filed July 22, 1997).

10.50 Stock Option Agreement dated November 20, 1997 between RHI Holdings, Inc. and Intermedia Communications Inc. (incorporated by reference to
     Schedule 13D/A, Amendment No. 4, dated as of November 25, 1997, filed by the Company on December 1, 1997).

10.51       Stock  Purchase  Agreement  dated  November  25,  1997  between  RHI
     Holdings, Inc. and Intermedia Communications Inc. (incorporated by reference to Schedule 13D/A, Amendment No. 4, dated as of November 25, 1997, filed by the Company on December 1, 1997).

10.52 Asset Purchase Agreement dated as of December 8, 1997, among Banner Aerospace, Inc. and seven of its subsidiaries (Adams Industries, Inc., Aerospace Bearing Support, Inc., Aircraft Bearing Corporation, Banner Distribution, Inc., Burbank Aircraft Supply, Inc., Harco, Inc. and PacAero), AlliedSignal Inc. and AS BAR LLC (incorporated by reference to Banner Aerospace, Inc.'s Report on Form 8-K dated January 28, 1998).

10.53 Asset Purchase Agreement dated as of December 8, 1997, among Banner Aerospace, Inc. and two of its subsidiaries (PB Herndon Aerospace, Inc. and Banner Aerospace Services, Inc.), AlliedSignal Inc. and AS BAR PBH LLC (incorporated by reference to Banner Aerospace, Inc.'s Report on Form 8-K dated January 28, 1998).

10.54 Agreement and Plan of Merger dated January 28, 1998, as amended on February 20, 1998, and March 2, 1998 (the "Special-T Fasteners Merger
     Agreement), between the Company and the shareholders' of Special-T Fasteners, regarding the merger of Special-T into Fairchild (incorporated by reference to Registrant's Report on Form 8-K dated March 2, 1998, filed on March 12, 1998).

10.55      Third  Amendment dated September 25, 1998 to the Special-T  Fasteners
     Merger  Agreement  (incorporated by reference  to   Registrant's  Quarterly
     Report on From 10-Q for the quarter ended September 27, 1998).

10.56 Agreement and Plan of Reorganization by and among The Fairchild Corporation, Dah Dah, Inc. and Kaynar Technologies Inc., dated as of December 26, 1998, regarding the merger of Kaynar into Fairchild (incorporated by reference to Registrant's Registration Statement on Form S-4 filed on January 15, 1999).

10.57 Voting and Option Agreement by and among The Fairchild Corporation, Dah Dah, Inc., CFE Inc., and general Electric Capital Corporation dated as of December 26, 1998, regarding voting of Kaynar stock for the Kaynar-Fairchild merger (incorporated by reference to Registrant's Report on Form 8-K dated December 30, 1998).

10.58 Voting Agreements by and between The Fairchild Corporation and each of the following individuals: Jordan Law, David A. Werner, Robert L. Beers and LeRoy A. Dack, each agreement dated as of December 26, 1998, regarding voting of Kaynar stock for the Kaynar-Fairchild merger(incorporated by reference to Registrant's Report on Form 8-K dated December 30, 1998).

10.59 Agreement and Plan of Merger between The Fairchild Corporation, MTA, Inc. and Banner Aerospace, Inc., dated as of January 11, 1999, regarding the merger of Banner into Fairchild (incorporated by reference to "Appendix A" of Registrant's Proxy Statement/Prospectus included as part of Registrant's Registration Statement No. 333-70673 on Form S-4 declared effective March 25, 1999).

*10.60    Share Purchase Agreement dated as of July 27, 1999 between a Company subsidiary and Jeffrey Steiner (as Sellers) and American National Can Group, Inc. (as Buyer), for the sale of all stock of Nacanco Paketleme A.S. owned by the Sellers.

(a)(3)  Exhibits (continued)

Other Exhibits

11. Computation of earnings per share (found at Note 13 in Item 8 to Registrant's Consolidated Financial Statements for the fiscal years ended June 30, 1999, 1998 and 1997).

*22     List of subsidiaries of Registrant.

*23.1  Consent of Arthur Andersen LLP, independent public accountants.

*23.2  Consent of Price Waterhouse Coopers, independent public accountants.

*27     Financial Data Schedules.

99.1 Financial statements, related notes thereto and Auditors' Report of Nacanco Paketleme for the fiscal year ended December 31, 1998 (incorporated by reference to the Registrant's Report on Form 8-K filed on June 26, 1999).
-------------------------
*Filed herewith.

(b)  Reports on Form 8-K

      On April 8, 1999, the Company filed a Form 8-K to report (Item 5) the completion of the merger with Banner Aerospace, Inc. and to report additional losses taken at Fairchild Technologies.

      On May 5, 1999, the Company filed a Form 8-K to report the acquisition of Kaynar Technologies Inc. to report (Item 7) audited financial statements of Kaynar Technologies Inc., and unaudited pro forma consolidate financial statements giving effect to the acquisition of Kaynar Technologies Inc.

      On June 25, 1999, the Company filed a Form 8-K to report (Item 5) audited financial statements for the years ended December 31, 1998, 1997 and 1996 for Nacanco Paketleme, formerly a 32% owned equity affiliate.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                            THE FAIRCHILD CORPORATION



                               By:    Colin M. Cohen
                                      Senior Vice President and
                                      Chief Financial Officer



Date:  September 28, 1999
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.

By:       JEFFREY J. STEINER   Chairman, Chief Executive

           MICHAEL T. ALCOX   Vice President and Director   September 28,
By:            /s/                                             1999
           Michael T. Alcox

          MELVILLE R. BARLOW           Director
By:
          Melville R. Barlow

          MORTIMER M. CAPLIN           Director             September 28,
By:            /s/                                             1999
          Mortimer M. Caplin

            COLIN M. COHEN      Senior Vice President,      September 28,
By:            /s/              Chief                          1999
            Colin M. Cohen       Financial Officer and
                                       Director

             PHILIP DAVID              Director
By:
             Philip David

            ROBERT EDWARDS     Executive Vice President     September 28,
By:            /s/                                              1999
            Robert Edwards           And Director

           HAROLD J. HARRIS            Director             September 28,
By:           /s/                                                1999
           Harold J. Harris

            DANIEL LEBARD              Director             September 28,
By:             /s/                                              1999
            Daniel Lebard

         JACQUES S. MOSKOVIC     Senior Vice President      September 28,
By:             /s/                                              1999
         Jacques S. Moskovic         And Director

          HERBERT S. RICHEY            Director
By:
          Herbert S. Richey

             MOSHE SANBAR              Director             September 28,
By:              /s/                                            1999
             Moshe Sanbar

         ROBERT A. SHARPE II    Senior Vice President,
By:
         Robert A. Sharpe II    Operations and Director

           ERIC I. STEINER    President, Chief  Operating
By:
           Eric I. Steiner       Officer and Director