Form 10-Q
period 1999-10-03
FAIRCHILD CORP
filed 1999-11-17
CIK 9779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 3, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past threety (90) days.

YES    X       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
               Title of Class                     October 3, 1999
     Class A Common Stock, $0.10 Par Value           22,198,516
     Class B Common Stock, $0.10 Par Value            2,621,652



             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                      INDEX





                                                                          Page
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheets as of October 3, 1999
(Unaudited) and June 30, 1999                                               3

Consolidated Statements of Earnings (Unaudited) for the Three
Months ended October 3, 1999 and September 27, 1998                         5

Condensed Consolidated Statements of Cash Flows (Unaudited) for
the Three Months   ended October 3, 1999 and September 27, 1998             6

Notes to Condensed Consolidated Financial Statements (Unaudited)            7

Item 2.   Management's Discussion and Analysis of Results of
Operations and Financial Condition                                          18

Item 3.   Quantitative and Qualitative Disclosure About Market Risk         28


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 29

Item 5.   Other Information                                                 29

Item 6.   Exhibits and Reports on Form 8-K                                  29


     All references in this Quarterly Report on Form 10-Q to the terms ''we,'' ''our,'' ''us,'' the ''Company'' and ''Fairchild'' refer to The Fairchild Corporation and its subsidiaries. All references to ''fiscal'' in connection with a year shall mean the 12 months ended June 30.


                         PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  October 3, 1999 (Unaudited) and June 30, 1999
                                 (In thousands)


                                     ASSETS

                                       October 3,   June 30,
                                           1999      1999
                                                     (*)
CURRENT ASSETS:
Cash and cash equivalents, $13,982 and
$15,752 restricted                        $ 53,190  $ 54,860
Short-term investments                       6,489    13,094
Accounts receivable-trade, less allowances 123,527   130,121
of $4,334 and $6,442
Inventories:
   Finished goods                         159,935   137,807
   Work-in-process                         33,698    38,316
   Raw materials                           10,699    14,116
                                          204,332   190,239
Prepaid expenses and other current assets  74,373    73,926
Total Current Assets                      461,911   462,240

Property, plant and equipment, net of
accumulated
  depreciation of $113,030 and $103,556   186,840   184,065
Net assets held for sale                   19,899    21,245
Cost in excess of net assets acquired
(Goodwill), less
  accumulated amortization of $43,073 and  433,310   447,722
$40,307
Investments and advances, affiliated       16,572    31,791
companies
Prepaid pension assets                     64,113    63,958
Deferred loan costs                        14,181    13,077
Real estate investment                     89,240    83,791
Long-term investments                      16,220    15,844
Other assets                                5,081     5,053
TOTAL ASSETS                           $1,307,367$1,328,786






*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  October 3, 1999 (Unaudited) and June 30, 1999
                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                        October 3,   June 30,
                                           1999      1999
CURRENT LIABILITIES:                                 (*)
Bank notes payable and current maturities
of long-term debt                        $ 28,192  $ 28,860
Accounts payable                           43,096    72,271
Accrued liabilities:
    Salaries, wages and commissions        45,287    43,095
    Employee benefit plan costs             6,448     5,204
    Insurance                              10,455    14,216
    Interest                               13,173     7,637
    Other accrued liabilities              53,962    50,984
                                          129,325   121,136
Net current liabilites of discontinued
operations                                 12,585    10,999
Total Current Liabilities                 213,198   233,266

LONG-TERM LIABILITES:
Long-term debt, less current maturities   480,971   495,283
Other long-term liabilities                27,769    25,963
Retiree health care liabilities            45,289    44,813
Noncurrent income taxes                   121,107   121,961
TOTAL LIABILITIES                         888,334   921,286

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value;
authorized
  40,000 shares, 29,820 (29,754 in June)
shares issued and
  22,198 (22,259 in June) shares           2,982     2,975
outstanding
Class B common stock, $0.10 par value;
authorized 20,000
   shares, 2,622 shares issued and         262       262
outstanding
Paid-in capital                           229,732   229,038
Retained earnings                         270,140   252,030
Cumulative other comprehensive income      (9,357)   (2,703)
Treasury stock, at cost, 7,622 (7,496 in   (74,726)  (74,102)
June) shares
   of Class A common stock
TOTAL STOCKHOLDERS' EQUITY                 419,033   407,500
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                          $1,307,367 $1,328,786





*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED STATEMENTS OF EARNINGS (Unaudited)
      For The Three (3) Months Ended October 3, 1999 and September 27, 1998
                      (In thousands, except per share data)

                                           For the Three Months Ended
                                                10/03/99   9/27/98
REVENUE:
   Net sales                                $164,509     $148,539
   Other income, net                           4,828          419

                                             169,337      148,958
 COSTS AND EXPENSES:
   Cost of goods sold                        121,362      113,867
   Selling, general & administrative          31,828       28,174
   Amortization of goodwill                    3,096        1,278
   Restructuring                               3,017      -

                                             159,303      143,319
 OPERATING INCOME                             10,034        5,639
 Interest expense                             12,209        7,436
 Interest income                                (735)        (583)
 Net interest expense                         11,474        6,853
 Investment income                               880        1,861
 Nonrecurring income                          28,003         -
 Earnings from continuing operations before
taxes                                         27,443          647
 Income tax provision                         (9,132)        (291)
 Equity in earnings (loss) of affiliates, net   (201)       1,037
 Minority interest, net                           -          (203)
 NET EARNINGS                                $18,110       $1,190
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments     (1,648)       5,246
 Unrealized holding changes on securities
  arising during the period                   (5,006)     (30,388)
 Other comprehensive income (loss)            (6,654)     (25,142)
 COMPREHENSIVE INCOME (LOSS)                 $11,456     $(23,952)
NET EARNINGS PER SHARE:
    Basic                                    $  0.73     $  0.05
    Diluted                                  $  0.72     $  0.05
Weighted average shares outstanding:
   Basic                                        24,862     22,401
   Diluted                                      25,026     23,001


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
      For The Three (3) Months Ended October 3, 1999 and September 27, 1998
                                 (In thousands)

                                           For the Three Months Ended
                                             10/03/1999 09/27/1998
Cash flows from operating activities:
        Net earnings                           $ 18,110  $1,190
        Depreciation and amortization             9,968   5,538
        Amortization of deferred loan fees          413     286
        Accretion of discount on long-term
liabilities                                         897   1,072
        Net gain on divestiture of investment in
affiliate                                       (25,747)     -
        Net gain on divestiture of subsidiary    (2,256)     -
        Loss on sale of property, plant, and
equipment                                            90     46
        Distributed (undistributed) earnings of
affiliates, net                                     310    226
        Minority interest                          -       203
        Change in assets and liabilities        (12,154) (9,089)
        Non-cash charges and working capital
changes of discontinued operations              (10,930) (6,523)
        Net cash used for operating activities  (21,299) (7,051)
 Cash flows from investing activities:
        Purchase of property, plant and equipment
                                                (11,879) (6,551)
        Net proceeds received from investment
securities                                       (3,933) (3,113)
        Net proceeds received from divestiture of
investment in affiliate                           43,103  -
        Net proceeds received from divestiture of
subsidiary                                        4,906   -
        Changes in real estate investment
                                                 (5,329) (2,145)
        Changes in net assets held for sale
                                                  1,346   288
        Other, net
                                                  -       156
        Investing activities of discontinued
operations                                        7,100   (165)
        Net cash provided by (used for) investing
activities                                        35,314  (11,530)
 Cash flows from financing activities:
        Proceeds from issuance of debt
                                                  126,691 41,362
        Debt repayments
                                                 (142,279) (6,282)
        Issuance of Class A common stock
                                                  90      158
        Purchase of treasury stock
                                                  (624)   (18,657)
        Financing activities of discontinued
operations                                        -       (15)
        Net cash provided by (used for) financing
activities                                        (16,122) 16,566
       Effect of exchange rate changes on cash
                                                  437     1,842
       Net change in cash and cash equivalents
                                                  (1,670) (173)
       Cash and cash equivalents, beginning of
the year                                          54,860  49,601
       Cash and cash equivalents, end of the
period                                           $53,190 $49,428


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                        (In thousands, except share data)

FINANCIAL STATEMENTS

     The consolidated balance sheet as of October 3, 1999 and the consolidated statements of earnings and cash flows for the three months ended October 3, 1999 and September 27, 1998 have been prepared by us, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 3, 1999, and for all periods presented, have been made. The balance sheet at June 30, 1999 was condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our June 30, 1999 Annual Report on Form 10-K. The results of operations for the period ended October 3, 1999 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

DIVESTITURES

     On September 3, 1999, we completed the disposal of our Camloc Gas Springs division to a subsidiary of Arvin Industries Inc. for approximately $2.7 million. In addition, we received $2.4 million for a covenant not to compete. We recognized a $2.3 million nonrecurring gain from this disposition.

     On July 29, 1999, we sold our 31.9% interest in Nacanco Paketleme to American National Can Group, Inc. for approximately $48.2 million. In the quarter ended October 3, 1999, we recognized a $25.7 million nonrecurring gain from this divestiture. We also agreed to provide consulting services over a three-year period, at an annual fee of approximately $1.5 million. We used the net proceeds from the disposition to reduce our indebtedness.

DISCONTINUED OPERATIONS

     Based on our formal plan for the disposition of Fairchild Technologies, we have liquidated a significant portion of Fairchild Technologies, mostly consisting of our semiconductor equipment group through several transactions.
On April 14, 1999, we disposed of our photoresist deep ultraviolet track equipment machines, spare parts and testing equipment to Apex Co., Ltd. in exchange for 1,250,000 shares of Apex stock valued at approximately $5.1 million. On June 15, 1999, we received $7.9 million from Suess Microtec AG and the right to receive 350,000 shares of Suess Microtec stock (or approximately $3.5 million) by September 2000 in exchange for certain inventory, fixed assets, and intellectual property our semiconductor equipment group. On May 1, 1999, we sold Fairchild CDI for a nominal amount. In July 1999, we received approximately $7.1 million from Novellus in exchange for our Low-K dielectric product line and certain intellectual property. We are also exploring several alternative transactions regarding the disposition of our optical disc equipment group, but we have not made any definitive arrangements for its ultimate disposition.

     As of October 3, 1999, we have a remaining accrual of $5.6 million, net of an income tax benefit of $3.9 million, for our current estimate of the remaining losses in connection with the disposition of Fairchild Technologies. While we believe that $5.6 million is a reasonable estimate for the remaining losses to be incurred from Fairchild Technologies, there can be no assurance that this estimate is adequate.

PRO FORMA FINANCIAL STATEMENTS

     The following table sets forth the derivation of the unaudited pro forma results, representing the impact of our acquisition of Kaynar Technologies (completed in April 1999), our merger with Banner Aerospace (completed in April
1999), and our disposition of Solair (completed in December 1998), as if these transactions had occurred at the beginning of fiscal 1999. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which increase interest expense based on revised debt structures, increase goodwill amortization expense for the acquisition of Kaynar Technologies, and reduce minority interest as a result of our merger with Banner Aerospace. The unaudited pro forma information is not intended to be indicative of either future results of our operations or results that might have been achieved if these transactions had been in effect since the beginning of fiscal 1999.

For the three months ended:                 Sept. 27,
                                             1998
Net sales                                 $186,280
Gross profit                                47,522
Net earnings                                   122
Net earnings, per basic and diluted share $   0.00

EQUITY SECURITIES

     We had 22,198,516 shares of Class A common stock and 2,621,652 shares of Class B common stock outstanding at October 3, 1999. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. For the three months ended October 3, 1999, 21,863 shares of Class A common stock were issued as a result of the exercise of stock options. In accordance with the terms of our acquisition of Special-T, as amended, we issued 44,079 restricted shares of our Class A common stock during the three months ended October 3, 1999, as additional merger consideration. In addition, our Class A common stock outstanding was reduced as a result of 67,000 shares purchased during the quarter, which are considered as treasury stock for accounting purposes.

     During the three months ended October 3, 1999, we issued 67,994 deferred compensation units pursuant to our stock option deferral plan as a result the exercise of 127,000 stock options. Each deferred compensation unit is represented by one share of our treasury stock and is convertible into one share of our Class A common stock after a specified period of time.

RESTRICTED CASH

     On October 3, 1999 and June 30, 1999, we had restricted cash of $13,982 and $15,752, respectively, all of which is maintained as collateral for certain debt facilities and escrow arrangements.

EARNINGS PER SHARE

     The following table illustrates the computation of basic and diluted earnings per share:

(In thousands, except per share data)        For the Three Months Ended
                                             10/3/99  9/27/98
Basic earnings per share:
 Net earnings                              $ 18,110  $ 1,190
 Weighted average common shares outstanding  24,862   22,401
 Basic earnings per share:
 Basic earnings from continuing operations
   per share                               $   0.73  $  0.05

Diluted earnings per share:
 Net earnings                              $ 18,110  $ 1,190
 Weighted average common shares outstanding
                                             24,862   22,401
 Options                                         10      416
 Warrants                                       154      184
 Total shares outstanding                    25,026   23,001
 Diluted earnings from continuing operations
per share                                  $ 0.72    $ 0.05

     Stock options entitled to purchase 1,767,986 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months ended October 3, 1999. These shares could be dilutive in subsequent periods.

RESTRUCTURING CHARGES

     In the three months ended October 3, 1999, we recorded $3.0 million of restructuring charges as a result of the continued integration of Kaynar Technologies into our aerospace fasteners segment. All of the charges recorded during the current quarter were a direct result of product integration costs incurred as of October 3, 1999. These costs were classified as restructuring and were the direct result of formal plans to close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. As of October 3, 1999, the majority of the integration plans have been executed. During the next nine months, we expect to incur modest additional restructuring charges for product integration costs at our aerospace fasteners segment. We anticipate that our integration process will be substantially complete by the end of fiscal 2000.

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

     Environmental Matters

     Our operations are subject to stringent government imposed environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have not had a material effect on our financial condition, results of operations, or net cash flows, although we have expended, and can be expected to expend in the future, significant amounts for the investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters, particularly in our aerospace fasteners segment.

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

     As of October 3, 1999, the consolidated total of our recorded liabilities for environmental matters was approximately $10.1 million, which represented the estimated probable exposure for these matters. It is reasonably possible that our total exposure for these matters could be approximately $17.3 million.

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

CONSOLIDATING FINANCIAL STATEMENTS

     The following unaudited financial statements separately show The Fairchild Corporation and the subsidiaries of The Fairchild Corporation. These financial statements are provided to fulfill public reporting requirements and separately present guarantors of the 10 3/4% senior subordinated notes due 2009 issued by The Fairchild Corporation (the "Parent Company"). The guarantors are primarily composed of our domestic subsidiaries, excluding Fairchild Technologies, a real estate development venture, and certain other subsidiaries.


CONSOLIDATING BALANCE SHEET

October 3, 1999              Parent             Non        Elimi-  Fairchild
                             Company Guarantors Guarantors nations Historical
Cash                        $  74    $  42,465 $ 10,651   $   -    $  53,190
Short-term investments         71        6,418    -           -        6,489
Accounts receivable, less
allowances                  1,608       79,196   42,723     -        123,527
Inventory, net                  -      158,542   45,790     -        204,332
Prepaid and other
current assets                532       67,253    6,588      -        74,373
Total current assets        2,285      353,874  105,752     -        461,911

Investment in
subsidiaries              958,071         -        -      (958,071)     -
Net fixed assets              585      138,816   47,439     -        186,840
Net assets held for sale       -        19,899     -        -         19,899
Investments in affiliates   1,300       15,272     -        -         16,572
Goodwill                    5,427      388,279   39,604     -        433,310
Deferred loan costs        13,605           25      551      -        14,181
Prepaid pension assets         -        64,113      -        -        64,113
Real estate investment         -           -     89,240      -        89,240
Long-term investments          -        16,220      -        -        16,220
Other assets              16,881       (12,198)     398      -         5,081
Total assets            $998,154      $984,300 $282,984 $(958,071)$1,307,367

Bank notes & current
maturities of debt     $   2,250      $  2,445 $ 23,497 $   -      $  28,192
Accounts payable              -         24,077   19,019      -        43,096
Other accrued expenses  (11,740)       118,405   22,660     -        129,325
Net current liabilities
of discontinued
operation                     -         -        12,585      -        12,585
Total current
liabilities              (9,490)       144,927   77,761     -        213,198

Long-term debt, less
current maturities      465,893          9,159    5,919     -        480,971
Other long-term
liabilieies                 405         19,045    8,258      -        27,708
Noncurrent income taxes 122,313         (1,450)     244      -       121,107
Retiree health care
liabilities                   -         40,460    4,829      -        45,289
Minority interest in
subsidiaries                  -              9       52      -            61
Total liabilities       579,121        212,150   97,063     -        888,334

Class A common stock      2,781            201    5,084   (5,084)      2,982
Class B common stock        262              -        -        -         262
Pain-in-capital           2,834        226,898  232,554 (232,554)    229,732
Retained earnings       488,022        550,894  (48,343)(720,433)    270,140
Cumulative other
comprehensive income       (764)        (5,219)  (3,374)     -        (9,357)
Treasury stock, at cost (74,102)          (624)    -        -        (74,726)
Total stockholders'
equity                  419,033        772,150  185,921 (958,071)    419,033
Total liabilities &
stockholders' equity   $998,154       $984,300 $282,984 $(958,071)$1,307,367

CONSOLIDATING STATEMENTS OF EARNINGS
For the Three Months Ended    Parent             Non        Elimi-  Fairchild
October 3, 1999               Company Guarantors Guarantors nations Historical
Net Sales                    $   -    $  123,893 $ 41,645   $(1,029)$ 164,509
Cost and expenses
Cost of sales                    -        91,623   30,768    (1,029)  121,362
Selling, general &
administrative                  1,008     20,357    5,635     -        27,000
Restructuring                    -         3,017      -        -        3,017
Amortization of goodwill          128      2,680      288      -        3,096

                                1,136    117,677   36,691    (1,029)  154,475
Operating income (loss)        (1,136)     6,216    4,954     -        10,034

Net interest expense           12,425     (2,569)   1,618     -        11,474
Investment (income)loss,
net                                -        (880)      -        -        (880)
Intercompany dividends             -           -      117      (117)     -
Nonrecurring (income) from
divestitures                       -          -   (28,003)   -        (28,003)
Earnings (loss) before
taxes                        (13,561)      9,665   31,222     117      27,443
Income tax (provision)
benefit                       (8,853)       (117)    (162)    -        (9,132)
Equity in earnings of
affiliates & subsidiaries     40,524        (201)     -     (40,524)     (201)
Earnings (loss) from
continuting operations        18,110       9,347    31,060   (40,407)  18,110
Earnings (loss) from
discontinued operations         -           (206)      206      -        -
Net earnings (loss)         $  18,110    $ 9,141   $31,266  $(40,407) $18,110



CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended    Parent             Non        Elimi-  Fairchild
October 3, 1999               Company Guarantors Guarantors nations Historical
Cash Flows from Operating Activities:
Net earnings (loss)         $  18,110 $     9,141 $  31,266 $(40,407)$ 18,110
Depreciation & amortization       137       6,980     2,851    -        9,968
Amortizatin of deferred loan
fees                              413          -        -        -        413
Accretion of discount on
long-term liabilities             897          -        -        -        897
Net (gain) on divestitures          -          -    (28,003)     -    (28,003)
Loss on sale of PP&E                -          70        20      -         90
Undistributed loss of
affiliates                          -         310        -       -        310
Change in assets and
liabilities                    (4,638)    (47,695)    (434)   40,613  (12,154)
Non-cash charges and working
capital changes of discontinued  -        -        (10,930)     -     (10,930)
operations
Net cash (used for) provided by
operating activities           14,919    (31,194)   (5,230)      206  (21,299)

Cash Flows from Investing Activities:
Proceeds received from (used
for) investment securities, net    -      (3,933)  -        -         (3,933)
Purchase of PP&E                  (5)     (9,388)  (2,486)  -        (11,879)
Gross proceeds from divestitures   -      -        48,009   -         48,009
Change in real estate investment   -      -        (5,329)  -         (5,329)
Change in net assets held for
sale                               -       1,346    -       -          1,346
Investing activities of
discontinued operations            -        -        7,100    -        7,100
Net cash (used for) provided by
investing activities              (5)    (11,975)   47,294   -        35,314

Cash Flows from Financing Activities:
Proceeds from issuance of debt 14,500     110,459  1,732    -        126,691
Debt repayments (including
intercompany), net            (29,457)    (66,240)(46,582) -        (142,279)
Issuance of Class A common
stock                              90          -        -        -        90
Purchase of treasury stock          -        (624)    -        -        (624)
Net cash (used for) provided by
financing activities          (14,867)    43,595   (44,850) -        (16,122)

Effect of exchange rate
changes on cash                    -          40       397      -        437
Net change in cash                47         466     (2,389)  206     (1,670)
Cash, beginning of the year       27      41,793     13,040   -       54,860
Cash, end of period           $   74    $ 42,259   $ 10,651  $206    $53,190


CONSOLIDATING BALANCE SHEET
June 30, 1999                 Parent             Non        Elimi-  Fairchild
                              Company Guarantors Guarantors nations Historical
Cash                          $   27  $    41,793$  13,040  $-      $ 54,860
Short-term investments            71       13,023   -        -        13,094
Accounts receivable, less
allowances                       549       52,929   76,643   -       130,121
Inventory, ent                  (182)     145,080   45,341   -       190,239
Prepaid and other current
assets                         1,297       69,000    3,629   -        73,926
Total current assets           1,762      321,825  138,653   -       462,240

Investment in subsidiaries   841,744       -        -       (841,744)   -
Net fixed assets                 611      137,852   45,602   -       184,065
Net assets held for sale           -       21,245   -        -        21,245
Investments in affiliates      1,300       13,135   17,356   -        31,791
Goodwill                       5,533      402,595   39,594   -       447,722
Deferred loan costs           13,029           26       22   -        13,077
Prepaid pension assets             -       63,958   -        -        63,958
Real estate investment             -       -        83,791   -        83,791
Long-term investments              -       15,844   -        -        15,844
Other assets                  16,244      (11,865)     674   -         5,053
Total assets                $880,223     $964,615 $325,692 $(841,744)$1,328,786

Bank notes & current
maturities of debt          $ 2,250      $  2,548 $ 24,062 $ -      $ 28,860
Accounts payable                972        12,824   58,475   -        72,271
Other accrued expenses        7,272        99,669   14,195   -       121,136
Net current liabilities of
discontinued operations           -        -        10,999   -        10,999
Total current liabilities    10,494       115,041  107,731  -        233,266

Long-term debt, less
current maturities          480,850         9,908    4,525    -      495,283
Other long-term liabilities     405        18,138   7,361    -        25,904
Noncurrent income taxes     (19,026)      140,749     238   -        121,961
Retiree health care
liabilities                       -        40,189   4,624    -        44,813
Minority interest in
subsidiaries                      -             9      50        -        59
Total liabilities           472,723       324,034 124,529   -        921,286

Class A common stock          2,775           200   5,085    (5,085)   2,975
Class B common stock            262           -        -        -        262
Paid-in-capital               2,138       226,900 263,058  (263,058) 229,038
Retained earnings           477,191       413,483 (65,043) (573,601) 252,030
Cumulative other
comprehensive income          (764)            (2) (1,937)  -        (2,703)
Treasury stock, at cost    (74,102)      -        -        -        (74,102)
Total stockholders' equity 407,500        640,581 201,163 (841,744) 407,500
Total liabilities &
stockholders' equity      $880,223       $964,615$325,692 $(841,744)$1,328,786


CONSOLIDATING STATEMENTS OF EARNINGS
For the Three Months Ended    Parent             Non        Elimi   Fairchild
September 27, 1998            Company Guarantors Guarantors nations Historical
Net Sales                    $    -    $113,023 $ 35,654   $  (138)   $148,539
Costs and expenses
Cost of sales                     -      87,514   26,491      (138)    113,867
Selling, general &
administrative                  777      21,329    5,649       -        27,755
Amortization of goodwill         57         979      242       -         1,278
                                834     109,822   32,382      (138)    142,900
Operating income (loss)        (834)      3,201    3,272        -        5,639

Net interest expense          5,189       1,018      646        -        6,853
Investment (income)loss,
net                               -      (1,861)      -        -        (1,861)
Earnings (loss) before taxes (6,023)      4,044    2,626          -        647
Income tax (provision)
benefit                         642        (973)      40         -        (291)
Equity in earnings of
affiliates and subsidiaries   6,571        (781)   1,818    (6,571)      1,037
Minority interest                -         (203)    -            -        (203)
Net earnings (loss)         $ 1,190     $ 2,087  $ 4,484  $ (6,571)    $ 1,190



CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended      Parent             Non        Elimi-  Fairchild
September 27, 1998              Company Guarantors Guarantors nations Historical

Cash Flows from Operating Activities:
Net earnings (loss)            $  1,190 $    2,087 $  4,484   $(6,571)$ 1,190
Depreciation & amortization          30      3,705    1,803    -        5,538
Amortizaton of deferred loan
fee                                 286        -        -        -        286
Accretion of discount on
long-term liabilities             1,072      -        -        -        1,072
Loss on sale of PP&E                  -         15       31       -        46
Distributed earnings of
affiliates                            -        226      -        -        226
Minority interest                     -        203      -        -        203
Change in assets and liabilities 17,832     (18,460) (15,032) 6,571    (9,089)
Non-cash charges and working
capital changes of discontinued       -        -      (6,523)  -       (6,523)
operations
Net cash (used for) provided by
operating activities             20,410     (12,224) (15,237) -        (7,051)

Cash Flows from Investing  Activities:
Proceeds received from (used
for) investment securities, net       -     (3,113)  -        -        (3,113)
Purchase of PP&E                     (6)    (4,466)  (2,079)  -        (6,551)
Change in real estate investment      -     -        (2,145)  -        (2,145)
Change in net assets held for sale    -        288      -        -        288
Other                            (1,905)     2,061      -        -        156
Investing activities of
discontinued operations               -       -        (165)    -        (165)
Net cash (used for) provided by
investing activities            (1,911)  (5,230)    (4,389)  -        (11,530)

Cash Flows from Financing Activities:
Proceeds from issuance of debt      -       14,001   27,361   -        41,362
Debt repayments, net               -        -        (6,282)  -        (6,282)
Issuance of Class A common
stock                            158           -        -        -        158
Purchase of treasury stock   (18,657)      -        -        -        (18,657)
Financing activities of
discontinued operations            -           -        (15)     -        (15)
Net cash (used for) provided by
financing activities         (18,499)       14,001   21,064   -        16,566
Effect of exchange rate
changes on cash                    -         -        1,842    -        1,842
Net change in cash                 -          (3,453)  3,280    -        (173)
Cash, beginning of the year        -          42,175   7,426    -      49,601
Cash, end of the period       $    -        $ 38,722 $10,706  $ -     $49,428


SUBSEQUENT EVENTS

     On October 25, 1999, we announced that we signed a definitive agreement with United Technologies Corporation to sell substantially all of the assets and certain liabilities of our Dallas Aerospace, Inc. subsidiary for approximately $57 million in cash.

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

GENERAL

     We are a leading worldwide aerospace and industrial fastener manufacturer and distribution logistics manager and, through Banner Aerospace, an international supplier to airlines and general aviation businesses, distributing a wide range of aircraft parts and related support services. Through internal growth and strategic acquisitions, we have become one of the leading suppliers of fasteners to aircraft OEMs, such as Boeing, Lockheed Martin, Northrop Grumman, and the Airbus consortium of Aerospatiale, DaimlerChrysler Aerospace, British Aerospace and CASA.

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

CAUTIONARY STATEMENT

     Certain statements in this financial discussion and analysis by management contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend,"
"may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend projections, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this Quarterly Report on Form 10-
Q. These risks include: product demand; our dependence on the aerospace industry; reliance on Boeing and the Airbus consortium of companies; customer satisfaction and quality issues; labor disputes; competition, including recent intense price competition; our ability to integrate and realize anticipated synergies relating to the acquisition of Kaynar Technologies Inc.; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; and the impact of any economic downturns and inflation, including recent weaknesses in the currency, banking and equity markets of countries in South America and in the Asia/Pacific region.

     If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this financial discussion and analysis by management, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not intend to update these forward-looking statements in this Quarterly Report, even if new information, future events or other circumstances have made them incorrect or misleading.

RESULTS OF OPERATIONS

Business Transactions

     The following summarizes certain business combinations and transactions which significantly affect the comparability of the period to period results presented in this Management's Discussion and Analysis of Results of Operations and Financial Condition.

   Fiscal 2000 Transactions

     On July 29, 1999, we sold our 31.9% interest in Nacanco Paketleme to American National Can Group, Inc. for approximately $48.2 million. In the quarter ended October 3, 1999, we recognized a $25.7 million nonrecurring gain from this divestiture. We also agreed to provide consulting services over a three-year period, at an annual fee of approximately $1.5 million. We used the net proceeds from the disposition to reduce our indebtedness.

     On September 3, 1999, we completed the disposal of our Camloc Gas Springs division to a subsidiary of Arvin Industries Inc. for approximately $2.7 million. In addition, we received $2.4 million for a covenant not to compete. We recognized a $2.3 million nonrecurring gain from this disposition.

Fiscal 1999 Transactions

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

     On February 22, 1999, we used available cash to acquire 77.3% of SNEP S.A. By June 30, 1999, we had purchased significantly all of the remaining shares of SNEP. The total amount paid was approximately $8.0 million, including $1.1 million of debt assumed, in a business combination accounted for as a purchase. The total cost of the acquisition exceeded the fair value of the net assets of SNEP by approximately $4.3 million, which is preliminarily being allocated as goodwill, and amortized over 40 years using the straight-line method. SNEP is a French manufacturer of precision machined self-locking nuts and special threaded fasteners serving the European industrial, aerospace and automotive markets.

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

     On April 20, 1999, we completed the acquisition of all the capital stock of Kaynar Technologies Inc. for approximately $222 million and assumed approximately $103 million of Kaynar Technologies existing debt, the majority of which was refinanced at closing. In addition, we paid $28 million for a covenant not to compete from Kaynar Technologies largest preferred shareholder. The total cost of the acquisition exceeded the fair value of the net assets of Kaynar Technologies by approximately $269.7 million, which is preliminarily being allocated as goodwill, and amortized over 40 years using the straight-line method. The acquisition was financed with existing cash, the sale of $225 million of 10 3/4% senior subordinated notes due 2009 and proceeds from a new bank credit facility.

     On June 18, 1999, we completed the acquisition of Technico S.A. for approximately $4.1 million and assumed approximately $2.2 million of Technico's existing debt. The total cost of the acquisition exceeded the fair value of the net assets of Technico by approximately $2.9 million, which is preliminarily being allocated as goodwill, and amortized over 40 years using the straight-line method. The acquisition was financed with additional borrowings from our credit facility.

Consolidated Results

     We currently report in two principal business segments: aerospace fasteners and aerospace distribution. The results of the Gas Springs division, prior to its disposition, are included in the Corporate and Other classification. The following table illustrates the historical sales and operating income of our operations for the three months ended October 3, 1999 and September 27, 1998, respectively.

(In thousands)                     Three Months Ended
                                    10/3/99   9/27/98
 Sales by Segment:
   Aerospace Fasteners             $134,420  $ 96,558
   Aerospace Distribution            29,350    50,528
   Corporate and Other                  739     1,453
 TOTAL SALES                       $164,509  $148,539
 Operating Results by Segment:
   Aerospace Fasteners (a)         $  8,875  $  7,830
   Aerospace Distribution             2,257     1,718
   Corporate and Other               (1,098)   (3,909)
 OPERATING INCOME                  $ 10,034  $  5,639

(a) - Includes restructuring charges of $3.0 million in the quarter ended
October 3, 1999.

     The following table illustrates sales and operating income of our operations by segment, on an unaudited pro forma basis, for the three months ended September 27, 1998, as if we had operated in a consistent manner in each of the reported periods. The pro forma results represent the impact of our acquisition of Kaynar Technologies (completed in April 1999), our merger with Banner Aerospace (completed in April 1999), and our disposition of Solair (completed in December 1998), as if these transactions had occurred at the beginning of fiscal 1999. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if the transactions had been in effect since the beginning of fiscal 1999, nor are they necessarily indicative of our future results.

(In thousands)

                                            9/27/98
 Sales by Segment:
   Aerospace Fasteners                     $150,668
   Aerospace Distribution                    34,159
   Corporate and Other                        1,453
 TOTAL SALES                               $186,280
 Operating Results by Segment:
   Aerospace Fasteners                     $ 14,104
   Aerospace Distribution                     1,788
   Corporate and Other                       (3,909)
 OPERATING INCOME                          $ 11,983

     Net sales of $164.5 million in the first quarter of fiscal 2000 increased by $16.0 million, or 10.8%, compared to sales of $148.5 million in the first quarter of fiscal 1999. The improvement is attributable primarily to the increase in revenues provided by the acquisition of Kaynar Technologies offset partially from the disposition of Solair. On a pro forma basis, net sales decreased 11.7% for the three months ended October 3, 1999 compared to the same period ended September 27, 1998, reflecting softness in the United States commercial aerospace industry.

     Gross margin as a percentage of sales was 26.2% and 23.3% for the three months ended October 3, 1999 and September 27, 1998, respectively. The higher margins in the fiscal 2000 period are attributable to cost improvement initiatives, somewhat offset by lower prices. In addition, our Aerospace Fasteners segment also as a result of the acquisition of Kaynar Technologies and efficiencies achieved from our merger integration process. Our Aerospace Distribution segment benefited as a result of the disposition of Solair.

     Selling, general & administrative expense as a percentage of sales was 19.3% and 19.0% in the three-month period of fiscal 2000 and 1999, respectively.

     Other income increased $4.4 million in the first three months of fiscal 2000, compared to the first three months of fiscal 1999, due primarily to income recognized from the disposition of non-core property during the current period.

     In the three months ended October 3, 1999, we recorded $3.0 million of restructuring charges as a result of the continued integration of Kaynar Technologies into our aerospace fasteners segment. All of the charges recorded during the current quarter were a direct result of product integration costs incurred as of October 3, 1999. These costs were classified as restructuring and were the direct result of formal plans to close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. As of October 3, 1999, the majority of the integration plans have been executed. During the next nine months, we expect to incur modest additional restructuring charges for product integration costs at our aerospace fasteners segment. We anticipate that our integration process will be substantially complete by the end of fiscal 2000.

     Operating income of $10.0 million for the three months ended October 3, 1999 increased by $4.4 million from the comparable prior year first quarter. The increase in the current period is due primarily to cost improvement initiatives, the acquisition of Kaynar Technologies, and efficiencies achieved from the integration of Kaynar Technologies into our Aerospace Fasteners segment, and the increase in other income, offset partially by restructuring charges incurred in the current period.

     Net interest expense increased $4.6 million in the first quarter of fiscal 2000, compared to the first quarter of fiscal 1999. We expect the trend of reporting increased interest expense to continue throughout fiscal 2000 as a result of additional debt we incurred to finance the acquisition of Kaynar Technologies.

     Nonrecurring income of $28.0 million in the three months ended October 3, 1999 resulted from the disposition of our investment in Nacanco Paketleme and the disposition of our Camloc Gas Springs division.

     An income tax provision of $9.1 million in the first three months of fiscal 2000 represented a 33.3% effective tax rate on pre-tax earnings from continuing operations. The tax provision was slightly lower than the statutory rate because of lower tax rates at some of our foreign operations.

     Comprehensive income (loss) includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available for-sale investment securities. Since June 30, 1999, foreign currency translation adjustments decreased by $1.6 million in the three months ended October 3, 1999. The fair market value of unrealized holding securities declined by $5.0 million in the three months ended October 3, 1999 reflecting a decrease in the market value of our investment portfolio since June 30, 1999.

Segment Results

Aerospace Fasteners Segment

     Sales in our Aerospace Fasteners segment increased by $37.9 million in the first three months of fiscal 2000, as compared to the same period of fiscal 1999, reflecting growth from acquisitions, partially offset by softness in the United States commercial aerospace industry. Internal growth declined 12.1% in the current quarter. On October 3, 1999, backlog was $208 million compared to $220 million at June 30, 1999. On a pro forma basis, including the results from acquisitions in the prior period, sales decreased by 10.8% in the first three months of fiscal 2000, as compared to the same period of the prior year, reflecting a softness in the United States commercial aerospace industry and the affect of inventory reduction efforts by Boeing.

     Operating income improved by $1.0 million, or 13.3%, in the first three months of fiscal 2000, compared to the fiscal 1999 period. Included in our current quarter results are restructuring charges of $3.0 million incurred in the integration of Kaynar Technologies into our Aerospace Fasteners business. Excluding restructuring charges, operating income increased $4.1 million in the first three months of fiscal 2000, compared to the fiscal 1999 period reflecting cost improvement initiatives and acquisitions made during fiscal 1999. On a pro forma basis and excluding restructuring charges, operating income decreased by 15.7% for the quarter ended October 3, 1999, compared to the quarter ended September 27, 1998 due to lower sales levels associated with the softness in the United States commercial aerospace industry.

     We believe the demand for aerospace fasteners in fiscal 2000 will increase slightly in Europe and will continue to be soft in the United States commercial aerospace market. We anticipate that the negative impact on us of Boeing's inventory reduction program will subside in the latter part of fiscal 2000. We expect that our merger integration savings and production efficiency improvements will offset the softness in the United States commercial aerospace industry.

Aerospace Distribution Segment

     Sales in our aerospace distribution segment decreased by $21.2 million, or 41.9%, in the first quarter ended October 3, 1999, compared to the first quarter ended September 27, 1998, due primarily to the loss of revenues as a result of the disposition of Solair. On a pro forma basis, sales decreased $4.8 million, or 14.1%, in the current period.

     Operating income increased by 31.4%, in the first quarter ended October 3, 1999, compared to the first quarter ended September 27, 1998, reflecting increases in margins and a reduction in corporate overhead. On a pro forma basis, operating income increased 26.2% in the first quarter ended October 3, 1999, compared to the first quarter ended September 27, 1998.

Corporate and Other

     The Corporate and Other classification included the Camloc Gas Springs division, prior to its disposition, and corporate activities. The group reported a decrease in sales in the first quarter of fiscal 2000, compared to first quarter of fiscal 1999 as a result of the disposition of Camloc Gas Springs division in the current period. An operating loss of $1.1 million in the first three months of fiscal 2000 was a $2.8 million improvement compared to the operating loss of $3.9 million reported in the first three months of fiscal 1999. The current period included other income of $4.4 million due primarily to income recognized from the disposition of non-core property.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total capitalization as of October 3, 1999 and June 30, 1999 amounted to $928.2 million and $931.6 million, respectively. The changes in capitalization included a decrease of $15.0 million in debt and an increase of $11.5 million in equity. The decrease in debt was a result of the proceeds received from the divestiture of Nacanco. The increase in equity was due primarily to our reported net earnings, offset partially by a reduction in comprehensive income.

     We maintain a portfolio of investments classified primarily as available-for-sale securities, which had a fair market value of $22.7 million at October 3, 1999. The market value of these investments decreased $5.0 million in the quarter ended October 3, 1999. While there is risk associated with market fluctuations inherent in stock investments, and because our portfolio is not diversified, large swings in its value should be expected.

     We have an 88-acre site in Farmingdale, New York, which we are developing as a shopping center. We invested approximately $5.3 million into this project in the quarter ended October 3, 1999. We estimate funding of approximately $16.0 million is needed to complete the parcels currently under development.

     Net cash used by operating activities for the three months ended October 3, 1999 and September 27, 1998 was $21.3 million and $7.1 million, respectively. The primary use of cash for operating activities in the first quarter of fiscal 2000 was an increase in inventories of $14.1 million. The primary use of cash for operating activities in the first quarter of fiscal 1999 was an increase in inventories of $20.8 million and a decrease in accounts payable and accrued liabilities of $10.8 million, which were partially offset by a $20.7million decrease in accounts receivable and other current assets.

     Net cash provided by (used for) investing activities for the three months ended October 3, 1999 and September 27, 1998, amounted to $35.3 million and $(11.5) million, respectively. In the first quarter of fiscal 2000, the primary source of cash from investing activities was $48.0 million of net proceeds received from the dispositions of Nacanco and the Camloc Gas Springs division, partially offset by capital expenditures of $11.9 million. In the first quarter of fiscal 1999, capital expenditures were the primary use of cash from investing activities.

     Net cash provided by (used for) financing activities for the three months ended October 3, 1999 and September 27, 1998, amounted to $(16.1) million and $16.6 million, respectively. Cash used for financing activities in the first quarter of fiscal 2000 included a $15.0 million net reduction in debt and the $0.6 million purchase of treasury stock. Cash provided by financing activities in the first quarter of fiscal 1999 included a $41.4 million net increase from the issuance of additional debt, offset partially by the repayment of debt and the $18.7 million purchase of treasury stock.

     Our principal cash requirements include debt service, capital expenditures, acquisitions, real estate development, and payment of other liabilities. Other liabilities that require the use of cash include postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, and cash from borrowings and asset sales will be adequate to satisfy our cash requirements in fiscal 2000.

Discontinued Operations

     Based on our formal plan for the disposition of Fairchild Technologies, we have liquidated a significant portion of Fairchild Technologies, mostly consisting of our semiconductor equipment group through several transactions.
On April 14, 1999, we disposed of our photoresist deep ultraviolet track equipment machines, spare parts and testing equipment to Apex Co., Ltd. in exchange for 1,250,000 shares of Apex stock valued at approximately $5.1 million. On June 15, 1999, we received $7.9 million from Suess Microtec AG and the right to receive 350,000 shares of Suess Microtec stock (or approximately $3.5 million) by September 2000 in exchange for certain inventory, fixed assets, and intellectual property our semiconductor equipment group. On May 1, 1999, we sold Fairchild CDI for a nominal amount. In July 1999, we received approximately $7.1 million from Novellus in exchange for our Low-K dielectric product line and certain intellectual property. We are also exploring several alternative transactions regarding the disposition of our optical disc equipment group, but we have not made any definitive arrangements for its ultimate disposition.

     As of October 3, 1999, we have a remaining accrual of $5.6 million, net of an income tax benefit of $3.9 million, for our current estimate of the remaining losses in connection with the disposition of Fairchild Technologies. While we believe that $5.6 million is a reasonable estimate for the remaining losses to be incurred from Fairchild Technologies, there can be no assurance that this estimate is adequate.

Uncertainty of the Spin-Off

     In order to focus our operations on the aerospace industry, we have been considering for some time distributing to our stockholders certain of our assets via distribution of all of the stock of a new entity, which may own all or a part of our non-aerospace operations. We are still in the process of deciding the exact composition of the assets and liabilities to be included in the spin-off. Our ability to consummate the spin-off, if we should choose to do so, may be contingent, among other things, on attaining certain milestones under our credit facility, or waivers thereof, and all necessary governmental and third party approvals. There is no assurance that we will be able to reach such milestones or obtain the necessary waivers from our lenders. In addition, we may encounter unexpected delays in effecting the spin-off, and we can make no assurance as to the timing thereof, or as to whether the spin-off will ever occur.

     Depending on the ultimate structure and timing of the spin-off, it may be a taxable transaction to our stockholders and could result in a material tax liability to us as well as our stockholders. The amount of the tax to us is uncertain, and if the tax is material to us, we may elect not to consummate the spin-off. Because circumstances may change and provisions of the Internal Revenue Code of 1986, as amended, may be further amended from time to time, we may, depending on various factors, restructure or delay the timing of the spin-off to minimize the tax consequences to us and our stockholders, or elect not to consummate the spin-off. Under the spin-off, the newly created entity may assume certain of our liabilities, including contingent liabilities, and may indemnify us for such liabilities. If this entity is unable to satisfy liabilities assumed in connection with the spin-off, we may have to satisfy such liabilities.

Year 2000

     As the end of the century nears, there is a widespread concern that many existing data processing devices that use only the last two digits to refer to a year will not properly recognize a year that begins with the digits "20" instead of "19." If not properly modified, these data processing devices could fail, create erroneous results, or cause unanticipated systems failures, among other problems. In response, we have developed a worldwide Year 2000 readiness plan that is divided into a number of interrelated and overlapping phases. These phases include corporate awareness and planning, readiness assessment, evaluation and prioritization of solutions, implementation of remediation, validation testing, and contingency planning. Each is discussed below.

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

     Evaluation. In the evaluation and prioritization of solutions phase, we seek to develop potential solutions to the Year 2000 issues identified in our readiness assessment phase, consider those solutions in light of our other information technology and business priorities, prioritize the various remediation tasks, and develop an implementation schedule. This phase is largely complete. However, we will continue to evaluate our Year 2000 readiness status through December 1, 1999, when all validation testing is anticipated to be complete. However, identified problems will be corrected as soon as practicable after identification. To date, we have not identified any major information technology system or non-information technology system that must be replaced in its entirety for Year 2000 reasons. We have also determined that most of the Year 2000 issues identified in the assessment phase can be addressed satisfactorily through system modifications, component upgrades and software patches. Thus, we do not presently anticipate incurring any material systems replacement costs relating to the Year 2000 issues.

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

     Testing. In the validation testing phase, we seek to evaluate and confirm the results of our Year 2000 remediation efforts. In conducting our validation testing, we are using, among other things, proprietary testing protocols developed internally and by our technical review and modification consultants, as well as testing tools such as Greenwich Mean Time's Check 2000 and SEMATECH's Year 2000 Readiness Testing Scenarios Version 2.0. The Greenwich tools identify potential Year 2000-related software and data problems, and the SEMATECH protocols validate the ability of data processing systems to rollover and hold transition dates. Testing for both the aerospace fasteners segment and the aerospace distribution segment is approximately 98 percent complete. To date, the results of our validation testing have not revealed any new and significant Year 2000 issues or any ineffective remediation. We have completed testing of our most critical information technology and related systems.

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

    The following chart summarizes our progress, by phase and business segment, in completing the Year 2000 plan:

                     Percentage of Year 2000 Plan Completed
                          (By Phase and Business Segment)
                                   Quarter Ended
                 June   Sept.  Dec.    Mar.    June   Oct.   Work
                  30,    27,    27,    28,      30,    3,    Remaining
                 1998   1998   1998    1999    1999   1999
Awareness:
     Aerospace   100%   100%   100%    100%    100%   100%     0%
Fasteners
     Aerospace   100    100    100     100     100    100      0
Distribution
Assessment:
     Aerospace   75     100    100     100     100    100      0
Fasteners
     Aerospace   0      50     100     100     100    100      0
Distribution
Evaluation:
     Aerospace          0      70      100     100    100      0
Fasteners
     Aerospace          20     100     100     100    100      0
Distribution
Implementation:
     Aerospace                 50      60      90     98       2
Fasteners
     Aerospace                 40      75      95     98       2
Distribution
Testing:
     Aerospace                 20      35      90     98       2
Fasteners
     Aerospace                 30-40   70      90     98       2
Distribution
Contingency
Planning:
     Aerospace          0      20      35      90     98       2
Fasteners
     Aerospace          25     50      65      90     98       2
Distribution

     The chart below summarizes costs we incurred through October 3, 1999, by segment, to address Year 2000 issues, and the total costs we reasonably anticipate incurring during the remainder of 1999 relating to the Year 2000 issue.

(In thousands)           Year 2000 Costs as of Anticipated Year 2000 Costs
                             October 3, 1999   During the Next Three Months
Aerospace Fasteners          $885               $200
Aerospace Distribution       $600               $20

     We have funded the costs of our Year 2000 plan from general operating funds, and all such costs have been deducted from income. To date, the costs associated with our Year 2000 efforts have not had a material effect on, and have caused no delays with respect to, our other information technology programs or projects.

     We anticipate that we will complete our Year 2000 preparations by December 1, 1999. Although our Year 2000 implementation, testing and contingency planning phases are not yet complete, we do not currently believe that Year 2000 issues will materially affect our business, results of operations or financial condition. However, in some international markets in which we conduct business, the level of awareness and remediation efforts by third parties, utilities and infrastructure managers relating to the Year 2000 issue may be less advanced than in the United States, which could, despite our efforts, have an adverse effect on us. If our mission critical systems are not Year 2000 ready, we could be subject to significant business interruptions, and could be liable to customers and other third parties for breach of contract, breach of warranty, misrepresentation, unlawful trade practices and other claims.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists, if any.
Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. Most of the general qualifying criteria for hedge accounting under SFAS 133 were derived from, and are similar to, the existing qualifying criteria in SFAS 80 "Accounting for Futures Contracts."
SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 to defer the required effective date of implementing SFAS 133, from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. We will adopt SFAS 133 in fiscal 2001 and we are currently evaluating the financial statement impact.

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

Expected Fiscal Year        2008 (a)
Maturity Date
Interest Rate Swaps:
   Variable to Fixed        100,000
   Average cap rate         6.49%
   Average floor rate       6.24%
   Weighted average rate    6.39%
   Fair Market Value        (2,789)

(a) - On February 17, 2003, the bank that we entered into the interest rate swap agreement with will have a one-time option to elect to cancel the hedge agreement.
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The information required to be disclosed under this Item is set forth in Footnote 9 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report.

Item 2.   Changes in Securities and Use of Proceeds

     The company's stock option deferral plan allows officers and directors who are accredited investors to defer the gain upon exercise of stock options by receiving deferred compensation units instead of shares of stock. The deferred compensation units may be deemed securities issued by the company. The shares issued to an officer or director upon expiration of the deferral period (in exchange for deferred compensation units) have been registered pursuant to a registrations statement on form S-8. Under the company's stock option deferral plan, an aggregate of 67,994 deferred compensation units were issued in September 1999 to the following officers: Donald Miller (12,518 deferred compensation units), Eric Steiner (12,994 deferred compensation units), John Flynn (8,496 deferred compensation units), and Jeffrey Steiner (33,896 deferred compensation units).

     On September 3, 1999, in accordance with the terms of the Special-T Acquisition, we issued 44,079 restricted shares of the company's class a common stock to Robert E. Edwards as additional merger consideration. Information regarding the Special-T Acquisition is set forth in Footnote 2 (Business Combinations) of the Consolidated Financial Statements (Unaudited) included in our Annual Report on Form 10-K for the period ended June 30, 1999.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

*27   Financial Data Schedules.

* - Filed herewith

Reports on Form 8-K:

     On August 12, 1999, the Company filed a Form 8-K to report on Item 5 and
Item 7 regarding the disposition of our interest in Nacanco Paketleme.

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




Date:     November 17, 1999