Form 10-Q
period 2000-01-02
FAIRCHILD CORP
filed 2000-02-16
CIK 9779

65

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the Quarterly Period Ended January 2, 2000

                          Commission File Number 1-6560


                                    THE FAIRCHILD CORPORATION
             (Exact name of Registrant as specified in its charter)

             Delaware                                    34-0728587
     (State or other jurisdiction of        I.R.S. Employer Identification No.)
     Incorporation or organization)

          45025 Aviation Drive, Suite 400
          Dulles, VA                                    20166
          (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code(703) 478-5800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                  YES    X   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
        Title of Class                                January 2, 2000

Class A Common Stock, $0.10 Par Value                 22,270,316
Class B Common Stock, $0.10 Par Value                  2,621,652

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                      INDEX




                                                                          Page
PART I.FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of January 2, 2000
         (Unaudited) and June 30, 1999                                       3

         Consolidated Statements of Earnings (Unaudited) for the Three
         and Six Months ended January 2, 2000 and December 27, 1998          5

         Condensed Consolidated Statements of Cash Flows (Unaudited) for
         the Six Months ended January 2, 2000 and December 27, 1998          6

         Notes to Condensed Consolidated Financial Statements (Unaudited)    7

Iem 2.   Management's Discussion and Analysis of Results of Operations and
         Financial Condition                                                17

Item 3.  Quantitative and Qualitative Disclosure About Market Risk          25


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  26

Item 2.  Changes in Securities and Use of Proceeds                          26

Item 4.  Submission of Matters to a Vote of Security Holders                26

Item 5.  Other Information                                                  27

Item 6.  Exhibits and Reports on Form 8-K                                   27


      All references in this Quarterly Report on Form 10-Q to the terms ``we,'' ``our,'' ``us,'' the ``Company'' and ``Fairchild'' refer to The Fairchild Corporation and its subsidiaries. All references to ``fiscal'' in connection with a year shall mean the 12 months ended June 30.


                         PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  January 2, 2000 (Unaudited) and June 30, 1999
                                 (In thousands)


                                     ASSETS


                                             January 2,     June 30,
                                                 2000        1999

CURRENT ASSETS:
Cash and cash equivalents, $57,409 and        $   83,812   $   54,860
$15,752 restricted
Short-term investments                             7,824       13,094
Accounts receivable-trade, less allowances       115,165      130,121
of $4,501 and $6,442
Inventories:
   Finished goods                                134,503      137,807
   Work-in-process                                31,355       38,316
   Raw materials                                  10,676       14,116
                                                 176,534      190,239
Prepaid expenses and other current assets         75,024       73,926
Total Current Assets                             458,359      462,240

Property, plant and equipment, net of
 accumulated
  depreciation of $115,868 and $103,556          184,914      184,065
Net assets held for sale                          19,969       21,245
Cost in excess of net assets acquired
(goodwill), less accumulated amortization of
 $46,415 and $40,307
                                                 424,916      447,722
Investments and advances, affiliated              12,567       31,791
companies
Prepaid pension assets                            64,103       63,958
Deferred loan costs                               14,228       13,077
Real estate investment                            96,043       83,791
Long-term investments                             27,129       15,844
Other assets                                       4,895        5,053
TOTAL ASSETS                                 $ 1,307,123  $ 1,328,786



*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  January 2, 2000 (Unaudited) and June 30, 1999
                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             January 2,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY               2000       1999
CURRENT LIABILITIES:

Bank notes payable and current maturities of $  28,096   $  28,860
 long-term debt
Accounts payable                                 37,762     72,271
Accrued liabilities:
    Salaries, wages and commissions              39,455     43,095
    Employee benefit plan costs                   4,413      5,204
    Insurance                                     9,867     14,216
    Interest                                      7,021      7,637
    Other accrued liabilities                    64,593     50,984
                                                125,349    121,136
Net current liabilites of discontinued
 operations                                       7,181     10,999
Total Current Liabilities                       198,388    233,266

LONG-TERM LIABILITES:
Long-term debt, less current maturities         496,084    495,283
Other long-term liabilities                      24,579     25,904
Retiree health care liabilities                  45,928     44,813
Noncurrent income taxes                         124,566    121,961
Minority interest in subsidiaries                    58         59
TOTAL LIABILITIES                               889,603    921,286

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value;
 authorized 40,000 shares, 29,923 (29,754
 in June) shares issued and 22,270 (22,259 in June) shares outstanding

                                                  2,983      2,975
Class B common stock, $0.10 par value;
 authorized 20,000 shares, 2,622 shares
 issued and outstanding
                                                    262        262
Paid-in capital                                 230,712    229,038
Retained earnings                               263,060    252,030
Cumulative other comprehensive income           (3,946)    (2,703)
Treasury stock, at cost, 7,653 (7,496 in       (75,551)   (74,102)
 June) shares of Class A common stock
TOTAL STOCKHOLDERS' EQUITY                      417,520    407,500
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,307,123 $1,328,786




*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED STATEMENTS OF EARNINGS (Unaudited)
For The Three (3) and Six (6) Months Ended January 2, 2000 and December 27, 1998

                      (In thousands, except per share data)
                                        Three   Six Months Ended
                                       Months
                                        Ended
                                      01/02/00  12/27/98  01/02/00  12/27/98

REVENUE:
   Net sales                          $152,244  $151,181  $316,753   $299,720
   Other income, net
                                         2,782       350     7,610        769

                                       155,026   151,531   324,363    300,489
 COSTS AND EXPENSES:
   Cost of goods sold
                                       114,372   133,119   235,734    246,986
   Selling, general & administrative
                                        35,377    27,272    67,205     55,446
   Amortization of goodwill
                                         3,012     1,360     6,108      2,638
   Restructuring                                                           --
                                         3,040         -     6,057

                                       155,801   161,751   315,104    305,070
 OPERATING INCOME (LOSS)
                                         (775)  (10,220)     9,259    (4,581)
 Interest expense
                                        12,119     7,770    24,328     15,206
 Interest income
                                         (822)     (476)   (1,557)    (1,059)
 Net interest expense
                                        11,297     7,294    22,771     14,147
 Investment income
                                         1,998   (1,027)     2,878        834
 Nonrecurring gain
                                             -         -    28,003          -
 Earnings (loss) from continuing      (10,074)                       (17,894)
operations before taxes                         (18,541)    17,369
 Income tax (provision) benefit
                                         3,866     6,724   (5,266)      6,433
 Equity in earnings (loss) of            (872)
affiliates, net                                      652   (1,073)      1,689
 Minority interest, net
                                             -     2,338         -      2,135
 Earnings (loss) from continuing
operations                             (7,080)   (8,827)    11,030    (7,637)
 Gain (loss) on disposal of
discontinued operations, net                 -   (9,180)         -    (9,180)
 NET EARNINGS (LOSS)                  $(7,080) $(18,007)  $ 11,030  $(16,817)
 Other comprehensive income (loss),
net of tax:
 Foreign currency translation
adjustments                            (1,434)     2,306   (3,082)      7,552
 Unrealized holding changes on
securities arising during the period     6,845    27,633     1,839    (2,755)
 Other comprehensive income (loss)
                                         5,411    29,939   (1,243)      4,797
 COMPREHENSIVE INCOME (LOSS)          $(1,669) $   11,932  $  9,787 $ (12,020)

BASIC AND DILUTED EARNINGS PER SHARE:
Earnings (loss) from continuing       $ (0.28) $   (0.40)  $   0.44 $   (0.35)
operations
Gain (loss) on disposal of
discontinued operations, net                 -    (0.42)         -     (0.41)
NET EARNINGS                          $ (0.28) $   (0.82)  $   0.44 $   (0.76)
 Other comprehensive income (loss),
net of tax:
 Foreign currency translation         $ (0.06) $     0.11  $ (0.12) $     0.34
adjustments
 Unrealized holding changes on
securities arising during the period      0.28      1.26      0.07     (0.12)
 Other comprehensive income (loss)
                                          0.22      1.37    (0.05)       0.22
 COMPREHENSIVE INCOME (LOSS)          $ (0.06) $     0.55  $   0.39 $   (0.54)
Weighted average shares outstanding:
  Basic                                 24,889    21,872    24,882     22,129
  Diluted                               24,889    21,872    24,977     22,129

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
       For The Six (6) Months Ended January 2, 2000 and December 27, 1998
                                 (In thousands)


                                                For the
                                               Six Months
                                                 Ended
                                                01/02/00    12/27/98

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                           $ 11,030    $(16,817)
   Depreciation and amortization                    19,738       11,476
   Accretion of discount on long-term
  liabilities                                      1,923        2,578
   Deferred loan fee amortization                      577          388
   Net gain on divestiture of investment in
  affiliate                                     (25,747)            -
   Net gain on divestiture of subsidiary           (2,256)            -
   Gain on sale of investments                     (2,851)            -
   Undistributed loss (earnings) of
  affiliates, net                                  1,651        (777)
   Minority interest                                     -      (2,135)
   Change in assets and liabilities               (50,810)      (6,808)
   Non-cash charges and working capital
  changes of discontinued operations            (12,049)      (8,559)
   Net cash (used for) operating activities       (58,794)     (20,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds received from (used for)
  investments                                      1,351     (15,648)
   Purchase of property, plant and equipment      (16,575)     (13,574)
   Net proceeds from divestiture of
  subsidiaries                                    61,906       60,397
   Net proceeds from sale of affiliate
  investment                                      43,103            -
   Changes in net assets held for sale               4,419        3,335
   Real estate investment                         (11,087)     (16,163)
   Equity investment in affiliates                 (2,441)            -
   Other, net                                            -          238
   Investing activities of discontinued
  operations                                       7,100        (223)
   Net cash provided by investing activities        87,776       18,362

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                  161,846       55,777
   Debt repayments                               (161,178)     (69,375)
   Issuance of Class A common stock                   168          182
   Purchase of treasury stock                       (622)     (22,101)
   Financing activities of discontinued
  operations                                           -          121
   Net cash (used for) provided by financing
  activities                                         214     (35,396)

   Effect of exchange rate changes on cash           (244)        4,150
   Net change in cash and cash equivalents          28,952     (33,538)
   Cash and cash equivalents, beginning of
  the year                                        54,860       49,601
   Cash and cash equivalents, end of the        $   83,812   $   16,063
  period


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                        (In thousands, except share data)

1.FINANCIAL STATEMENTS

      The consolidated balance sheet as of January 2, 2000 and the consolidated statements of earnings and cash flows for the six months ended January 2, 2000 and December 27, 1998 have been prepared by us, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 2, 2000, and for all periods presented, have been made. The balance sheet at June 30, 1999 was condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our June 30, 1999 Annual Report on Form 10-K. The results of operations for the period ended January 2, 2000 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

2.DIVESTITURES

      On December 1, 1999, we disposed of substantially all of the assets and certain liabilities of our Dallas Aerospace subsidiary to United Technologies Inc. for approximately $57.0 million. No gain or loss was recognized from this transaction, as the proceeds received approximated the net carrying value of the assets. Approximately $37.0 million of the proceeds from this disposition is required to be used to reduce indebtedness, unless our senior lenders approve and we otherwise determine.

      On September 3, 1999, we completed the disposal of our Camloc Gas Springs division to a subsidiary of Arvin Industries Inc. for approximately $2.7 million. In addition, we received $2.4 million from Arvin Industries for a covenant not to compete. We recognized a $2.3 million nonrecurring gain from this disposition.

      On July 29, 1999, we sold our 31.9% interest in Nacanco Paketleme to American National Can Group, Inc. for approximately $48.2 million. In the six months ended January 2, 2000, we recognized a $25.7 million nonrecurring gain from this divestiture. We also agreed to provide consulting services over a three-year period, at an annual fee of approximately $1.5 million. We used the net proceeds from the disposition to reduce our indebtedness.

3.DISCONTINUED OPERATIONS

      In 1998, we adopted a formal plan to dispose of Fairchild Technologies. Based on this plan, we have sold a majority of Fairchild Technologies' businesses, including most of its intellectual property, through a series of transactions. On April 14, 1999, we disposed of Fairchild Technologies photoresist deep-ultraviolet track equipment machines, spare parts and testing equipment to Apex Co., Ltd. in exchange for 1,250,000 shares of Apex stock valued at approximately $5.1 million. On June 15, 1999, we received $7.9 million from Suess Microtec AG and the right to receive 350,000 shares of Suess Microtec stock (or at least approximately $3.5 million) by September 2000 in exchange for certain inventory, fixed assets, and intellectual property of Fairchild Technologies' semiconductor equipment group. On May 1, 1999, we sold Fairchild CDI for a nominal amount. In July 1999, we received approximately $7.1 million from Novellus Systems, Inc. in exchange for Fairchild Technologies' Low-K dielectric product line and certain intellectual property. We have been exploring several alternative transactions regarding the disposition of Fairchild Technologies' optical disc equipment group and we expect to dispose of this unit prior to April 2000.

      As of January 2, 2000, we have a remaining accrual of $4.5 million, net of an income tax benefit of $3.3 million, for our current estimate of the remaining losses in connection with the disposition of Fairchild Technologies. While we believe that $4.5 million is a reasonable estimate for the remaining losses to be incurred from Fairchild Technologies, there can be no assurance that this estimate is adequate.

4.PRO FORMA FINANCIAL STATEMENTS

      The following table sets forth the derivation of the unaudited pro forma results, representing the impact of our acquisition of Kaynar Technologies (April 1999), our merger with Banner Aerospace (April 1999), and our dispositions of Dallas Aerospace (December 1999), Solair (December 1998) and the investment in Nacanco (July 1999), as if these transactions had occurred at the beginning of each of our fiscal periods. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which increase interest expense based on revised debt structures; increase goodwill amortization expense for the acquisition of Kaynar Technologies; and reduce minority interest as a result of our merger with Banner Aerospace. The unaudited pro forma information is not intended to be indicative of either future results of our operations or results that might have been achieved if these transactions had been in effect since the beginning of these fiscal periods.

For the six months ended:                    Jan. 2,     Dec. 27,
                                               2000        1998
Net sales                                    $ 295,059   $ 340,391
Gross profit                                    76.963      91,386
Net earnings (loss)                            (7,039)          70
Net earnings, per basic and diluted share    $  (0.28)   $    0.00

5.EQUITY SECURITIES

      We had 22,270,316 shares of Class A common stock and 2,621,652 shares of Class B common stock outstanding at January 2, 2000. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. For the six months ended January 2, 2000, 34,657 shares of Class A common stock were issued as a result of the exercise of stock options. In accordance with the terms of our acquisition of Special-T, as amended, we issued 44,079 restricted shares of our Class A common stock during the six months ended January 2, 2000, as additional merger consideration. In addition, our Class A common stock outstanding was reduced as a result of 67,000 shares purchased during the first six months of fiscal 2000, which are considered as treasury stock for accounting purposes.

      During the six months ended January 2, 2000, we issued 96,027 deferred compensation units pursuant to our stock option deferral plan, as a result of the exercise of 214,891 stock options. Each deferred compensation unit is represented by one share of our treasury stock and is convertible into one share of Class A common stock after a specified period of time.

6.RESTRICTED CASH

     On January 2, 2000 and June 30, 1999, we had restricted cash of $57,409 and $15,752, respectively, all of which is maintained as collateral for certain debt facilities and escrow arrangements.

7.EARNINGS PER SHARE

      The following table illustrates the computation of basic and diluted earnings per share:

                                Three Months Ended       Six Months Ended
                             01/02/2000   12/27/1998  01/02/2000  12/27/1998
Basic earnings per share:
Earnings from continuing     $  (7,080)   $  (8,827)  $  11,030   $  (7,637)
 operations
 Common shares outstanding      24,889       21,872      24,882       22,129
Basic earnings from          $   (0.28)   $   (0.40)  $    0.44   $    (0.35)
 continuing operations per share

Diluted earnings per share:
 Earnings from continuing     $  (7,080)    $  (8,827)  $   11,030   $  (7,637)
 operations
 Common shares outstanding       24,889        21,872       24,882       22,129
 Options                     antidilutive   antidilutive         2  antidilutive
 Warrants                    antidilutive   antidilutive        93  antidilutive
 Total shares outstanding        24,889        21,872       24,977       22,129
 Diluted earnings from      $     (0.28)  $     (0.40)  $     0.44  $     (0.35)
 continuing operations per share

     Stock options entitled to purchase 1,855,960 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the six months ended January 2, 2000. These shares could be dilutive in subsequent periods. For the three-months ended January 2, 2000, and the periods ended
December 27, 1998, the computation of diluted loss from continuing operations per share excluded the effect of incremental common shares attributable to the potential exercise of common stock options outstanding and warrants outstanding, because its effect was antidilutive.


8.RESTRUCTURING CHARGES

      In the six months ended January 2, 2000, we recorded $6.1 million of restructuring charges as a result of the continued integration of Kaynar Technologies into our aerospace fasteners segment. All of the charges recorded during the current six months were a direct result of product and plant integration costs incurred as of January 2, 2000. These costs were classified as restructuring and were the direct result of formal plans to move equipment, close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. As of January 2, 2000, the majority of the integration plans have been executed. During the next six months, we expect to incur additional restructuring charges for product integration costs at our aerospace fasteners segment. We anticipate that our integration process will be substantially complete by the end of fiscal 2000.

9.CONTINGENCIES

     Government Claims

      The Corporate Administrative Contracting Officer, based upon the advice of the United States Defense Contract Audit Agency, alleged that a former subsidiary of ours did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for (i) the 1985 reversion of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of our former subsidiaries business. In January, we paid the government $1.1 million to settle these pension accounting issues.

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

      In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition. In addition, we have identified several areas of potential contamination at or from other facilities owned, or previously owned, by us, that may require us either to take corrective action or to contribute to a clean-up. We are also a defendant in certain lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters and we have been alleged to be a potentially responsible party at various "superfund" sites. We believe that we have recorded adequate reserves in our financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any environmental liability, unless such parties are contractually obligated to contribute and are not disputing such liability.

      As of January 2, 2000, the consolidated total of our recorded liabilities for environmental matters was approximately $9.1 million, which represented the estimated probable exposure for these matters. It is reasonably possible that our total exposure for these matters could be approximately $16.3 million.

     Other Matters

      On January 12, 1999, AlliedSignal made indemnification claims against us for $18.9 million, arising from the disposition to AlliedSignal of Banner Aerospace's hardware business. We believe that the amount of the claim is far in excess of any amount that AlliedSignal is entitled to recover from us.

      We are involved in various other claims and lawsuits incidental to our business. We, either on our own or through our insurance carriers, are contesting these matters. In the opinion of management, the ultimate resolution of the legal proceedings, including those mentioned above, will not have a material adverse effect on our financial condition, future results of operations or net cash flows.

10.CONSOLIDATING FINANCIAL STATEMENTS

      The following unaudited financial statements separately show The Fairchild Corporation and the subsidiaries of The Fairchild Corporation. These financial statements are provided to fulfill public reporting requirements and separately present guarantors of the 10 3/4% senior subordinated notes due 2009 issued by The Fairchild Corporation (the "Parent Company"). The guarantors are composed primarily of our domestic subsidiaries, excluding Fairchild Technologies, a real estate development venture, and certain other subsidiaries.


COnsolidating Balance Sheet
January 2, 2000
                                Parent                  Non                    Fairchild
                                Company  Guarantors Guarantors  Eliminations   Historical
Cash                           $     66 $   73,693     10,053             - $      83,812
Market securities                    71      7,753          -             -         7,824
Accounts Receivable (including
intercompany)
   less allowances                  3,283     67,473     44,409             -       115,165
Inventory, net                          -    129,434     47,100             -       176,534
Prepaid and other current
assets                                511     68,827      5,686             -        75,024
   Total current assets             3,931    347,180    107,248             -       458,359

Inventory in Subsidiaries         965,362          -          -     (965,362)             -
Net fixed assets                      554    138,755     45,605             -       184,914
Net assets held for sale                -     19,969          -             -        19,969
Investment in affiliates            1,300     11,267          -             -        12,567
Goodwill                            5,303    384,837     34,776             -       424,916
Deferred loan costs                13,652         25        551             -        14,228
Prepaid pension assets                  -     64,103          -             -        64,103
Real estate investment                  -          -     96,043             -        96,043
Long-term investments                   -     27,129          -             -        27,129
Other assets                       16,818   (12,279)        356             -         4,895
   Total assets                $1,006,920  $  980,986  $  284,579 $   (965,362)  $  1,307,123

Bank notes payable &
current maturities of debt     $    2,250  $    2,229  $   23,617 $           -  $      28,096
Accounts payable (including
intercmopany)                          97     20,164     17,501             -        37,762
Other accrued expense             (18,352)    122,634     21,067             -       125,349
Net current liabilities of
discontinued operations                 -          -      7,181             -         7,181
   Total current liabilities     (16,005)    145,027     69,366             -       198,388

Long-term debt, less current
maturities                       481,893      8,761      5,430             -       496,084
Other long-term liabilities          405     16,526      7,648             -        24,579
Noncurrent intome taxes          123,107      1,226        233             -       124,566
Retiree health care liabilities        -     41,250      4,678             -        45,928
Minority interest in
subsidiaries                           -          9         49             -            58
   Total liabilities              589,400    212,799     87,404             -       889,603

Class A common stock                2,783        200      5,084       (5,084)         2,983
Class B common stock                  262          -          -             -           262
Paid-in-capital                     3,813    226,899    243,405     (243,405)       230,712
Retained earnings                 486,353    540,567   (46,987)     (716,873)       263,060
Cumulative other comprehensive
income                              (764)      1,145    (4,327)             -       (3,946)
Treasury stock, at cost          (74,927)       (624)        -              -      (75,551)
   Total stockholders'            417,520    768,187    197,175     (965,362)       417,520
   equity
Total liaabilities &
stockholders' equity           $1,006,920  $  980,986 $  284,579 $   (965,362)  $  1,307,123


CONSOLIDATING STATEMENT OF EARNINGS
For the Six Months Ended
January 2, 2000
                              Parent              Non                     Fairchild
                              Company Guarantors Guarantors Eliminations  Historical

Net Sales                    $          $ 234,852 $   83,451 $    (1,550) $   316,753
Cost and expenses
   Cost of sales                     -    175,728     61,556      (1,550)     235,734
   Selling, general &
   administrative               2,380     45,577     11,638            -      59,595
   Restructuring                     -      6,057          -            -       6,057
   Amortization of goodwill        257      5,345        506            -       6,108
                                2,637    232,707     73,700      (1,550)      307,494
   Operating income (loss)     (2,637)      2,145      9,751            -       9,259

Net interest expense            24,888    (5,907)      3,790            -      22,771
Investment (income) loss, net        -    (2,878)          -            -     (2,878)
Intercompany dividends               -          -        714        (714)           -
Nonreucrring income on
disposition of subsidiary            -          -   (28,003)            -    (28,003)
Earnings (loss) before taxes  (27,525)     10,930     33,250          714      17,369
Income tax (provision)
benefit                        (4,644)      (120)      (502)            -     (5,266)
Equity in earnings of
affiliates and subsidiaries     43,199    (1,073)          -     (43,199)     (1,073)
Earnings (loss) from
continuing operations           11,030      9,737     32,748     (42,485)      11,030
Earnings (loss) from
 disposal of discontinued
 operations                          -          -        374        (374)           -
Net earnings (loss)           $ 11,030   $  9,737 $   33,122  $   (42,859)  $  11,030



CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended
January 2, 2000
                              Parent                  Non                     Fairchild
                              Company Guarantors  Guarantors   Eliminations  Historical
Cash Flows from Operating
Activities:
Net earnings (loss)         $  11,030 $    9,737  $    33,122  $    (42,859) $   11,030
Depreciation and
amortization                      349     15,175        4,214              -     19,738
Amortization of deferred
loan fees                         577          -            -              -        577
Accretion of discount
on long-term liabilities        1,923          -            -              -      1,923
(Gain) on sale of affiliate
investment and divestiture of
subsidiary                          -          -     (28,003)              -   (28,003)
(Gain) on sale of investments       -    (2,851)            -              -    (2,851)
Undistributed loss (earnings)
of affiliates                       -      1,651            -              -      1,651
Change in assets and
liabilities                   (15,046)  (72,871)      (5,752)         42,859   (50,810)
Non-cash charges and working
capital changes of
discontinued operations             -          -     (12,049)              -   (12,049)
Net cash (used for) provided
by operating activities       (1,167)   (49,159)      (8,468)              -   (58,794)
Cash Flows from Investing
Activities:
Net proveeds from (used for)
investments                        -      1,351           -              -     1,351
Purchase of property, plant
and equipment                    (5)   (11,932)     (4,638)              -  (16,575)
Equity investment in
affiliates                         -    (2,441)           -              -   (2,441)
Net proceeds from sale
of affiliate investment and
divestiture of subsidiaries        -     57,000      48,009              -   105,009
Real estate investment             -          -    (11,087)              -  (11,087)
Change in net assets held
for sale                           -      4,419           -              -     4,419
Investing activities of
discontinued operations            -          -      7,100               -     7,100
Net cash (used for) provided
by investing activities          (5)     48,397      39,384              -    87,776
Cash Flows from Financing Activities:
Proceeds from issuance
of debt                       45,600    110,459       5,787              -   161,846
Debt repayment and
 repurchase of debentures
(including intercompany),
 net                         (44,557)    (77,208)    (39,413)              - (161,178)
Issuance of Class A
common stock                      168           -          -               -       168
Purchase of treasury
stock                               -       (622)          -               -      (622)
Net cash (used for) provided by
financing activities            1,211      32,629    (33,626)              -       214
Effect of exchange rate
changes on cash                     -          33       (277)              -     (244)
Net change in cash and
cash equivalents                   39      31,900     (2,987)              -    28,952
Cash and cash equivalents,
beginning of the year              27      41,793      13,040              -    54,860
Cash and cash equivalents,
end of the year               $    66    $ 73,693   $  10,053         $    -  $ 83,812


CONSOLIDATING BALANCE SHEET
June 30, 1999
                              Parent                Non                   Fairchild
                              Company GuarantorsGuarantors  Eliminations  Historical
Cash                          $    27 $   41,793 $   13,040  $          -  $   54,860
Market securities                  71     13,023           -            -      13,094
Accounts Receivable
 (including intercompany),        549     52,929      76,643            -     130,121
less allowances
Inventory, net                  (182)    145,080      45,341            -     190,239
Prepaid and other current
assets                          1,297     69,000       3,629            -      73,926
Total current assets            1,762    321,825     138,653            -     462,240

Investment in Subsidiaries    841,744          -           -    (841,744)           -
Net fixed assets                  611   137,852      45,602            -     184,065
Net assets held for sale            -    21,245           -            -      21,245
Investments in affiliates       1,300    13,135      17,356            -      31,791
Goodwill                        5,533   402,595      39,594            -     447,722
Deferred loan costs            13,029        26          22            -      13,077
Prepaid pension assets              -    63,958           -            -      63,958
Real estate investment              -         -      83,791            -      83,791
Long-term investment                -    15,844           -            -      15,844
Other assets                   16,244  (11,865)         674            -       5,053
Total assets                 $880,223  $  964,615 $  325,692  $  (841,744)  $ 1,328,786

Bank notes payable & current
maturities of debt           $  2,250  $   2,548  $   24,062  $        -    $    28,860
Accounts payable
(including intercompany)          972     12,824      58,475            -      72,271
Other accrued expenses          7,272     99,669      14,195            -     121,136
Net current liabilities
of discontinued operations         -           -      10,999            -      10,999
   Total current liabilities    10,494    115,041     107,731            -     233,266
Long-term debt, less current
maturities                     480,850      9,908       4,525            -     495,283
Other long-term liabilities        405     18,138       7,361            -      25,904
Noncurrent income taxes       (19,026)    140,749         238            -     121,961
Retiree health care
liabilities                          -     40,189       4,624            -      44,813
Minority interest in
subsidiaries                         -          9          50            -          59
   Total liabilities           472,723    324,034     124,529            -     921,286
Class A common stock             2,775        200       5,085      (5,085)       2,975
Class B common stock               262          -           -            -         262
Paid-in-capital                  2,138    226,900     263,058    (263,058)     229,038
Retained earnings              477,191    413,483    (65,043)    (573,601)     252,030
Cumulative other comprehensive
income                           (764)        (2)     (1,937)            -     (2,703)
Treasury stock, at cost       (74,102)         -           -             -    (74,102)
   Total stockholders'
   equity                     407,500   640,581     201,163    (841,744)     407,500
Total liabilities & stockholders'
equity                       $880,223 $  964,615 $  325,692  $  (841,744)  $ 1,328,786


CONSOLIDATING STATEMENT OF EARNINGS
For the Six Months Ended
December 27, 1998
                                Parent                 Non                   Fairchild
                               Company  Guarantors Guarantors Eliminations  Historical
Net Sales                      $      -  $ 222,755 $   77,707  $      (742) $  299,720
Costs and expenses
   Cost of sales                      -    190,352     57,376         (742)    246,986
   Selling, general &
   administrative                 2,009     39,299     13,369             -     54,677
   Amortization of goodwill         120      2,022        496             -      2,638
                                  2,129    231,673     71,241         (742)    304,301
   Operating income (loss)      (2,129)    (8,918)      6,466             -    (4,581)

Net interest expense             10,672      2,519        956             -     14,147
Investment (income) loss,
net                                  -      (834)           -             -      (834)
Nonreucrring income on
disposition of subsidiary            -          -          -             -          -
Earnings (loss) before taxes  (12,801)   (10,603)       5,510             -   (17,894)
Income tax (provision)
benefit                          3,033      3,692      (292)             -      6,433
Equity in earnings of
affiliates and subsidiaries    (6,419)      (919)      2,608         6,419      1,689
Minority interest                   -      2,135           -             -      2,135
Earnings (loss) from
continuing operation         (16,187)     (5,695)      7,826         6,419    (7,637)
Earnings (loss) from disposal
of discontinued operations           -      2,316   (11,496)             -    (9,180)
Extraordinary items                  -          -          -             -          -
Net earnings (loss)          $(16,187) $  (3,379)  $   (3,670) $      6,419  $ (16,817)


CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended
December 27, 1998


                                Parent                 Non                   Fairchild
                                Company  Guarantors Guarantors Eliminations Historical
Cash Flows from Operating Activities:
Net earnings (loss)            $(16,187) $(3,379)    $  (3,670) $      6,419  $ (16,817)
Depreciation and
amortization                         151    6,612         4,713            -     11,476
Amortizatin of deferred loan
fees                                 388        -          -            -        388
Accretion of discount on
long-term liabilities              2,578        -          -            -      2,578
Undistributed loss (earnings)
of affiliates                          -        (777)          -            -      (777)
Minority interest                      -      (2,135)          -            -    (2,135)
Change in assets and liabilities  15,294     (36,503)     20,820      (6,419)    (6,808)
Non-cash charges and working
 capital changes
of discontinued operations             -          -    (8,559)            -    (8,559)
Net cash (used for) provided by
operating activities               2,224    (36,182)     13,304            -   (20,654)

Cash Flows from Investing Activities:
Net proceeds received from
(used for) investments                 -    (15,648)          -            -   (15,648)
Purchase of property, plane
and equipment                       (27)     (9,122)    (4,425)            -   (13,574)
Net proceeds from divestiture
of subsidiary                          -      60,397          -            -     60,397
Real estate investment                 -          -   (16,163)            -   (16,163)
Change in net assets held
for sale                               -       3,335          -            -      3,335
Other changes, net                     -         238          -            -        238
Investing activities of
discontinued operations                -           -      (223)            -      (223)
Net cash (used for) provided
by investing activities             (27)      39,200   (20,811)            -     18,362

Cash Flows from Financing Activities:
Proceeds from issuance of debt         -      44,600     11,177            -     55,777
Debt repayment and repurchase
 of debentures(including
 intercompany), net              (2,250)   (59,800)    (7,325)            -   (69,375)
Issuance of Class A common
stock                                 53        129          -            -       182
Purchase of treasury stock             -   (22,101)          -            -   (22,101)
Financing activities of
discontinued operations                -          -        121            -        121
Net cash (used for) provided by
financing activities             (2,197)   (37,172)      3,973            -   (35,396)
Effect of exchange rate changes
on cash                                -          -      4,150            -      4,150
Net change in cash                     -  (34,154)         616            -   (33,538)
Cash and cash equivalents,
beginning of the year                  -    42,175      7,426            -     49,601
Cash and cash equivalents,
end of year                     $      -  $  8,021    $    8,042 $       -     $ 16,063


                ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware, under the name of Banner Industries, Inc. On November 15, 1990, we changed our name from Banner Industries, Inc. to The Fairchild Corporation. We are the owner of 100% of RHI Holdings, Inc. and Banner Aerospace, Inc. RHI is the owner of 100% of Fairchild Holding Corp. Our principal operations are conducted through Fairchild Holding and Banner Aerospace.

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

CAUTIONARY STATEMENT

      Certain statements in this financial discussion and analysis by management contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as ``anticipate,'' ``believe,'' ``could,'' ``estimate,'' ``expect,'' ``intend,'' ``may,'' ``plan,'' ``predict,'' ``project,'' ``will'' and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend projections, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this Quarterly Report on Form 10-
Q. These risks include: product demand; our dependence on the aerospace industry; reliance on Boeing and the Airbus consortium of companies; customer satisfaction and quality issues; labor disputes; competition, including recent intense price competition; our ability to integrate and realize anticipated synergies relating to the acquisition of Kaynar Technologies Inc.; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; and the impact of any economic downturns and inflation, including recent weaknesses in the currency, banking and equity markets of countries in South America and in the Asia/Pacific region.

      If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this financial discussion and analysis by management, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not intend to update the forward-looking statements contained in this Quarterly Report, even if new information, future events or other circumstances have made them incorrect or misleading.

RESULTS OF OPERATIONS

Business Transactions

      The following summarizes certain business combinations and transactions which significantly affect the comparability of the period to period results presented in this Management's Discussion and Analysis of Results of Operations and Financial Condition.

   Fiscal 2000 Transactions

      On December 1, 1999, we disposed of substantially all of the assets and certain liabilities of our Dallas Aerospace subsidiary to United Technologies Inc. for approximately $57.0 million. No gain or loss was recognized from this transaction, as the proceeds received approximated the net carrying value of these assets. Approximately $37.0 million of the proceeds from this disposition is required to be used to reduce indebtedness, unless our senior lenders approve and we otherwise determine.

      On July 29, 1999, we sold our 31.9% interest in Nacanco Paketleme to American National Can Group, Inc. for approximately $48.2 million. In the six months ended January 2, 2000, we recognized a $25.7 million nonrecurring gain from this divestiture. We also agreed to provide consulting services over a three-year period, at an annual fee of approximately $1.5 million. We used the net proceeds from the disposition to reduce our indebtedness.

      On September 3, 1999, we completed the disposal of our Camloc Gas Springs division to a subsidiary of Arvin Industries Inc. for approximately $2.7 million. In addition, we received $2.4 million from Arvin Industries for a covenant not to compete. We recognized a $2.3 million nonrecurring gain from this disposition.

Fiscal 1999 Transactions

      On December 31, 1998, Banner Aerospace consummated the sale of Solair, Inc., its largest subsidiary in the rotables group of the aerospace distribution segment, to Kellstrom Industries, Inc., in exchange for approximately $60.4 million in cash and a warrant to purchase 300,000 shares of common stock of Kellstrom. In December 1998, Banner Aerospace recorded a $19.3 million pre-tax loss from the sale of Solair. This loss was included in cost of goods sold, as it was primarily attributable to the bulk sale of inventory at prices below its carrying amount.

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

     On April 20, 1999, we completed the acquisition of all the capital stock of Kaynar Technologies Inc. for approximately $222 million and assumed approximately $103 million of Kaynar Technologies debt, the majority of which was refinanced at closing. In addition, we paid $28 million for a covenant not to compete from the largest preferred shareholder of Kaynar Technologies. The total cost of the acquisition exceeded the fair value of the net assets of Kaynar Technologies by approximately $269.7 million, which is preliminarily being allocated as goodwill, and amortized over 40 years using the straight-line method. The acquisition was financed with existing cash, the sale of $225 million of 10 3/4% senior subordinated notes due 2009 and proceeds from a new bank credit facility.

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

Consolidated Results

     We currently report in two principal business segments: aerospace fasteners and aerospace distribution. The results of the Gas Springs division, prior to its disposition, were included in the Corporate and Other classification. The following table illustrates the historical sales and operating income of our operations for the three and six months ended January 2, 2000 and December 27, 1998, respectively.

Actual Segment Results
(In thousands)                  Three    Six Months Ended
                               Months
                               Ended
                              1/2/2000 12/27/1998  1/2/2000 12/27/1998

 Sales by Segment:
   Aerospace Fasteners        $124,143 $102,764    $258,563  $199,322
   Aerospace Distribution       28,101     46,838    57,451    97,366
   Corporate and Other               -      1,579       739     3,032
 TOTAL SALES                  $152,244 $151,181    $316,753  $299,720
 Operating Results by
Segment:
   Aerospace Fasteners (a)    $  2,915 $ 10,647    $ 11,790  $ 18,477
   Aerospace Distribution        2,082   (17,285)     4,339  (15,567)
   Corporate and Other         (5,772)    (3,582)   (6,870)   (7,491)
 OPERATING INCOME (LOSS)      $  (775) $(10,220)   $ 9,259   $(4,581)

(a) - Includes restructuring charges of $3.0 million and $6.1 million in the three and six months ended January 2, 2000, respectively.

      The following table illustrates sales and operating income of our operations by segment, on an unaudited pro forma basis, for the three and six months ended January 2, 2000 and December 27, 1998, respectively, as if we had operated in a consistent manner in each of the reported periods. The pro forma results represent the impact of our acquisition of Kaynar Technologies (April
1999), our merger with Banner Aerospace (April 1999), and our dispositions of Dallas Aerospace (December 1999) and Solair (December 1998), as if these transactions had occurred at the beginning of each of our fiscal periods. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if the transactions had been in effect since the beginning of fiscal 1999, nor are they necessarily indicative of our future results.

Pro Forma Segment Results
(In thousands)                  Three                  Six
                               Months                Months
                               Ended                  Ended
                              1/2/2000  12/27/1998  1/2/200012/27/1998

 Sales by Segment:
   Aerospace Fasteners        $124,143     $152,531 $258,563   $ 303,199
   Aerospace Distribution       17,551       16,805   35,757      34,160
   Corporate and Other               -        1,579      739       3,032
 TOTAL SALES                  $141,694   $  170,915 $295,059  $  340,391
 Operating Results by
Segment:
   Aerospace Fasteners        $  2,915   $   15,641 $ 11,790  $   29,745
   Aerospace Distribution          923          746    2,261       1,523
   Corporate and Other         (5,759)      (3,582)  (6,843)     (7,491)
 OPERATING INCOME (LOSS)      $(1,921) $   12,805   $  7,208 $   23,777

      Net sales of $152.2 million in the second quarter of fiscal 2000 increased by $1.1 million compared to sales of $151.2 million in the second quarter of fiscal 1999. Net sales of $316.8 million in the first six months of fiscal 2000 increased by $17.0 million, or 5.7%, compared to sales of $299.7 million in the first six months of fiscal 1999. The improvement is attributable primarily to the increase in revenues provided by the acquisition of Kaynar Technologies, offset partially from the dispositions of Solair and Dallas Aerospace. On a pro forma basis, net sales decreased 17.1% and 13.3% for the three and six months ended January 2, 2000, respectively, compared to the same periods ended December 27, 1998, reflecting weakening demand for our products by the domestic aerospace manufacturers and distributors.

      Gross margin as a percentage of sales was 24.9% and 11.9% in the second quarter of fiscal 2000 and fiscal 1999 and 25.6% and 17.6% for the first six months of fiscal 2000 and fiscal 1999, respectively. Included in cost of goods in the periods ended December 27, 1998, was a charge of $19.3 million that was recognized in the aerospace distribution segment from the bulk sale of inventory at prices below its carrying amount. Excluding this charge, gross margin as a percentage of sales would have been 24.7% and 24.0% in the three and six months ended December 1998, respectively. The higher margins in the fiscal 2000 period are attributable to cost improvement initiatives, offset partially by lower prices. In addition, our aerospace fasteners segment also benefited as a result of the acquisition of Kaynar Technologies and efficiencies achieved from the integration process of facilities.

      Selling, general & administrative expense as a percentage of sales was 23.2% and 18.0% in the second quarter of fiscal 2000 and 1999, respectively, and 21.2% and 18.5% in the first six months of fiscal 2000 and 1999, respectively. The increase is due primarily to our decision to maintain our sales and marketing infrastructure on lower sales volume.

     Other income increased $6.8 million in the first six months of fiscal 2000, compared to the first six months of fiscal 1999. The increase is due primarily to $3.1 million of income recognized from the disposition of non-core property during the current period and a $0.8 million increase in rental income.

      In the six months ended January 2, 2000, we recorded $6.1 million of restructuring charges as a result of the continued integration of Kaynar Technologies into our aerospace fasteners segment. All of the charges recorded during the current six months were a direct result of product and plant integration costs incurred as of January 2, 2000. These costs were classified as restructuring and were the direct result of formal plans to move equipment, close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. As of January 2, 2000, the majority of the integration plans have been executed. During the next six months, we expect to incur additional restructuring charges for product integration costs at our aerospace fasteners segment. We anticipate that our integration process will be substantially complete by the end of fiscal 2000.

      Operating income for the three and six months ended January 2, 2000 improved by $9.4 million and $13.8 million, respectively, as compared to the same periods of the prior year. The increase in the current periods is due primarily to a charge of $19.3 million that was recognized in December 1998, from the bulk sale of inventory at prices below carrying amount, offset partially by $6.1 million of restructuring charges recognized through January 2, 2000.

      Net interest expense increased $8.6 million in the first six months of fiscal 2000, compared to the first six months of fiscal 1999. We expect the trend of reporting increased interest expense to continue throughout fiscal 2000, as a result of additional debt we incurred to finance the acquisition of Kaynar Technologies.

      Nonrecurring income of $28.0 million in the six months ended January 2, 2000 resulted from the disposition of our investment in Nacanco Paketleme and the disposition of our Camloc Gas Springs division.

      An income tax provision of $5.3 million in the first six months of fiscal 2000 represented a 30.3% effective tax rate on pre-tax earnings from continuing operations. The tax provision was slightly lower than the statutory rate because of lower tax rates at some of our foreign operations.

       Comprehensive income (loss) includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available for-sale investment securities. Since June 30, 1999, foreign currency translation adjustments decreased by $3.1 million in the six months ended January 2, 2000. The fair market value of unrealized holding gains on investment securities we own increased by $1.8 million in the six months ended January 2, 2000.

Segment Results

Aerospace Fasteners Segment

      Sales in our Aerospace Fasteners segment increased by $21.4 million in the second quarter of fiscal 2000 and $59.2 million in the first six months of fiscal 2000, as compared to the same periods of fiscal 1999, reflecting growth from acquisitions, offset partially by weakened demand for our products in the commercial aerospace industry. On January 2, 2000, backlog was $201 million compared to $220 million at June 30, 1999. On a pro forma basis, sales decreased by 14.7% in the first six months of fiscal 2000, as compared to the same period of the prior year. Our operations in the United States continue to be negatively impacted by reduced bookings caused by inventory reduction efforts at Boeing and its rippling effect on pricing created by excess capacity in the marketplace.

      Operating income decreased by $7.7 million and $6.7 million in the second quarter and first six months of fiscal 2000, respectively, compared to the fiscal 1999 periods. Included in our current quarter and six months results are restructuring charges of $3.0 million and $6.1 million, respectively, incurred due to the integration of Kaynar Technologies into our Aerospace Fasteners business. Excluding restructuring charges, operating income decreased by $4.7 million and $0.6 million in the second quarter and first six months of fiscal 2000, respectively, compared to the fiscal 1999 periods, reflecting reduced margins due to pricing pressures, offset partially by cost improvement initiatives and acquisitions made during fiscal 1999. Operating expenses continue to be reviewed at all operations as management attempts to reduce operating costs to improve margins in the short term, without being detrimental to operating income on a long term basis. On a pro forma basis and excluding restructuring charges, operating income decreased by $11.9 million for the six months ended January 2, 2000, compared to the six months ended December 27, 1998, due to lower sales levels associated with the weak commercial aerospace industry.

      We believe the demand for aerospace fasteners in fiscal 2000 will remain stable in Europe and will continue to be soft in the United States commercial aerospace market. We anticipate that the negative impact on us of Boeing's inventory reduction program will diminish in the latter part of calendar 2000. We believe that our merger integration savings and production efficiency improvements will partially offset the weakening demand for our products.

Aerospace Distribution Segment

      Sales in our aerospace distribution segment decreased by $18.7 million, or 40.0%, in the second quarter and $39.9 million, or 41.0%, in the first six months of fiscal 2000, compared to the fiscal 1998 periods. The decrease was due to the loss of revenues as a result of the disposition of Solair and Dallas Aerospace. On a pro forma basis, sales increased $1.5 million, or 4.7%, in the current six-month period.

     Operating income increased by $19.4 million in the second quarter and $19.9 million in the fiscal 2000 six-month period, compared to the fiscal 1999 periods. Included in the prior year periods, was a charge of $19.3 million attributable to the bulk sale of Solair inventory at prices below the carrying amount of inventory. On a pro forma basis, operating income increased 48.5% in the first six months ended January 2, 2000, compared to the first six months ended December 27, 1998, reflecting increases in margins and a reduction in corporate overhead.

Corporate and Other

      The Corporate and Other classification included the Camloc Gas Springs division, prior to its disposition, and corporate activities. The group reported a decrease in sales in the second quarter and first six months of fiscal 2000, compared to the fiscal 1999 periods, as a result of the disposition of the Camloc Gas Springs division in September 1999. An operating loss of $6.9 million in the first six months of fiscal 2000 was a $0.6 million improvement, compared to the operating loss of $7.5 million reported in the first six months of fiscal 1999. The current period included other income of $6.9 million due primarily to income recognized from the disposition of non-core property.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Total capitalization as of January 2, 2000 and June 30, 1999 amounted to $941.7 million and $931.6 million, respectively. The changes in capitalization included an increase of $10.0 million in equity due primarily to our reported net earnings, offset partially by a reduction in comprehensive income. Debt remained the same and reflected a $31.7 million decrease in term loan borrowing, as a result of the proceeds received from the divestiture of Nacanco, offset by an increase in revolving loan facilities used to support our operations.

       We maintain a portfolio of investments classified primarily as available-for-sale securities, which had a fair market value of $27.6 million at January 2, 2000. The market value of these investments increased $1.8 million in the six months ended January 2, 2000. While there is risk associated with market fluctuations inherent in stock investments, and because our portfolio is not diversified, large swings in its value should be expected.

      We have an 88-acre site in Farmingdale, New York, which we are developing as a shopping center. We invested approximately $11.1 million into this project in the six months ended January 2, 2000. We estimate funding of approximately $11.2 million is needed to complete construction on the portions of the property currently under development.

      Net cash used by operating activities for the six months ended January 2, 2000 and December 27, 1998 was $58.8 million and $20.7 million, respectively. The primary use of cash for operating activities in the first six months of fiscal 2000 was a $43.3 million increase in inventories and a $22.9 million decrease in accounts payable and other accrued liabilities, offset partially by a $15.0 million decrease in accounts receivable. The primary use of cash for operating activities in the first six months of fiscal 1999 was a $47.5 million decrease in accounts payable and accrued liabilities, and increases in inventories of $20.1 million, offset partially by a $13.6 million decrease in accounts receivable and a $30.2 million increase in other non-current liabilities.

      Net cash provided by investing activities for the six months ended January 2, 2000 and December 27, 1998, amounted to $87.8 million and $18.4 million, respectively. In the first six months of fiscal 2000, the primary source of cash from investing activities was $105.0 million of net proceeds received from the dispositions of Dallas Aerospace, Nacanco and the Camloc Gas Springs division, offset partially by capital expenditures of $16.5 million. In the first six months of fiscal 1999, the primary source of cash from investing activities was $57.0 million of net proceeds received from the disposition of Solair, offset partially by $16.0 million used for capital expenditures.

      Net cash provided by (used for) financing activities for the six months ended January 2, 2000 and December 27, 1998, amounted to $0.2 million and $(35.4) million, respectively. Cash provided by financing activities in the first six months of fiscal 2000 included $161.9 million of proceeds from the issuance of debt and $0.2 million from the issuance of stock, offset by $161.2 million repayment of debt and a $0.6 million purchase of treasury stock. Cash used for financing activities in the first six months of fiscal 1999 included a $69.4 million repayment of debt and a $22.1 million purchase of treasury stock, offset partially by a $55.8 million net increase of additional debt.

     Our principal cash requirements include debt service, capital expenditures, acquisitions, real estate development, and payment of other liabilities. Other liabilities that require the use of cash include postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, cash from borrowings and additional financing and asset sales will be adequate to satisfy our cash requirements in fiscal 2000.

      Our credit agreement requires us to comply with financial covenants at the end of each quarter, including:
      Maintaining an interest coverage ratio
      Maintaining a minimum consolidated fixed charge coverage ratio Maintaining a ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization
      Maintaining a ratio of senior debt to earnings before interest, taxes, depreciation and amortization

      On January 2, 2000, we were in compliance with the credit agreement. Because of the recent downturn in the aerospace industry, our ability to meet these covenants is uncertain and there can be no assurance that we will be able to comply with these covenants in our next fiscal quarter ending April 2, 2000 or the future. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant can result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. We are having ongoing conversations with our bankers to determine if they will be willing to grant a waiver or amendment in the event of default. We are uncertain if our bankers are willing to grant a waiver or amendment in the event of default.

Discontinued Operations

      In 1998, we adopted a formal plan to dispose of Fairchild Technologies. Based on this plan, we have sold a majority of Fairchild Technologies' businesses, including most of its intellectual property, through a series of transactions. On April 14, 1999, we disposed of Fairchild Technologies photoresist deep-ultraviolet track equipment machines, spare parts and testing equipment to Apex Co., Ltd. in exchange for 1,250,000 shares of Apex stock valued at approximately $5.1 million. On June 15, 1999, we received $7.9 million from Suess Microtec AG and the right to receive 350,000 shares of Suess Microtec stock (or at least approximately $3.5 million) by September 2000 in exchange for certain inventory, fixed assets, and intellectual property of Fairchild Technologies' semiconductor equipment group. On May 1, 1999, we sold Fairchild CDI for a nominal amount. In July 1999, we received approximately $7.1 million from Novellus Systems, Inc. in exchange for Fairchild Technologies' Low-K dielectric product line and certain intellectual property. We have been exploring several alternative transactions regarding the disposition of Fairchild Technologies' optical disc equipment group and we expect to dispose of this unit prior to April 2000.

      As of January 2, 2000, we have a remaining accrual of $4.5 million, net of an income tax benefit of $3.3 million, for our current estimate of the remaining losses in connection with the disposition of Fairchild Technologies. While we believe that $4.5 million is a reasonable estimate for the remaining losses to be incurred from Fairchild Technologies, there can be no assurance that this estimate is adequate.

Uncertainty of the Spin-Off

      In order to focus our operations on the aerospace industry, we have been considering for some time distributing to our stockholders certain of our assets via distribution of all of the stock of a new entity, which may own all or a part of our non-aerospace operations. Depending upon the composition of the assets and liabilities to be included in the spin-off, our ability to consummate the spin-off, if we should choose to do so, may be contingent, among other things, on attaining certain milestones under our credit facility, or waivers thereof, and all necessary governmental and third party approvals. There is no assurance that we will be able to reach such milestones or obtain the necessary waivers from our lenders. In addition, we may encounter unexpected delays in effecting the spin-off, and we can make no assurance as to the timing thereof, or as to whether the spin-off will ever occur.

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

Year 2000

      To date, we have not experienced any material problems as a result of the Year 2000 turnover. We do not anticipate that we will have any operating or system problems in connection with the leap year date of February 29, 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists, if any. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. Most of the general qualifying criteria for hedge accounting under SFAS 133 were derived from, and are similar to, the existing qualifying criteria in SFAS 80 "Accounting for Futures Contracts." SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 to defer the required effective date of implementing SFAS 133, from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. We will adopt SFAS 133 in fiscal 2001, and are currently evaluating the financial statement impact.

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

Expected Fiscal Year         2008 (a)
Maturity Date
Interest Rate Swaps:
   Variable to Fixed         100,000
   Average cap rate           6.49%
   Average floor rate         6.24%
   Weighted average rate      6.95%
   Fair Market Value          (777)

(a) - On February 17, 2003, the bank with which we entered into the interest rate swap agreement will have a one-time option to elect to cancel this agreement.
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      The information required to be disclosed under this Item is set forth in Footnote 9 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report.

Item 2. Changes in Securities and Use of Proceeds

      Our stock option deferral plan allows officers and directors who are accredited investors to defer the gain upon exercise of stock options by receiving deferred compensation units instead of shares of stock. The deferred compensation units may be deemed securities issued by the company. The shares issued to an officer or director upon expiration of the deferral period (in exchange for deferred compensation units) have been registered pursuant to a registration statement on form S-8. Under our stock option deferral plan, an aggregate of 50,310 deferred compensation units were issued in November 1999 to the following directors: Phillip David (15,862 deferred compensation units), Harold Harris (15,762 deferred compensation units), and Herbert Richey (18,666 deferred compensation units).

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of our Stockholders was held on November 18, 1999. Five matters of business were held to vote for the following purposes:

Proposal 1 - to elect ten directors for the ensuing year;
Proposal 2 - to amend the Director Stock Option Plan, to permit deferment of compensation;
Proposal 3 - to approve the material terms of the performance goal for the fiscal 2000 incentive compensation award for the President and Chief Operating Officer;
Proposal 4 - to approve the material terms of the performance goal for the fiscal 2000 incentive compensation award for the Chief Executive Officer; Proposal 5 to approve an amendment to the material terms of the performance goal for the fiscal 2000 incentive compensation awards for the Chief Executive Officer and for the President and Chief Operating Officer, by restricting the payment of certain "extraordinary transaction" bonuses in fiscal 2000.

      The following tables provide the results of shareholder voting on each proposal, expressed in number of shares:

Proposal 1

Directors:                    Votes For       Votes
                                           Withheld
 Melville R. Barlow
                             42,128,852   3,829,236
 Mortimer M. Caplin
                             42,124,877   3,833,211
 Philip David
                             42,128,132   3,829,956
 Robert E. Edwards
                             42,126,904   3,831,184
 Steven L. Gerard
                             42,130,352   3,827,736
 Harold J. Harris
                             42,125,632   3,832,456
 Daniel Lebard
                             42,130,582   3,827,506
 Herbert S. Richey
                             42,123,022   3,835,066
 Eric I. Steiner
                             42,087,141   3,870,947
 Jeffrey J. Steiner
                             41,155,407   4,802,681

                              Votes For       Votes   Abstain    Non-Vote
                                            Against
 Proposal 2
                             40,188,631   5,739,984    29,473           -
 Proposal 3
                             33,388,235   8,383,989 1,178,361   3,007,503
 Proposal 4
                             33,381,145   8,388,543 1,180,897   3,007,503
 Proposal 5
                             30,329,423           -         -  15,628,665

Item 5.  Other Information

     Articles have appeared in the French press reporting an inquiry by a French magistrate into certain allegedly improper business transactions involving Elf Acquitaine, a French petroleum company, its former chairman and various third parties, including Maurice Bidermann. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted written statements concerning the transactions and appeared in person before the magistrate and others. The magistrate has put Mr. Steiner under examination (mis en examen) with respect to this matter and imposed a surety (caution) of ten million French francs which has been paid. Mr. Steiner has not been charged.

Item 6.  Exhibits and Reports on Form 8-K

 (a)Exhibits:

*10.1   Amendment  No. 1, dated as of November 29, 1999 to the Credit  Agreement dated as of April 20, 1999.

10.2 Asset Purchase Agreement dated as of October 22, 1999, among The Fairchild Corporation, Banner Aerospace, Inc., Dallas Aerospace, Inc., and United Technologies Corporation, acting through its Pratt & Whitney Division (incorporated by reference to the Registrant's Report on Form 8-K dated December 13, 1999).
*27   Financial Data Schedules.

* - Filed herewith

 (b)Reports on Form 8-K:

       On October 26, 1999, and on December 13, 1999, as amended, we filed a Form 8-K to report on Item 5 and Item 7 regarding the disposition of Dallas Aerospace, Inc. The December 13, 1999 Form 8-K includes unaudited pro forma consolidated statements of earnings for the year ended June 30, 1999 and for the three months ended October 3, 1999, and unaudited pro forma consolidated balance sheet as of October 3, 1999, giving effect to the disposition of Dallas Aerospace.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.



For THE FAIRCHILD CORPORATION
(Registrant) and as its Chief
Financial Officer:



By:
Colin M. Cohen
Senior Vice President and
Chief Financial Officer




Date:February 16, 2000