Form 10-Q
period 2000-04-02
FAIRCHILD CORP
filed 2000-05-15
CIK 9779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2000

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

Outstanding at

Title of Class April 2, 2000

Class A Common Stock, $0.10 Par Value 22,414,722

Class B Common Stock, $0.10 Par Value 2,621,652

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets as of April 2, 2000 (Unaudited) and

June 30, 1999 3

Consolidated Statements of Earnings (Unaudited) for the Three and Nine

Months ended April 2, 2000 and March 28, 1999 5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine

Months ended April 2, 2000 and March 28, 1999 7

Notes to Condensed Consolidated Financial Statements (Unaudited) 8

Item 2. Management's Discussion and Analysis of Results of Operations and

Financial Condition 19

Item 3. Quantitative and Qualitative Disclosure About Market Risk 27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings 28

Item 2.Changes in Securities and Use of Proceeds 28

Item 4.Submission of Matters to a Vote of Security Holders 28

Item 5.Other Information 28

Item 6. Exhibits and Reports on Form 8-K 28

All references in this Quarterly Report on Form 10-Q to the terms ''we,'' ''our,'' ''us,'' the ''Company'' and ''Fairchild'' refer to The Fairchild Corporation and its subsidiaries. All references to ''fiscal'' in connection with a year shall mean the 12 months ended June 30.

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 2, 2000 (Unaudited) and June 30, 1999

(In thousands)

ASSETS


	April 2,	June 30,
ASSETS	2000	1999
		(*)
CURRENT ASSETS:
Cash and cash equivalents, $52,987 and $15,752 restricted	$ 85,605	$ 54,860
Short-term investments	13,164	13,094
Accounts receivable-trade, less allowances of $4,427 and $6,442	121,733	130,121
Inventories:
Finished goods	138,719	137,807
Work-in-process	34,957	38,316
Raw materials	11,201	14,116
	184,877	190,239
Prepaid expenses and other current assets	64,660	73,926
Total Current Assets	470,039	462,240

Property, plant and equipment, net of accumulated
depreciation of $138,997 and $103,556	181,872	184,065
Net assets held for sale	20,058	21,245
Cost in excess of net assets acquired (Goodwill), less
accumulated amortization of $56,729 and $40,307	429,244	447,722
Investments and advances, affiliated companies	10,242	31,791
Prepaid pension assets	64,104	63,958
Deferred loan costs	15,079	13,077
Real estate investment	108,859	83,791
Long-term investments	12,773	15,844
Other assets	7,373	5,053
TOTAL ASSETS	$1,319,643	$1,328,786

*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 2, 2000 (Unaudited) and June 30, 1999

(In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY
	April 2,	June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY	2000	1999
CURRENT LIABILITIES:		(*)
Bank notes payable and current maturities of long-term debt	$ 29,201	$ 28,860
Accounts payable	51,751	72,271
Accrued liabilities:
Salaries, wages and commissions	41,345	43,095
Employee benefit plan costs	7,818	5,204
Insurance	9,916	14,216
Interest	13,057	7,637
Other accrued liabilities	46,457	50,984
	118,593	121,136
Net current liabilities of discontinued operations	6,082	10,999
Total Current Liabilities	205,627	233,266

LONG-TERM LIABILITES:
Long-term debt, less current maturities	489,581	495,283
Other long-term liabilities	24,345	25,904
Retiree health care liabilities	46,251	44,813
Noncurrent income taxes	138,584	121,961
Minority interest in subsidiaries	64	59
TOTAL LIABILITIES	904,452	921,286

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; authorized
40,000 shares, 30,064 (29,754 in June) shares issued and
22,415 (22,259 in June) shares outstanding	3,006	2,975
Class B common stock, $0.10 par value; authorized 20,000
shares, 2,622 shares issued and outstanding	262	262
Paid-in capital	231,046	229,038
Retained earnings	265,682	252,030
Cumulative other comprehensive income	(9,296)	(2,703)
Treasury stock, at cost, 7,649 (7,496 in June) shares of Class A common stock	(75,509)	(74,102)
TOTAL STOCKHOLDERS' EQUITY	415,191	407,500
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,319,643	$1,328,786

*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS (Unaudited)


For The Three (3) and Nine (9) Months Ended April 2, 2000 and March 28, 1999

(In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	04/02/00	03/28/99	04/02/00	03/28/99
REVENUE:
Net sales	$158,029	$146,352	$474,782	$446,072
Other income, net	2,031	704	9,641	1,473
	160,060	147,056	484,423	447,545
COSTS AND EXPENSES:
Cost of goods sold	117,527	109,462	353,261	356,448
Selling, general & administrative	31,325	28,049	98,530	83,495
Amortization of goodwill	3,082	1,364	9,190	4,002
Restructuring	1,399	-	7,456	-
	153,333	138,875	468,437	443,945
OPERATING INCOME	6,727	8,181	15,986	3,600
Interest expense	13,717	7,075	38,045	22,281
Interest income	(2,041)	(267)	(3,598)	(1,326)
Net interest expense	11,676	6,808	34,447	20,955
Investment income	6,272	36,876	9,150	37,710
Nonrecurring gain	852	-	28,855	-
Earnings from continuing operations before taxes	2,175	38,249	19,544	20,355
Income tax provision	(156)	(13,749)	(5,422)	(7,316)
Equity in earnings (loss) of affiliates, net	603	132	(470)	1,821
Minority interest, net	-	(4,249)	-	(2,114)
Earnings from continuing operations	2,622	20,383	13,652	12,746
Loss on disposal of discontinued operations, net	-	(19,694)	-	(28,874)
NET EARNINGS (LOSS)	$ 2,622	$ 689	$ 13,652	$(16,128)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,660)	(6,139)	(6,742)	1,413
Unrealized holding changes on securities arising during the period	(1,690)	(12,865)	149	(15,620)
Other comprehensive loss	(5,350)	(19,004)	(6,593)	(14,207)
COMPREHENSIVE INCOME (LOSS)	$(2,728)	$(18,315)	$ 7,059	$(30,335)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS (Unaudited)

For The Three (3) and Nine (9) Months Ended April 2, 2000 and March 28, 1999


(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	04/02/00	03/28/99	04/02/00	03/28/99
BASIC EARNINGS PER SHARE:
Earnings from continuing operations	$ 0.10	$ 0.93	$ 0.55	$ 0.58
Loss on disposal of discontinued operations, net	-	(0.90)	-	(1.30)
NET EARNINGS (LOSS)	$ 0.10	$ 0.03	$ 0.55	$ (0.72)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$ (0.15)	$ (0.28)	$ (0.27)	$ 0.06
Unrealized holding changes on securities arising during the period	(0.07)	(0.59)	0.01	(0.71)
Other comprehensive loss	(0.22)	(0.87)	(0.26)	(0.65)
COMPREHENSIVE INCOME (LOSS)	$ (0.12)	$ (0.84)	$ 0.29	$ (1.37)

DILUTED EARNINGS PER SHARE:
Earnings from continuing operations	$ 0.10	$ 0.92	$ 0.54	$ 0.57
Loss on disposal of discontinued operations, net	-	(0.89)	-	(1.28)
NET EARNINGS (LOSS)	$ 0.10	$ 0.03	$ 0.54	$ (0.71)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$ (0.14)	$ (0.28)	$ (0.27)	$ 0.06
Unrealized holding changes on securities arising during the period	(0.07)	(0.58)	0.01	(0.69)
Other comprehensive loss	(0.21)	(0.86)	(0.26)	(0.63)
COMPREHENSIVE INCOME (LOSS)	$ (0.11)	$ (0.83)	$ 0.28	$ (1.34)
Weighted average shares outstanding:
Basic	24,975	21,872	24,922	22,129
Diluted	25,297	22,165	25,416	22,552

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For The Nine (6) Months Ended April 2, 2000 and March 28, 1999


(In thousands)
	For the Nine Months Ended
	04/02/2000	03/28/1999
Cash flows from operating activities:
Net earnings	$ 13,652	$(16,128)
Depreciation and amortization	30,314	17,371
Accretion of discount on long-term liabilities	2,845	3,854
Amortization of deferred loan fees	902	888
Net gain on divestiture of investment in affiliates	(26,598)	-
Net gain on divestiture of subsidiary	(2,256)	-
Distributed (undistributed) earnings of affiliates, net	723	3,376
Minority interest	-	2,114
Change in assets and liabilities	(52,293)	(19,907)
Non-cash charges and working capital changes of discontinued operations	(12,535)	12,445
Net cash provided by (used for) operating activities	(45,246)	4,013
Cash flows from investing activities:
Purchase of property, plant and equipment	(24,805)	(18,694)
Acquisition of subsidiaries, net of cash acquired	-	(3,940)
Net proceeds received from investment securities	13,571	173,424
Net proceeds received from divestiture of investment in affiliates	46,886	-
Net proceeds received from divestiture of subsidiaries	61,906	60,397
Real estate investment	(26,419)	(24,524)
Investment in equity affiliates	(2,476)	-
Proceeds received from net assets held for sale	4,672	3,526
Other, net	-	283
Investing activities of discontinued operations	7,100	(542)
Net cash provided by investing activities	80,435	189,930
Cash flows from financing activities:
Proceeds from issuance of debt	198,172	80,127
Debt repayments	(201,453)	(135,569)
Issuance of Class A common stock	286	153
Purchase of treasury stock	(486)	(22,101)
Financing activities of discontinued operations	-	30
Net cash used for financing activities	3,481)	(77,360)
Effect of exchange rate changes on cash	(963)	1,162
Net change in cash and cash equivalents	30,745	117,745
Cash and cash equivalents, beginning of the year	54,860	49,601
Cash and cash equivalents, end of the period	$ 85,605	$ 167,346

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

  FINANCIAL STATEMENTS

  The consolidated balance sheet as of April 2, 2000 and the consolidated statements of earnings and cash flows for the nine months ended April 2, 2000 and March 28, 1999 have been prepared by us, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 2, 2000, and for all periods presented, have been made. The balance sheet at June 30, 1999 was condensed from the audited financial statements as of that date.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our June 30, 1999 Annual Report on Form 10-K. The results of operations for the period ended April 2, 2000 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

  DIVESTITURES

  On December 1, 1999, we disposed of substantially all of the assets and certain liabilities of our Dallas Aerospace subsidiary to United Technologies Inc. for approximately $57.0 million. No gain or loss was recognized from this transaction, as the proceeds received approximated the net carrying value of the assets. Approximately $37.0 million of the proceeds from this disposition will be used to reduce our term indebtedness.

  On September 3, 1999, we completed the disposal of our Camloc Gas Springs division to a subsidiary of Arvin Industries Inc. for approximately $2.7 million. In addition, we received $2.4 million from Arvin Industries for a covenant not to compete. We recognized a $2.3 million nonrecurring gain from this disposition. We used the net proceeds from the disposition to reduce our indebtedness.

  On July 29, 1999, we sold our 31.9% interest in Nacanco Paketleme to American National Can Group, Inc. for approximately $48.2 million. In the nine months ended April 2, 2000, we recognized a $25.7 million nonrecurring gain from this divestiture. We also agreed to provide consulting services over a three-year period, at an annual fee of approximately $1.5 million. We used the net proceeds from the disposition to reduce our indebtedness.

  DISCONTINUED OPERATIONS

  In 1998, we adopted a formal plan to dispose of Fairchild Technologies. Based on this plan, we have sold the Fairchild Technologies' businesses, including most of its intellectual property, through a series of transactions. On April 14, 1999, we disposed of Fairchild Technologies photoresist deep-ultraviolet track equipment machines, spare parts and testing equipment to Apex Co., Ltd. in exchange for 1,250,000 shares of Apex stock valued at approximately $5.1 million. On June 15, 1999, we received from Suess Microtec AG $7.9 million and the right to receive 350,000 shares of Suess Microtec stock, or at least approximately $3.5 million, by September 2000 in exchange for certain inventory, fixed assets, and intellectual property of Fairchild Technologies' semiconductor equipment group. On May 1, 1999, we sold Fairchild CDI for a nominal amount. In July 1999, we received approximately $7.1 million from Novellus Systems, Inc. in exchange for Fairchild Technologies' Low-K dielectric product line and certain intellectual property. On April 14, 2000, we completed the disposition of Fairchild Technologies' optical disc equipment group to Convac Technologies Ltd. for a nominal amount (See Note 12).

  As of April 2, 2000, we have a remaining accrual of $4.4 million, net of an income tax benefit of $3.2 million, for our current estimate of the remaining losses in connection with the disposition of Fairchild Technologies' businesses when the Optical Disc Equipment Group was sold to Convac Technologies. While we believe that $4.4 million is a reasonable estimate of the remaining losses to be incurred from Fairchild Technologies, this estimate may prove to be inadequate.

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



For the nine months ended:	April 2,	March 28,
	2000	1999
Net sales	$ 453,088	$ 516,574
Gross profit	117,465	138,264
Net earnings (loss)	(4,417)	22,033
Net earnings (loss), per basic share	$ (0.18)	$ 0.88
Net earnings (loss), per diluted share	$ (0.18)	$ 0.83



  EQUITY SECURITIES

  We had 22,414,722 shares of Class A common stock and 2,621,652 shares of Class B common stock outstanding at April 2, 2000. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. For the nine months ended April 2, 2000, 85,795 and 14,968 shares of Class A common stock were issued as a result of the exercise of stock options and the Special-T restricted stock plan, respectively. Under the terms of our acquisition of Special-T, we issued 44,079 restricted shares of our Class A common stock during the nine months ended April 2, 2000, as additional merger consideration. On February 23, 2000, we issued 63,300 restricted shares of Class A common stock as a result of a cashless exercise of 250,000 warrants. In addition, our Class A common stock outstanding was reduced as a result of 52,000 shares purchased by us during the first nine months of fiscal 2000, which are considered as treasury stock for accounting purposes.

  During the nine months ended April 2, 2000, we issued 121,244 deferred compensation units pursuant to our stock option deferral plan, as a result of the exercise of 228,891 stock options. Each deferred compensation unit is represented by one share of our treasury stock and is convertible into one share of Class A common stock after a specified period of time.

  RESTRICTED CASH

  On April 2, 2000 and June 30, 1999, we had restricted cash of $52,987 and $15,752, respectively, all of which is maintained as collateral for certain debt facilities and escrow arrangements.

  NEW TERM LOAN AGREEMENT

  On March 23, 2000, we entered into a $30,750 term loan agreement with Morgan Guaranty Trust Company of New York. The loan is secured by all of the rental property of the Fairchild Airport Plaza shopping center located in Farmingdale, New York, including tenant leases and mortgage escrows. Borrowings under this agreement will mature on April 1, 2003, and bear interest at the rate of LIBOR plus 3.5% per annum. If our debt coverage ratio at any time reaches a threshold of 1.4 or greater, the interest rate will be reduced to LIBOR plus 3.1%. We may borrow up to an additional $19,250 at the same terms dependent on our ability to meet certain operating ratios on or before July 17, 2000.

  In conjunction with this loan, we purchased an interest rate cap agreement for $183 from the lender, which provides for a maximum rate of interest of 11.625% and will mature on April 1, 2003. The cost of this agreement is being amortized as additional interest expense over the life of the loan.

  EARNINGS PER SHARE

  The following table illustrates the computation of basic and diluted earnings per share:



	Three Months Ended		Nine Months Ended
	04/02/2000	03/28/1999	04/02/2000	03/28/1999
Basic earnings per share:
Earnings from continuing operations	$ 2,622	$ 20,383	$ 13,652	$ 12,746
Common shares outstanding	24,975	21,872	24,922	22,129
Basic earnings from continuing operations per share	$ 0.10	$ 0.93	$ 0.55	$ 0.58

Diluted earnings per share:
Earnings from continuing operations	$ 2,622	$ 20,383	$ 13,652	$ 12,746
Common shares outstanding	24,975	21,872	24,922	22,129
Options	138	208	214	128
Warrants	184	85	280	295
Total shares outstanding	25,297	22,165	25,416	22,552
Diluted earnings from continuing operations per share	$ 0.10	$ 0.92	$ 0.54	$ 0.57



  Stock options entitled to purchase 1,820,014 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and nine months ended April 2, 2000. These shares could be dilutive in subsequent periods.

  RESTRUCTURING CHARGES

  In the nine months ended April 2, 2000, we recorded $7.5 million of restructuring charges as a result of the continued integration of Kaynar Technologies into our aerospace fasteners segment. All of the charges recorded during the current nine months were a direct result of product and plant integration costs incurred as of April 2, 2000. These costs were classified as restructuring and were the direct result of formal plans to move equipment, close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. As of April 2, 2000, the majority of the integration plans have been executed. During the next three months, we expect to incur additional restructuring charges for product integration costs at our aerospace fasteners segment. We anticipate that our integration process will be substantially complete by the end of fiscal 2000.

  CONTINGENCIES

  Government Claims

  The Corporate Administrative Contracting Officer, based upon the advice of the United States Defense Contract Audit Agency, alleged that a former subsidiary of ours did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for (i) the 1985 reversion of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of our former subsidiary's business. In January 2000, we paid the government $1.1 million to settle these pension accounting issues.

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

  In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition. In addition, we have identified several areas of potential contamination related to other facilities owned, or previously owned, by us, that may require us either to take corrective action or to contribute to a clean-up. We are also a defendant in certain lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters and we have been alleged to be a potentially responsible party at various "superfund" sites. We believe that we have recorded adequate reserves in our financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any environmental liability, unless such parties are contractually obligated to contribute and are not disputing such liability.

  As of April 2, 2000, the consolidated total of our recorded liabilities for environmental matters was approximately $9.3 million, which represented the estimated probable exposure for these matters. It is reasonably possible that our total exposure for these matters could be approximately $16.5 million.

  Other Matters

  On January 12, 1999, AlliedSignal asserted indemnification claims against us for $18.9 million, arising from the disposition of Banner Aerospace's hardware business to AlliedSignal. We believe that the amount of the claim is far in excess of any amount that AlliedSignal is entitled to recover from us.

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



CONSOLIDATING STATEMENTS OF EARNINGS
For the Nine Months Ended
April 2, 2000
	Parent Company	Guarantors	Non Guarantors	Eliminations	Fairchild Historical

Net Sales	$ -	$ 349,717	$ 126,853	$ (1,788)	$ 474,782
Costs and expenses
Cost of sales	-	263,174	91,875	(1,788)	353,261
Selling, general & administrative	3,861	66,859	18,169	-	88,889
Restructuring	-	7,456	-	-	7,456
Amortization of goodwill	385	8,040	765	-	9,190
	4,246	345,529	110,809	(1,788)	458,796
Operating income (loss)	(4,246)	4,188	16,044	-	15,986

Net interest expense	37,283	(8,568)	5,732	-	34,447
Investment (income) loss, net	(6)	(9,144)	-	-	(9,150)
Intercompany dividends	-	-	18,515	(18,515)	-
Nonreucrring income on
Disposition of subsidiary	-	(3,123)	(25,732)	-	(28,855)
Earnings (loss) before taxes	(41,523)	25,023	17,529	18,515	19,544
Income tax (provision) benefit	(4,476)	(137)	(809)	-	(5,422)
Equity in earnings of
affiliates and subsidiaries	59,651	-	-	(60,121)	(470)
Minority interest	-	-	-	-	-
Earnings (loss) from continuing operations	13,652	24,886	16,720	(41,606)	13,652
Earnings (loss) from disposal of discontinued operations	-	-	-	-	-
Net earnings (loss)	$ 13,652	$ 24,886	$ 16,720	$ (41,606)	$ 13,652





CONSOLIDATING BALANCE SHEET
April 2, 2000
	Parent Company	Guarantors	Non Guarantors	Eliminations	Fairchild Historical

Cash	$ 133	$ 67,932	$ 17,540	$ -	$ 85,605
Marketable securities	71	13,093	-	-	13,164
Accounts receivable (including intercompany),
less allowances	2,811	76,120	42,802	-	121,733
Inventory, net	-	137,786	47,091	-	184,877
Prepaid and other current assets	344	58,736	5,580	-	64,660
Net current assets of discontinued operations	-	-	-	-	-
Total current assets	3,359	353,667	113,013	-	470,039

Investment in Subsidiaries	946,237	-	-	(946,237)	-
Net fixed assets	523	138,907	42,442	-	181,872
Net assets held for sale	-	20,058	-	-	20,058
Investments in affiliates	945	9,297	-	-	10,242
Goodwill	5,175	391,014	33,055	-	429,244
Deferred loan costs	13,536	23	1,520	-	15,079
Prepaid pension assets	-	64,104	-	-	64,104
Real estate investment	-	-	108,859	-	108,859
Long-term investments	355	12,418	-	-	12,773
Other assets	18,305	(11,504)	572	-	7,373
Total assets	$ 988,435	$ 977,984	$ 299,461	$ (946,237)	$ 1,319,643

Bank notes payable & current maturities of debt	$ 2,250	$ 2,133	$ 24,818	$ -	$ 29,201
Accounts payable (including intercompany)	239	37,043	14,468	-	51,750
Other accrued expenses	(12,786)	110,265	21,114	-	118,593
Net current liabilities of discontinued operations	-	-	6,082	-	6,082
Total current liabilities	(10,297)	149,441	66,482	-	205,626

Long-term debt, less current maturities	445,650	8,241	35,690	-	489,581
Other long-term liabilities	405	17,259	6,681	-	24,345
Noncurrent income taxes	137,486	878	220	-	138,584
Retiree health care liabilities	-	41,722	4,529	-	46,251
Minority interest in subsidiaries	-	19	46	-	65
Total liabilities	573,244	217,560	113,648	-	904,452

Class A common stock	2,995	-	5,195	(5,184)	3,006
Class B common stock	262	-	-	-	262
Paid-in-capital	5,041	226,005	252,111	(252,111)	231,046
Retained earnings	482,678	535,929	(63,983)	(688,942)	265,682
Cumulative other comprehensive income	(764)	(1,022)	(7,510)	-	(9,296)
Treasury stock, at cost	(75,021)	(488)	-	-	(75,509)
Total stockholders' equity	415,191	760,424	185,813	(946,237)	415,191
Total liabilities & stockholders' equity	$ 988,435	$ 977,984	$ 299,461	$ (946,237)	$ 1,319,643





CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended
April 2, 2000
	Parent Company	Guarantors	Non Guarantors	Eliminations	Fairchild Historical

Cash Flows from Operating Activities:
Net earnings (loss)	$13,652	$ 24,886	$ 16,720	$ (41,606)	$ 13,652
Depreciation and amortization	478	23,430	6,406	-	30,314
Amortization of deferred loan fees	894	2	6	-	902
Accretion of discount on long-term liabilities	-	2,845	-	-	2,845
(Gain) on sale of affiliate investment and divestiture of subsidiary	-	-	(28,854)	-	(28,854)
Undistributed loss (earnings) of affiliates	-	723	-	-	723
Change in assets and liabilities	20,001	(103,237)	(10,663)	41,606	(52,293)
Non-cash charges and working capital changes of discontinued operations	-	-	(12,535)	-	(12,535)
Net cash (used for) provided by operating activities	35,025	(51,351)	(28,920)	-	(45,246)

Cash Flows from Investing Activities:
Net proceeds from (used for) investments	-	13,571	-	-	13,571
Purchase of property, plant and equipment	(5)	(19,326)	(5,474)	-	(24,805)
Equity investment in affiliates	-	2,476)	-	-	(2,476)
Net proceeds from sale of affiliate investements and divestiture of subsidiaries	-	57,000	51,792	-	108,792
Real estate investment	-	-	(26,419)	-	(26,419)
Proceeds from net assets held for sale	-	4,672	-	-	4,672
Investing activities of discontinued operations	-	-	7,100	-	7,100

Net cash (used for) provided by investing activities	(5)	53,441	26,999	-	80,435

Cash Flows from Financing Activities:
Proceeds from issuance of debt	45,600	110,570	42,002	-	198,172
Debt repayment and repurchase of debentures (including intercompany), net	(80,800)	(86,049)	(34,604)	-	(201,453)
Issuance of Class A common stock	286	-	-	-	286
Purchase of treasury stock	-	(486)	-	-	(486)
Financing activities of discontinued operations	-	-	-	-	-
Net cash (used for) provided by financing activities	(34,914)	24,035	7,398	-	(3,481)
Effect of exchange rate changes on cash	-	14	(977)	-	(963)
Net change in cash and cash equivalents	106	26,139	4,500	-	30,745
Cash and cash equivalents, beginning of the year	27	41,793	13,040	-	54,860
Cash and cash equivalents, end of the year	$ 133	$ 67,932	$ 17,540	$ -	$ 85,605





CONSOLIDATING STATEMENTS OF EARNINGS
For the Nine Months Ended
March 28, 1999
	Parent Company	Guarantors	Non Guarantors	Eliminations	Fairchild Historical

Net Sales	$ -	$ 323,011	$ 123,631	$ (570)	$ 446,072
Costs and expenses
Cost of sales	-	265,769	91,249	(570)	356,448
Selling, general & administrative	3,412	58,715	19,895	-	82,022
Amortization of goodwill	184	3,159	659	-	4,002
	3,596	327,643	111,803	(570)	442,472

Operating income (loss)	(3,596)	(4,632)	11,828	-	3,600

Net interest expense	16,091	3,375	1,489	-	20,955
Investment (income) loss, net	-	(37,710)	-	-	(37,710)
Earnings (loss) before taxes	(19,687)	29,703	10,339	-	20,355

Income tax (provision) benefit	7,076	(10,678)	(3,714)	-	(7,316)
Equity in earnings of affiliates and subsidiaries	(3,517)	(284)	2,105	3,517	1,821
Minority interest	-	(2,090)	(24)	-	(2,114)
Earnings (loss) from continuing operations	(16,128)	16,651	8,706	3,517	12,746
Earnings (loss) from disposal of discontinued operations	-	-	(28,874)	-	(28,874)
Net earnings (loss)	$(16,128)	$ 16,651	$ (20,168)	$ 3,517	$ (16,128)





CONSOLIDATING BALANCE SHEET
June 30, 1999
	Parent Company	Guarantors	Non Guarantors	Eliminations	Fairchild Historical
Cash	$ 27	$ 41,793	$ 13,040	$ -	$ 54,860
Marketable securities	71	13,023	-	-	13,094
Accounts Receivable (including intercompany),less allowances	549	52,929	76,643	-	130,121
Inventory, net	(182)	145,080	45,341	-	190,239
Prepaid and other current assets	1,297	69,000	3,629	-	73,926
Total current assets	1,762	321,825	138,653	-	462,240

Investment in Subsidiaries	841,744	-	-	(841,744)	-
Net fixed assets	611	137,852	45,602	-	184,065
Net assets held for sale	-	21,245	-	-	21,245
Investments in affiliates	1,300	13,135	17,356	-	31,791
Goodwill	5,533	402,595	39,594	-	447,722
Deferred loan costs	13,029	26	22	-	13,077
Prepaid pension assets	-	63,958	-	-	63,958
Real estate investment	-	-	83,791	-	83,791
Long-term investments	-	15,844	-	-	15,844
Other assets	16,244	(11,865)	674	-	5,053
Total assets	$880,223	$ 964,615	$ 325,692	$ (841,744)	$ 1,328,786

Bank notes payable & current maturities of debt	$ 2,250	$ 2,548	$ 24,062	$ -	$ 28,860
Accounts payable (including intercompany)	972	12,824	58,475	-	72,271
Other accrued expenses	7,272	99,669	14,195	-	121,136
Net current liabilities of discontinued operations	-	-	10,999	-	10,999
Total current liabilities	10,494	115,041	107,731	-	233,266

Long-term debt, less current maturities	480,850	9,908	4,525	-	495,283
Other long-term liabilities	405	18,138	7,361	-	25,904
Noncurrent income taxes	(19,026)	140,749	238	-	121,961
Retiree health care liabilities	-	40,189	4,624	-	44,813
Minority interest in subsidiaries	-	9	50	-	59
Total liabilities	472,723	324,034	124,529	-	921,286
Class A common stock	2,775	200	5,085	(5,085)	2,975
Class B common stock	262	-	-	-	262
Paid-in-capital	2,138	226,900	263,058	(263,058)	229,038
Retained earnings	477,191	413,483	(65,043)	(573,601)	252,030
Cumulative other comprehensive income	(764)	(2)	(1,937)	-	(2,703)
Treasury stock, at cost	(74,102)	-	-	-	(74,102)
Total stockholders' equity	407,500	640,581	201,163	(841,744)	407,500
Total liabilities & stockholders' equity	$880,223	$ 964,615	$ 325,692	$ (841,744)	$ 1,328,786





CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended
March 28, 1999
	Parent Company	Guarantors	Non Guarantors	Eliminations	Fairchild Historical

Cash Flows from Operating Activities:
Net earnings (loss)	$(16,128)	$ 16,651	$ (20,168)	$ 3,517	$ (16,128)
Depreciation and amortization	278	11,791	5,302	-	17,371
Amortization of deferred loan fees	888	-	-	-	888
Accretion of discount on long-term liabilities	-	3,854	-	-	3,854
Undistributed loss (earnings) of affiliates	-	488	2,888	-	3,376
Minority interest	-	1,364	750	-	2,114
Change in assets and liabilities	27,964	(48,047)	3,693	(3,517)	(19,907)
Non-cash charges and working capital changes of discontinued operations	-	-	12,445	-	12,445
Net cash (used for) provided by operating activities	13,002	(13,899)	4,910	-	4,013

Cash Flows from Investing Activities:
Net proceeds from (used for) investments	-	173,424	-	-	173,424
Purchase of property, plant and equipment	(37)	(10,361)	(8,296)	-	(18,694)
Net proceeds from divestiture of subsidiaries	-	60,397	-	-	60,397
Acquisition of subsidiaries, net of cash acquired	-	-	(3,940)	-	(3,940)
Proceeds from net assets held for sale	-	3,526	-	-	3,526
Real estate investment	-	-	(24,524)	-	(24,524)
Investing activities of discontinued operations	-	-	(542)	-	(542)
Other, net	-	283	-	-	283
Net cash (used for) provided by investing activities	(37)	227,269	(37,302)	-	189,930

Cash Flows from Financing Activities:
Proceeds from issuance of debt	17,000	63,127	-	-	80,127
Debt repayment and repurchase of debentures (including intercompany), net	(10,050)	(155,379)	29,860	-	(135,569)
Issuance of Class A common stock	154	(1)	-	-	153
Purchase of treasury stock	-	(22,101)	-	-	(22,101)
Financing activities of discontinued operations	-	-	30	-	30
Net cash (used for) provided by financing activities	7,104	(114,354)	29,890	-	(77,360)
Effect of exchange rate changes on cash	-	-	1,162	-	1,162
Net change in cash and cash equivalents	20,069	99,016	(1,340)	-	117,745
Cash and cash equivalents, beginning of the year	-	42,175	7,426	-	49,601
Cash and cash equivalents, end of the year	$ 20,069	$ 141,191	$ 6,086	$ -	$ 167,346



  SUBSEQUENT EVENTS

On April 13, 2000, we completed a spin-off to our stockholders of the shares of Fairchild (Bermuda) Ltd. On April 14, 2000, Fairchild (Bermuda) sold to Convac Technologies Ltd. the Optical Disc Equipment Group business formerly owned by Fairchild Technologies. Subsequently, on April 14, 2000, Fairchild (Bermuda), renamed Global Sources Ltd., completed an exchange of approximately 95% of its shares for 100% of the shares of Trade Media Holdings Limited, an Asian based, Business-to-Business online and traditional marketplace services provider. After the share exchange, our stockholders owned 1,183,081 shares of the 26,152,308 issued shares of Global Sources. Global Sources shares are listed on the NASDAQ under the symbol "GSOL".

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

GENERAL

We are a leading worldwide aerospace and industrial fastener manufacturer and distribution logistics manager and, through Banner Aerospace, an international supplier to airlines and general aviation businesses, distributing a wide range of aircraft parts and related support services. Through internal growth and strategic acquisitions, we have become one of the leading suppliers of fasteners to aircraft OEMs, such as Boeing, Lockheed Martin, Northrop Grumman, and the Airbus consortium of Aerospatiale, DaimlerChrysler Aerospace, BAE Systems and CASA.

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

CAUTIONARY STATEMENT

Certain statements in this financial discussion and analysis by management contain certain "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operation and business. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as ''anticipate,'' ''believe,'' ''could,'' ''estimate,'' ''expect,'' ''intend,'' ''may,'' ''plan,'' ''predict,'' ''project,'' ''will'' and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend projections, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this Quarterly Report on Form 10-Q. These risks include: product demand; our dependence on the aerospace industry; reliance on Boeing and the Airbus consortium of companies; customer satisfaction and quality issues; labor disputes; competition, including recent intense price competition; our ability to integrate and realize anticipated synergies relating to the acquisition of Kaynar Technologies Inc.; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; and the impact of any economic downturns and inflation, including recent weaknesses in the currency, banking and equity markets of countries in South America and in the Asia/Pacific region.

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

Fiscal 2000 Transactions

On December 1, 1999, we disposed of substantially all of the assets and certain liabilities of our Dallas Aerospace subsidiary to United Technologies Inc. for approximately $57.0 million. No gain or loss was recognized from this transaction, as the proceeds received approximated the net carrying value of these assets. Approximately $37.0 million of the proceeds from this disposition will be used to reduce our term indebtedness.

On September 3, 1999, we completed the disposal of our Camloc Gas Springs division to a subsidiary of Arvin Industries Inc. for approximately $2.7 million. In addition, we received $2.4 million from Arvin Industries for a covenant not to compete. We recognized a $2.3 million nonrecurring gain from this disposition.

On July 29, 1999, we sold our 31.9% interest in Nacanco Paketleme to American National Can Group, Inc. for approximately $48.2 million. In the nine months ended April 2, 2000, we recognized a $25.7 million nonrecurring gain from this divestiture. We also agreed to provide consulting services over a three-year period, at an annual fee of approximately $1.5 million. We used the net proceeds from the disposition to reduce our indebtedness.

Fiscal 1999 Transactions

On December 31, 1998, Banner Aerospace consummated the sale of Solair, Inc., its largest subsidiary in the rotables group of the aerospace distribution segment, to Kellstrom Industries, Inc., in exchange for approximately $60.4 million in cash and a warrant to purchase 300,000 shares of common stock of Kellstrom. In December 1998, Banner Aerospace recorded a $19.3 million pre-tax loss from the sale of Solair. This loss was included in cost of goods sold, as it was attributable primarily to the bulk sale of inventory at prices below its carrying amount.

On February 22, 1999, we used available cash to acquire 77.3% of SNEP S.A. By June 30, 1999, we had purchased substantially all of the remaining shares of SNEP. The total amount paid was approximately $8.0 million, including $1.1 million of debt assumed, in a business combination accounted for as a purchase. The total cost of the acquisition exceeded the fair value of the net assets of SNEP by approximately $4.3 million, which is being allocated as goodwill, and amortized over 40 years using the straight-line method. SNEP is a French manufacturer of precision machined self-locking nuts and special threaded fasteners serving the European industrial, aerospace and automotive markets.

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

Consolidated Results

We currently report in two principal business segments: aerospace fasteners and aerospace distribution. The results of the Gas Springs division, prior to its disposition, were included in the Corporate and Other classification. The following table illustrates the historical sales and operating income of our operations for the three and nine months ended April 2, 2000 and March 28, 1999, respectively.



Actual Segment Results

(In thousands)	Three Months Ended		Nine Months Ended
	4/2/2000	3/28/1999	4/2/2000	3/28/1999
Sales by Segment:
Aerospace Fasteners	$ 138,134	$ 103,749	$ 396,697	$ 303,071
Aerospace Distribution	19,895	41,082	77,346	138,448
Corporate and Other	-	1,521	739	4,553
TOTAL SALES	$ 158,029	$ 146,352	$ 474,782	$ 446,072
Operating Results by Segment:
Aerospace Fasteners (a)	$ 10,466	$ 10,913	$ 22,256	$ 29,390
Aerospace Distribution	1,652	2,289	5,991	(13,278)
Corporate and Other	(5,391)	(5,021)	(12,261)	(12,512)
OPERATING INCOME	$ 6,727	$ 8,181	$ 15,986	$ 3,600

(a) - Includes restructuring charges of $1.4 million and $7.5 million in the three and nine months ended April 2, 2000, respectively.



The following table illustrates sales and operating income of our operations by segment, on an unaudited pro forma basis, for the three and nine months ended April 2, 2000 and March 28, 1999, respectively, as if we had operated in a consistent manner in each of the reported periods. The pro forma results represent the impact of our acquisition of Kaynar Technologies (April 1999), our merger with Banner Aerospace (April 1999), and our dispositions of Dallas Aerospace (December 1999) and Solair (December 1998), as if these transactions had occurred at the beginning of each of our fiscal periods. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if the transactions had been in effect since the beginning of fiscal 1999, nor are they necessarily indicative of our future results.



Pro Forma Segment Results

(In thousands)	Three Months Ended		Nine Months Ended
	4/2/2000	3/28/1999	4/2/2000	3/28/1999
Sales by Segment:
Aerospace Fasteners	$ 138,134	$ 154,993	$ 396,697	$ 458,192
Aerospace Distribution	19,895	19,669	55,652	53,829
Corporate and Other	-	1,521	739	4,553
TOTAL SALES	$ 158,029	$ 176,183	$ 453,088	$ 516,574
Operating Results by Segment:
Aerospace Fasteners	$ 10,466	$ 14,757	$ 22,256	$ 44,502
Aerospace Distribution	1,652	304	3,913	1,737
Corporate and Other	(5,391)	(5,021)	(12,234)	(12,422)
OPERATING INCOME (LOSS)	$ 6,727	$ 10,040	$ 13,935	$ 33,817



Net sales of $158.0 million in the third quarter of fiscal 2000 increased by $11.7 million, or 7.4%, compared to sales of $146.4 million in the third quarter of fiscal 1999. Net sales of $474.8 million in the first nine months of fiscal 2000 increased by $28.7 million, or 6.4%, compared to sales of $446.1 million in the first nine months of fiscal 1999. The improvement is attributable primarily to the additional revenues provided by the acquisition of Kaynar Technologies, offset partially from the dispositions of Solair and Dallas Aerospace. On a pro forma basis, net sales decreased 10.3% and 12.3% for the three and nine months ended April 2, 2000, respectively, compared to the same periods ended March 28, 1999, reflecting weakening demand for our products by domestic aerospace manufacturers and distributors.

Gross margin as a percentage of sales was 25.6% and 25.2% in the third quarter of fiscal 2000 and fiscal 1999, and 25.6% and 20.1% for the first nine months of fiscal 2000 and fiscal 1999, respectively. Included in cost of goods in the nine month period ended March 28, 1999, was a charge of $19.3 million that was recognized in the aerospace distribution segment from the bulk sale of inventory at prices below its carrying amount. Excluding this charge, gross margin as a percentage of sales would have been 24.4% in the nine months ended March 28, 1999. The higher margins in the fiscal 2000 period are attributable to cost improvement initiatives, offset partially by lower prices. In addition, our aerospace fasteners segment also benefited as a result of the acquisition of Kaynar Technologies and efficiencies achieved from the integration process of facilities.

Selling, general & administrative expense as a percentage of sales was 19.8% and 19.2% in the third quarter of fiscal 2000 and 1999, respectively, and 20.8% and 18.7% in the first nine months of fiscal 2000 and 1999, respectively. The increase is due primarily to our decision to maintain our sales and marketing infrastructure on lower sales volume.

Other income increased $8.2 million in the first nine months of fiscal 2000, compared to the first nine months of fiscal 1999. The increase is due primarily to $3.1 million of income recognized from the disposition of non-core property during the current period and a $2.8 million increase in rental income.

In the nine months ended April 2, 2000, we recorded $7.5 million of restructuring charges as a result of the continued integration of Kaynar Technologies into our aerospace fasteners segment. All of the charges recorded during the current nine months were a direct result of product and plant integration costs incurred as of April 2, 2000. These costs were classified as restructuring and were the direct result of formal plans to move equipment, close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. As of April 2, 2000, the majority of the integration plans have been executed. During the next three months, we expect to incur additional restructuring charges for product integration costs at our aerospace fasteners segment. We anticipate that our integration process will be substantially complete by the end of fiscal 2000.

Operating income for the third quarter ended April 2, 2000 decreased by $1.5 million as compared to the same period of the prior year, due primarily to restructuring charges of $1.4 million recognized in the current quarter. Operating income for the nine months ended April 2, 2000 improved by $12.4 million as compared to the same period of the prior year. The increase in the current period is due primarily to a charge of $19.3 million that was recognized in December 1998, from the bulk sale of inventory at prices below carrying amount, offset partially by $7.5 million of restructuring charges recognized in the nine months ended April 2, 2000.

Net interest expense increased $13.5 million in the first nine months of fiscal 2000, compared to the first nine months of fiscal 1999. We expect the trend of reporting increased interest expense to continue throughout fiscal 2000, as a result of additional debt we incurred through financing the acquisition of Kaynar Technologies and the financing of our Farmingdale real estate as well as the increase in interest rates.

Investment income of $9.2 million and $37.7 million in the first nine months of fiscal 2000 and fiscal 1999, respectively, was due primarily to recognizing realized gains on investments liquidated. Investment income of $6.3 million and $36.9 million in the first three months of fiscal 2000 and fiscal 1999, respectively, was due primarily to recognizing realized gains on investments liquidated.

Nonrecurring income of $28.9 million in the nine months ended April 2, 2000 resulted from the disposition of two of our equity investments including Nacanco Paketleme, and the disposition of our Camloc Gas Springs division.

An income tax provision of $5.4 million in the first nine months of fiscal 2000 represented a 27.7% effective tax rate on pre-tax earnings from continuing operations. The tax provision was lower than the statutory rate resulting from lower tax rates in jurisdictions of some of our foreign operations.

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available-for-sale investment securities. For the nine months ended April 2, 2000, foreign currency translation adjustments decreased by $6.7 million and the fair market value of unrealized holding gains on investment securities we own increased by $0.1 million.

Segment Results

Aerospace Fasteners Segment

Sales by our Aerospace Fasteners segment increased by $34.4 million, or 33.1%, in the third quarter of fiscal 2000 and $93.6 million, or 30.9%, in the first nine months of fiscal 2000, as compared to the same periods of fiscal 1999. These improvements reflected growth from acquisitions, offset partially by weakened demand for our products in the commercial aerospace industry. On April 2, 2000, backlog was $204 million compared to $220 million at June 30, 1999. On a pro forma basis, sales decreased by 13.4% in the first nine months of fiscal 2000, as compared to the same period of the prior year. Our operations in the United States continue to be negatively impacted by reduced bookings caused by inventory reduction efforts at Boeing and its ripple effect on prices.

Operating income decreased by $0.4 million and $7.1 million in the third quarter and first nine months of fiscal 2000, respectively, compared to the fiscal 1999 periods. Included in our current quarter and nine months results are restructuring charges incurred of $1.4 million and $7.5 million, respectively, due to the integration of Kaynar Technologies into our Aerospace Fasteners business. Excluding restructuring charges, operating income increased by $1.0 million and $0.3 million in the third quarter and first nine months of fiscal 2000, respectively, compared to the fiscal 1999 periods, reflecting cost improvement initiatives and acquisitions made during fiscal 1999, offset partially by reduced margins due to pricing pressures. Operating expenses continue to be reviewed at all operations as management attempts to reduce operating costs to improve margins in the short term, without adversely affecting operating income on a long term basis. On a pro forma basis and excluding restructuring charges, operating income decreased by $14.8 million for the nine months ended April 2, 2000, compared to the nine months ended March 28, 1999, due to lower sales levels associated with the weak commercial aerospace industry.

We believe the demand for aerospace fasteners in calendar 2000 will remain relatively stable in Europe and will continue to be soft in the United States commercial aerospace market. We anticipate that the negative impact on us of Boeing's inventory reduction program will diminish in the latter part of calendar 2000. We believe that the integration savings from the Kaynar merger and production efficiency improvements will partially offset the weakened demand for our products.

Aerospace Distribution Segment

Sales in our aerospace distribution segment decreased by $21.2 million, or 51.6%, in the third quarter and $61.1 million, or 44.1%, in the first nine months of fiscal 2000, compared to the fiscal 1999 periods. The decrease was due to the loss of revenues as a result of the disposition of Solair and Dallas Aerospace. On a pro forma basis, sales increased $1.8 million, or 3.4%, in the current nine-month period.

Operating income decreased by $0.6 million in the third quarter and increased by $19.3 million in the fiscal 2000 nine-month period, compared to the fiscal 1999 periods. Included in the prior year periods, was a charge of $19.3 million attributable to the bulk sale of Solair inventory at prices below the carrying amount of inventory. On a pro forma basis, operating income increased by $2.2 million in the first nine months ended April 2, 2000, compared to the first nine months ended March 28, 1999, reflecting increases in margins and a reduction in corporate overhead.

Corporate and Other

The Corporate and Other classification included the Camloc Gas Springs division, prior to its disposition, and corporate activities. The group reported a decrease in sales in the third quarter and first nine months of fiscal 2000, compared to the fiscal 1999 periods, as a result of the disposition of the Camloc Gas Springs division in September 1999. An operating loss of $12.3 million in the first nine months of fiscal 2000 was a $0.2 million improvement, compared to the operating loss of $12.5 million reported in the first nine months of fiscal 1999. The current period included other income of $9.0 million due primarily to income recognized from the disposition of non-core property and rental income earned at our shopping center in Farmingdale, New York.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Total capitalization as of April 2, 2000 and June 30, 1999 amounted to $934.0 million and $931.6 million, respectively. The changes in capitalization included an increase of $7.7 million in equity due primarily to our reported net earnings, offset partially by a reduction in comprehensive income. Debt decreased by $5.4 million in the nine months ended April 2, 2000. This reflected a $37.5 million decrease in term loan borrowing with our primary lenders, as a result of the proceeds received from the divestiture of assets, offset partially by $30.8 million of cash borrowed from a new term loan facility used to support our operations and finance construction costs to complete a shopping center being developed in Farmingdale, New York.

We maintain a portfolio of investments classified primarily as available-for-sale securities, which had a fair market value of $25.9 million at April 2, 2000. The market value of these investments increased by $0.1 million in the nine months ended April 2, 2000. While there is risk associated with market fluctuations inherent in stock investments, and because our portfolio is not diversified, large swings in its value should be expected.

Net cash provided by (used for) operating activities for the nine months ended April 2, 2000 and March 28, 1999 was $(45.2) million and $4.0 million, respectively. The primary use of cash for operating activities in the first nine months of fiscal 2000 was a $28.2 million increase in inventories and a $17.9 million decrease in accounts payable and other accrued liabilities, offset partially by a $8.3 million decrease in accounts receivable. The primary use of cash for operating activities in the first nine months of fiscal 1999 was a $56.1 million decrease in accounts payable and accrued liabilities and a $31.4 million increase in other non-current assets, offset partially by a $50.5 million decrease in inventories and a $18.6 decrease in accounts receivable.

Net cash provided by investing activities for the nine months ended April 2, 2000 and March 28, 1999, amounted to $80.4 million and $189.9 million, respectively. In the first nine months of fiscal 2000, the primary source of cash from investing activities was $108.8 million of net proceeds received from the dispositions of Dallas Aerospace, Nacanco and the Camloc Gas Springs division and $13.6 million received from the sale of investments, offset partially by capital expenditures of $24.8 million and investments in real estate of $26.4 million. In the first nine months of fiscal 1999, the primary source of cash from investing activities was $173.4 million from the liquidation of investment securities and $60.4 million of gross proceeds received from disposition of Solair, Inc., partially offset by investments in real estate of $24.5 million and capital expenditures of $18.7 million.

Net cash used for financing activities for the nine months ended April 2, 2000 and March 28, 1999, was $3.5 million and $77.4 million, respectively. Cash used for financing activities in the first nine months of fiscal 2000 included debt repayment of $201.5 million and a $0.5 million purchase of treasury stock, offset partially by $198.2 million of proceeds from the issuance of debt and $0.3 million from the issuance of stock. Cash used for financing activities in the first nine months of fiscal 1999 included a $135.6 million repayment of debt and the $22.1 million purchase of treasury stock, offset partially by a $80.1 million net increase from the issuance of additional debt.

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

    Maintaining an interest coverage ratio

    Maintaining a minimum consolidated fixed charge coverage ratio

    Maintaining a ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization

    Maintaining a ratio of senior debt to earnings before interest, taxes, depreciation and amortization

On April 2, 2000, we were in compliance with the credit agreement. Despite the recent downturn in the aerospace industry, we anticipate that we will be able to meet these covenant requirements for our fiscal year ending June 30, 2000, however there can be no assurance that we will be able to comply with these covenants in the future. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant can result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line.

Discontinued Operations

In 1998, we adopted a formal plan to dispose of Fairchild Technologies. Based on this plan, we have sold the Fairchild Technologies' businesses, including most of its intellectual property, through a series of transactions. On April 14, 1999, we disposed of Fairchild Technologies photoresist deep-ultraviolet track equipment machines, spare parts and testing equipment to Apex Co., Ltd. in exchange for 1,250,000 shares of Apex stock valued at approximately $5.1 million. On June 15, 1999, we received from Suess Microtec AG $7.9 million, and the right to receive 350,000 shares of Suess Microtec stock, or at least approximately $3.5 million, by September 2000 in exchange for certain inventory, fixed assets, and intellectual property of Fairchild Technologies' semiconductor equipment group. On May 1, 1999, we sold Fairchild CDI for a nominal amount. In July 1999, we received approximately $7.1 million from Novellus Systems, Inc. in exchange for Fairchild Technologies' Low-K dielectric product line and certain intellectual property. On April 14, 2000, we completed the disposition of Fairchild Technologies' optical disc equipment group to Convac Technologies Ltd. for a nominal amount (See Note 12).

As of April 2, 2000, we have a remaining accrual of $4.4 million, net of an income tax benefit of $3.2 million, for our current estimate of the remaining losses in connection with the disposition of Fairchild Technologies' businesses when the Optical Disc Equipment Group was sold to Convac Technologies. While we believe that $4.4 million is a reasonable estimate for the remaining losses to be incurred from Fairchild Technologies, this estimate may prove to be inadequate.

Spin-Off

On April 13, 2000, we completed a spin-off to our stockholders of the shares of Fairchild (Bermuda) Ltd. On April 14, 2000, Fairchild (Bermuda) sold to Convac Technologies Ltd. the Optical Disc Equipment Group business formerly owned by Fairchild Technologies. Subsequently, on April 14, 2000, Fairchild (Bermuda), renamed Global Sources Ltd., completed an exchange of approximately 95% of its shares for 100% of the shares of Trade Media Holdings Limited, an Asian based, Business-to-Business online and traditional marketplace services provider. After the share exchange, our stockholders owned 1,183,081 shares of the 26,152,308 issued shares of Global Sources. Global Sources shares are listed on the NASDAQ under the symbol "GSOL".

Year 2000

To date, we have not experienced any material problems as a result of the Year 2000 turnover or in connection with the leap year date of February 29, 2000.

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

(In thousands)
Expected Fiscal Year Maturity Date	2003	2008 (a)
Interest Rate Hedges:
Variable to Fixed	$30,750	$100,000
Average cap rate	11.625%	6.49%
Average floor rate	N/A	6.24%
Weighted average rate	10.39%	7.09%
Fair Market Value	$183	$(370)

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

Item 2. Changes in Securities and Use of Proceeds

Our stock option deferral plan allows officers and directors who are accredited investors to defer the gain upon exercise of stock options by receiving deferred compensation units instead of shares of stock. The deferred compensation units may be deemed securities issued by us. The shares issued to an officer or director upon expiration of the deferral period (in exchange for deferred compensation units) have been registered pursuant to a registration statement on form S-8. Under our stock option deferral plan, an aggregate of 2,940 deferred compensation units were issued in February 2000 to the following officers: John Flynn (630 deferred compensation units), Donald Miller (1,050 deferred compensation units), and Eric Steiner (1,260 deferred compensation units).

On February 23, 2000, we issued 63,300 restricted shares of Class A common stock as a result of a cashless exercise of 250,000 warrants. The warrants were originally issued in 1995 pursuant to a privately negotiated transactoin. The shares issued pursuant to the warrant are deemed to have been owned more than two years, and may be traded by the holder in compliance with Rule 144. The holder of the shares is not an officer, director or affiliate of the Company.

Item 5. Other Information

Articles have appeared in the French press reporting an inquiry by a French magistrate into certain allegedly improper business transactions involving Elf Acquitaine, a French petroleum company, its former chairman and various third parties. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted written statements concerning the transactions and appeared in person before the magistrate and others. The magistrate has put Mr. Steiner under examination (mis en examen) with respect to this matter and imposed a surety (caution) of ten million French francs which has been paid. Mr. Steiner has not been charged.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits:

  *3.1 Amendment to the Company's By-Laws, dated February 17, 2000, together with Charter for the Board's Audit Committee, adopted February 17, 2000.

  *10.1 Amendment No. 2, dated as of March 10, 2000 to the Credit Agreement dated as of April 20, 1999.

  *10.2 Mortgage and Security Agreement with Morgan Guaranty Trust Company of New York dated March 23, 2000.

  *27 Financial Data Schedules.

  * - Filed herewith

  Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended April 2, 2000 for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.

For THE FAIRCHILD CORPORATION

(Registrant) and as its Chief

Financial Officer:

By: Colin M. Cohen

Senior Vice President and

Chief Financial Officer

Date: May 15, 2000