Form 10-K405
period 2000-06-30
FAIRCHILD CORP
filed 2000-09-20
CIK 9779

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

For the Year Ended June 30, 2000                 Commission File Number 1-6560

                           THE FAIRCHILD CORPORATION
           ---------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                Delaware                                                        34-0728587
     ---------------------------------                           ------------------------------------------
     (State or other jurisdiction of                             (I.R.S. Employer Identification No.)
     Incorporation or organization)

     45025 Aviation Drive, Suite 400, Dulles, VA                        20166
     -------------------------------------------            -----------------------------
     (Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code                (703) 478-5800
                                                                       --------------

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class                                    Name of exchange on which registered
     -------------------                                    ------------------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

  On September 8, 2000, the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing price of these shares on the New York Stock exchange) was approximately $122 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

  As of September 8, 2000, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

  Class A common stock, $.10 par value               22,430,622
                                                     ----------
  Class B common stock, $.10 par value                2,621,652
                                                     ----------

DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders' to be held on November 20, 2000 (the "2000 Proxy Statement"), which the Registrant intends to file within 120 days after June 30, 2000, are incorporated by reference into Parts III and IV.

                           THE FAIRCHILD CORPORATION
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JUNE 30, 2000

PART I                                                                                                           Page
                                                                                                                 ----
     Item 1.     Business                                                                                           3

     Item 2.     Properties                                                                                        10

     Item 3.     Legal Proceedings                                                                                 10

     Item 4.     Submission of Matters to a Vote of Stockholders                                                   10


PART II

     Item 5.     Market for Our Common Equity and Related Stockholder Matters                                      11

     Item 6.     Selected Financial Data                                                                           13

     Item 7.     Management's Discussion and Analysis of Results of Operations and Financial Condition             14

     Item 7A.    Quantitative and Qualitative Disclosure about Market Risk                                         24

     Item 8.     Financial Statements and Supplementary Data                                                       25

     Item 9.     Disagreements on Accounting and Financial Disclosure                                              66


PART III

     Item 10.    Directors and Executive Officers of the Company                                                   66

     Item 11.    Executive Compensation                                                                            66

     Item 12.    Security Ownership of Certain Beneficial Owners and Management                                    66

     Item 13.    Certain Relationships and Related Transactions                                                    66

PART IV

     Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  67

                          FORWARD-LOOKING STATEMENTS

  Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend projections, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this Annual Report on Form 10-K. These risks include: product demand; our dependence on the aerospace industry; reliance on Boeing and the Airbus consortium of companies; customer satisfaction and quality issues; labor disputes; competition, including price competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; and the impact of any economic downturns and inflation.

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

                                    PART I

  All references in this Annual Report on Form 10-K to the terms "we," "our," "us," the "Company" and "Fairchild" refer to The Fairchild
Corporation and its subsidiaries. All references to "fiscal" in connection with a year shall mean the 12 months ended June 30.

Item 1.  BUSINESS

General

  We are a leading worldwide aerospace and industrial fastener manufacturer and supply chain services provider and, through our wholly-owned subsidiary, Banner Aerospace, Inc., an international supplier to the aerospace industry, distributing a wide range of aircraft parts and related support services. Through internal growth and strategic acquisitions, we have become one of the leading suppliers of fastening systems to aircraft original equipment manufacturers (such as Boeing, European Aeronautic Defense and Space Company (formerly the Airbus consortium), General Electric and Lockheed Martin), as well as one of the leading aerospace subcontractors to OEMs, independent distributors and the aerospace aftermarket (such as Honeywell International).

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

  Our business strategy is as follows:

  Maintain Quality Leadership. The aerospace market is extremely demanding in terms of precision manufacturing and OEMs must certify all parts pursuant to the Federal Aviation Administration's regulations and equivalent foreign regulators. Our plants are equipped with cutting-edge CAD/CAM manufacturing programming, which allows us to produce seamlessly customer orders on a worldwide basis using the same specification and quality assurance systems. All of our plants are ISO-9000 approved. We have won numerous industry and customer quality awards and are a preferred supplier for many major aerospace customers. In order to be named a preferred supplier, a company must qualify its products through a customer specific quality assurance program and strictly adhere to it. Approvals and awards we have obtained include: Boeing D1 9000 Rev A; Boeing (St. Louis) Silver Supplier; Boeing Source Approved; DaimlerChrysler Aerospace Source Approved; General Electric Source Approved; Pratt & Whitney Source Approved; Lockheed-Martin Star Supplier; and DISC Large Business Supplier of the Year.

  Lower Manufacturing Costs. Over the past few years, we have invested significantly in state-of-the-art machinery, employee training and manufacturing techniques, to produce products at the lowest cost while maintaining high quality. This investment in process superiority has resulted in increased capacity, lower break-even levels and faster cycle times, while reducing defect levels and improving responsiveness to customer needs. For example, the customer rejection rate at our aerospace fasteners segment has fallen from an average of 18.2% in fiscal 1995 to an average of 1.6% for fiscal 2000. Our on-time delivery rate in our aerospace fasteners segment has improved significantly since fiscal 1997, to levels that are currently the best in our operating history. We view these continuous improvements as one of the keys to our business success that will allow us to better manage industry cycles.

  Supply Chain Services. Our aerospace industry customers are increasingly requiring additional supply chain management services as they seek to manage inventory and lower their manufacturing costs. In response, we are developing a number of logistics and supply chain management services that we expect will contribute to our growth.

  Capitalize on Global Presence. The aerospace industry is global and customers increasingly seek suppliers with the ability to provide reliable and timely service worldwide. The acquisition of Kaynar Technologies in April 1999 has resulted in increased manufacturing and distribution capabilities in the U.S. and Europe, and sales offices worldwide.

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

  Our strategy is based on the following strengths:

  Expanded Product Range. As a result of the acquisition of Kaynar Technologies, we greatly expanded the range of products we offer. This expansion permits us to provide our customers with more complete fastening solutions, by offering engineering and supply chain services across the breadth of a customer's aerospace needs. For example, our internally threaded fasteners, such as engine nuts, which were formerly manufactured by Kaynar Technologies, are now being sold in combination with our externally threaded fasteners, such as bolts and pins, to provide a single fastening system. This limits the inventory needs of the customer, minimizes handling costs and reduces waste.

  Long-Term Customer Relationships. We work closely with our customers to provide high quality engineering solutions accompanied by our superior service levels. As a result, our customer relationships are generally long-term. For example, in the fall of 1998 we were awarded a series of long-term commitments from Boeing and certain other customers to provide a significant quantity of aircraft fastening components over the next three to five years. We continue to benefit from the trend of OEMs efforts to reduce the number of their suppliers in an effort to lower costs and to ensure quality and availability. We have become or been retained as a key supplier to the OEMs and increased our overall share of OEM business. OEMs are increasingly demanding in terms of overall service level, including just-in-time delivery of components to the production line. We believe that our focus on quality and customer service will remain the cornerstone of our relationships with our customers.

  Diverse End Markets. Although a significant proportion of our sales are to OEMs in the commercial aerospace industry, we have significant sales to the defense/aerospace aftermarket and industrial markets. In addition, our distribution business has a very low OEM component. We believe this diversification will help mitigate the effects of the OEM cycle on our results.

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

Financial Information about Business Segments

  Our business segment information is incorporated herein by reference from Note 18 of our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data"

Narrative Description of Business Segments

Aerospace Fasteners

  Through our aerospace fasteners segment, we are a leading worldwide manufacturer and distributor of precision fastening systems, components and latching devices used primarily in the construction and maintenance of commercial and military aircraft, as well as applications in other industries, including the automotive, electronic and other non-aerospace industries. Our April 20, 1999 acquisition of Kaynar Technologies has expanded our product range to provide our customers with more complete fastening solutions by offering engineering and supply chain services across the breadth of a customer's aerospace needs. In recent years, we have made a concerted effort to establish a substantial position in the distribution/supply chain services segment of the aerospace fasteners industry. Through the acquisitions of Special-T Fasteners in the United States and AS+C in Europe, we have created a unique capability that we believe enhances dramatically our status as the industry's premier fastening solutions provider. The aerospace fastener segment accounted for 84% of our net sales in fiscal 2000.

 Products (1) (see note below)

  In general, the aerospace fasteners we produce are highly engineered, close tolerance, high strength fastening devices designed for use in harsh, demanding environments. Products range from standard aerospace screws and precision self-locking internally threaded nuts, to more complex systems that fasten airframe structures, and sophisticated latching or quick disconnect mechanisms that allow efficient access to internal parts which require regular servicing or monitoring. Our aerospace fasteners segment produces and sells products under various trade names and trademarks. The trademarks discussed below either belong to us or to third parties, which have licensed us to use such trademarks. These trade names and trademarks include: Voi-Shan(R) (fasteners for aerospace structures), Screwcorp(TM) (standard externally threaded products for aerospace applications), K-FAST(TM) nuts (high-strength vibration resistant self-locking nuts that offer fast, reliable, and repetitve installations with K-FAST(TM) tooling), Keensert(TM) (inserts that include keys to lock the insert in place and prevent rotation), RAM(R) (custom designed mechanisms for aerospace applications), Perma-Thread(R) and Slimsert(TM) (inserts that create a thread inside a hole and provide a high degree of thread protection and fastening integrity), Camloc(R) (components for the industrial, electronic, automotive and aerospace markets), and Tridair(R) and Rosan(R) (fastening systems for highly-engineered aerospace, military and industrial applications). Our aerospace fasteners segment also manufactures and supplies fastening systems used in non-aerospace industrial, electronic and marine applications.

  Principal product lines of the aerospace fasteners segment include:

  Standard Aerospace Airframe Fasteners - These fasteners consist of standard externally threaded fasteners used in non-critical airframe applications on a wide variety of aircraft. These fasteners include Hi-Torque Speed Drive(R), Tri-Wing(R), Torq-Set(R) and Phillips(R). We offer a line of lightweight, non-metallic composite fasteners, used primarily for military aircraft as they are designed to reduce radar visibility, enhance resistance to lightning strikes and provide galvanic corrosion protection. We also offer a variety of coatings and finishes for our fasteners, including anodizing, cadmium plating, silver plating, aluminum plating, solid film lubricants and water-based cetyl and solvent free lubricants.

  Commercial Aerospace Self-Locking Nuts - These precision, self-locking internally threaded nuts are used in the manufacture of commercial aircraft and aerospace/defense products and are designed principally for use in harsh, demanding environments and include wrenchable nuts, K-Fast(TM) nuts, anchor nuts, gang channels, shank nuts, barrel nuts, clinch nuts and stake nuts.

  Commercial Aerospace Structural and Engine Fasteners - These fasteners consist of more highly engineered, permanent or semi-permanent fasteners used in both airframe and engine applications, which could involve joining more than two materials. These fasteners are generally engineered to specific customer requirements or manufactured to specific customer specifications for special applications. We produce fasteners from a variety of materials, including lightweight nuts and pins made out of aluminum and titanium, to high-strength, high-temperature tolerant nuts and bolts manufactured from materials such as A-286, Waspaloy(R), Inconel(R), and Hastelloy(R). These fasteners are designed for critical aircraft engine and airframe applications. These fasteners include Hi-Lok(R), Veri-Lite(R), Eddie-Bolt2(R) and customer proprietary engine nuts and bolts.

  Proprietary Products and Fastening Systems - These very highly engineered, proprietary fasteners are designed by us for specific customer applications and include high performance structural latches and hold down mechanisms. These fasteners are usually proprietary in nature and are used primarily in either commercial aerospace or military applications. They include Livelok(R), Trimil(R), Keenserts(R), Mark IV(TM), Flatbeam(TM) and Ringlock(TM).

  Threaded Inserts - These threaded inserts are used principally in the commercial aerospace and defense industries and are made of high-grade steel and other high-tensile metals which are intended to be installed into softer metals, plastics and composite materials to create bolt-ready holes.

  Highly Engineered Fastening Systems for Industrial Applications - These highly engineered fasteners are designed by us for specific niche applications in the electronic, automotive and durable goods markets and are sold under the Camloc(R) trade name.

  Precision Machined Structural Components and Assemblies - These precision machined structural components and assemblies are used for aircraft, including pylons, flap hinges, struts, wing fittings, landing gear parts, spares and many other items.

  Fastener Tools - These tools are designed primarily to install the fasteners that we manufacture, but can also be used to attach other wrenchable nuts, bolts and inserts.

--------------------------------------------------------------------------------
(1) - Note on the use of registered trademarks. The trademarks discussed herein either belong to the Company or to third parties who have licensed the Company to use such trademarks. Tri-Wing(R), Torq-set(R) and Phillips(R) are registered trademarks of Phillips Screw Company. Waspaloy(R) is a trademark of Carpenter Technologies Corporation. Hastelloy(R) is a registered trademark of Haynes International, Inc. Hi-Lok(R) is registered trademark of Hi-Shear Corporation. Visul-lok(R) and Composi-lok(R) are registered trademarks of Monogram Aerospace Fasteners, Inc.

 Sales and Markets

  The products of our aerospace fasteners segment are sold primarily to domestic and foreign OEMs of airframes and engines, as well as to subcontractors of OEMs, and to the maintenance and repair market through distributors. Approximately 66% of our sales are domestic. Major customers include OEMs such as Boeing, European Aeronautic Defense and Space Company, and General Electric and their subcontractors, as well as distributors such as Honeywell, and Wesco Aircraft Hardware. In fiscal 2000, many OEMs implemented programs to reduce inventories and pursue just-in-time relationships. In response, we are expanding efforts to provide supply chain services through our global customer service units, which include the distributors we acquired in fiscal 1998, formerly known as Special-T Fasteners in the United States and AS+C in Europe. Although no one customer accounted for more than 10% of our consolidated sales in fiscal 2000, a large portion of our revenues come from Boeing and customers providing parts or services to Boeing, including defense sales, and the European Aeronautic Defense and Space Company and their subcontractors. Accordingly, we are dependent on the business of those manufacturers.

  Revenues in our aerospace fasteners segment are closely related to aircraft production. As OEMs searched for cost cutting opportunities during the aerospace industry recession of 1993-1995, parts manufacturers, including us, accepted lower-priced orders and/or smaller quantity orders to maintain market share, at lower profit margins. However, during recent years, this situation has improved as build rates in the aerospace industry have increased and resulted in capacity constraints. Although lead times have increased, we have been able to provide our major customers with favorable pricing, while maintaining or increasing margins by negotiating for larger minimum lot sizes that are more economic to manufacture.

  Fasteners also have applications in the automotive/industrial markets, where numerous special fasteners are required, such as engine bolts, wheel bolts and turbo charger tension bolts. We are actively targeting all markets where precision fasteners are used.

 Manufacturing and Production

  Our aerospace fasteners segment has fifteen primary manufacturing facilities, of which eight are located in the United States, six are located in Europe and one is located in Australia. Each facility has complete production capability. Each plant is designed to produce a specified product or group of products, determined by the production process involved and certification requirements. Our aerospace fasteners segment's largest customers have recognized its quality and operational controls by conferring their advanced quality systems certifications at substantially all of our facilities (e.g. Boeing's D1-9000A). We have received all necessary quality and product approvals from OEMs.

  We have a modern information system at all of our U.S. facilities, which was expanded to most of our European operations in fiscal 1999 and 2000. The new system was designed to perform detailed and timely cost analysis of production by product and facility. Updated IT systems also help us to better service our customers. OEMs require each product to be produced in an OEM-qualified/OEM-approved facility.

 Competition

  Despite intense competition in the industry, we remain the largest manufacturer of aerospace fasteners. Based on calendar 1999 information, the worldwide aerospace fastener market is estimated to be $1.3 billion (before distributor resales). We hold approximately 38% of the market and compete with SPS Technologies, GFI Industries, and the Huck International division of Alcoa, which, we believe, hold approximately 18%, 13% and 10% of the market, respectively.

  Quality, performance, service and price are generally the prime competitive factors in the aerospace fasteners segment. Our broad product range allows us to serve more fully each OEM and distributor. Our product array is diverse and offers customers a large selection to address various production needs. We seek to maintain our technological edge and competitive advantage over our competitors, and have demonstrated our innovative production methods and new products and supply chain services to meet customer demands. We seek to work closely with OEMs and involve ourselves early in the design process in order that our products may be incorporated into the design of their products.

Aerospace Distribution

  Through our subsidiary Banner Aerospace, Inc., we offer a wide variety of aircraft parts, component repair and overhaul and aircraft services. The aircraft parts, which we distribute are either purchased on the open market or acquired from OEMs as an authorized distributor. No single distributor arrangement is material to our financial condition. The aerospace distribution segment accounted for 16% of our total sales in fiscal 2000.

 Products

  Products of the aerospace distribution segment include rotable parts such as flight data recorders, radar and navigation systems, instruments, hydraulic and electrical components, space components and electronic warfare systems.

  Rotable parts are sometimes purchased as new parts, but are generally purchased in the aftermarket and are then overhauled by us or for us by outside contractors, including OEMs or FAA-licensed facilities. Rotables are sold in a variety of conditions such as new, overhauled, serviceable and "as is".
Rotables may also be exchanged instead of sold. An exchange occurs when an item in inventory is exchanged for a customer's part and the customer is charged an exchange fee.

  An extensive inventory of products and a quick response time are essential in providing support to our customers. Another key factor in selling to our customers is our ability to maintain a system that traces a part back to the manufacturer or repair facility. We also offer immediate shipment of parts in aircraft-on-ground situations.

  Through our FAA-licensed repair stations we provide a number of services such as component repair and overhaul and aircraft services. Component repair and overhaul capabilities include pressurization, instrumentation, avionics, aircraft accessories and airframe components. Aircraft services include aircraft sales, inspections, repairs, maintenance, modifications and avionics for corporate aircraft.

 Sales and Markets

  Our aerospace distribution segment sells its products in the United States and abroad to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators, distributors and other aerospace companies. Approximately 78% of our sales are to domestic purchasers, some of whom may represent offshore users.

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

Competition

  Our aerospace distribution segment competes with Air Ground Equipment Services, Duncan Aviation, Stevens Aviation; OEMs such as Honeywell, Rockwell Collins, Raytheon, and Litton; other fixed based operators and maintenance repair organizations; and many smaller companies.

Other Operations

  We also own several parcels of developed and undeveloped land almost entirely representing residuals of operations previously divested or closed. Included among these is an 88-acre site in Farmingdale, New York, on which we are currently developing and operating a retail shopping center.

Foreign Operations

  Our operations are located throughout the world. Inter-area sales are not significant to the total revenue of any geographic area. Export sales are made by U.S. businesses to customers in non-U.S. countries, whereas foreign sales are made by our non-U.S. subsidiaries. For our sales results by geographic area and export sales, see Note 19 of our Consolidated Financial Statements included in
Item 8, "Financial Statements and Supplementary Data".

Backlog of Orders

  Backlog is important for all our operations, due to the long-term production requirements of our customers. Our backlog of orders as of June 30, 2000 in the aerospace fasteners segment amounted to $204 million. We anticipate that in excess of 85% of the aggregate backlog at June 30, 2000 will be delivered by June 30, 2001. In the fall of 1998, we were awarded a series of long-term commitments from Boeing to provide a significant quantity of aircraft fastening components over a three-to-five year period. However, amounts related to such agreements are not included in our backlog until Boeing specifies delivery dates for fasteners ordered.

Suppliers

  We are not materially dependent upon any one supplier, but we are dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet our commitments to our customers. From time to time, we enter into exclusive supply contracts in return for logistics and price advantages. We do not believe that any one of these contracts would impair our operations if a supplier failed to perform.

  Nevertheless, commercial deposits of certain metals, such as titanium and nickel, which are required for the manufacture of several of our products, are found only in certain parts of the world. The availability and prices of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations, or inflation. Similarly, supplies of steel and other less exotic metals used by us may also be subject to variation in availability. We purchase raw materials, which include the various metals, composites, and finishes used in production, from over twenty different suppliers. We have entered into several long-term contracts to supply titanium and alloy metals. In the past, fluctuations in the price of titanium have had an adverse effect on our sales margins.

Research and Patents

  We own patents relating to the design and manufacture of certain of our products and are licensees of technology covered by the patents of other companies. We do not believe that any of our business segments are dependent upon any single patent.

Personnel

  As of June 30, 2000, we had approximately 4,900 employees. Of these, approximately 3,300 are based in the United States and 1,600 are based in Europe and elsewhere. Approximately 20% of our employees were covered by collective bargaining agreements. Although, in the past, we have had isolated work stoppages in France, these stoppages have not had a material impact on our business. Overall, we believe that our relations with our employees are good.

Environmental Matters

  A discussion of our environmental matters is included in Note 17, "Contingencies", to our Consolidated Financial Statements, included in Part II,
Item 8, "Financial Statements and Supplementary Data" and is incorporated herein by reference.

ITEM 2.   PROPERTIES

  As of June 30, 2000, we owned or leased buildings totaling approximately 1,933,000 square feet, of which approximately 1,100,000 square feet were owned and 825,000 square feet were leased. Our aerospace fasteners segment's properties consisted of approximately 1,750,000 square feet, with principal operating facilities of approximately 1,575,000 square feet concentrated in Southern California, Massachusetts, France, Germany and Australia. The aerospace distribution segment's properties consisted of approximately 90,000 square feet, with principal operating facilities of approximately 30,000 square feet located in Georgia. We lease our corporate headquarters building at Washington-Dulles International Airport.

  The following table sets forth the location of the larger properties used in our continuing operations, their square footage, the business segment or groups they serve and their primary use. Each of the properties owned or leased by us is, in our opinion, generally well maintained. All of our occupied properties are maintained and updated on a regular basis.

                                  Owned or      Square
Location                           Leased       Footage      Business Segment/Group      Primary Use
------------------------------  ------------  -----------  ------------------------     ------------
 Saint Cosme, France               Owned          304,000  Aerospace Fasteners         Manufacturing
 Fullerton, California             Leased         288,000  Aerospace Fasteners         Manufacturing
 Torrance, California              Owned          284,000  Aerospace Fasteners         Manufacturing
 City of Industry, California      Owned          140,000  Aerospace Fasteners         Manufacturing
 Stoughton, Massachusetts          Leased         110,000  Aerospace Fasteners         Manufacturing
 Montbrison, France                Owned           63,000  Aerospace Fasteners         Manufacturing
 Huntington Beach, California      Owned           58,000  Aerospace Fasteners         Manufacturing
 Hildesheim, Germany               Owned           57,000  Aerospace Fasteners         Manufacturing
 Toulouse, France                  Owned           52,000  Aerospace Fasteners         Manufacturing
 Kelkheim, Germany                 Owned           52,000  Aerospace Fasteners         Manufacturing
 Chatsworth, California            Leased          36,000  Aerospace Fasteners         Distribution
 Dulles, Virginia                  Leased          34,000  Corporate                   Office
 Atlanta, Georgia                  Leased          29,000  Aerospace Distribution      Distribution
 Victoria, Australia               Leased          24,000  Aerospace Fasteners         Manufacturing

  We have several parcels of property which we are attempting to market, lease and/or develop, including: (i) an eighty-eight acre parcel located in Farmingdale, New York, (ii) a six acre parcel in Temple City, California, (iii) an eight acre parcel in Chatsworth, California, and (iv) several other parcels of real estate, located primarily throughout the continental United States.

  Information concerning our long-term rental obligations at June 30, 2000, is set forth in Note 16 to our Consolidated Financial Statements, included in Item 8, "Financial Statements and Supplementary Data", and is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS

  A discussion of our legal proceedings is included in Note 17, "Contingencies", to our Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data", of this annual report and is incorporated herein by reference.

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

  Information regarding the quarterly price range of our Class A common stock is incorporated herein by reference from Note 20 of our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

  We are authorized to issue 5,141,000 shares of our Class A common stock under our 1986 non-qualified stock option plan, and 250,000 shares of our Class A common stock under our 1996 non-employee directors stock option plan. At the beginning and of the fiscal year we had 317,597 shares available to grant under the 1986 non-qualified stock option plan and 139,000 shares available to grant under the 1996 non-employee directors stock option plan. At the end of the fiscal year we had 325,997 shares available to grant under the 1986 non-qualified stock option plan and 103,000 shares available to grant under the 1996 non-employee directors stock option plan. Information regarding our stock option plans is incorporated herein by referenced from Note 11 of our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Holders of Record

  We had approximately 1,301 and 38 record holders of our Class A and Class B common stock, respectively, at September 8, 2000.

Dividends

  Our current policy is to retain earnings to support the growth of our present operations and to reduce our outstanding debt. Any future payment of dividends will be determined by our Board of Directors and will depend on our financial condition, results of operations and by restrictive covenants in our credit agreement and 10 3/4% senior subordinated notes that limit the payment of dividends over their respective terms. See Note 7 of our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

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

  In fiscal 1998, under the stock option deferral plan, J. Flynn deferred $85,313 in exchange for 4,027 deferred compensation units; D. Miller deferred $85,313 in exchange for 4,027 deferred compensation units; and E. Steiner, deferred $573,750 in exchange for 24,545 deferred compensation units. In fiscal 1999, under the stock option deferral plan, D. Miller deferred $135,000 in exchange for 8,852 deferred compensation units. In fiscal 2000, under the stock option deferral plan, P. David deferred $118,125 in exchange for 15,882 deferred compensation units; J. Flynn deferred $80,625 in exchange for 9,126 deferred compensation units; H. Harris deferred $116,250 in exchange for 15,762 deferred compensation units; D. Miller deferred $120,000 in exchange for 13,568 deferred compensation units; H. Richey deferred $140,000 in exchange for 18,666 deferred compensation units; E. Steiner deferred $125,938 in exchange for 14,254 deferred compensation units; and J. Steiner, deferred $303,750 in exchange for 33,986 deferred compensation units.

  On February 23, 2000, Deutsche Bank exercised a warrant of 250,000 shares through a "cashless exercise". This resulted in the issuance of 63,300 unregistered shares. The shares were deemed to have been held by the warrant holder for more than two years, and may be sold by the warrant holder in the market pursuant to Rule 144.

ITEM 6.  SELECTED FINANCIAL DATA

                          Five-Year Financial Summary
                     (In thousands, except per share data)

                                                                        For the years ended June 30,
                                                 --------------------------------------------------------------------------
Summary of Operations:                                2000          1999            1998            1997          1996
                                                 -------------  -------------  --------------  --------------  ------------
 Net sales                                          $  635,361     $  617,322      $  741,176      $  680,763      $349,236
 Gross profit                                          163,338        112,429         186,506         181,344        74,101
 Operating income (loss)                                23,243        (45,911)         45,443          33,499       (11,286)
 Net interest expense                                   44,092         30,346          42,715          47,681        56,459
 Earnings (loss) from continuing operations             21,764        (23,507)         52,399           1,816       (32,186)
 Earnings (loss) per share from continuing
  operations:
      Basic                                         $     0.87     $    (1.03)     $     2.78      $     0.11      $  (1.98)
      Diluted                                             0.87          (1.03)           2.66            0.11         (1.98)
 Other Data:
 EBITDA                                                 65,065        (20,254)         66,316          54,314         5,931
 Capital expenditures                                   27,339         30,142          36,029          15,014         5,680
 Cash provided by (used for) operating activities      (67,072)        23,268         (85,231)        (93,321)      (48,951)
 Cash provided by (used for) investing activities       90,372        (99,157)         43,614          73,238        57,540
 Cash provided by (used for) financing activities      (41,373)        81,218          74,088          (1,455)      (39,637)
 Balance Sheet Data:
 Total assets                                        1,267,420      1,328,786       1,157,259       1,052,666       993,398
 Long-term debt, less current maturities               453,719        495,283         295,402         416,922       368,589
 Stockholders' equity                                  402,113        407,500         473,559         232,424       230,861
     per outstanding common share                   $    16.05     $    16.38      $    20.54      $    13.98      $  14.10

  The results of Banner Aerospace, Inc. are included in the periods since February 25, 1996, when Banner Aerospace became a majority-owned subsidiary. Prior to February 25, 1996, our investment in Banner Aerospace was accounted for using the equity method. Fiscal 1998 includes the gain from the disposition of Banner Aerospace's hardware group. The results of the hardware group are included in the periods from March 1996 through December 1997, until disposition. Fiscal 1999 includes the loss on the disposition of Banner Aerospace's Solair subsidiary and the loss recognized on the sale of Dallas Aerospace. The results of Solair are included in the periods from March 1996 through December 1998, until disposition. The results of Dallas Aerospace are included in the periods from March 1996 through November 1999, until disposition. These transactions materially affect the comparability of the information reflected in the selected financial data.

  EBITDA represents the sum of operating income before depreciation and amortization. Included in EBITDA are restructuring and unusual charges of $8,578, $6,374 and $2,319 in fiscal 2000, 1999 and 1996, respectively. We consider EBITDA to be an indicative measure of our operating performance due to the significance of our long-lived assets and because such data is considered useful by the investment community to better understand our results, and can be used to measure our ability to service debt, fund capital expenditures and expand our business. EBITDA is not a measure of financial performance under GAAP, may not be comparable to other similarly titled measures of other companies and should not be considered as an alternative either to net income as an indicator of our operating performance, or to cash flows as a measure of our liquidity. Cash expenditures for various long-term assets, interest expense, and income taxes have been, and will be incurred which are not reflected in the EBITDA presentation.

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

  The following discussion and analysis provide information which management believes is relevant to the assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

GENERAL

  We are a leading worldwide aerospace and industrial fastener manufacturer and distribution supply chain services manager and, through Banner Aerospace, an international supplier to airlines and general aviation businesses, distributing a wide range of aircraft parts and related support services. Through internal growth and strategic acquisitions, we have become one of the leading suppliers of fasteners to aircraft OEMs, such as Boeing, European Aeronautic Defense and Space Company, General Electric, Lockheed Martin, and Northrop Grumman.

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

CAUTIONARY STATEMENT

  Certain statements in this financial discussion and analysis by management contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend projections, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this Annual Report on Form 10-K. These risks include: product demand; our dependence on the aerospace industry; reliance on Boeing and European Aeronautic Defense and Space Company; customer satisfaction and quality issues; labor disputes; competition, including recent intense price competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; and the impact of any economic downturns and inflation.

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

 Fiscal 2000 Transactions

  On July 29, 1999, we sold our 31.9% interest in Nacanco Paketleme to American National Can Group, Inc. for approximately $48.2 million. In fiscal 2000, we recognized a $25.7 million nonrecurring gain from this divestiture. We also agreed to provide consulting services over a three-year period, at an annual fee of approximately $1.5 million. We used the net proceeds from the disposition to reduce our indebtedness.

  On September 3, 1999, we completed the disposal of our Camloc Gas Springs division to a subsidiary of Arvin Industries Inc. for approximately $2.7 million. In addition, we received $2.4 million from Arvin Industries for a covenant not to compete. We recognized a $2.0 million nonrecurring gain from this disposition.

  On December 1, 1999, we disposed of substantially all of the assets and certain liabilities of our Dallas Aerospace subsidiary to United Technologies Inc. for approximately $57.0 million. No gain or loss was recognized from this transaction, as the proceeds received approximated the net carrying value of these assets. Approximately $37.0 million of the proceeds from this disposition were used to reduce our term indebtedness.

  On April 13, 2000, we completed a spin-off to our stockholders of the shares of Fairchild (Bermuda) Ltd. On April 14, 2000, Fairchild (Bermuda) sold to Convac Technologies Ltd. the Optical Disc Equipment Group business formerly owned by Fairchild Technologies. Subsequently, on April 14, 2000, Fairchild (Bermuda), renamed Global Sources Ltd., completed an exchange of approximately 95% of its shares for 100% of the shares of Trade Media Holdings Limited, an Asian based, business-to-business online and traditional marketplace services provider. Immediately after the share exchange, our stockholders owned 1,183,081 shares of the 26,152,308 issued shares of Global Sources. Global Sources shares are listed on the NASDAQ under the symbol "GSOL".

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

  On February 22, 1999, we used available cash to acquire 77.3% of SNEP S.A. By June 30, 1999, we had purchased significantly all of the remaining shares of SNEP. The total amount paid was approximately $8.0 million, including $1.1 million of debt assumed, in a business combination accounted for as a purchase. The total cost of the acquisition exceeded the fair value of the net assets of SNEP by approximately $4.3 million, which is being allocated as goodwill, and amortized using the straight-line method over 40 years. SNEP is a French manufacturer of precision machined self-locking nuts and special threaded fasteners serving the European industrial, aerospace and automotive markets.

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

  On April 20, 1999, we completed the acquisition of all the capital stock of Kaynar Technologies Inc. for approximately $222 million and assumed approximately $103 million of existing debt, the majority of which was refinanced at closing. In addition, we paid $28 million for a covenant not to compete from Kaynar Technologies' largest preferred shareholder. The total cost of the acquisition exceeded the fair value of the net assets of Kaynar Technologies by approximately $282 million, which is being allocated as goodwill, and amortized using the straight-line method over 40 years. The acquisition was financed with existing cash, the sale of $225 million of 10 3/4% senior subordinated notes due 2009 and proceeds from a new bank credit facility.

  On June 18, 1999, we completed the acquisition of Technico S.A. for approximately $4.1 million and assumed approximately $2.2 million of Technico's existing debt. The total cost of the acquisition exceeded the fair value of the net assets of Technico by approximately $3.4 million, which is being allocated as goodwill, and amortized using the straight-line method over 40 years. The acquisition was financed with additional borrowings from our credit facility.

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

  On January 13, 1998, Banner Aerospace completed the disposition of substantially all of the assets and certain liabilities of certain of its subsidiaries to two wholly-owned subsidiaries of AlliedSignal Inc. (now Honeywell International), in exchange for shares of AlliedSignal common stock with an aggregate value of $369 million. The assets transferred to AlliedSignal consisted primarily of Banner Aerospace's hardware group, which included the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners, and its PacAero unit. Approximately $196 million of the common stock received from AlliedSignal Inc. was used to repay outstanding term loans of Banner Aerospace's subsidiaries, and related fees.

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

(In thousands)                                                For the years ended June 30,
                                             ---------------------------------------------------------------
                                                    2000                   1999                   1998
                                             -----------------      -----------------      -----------------
 Sales by Segment:
   Aerospace Fasteners                                $533,620               $442,722               $387,236
   Aerospace Distribution                              101,002                168,336                358,431
   Corporate and Other                                     739                  6,264                  5,760
   Eliminations (a)                                          -                      -                (10,251)
                                             -----------------      -----------------      -----------------
 Total Sales                                          $635,361               $617,322               $741,176
                                             =================      =================      =================


 Operating Income (Loss) by Segment:
   Aerospace Fasteners                                $ 33,909               $ 38,956               $ 32,722
   Aerospace Distribution                                7,758                (40,003)                20,330
   Corporate and Other                                 (18,424)               (44,864)                (7,609)
                                             -----------------      -----------------      -----------------
 Total Operating Income (Loss) (b)                    $ 23,243               $(45,911)              $ 45,443
                                             =================      =================      =================

(a) Represents intersegment sales from our aerospace fasteners segment to our aerospace distribution segment.
(b) Fiscal 2000 results include restructuring charges of $8,578 in the aerospace fasteners segment. Fiscal 1999 results include inventory impairment charges of $41,465 in the aerospace distribution segment, costs relating to acquisitions of $23,604 and restructuring charges of $5,526 in the aerospace fasteners segment, $348 in the aerospace distribution segment, and $500 at corporate.

  The following unaudited pro forma table illustrates sales and operating income of our operations by segment, on a pro forma basis, as if we had operated in a consistent manner for the past three years. The pro forma results represent the impact of our acquisition of Kaynar Technologies (completed in April 1999), our merger with Banner Aerospace (completed in April 1999), our acquisition of Special-T (effective January 1998), and our dispositions of Dallas Aerospace (December 1999), Solair (December 1998), the hardware group of Banner Aerospace (completed January 1998), and the investment in Nacanco Paketleme (July 1999) and Shared Technologies Fairchild (completed in March 1998), as if these transactions had occurred at the beginning of each period presented. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations that would actually have occurred if the transactions had been in effect since the beginning of each period, nor are they necessarily indicative of our future results.

                                                              For the years ended June 30,
                                             ---------------------------------------------------------------
                                                    2000                   1999                   1998
                                             -----------------      -----------------      -----------------
 Sales by Segment:
   Aerospace Fasteners                                $533,620               $610,200               $630,538
   Aerospace Distribution                               79,308                 70,196                 68,335
   Corporate and Other                                     739                  6,264                  5,760
                                             -----------------      -----------------      -----------------
 Total Sales                                          $613,667               $686,660               $704,633
                                             =================      =================      =================

 Operating Income (Loss) by Segment:
   Aerospace Fasteners                                $ 33,909               $ 54,427               $ 68,037
   Aerospace Distribution                                5,680                 (1,611)                 3,355
   Corporate and Other                                 (18,397)               (24,071)               (12,439)
                                             -----------------      -----------------      -----------------
 Total Operating Income (Loss) (a)                    $ 21,192               $ 28,745               $ 58,953
                                             =================      =================      =================

(a) Fiscal 2000 results include restructuring charges of $8,578 in the aerospace fasteners segment. Fiscal 1999 results include costs relating to acquisitions of $23,604 and restructuring charges of $5,526 in the aerospace fasteners segment, $348 in the aerospace distribution segment, and $500 at corporate.

  Net sales of $635.4 million in 2000 increased by $18.0 million, or 2.9%, compared to sales of $617.3 million in 1999. The improvement is attributable primarily to the additional revenues provided by the acquisition of Kaynar Technologies, offset partially by the dispositions of Solair and Dallas Aerospace. Net sales of $617.3 million in 1999 decreased by $123.9 million, or 16.7%, compared to sales of $741.2 million in 1998. The decrease is attributable primarily to the loss of revenues resulting from the disposition of our aerospace distribution segment's hardware group and Solair. On a pro forma basis, net sales decreased 10.6% and 2.6% in 2000 and 1999, respectively, as compared to the previous fiscal periods.

  Gross margin as a percentage of sales was 25.7%, 18.2%, and 25.2% in 2000, 1999, and 1998, respectively. Included in cost of goods sold for 1999 was a charge of $41.5 million recognized in our aerospace distribution segment from the dispositions of Solair and Dallas Aerospace. Of this charge, $19.3 million was attributable to Solair's bulk sale of inventory at prices below the carrying amount. Excluding these charges, gross margin as a percentage of sales was 24.9% in fiscal 1999. The change in margins in 2000 and 1999 periods are attributable to a change in product mix as a result of the acquisitions and dispositions. Partially offsetting the overall lower margins in 1999 was an improvement in margins within our aerospace fasteners segment, resulting from acquisitions, efficiencies associated with production being integrated, and improved skills of the work force.

  Selling, general & administrative expense as a percentage of sales was 21.0%, 24.2%, and 19.2%, in 2000, 1999, and 1998, respectively. Included in selling, general & administrative expense in fiscal 1999 were $23.6 million of one-time costs associated primarily with the acquisition of Kaynar Technologies. Excluding these costs, selling, general & administrative expense as a percentage of sales would have been 20.4% in 1999.

  Other income increased $10.5 million in 2000 as compared to 1999, due primarily to $5.1 million of gains recognized on the disposition of real estate and $3.2 million in increased rental income received from new tenants occupying a shopping center we own and are developing in Farmingdale, New York. Other income decreased $2.6 million in 1999 as compared to 1998, due primarily to the fiscal 1998 condemnation of air rights over a portion of the property we own in Farmingdale, New York.

  In fiscal 1999, we recorded $6.4 million of restructuring charges. Of this amount, $0.5 million was recorded at our corporate office for severance benefits and $0.3 million was recorded at our aerospace distribution segment for the write-off of building improvements from premises vacated. The remainder, $5.5 million was recorded as a result of the costs incurred from the initial integration of Kaynar Technologies into our aerospace fasteners segment, i.e. for severance benefits ($3.9 million), for product integration costs incurred as of June 30, 1999 ($1.3 million), and for the write down of fixed assets ($0.3 million). In fiscal 2000, we recorded $8.6 million of restructuring charges as a result of the continued integration of Kaynar Technologies into our aerospace fasteners segment. All of the charges recorded were a direct result of product and plant integration costs incurred as of June 30, 2000. These costs were classified as restructuring and were the direct result of formal plans to move equipment, close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. As of June 30, 2000, significantly all of our integration plans have been executed and our integration process is substantially complete.

  Operating income of $23.2 million in fiscal 2000 increased $69.2 million, or 150.6%, compared to an operating loss of $45.9 million in fiscal 1999. We reported an operating loss of $45.9 million in fiscal 1999, which was a decrease from operating income of $45.4 million reported in fiscal 1998. Fiscal 1999 was affected by $71.4 million of expenses recognized for inventory impairment, restructuring costs and other costs related to acquisitions. Fiscal 2000 results also improved because of $5.1 million of gains recognized on the sale of real estate, and $3.2 million in increased rental income received from new tenants occupying a shopping center we own and are developing in Farmingdale, New York.

  Net interest expense increased by 45.3% in fiscal 2000 as compared to fiscal 1999, as a result of the additional debt we incurred to finance the acquisition of Kaynar Technologies. Net interest expense decreased 29.0% in fiscal 1999 compared to fiscal 1998. The improvement in fiscal 1999 was due to a series of transactions occurring in fiscal 1998 that significantly reduced our total debt.

  Investment income (loss), net, was $9.9 million, $39.8 million, and $(3.4) million in 2000, 1999, and 1998, respectively. Investment income in fiscal 2000 and fiscal 1999, respectively, was due primarily to recognizing realized gains on investments liquidated. We recognized a large gain in 1999 from the liquidation of our position in AlliedSignal to raise funds to acquire Kaynar Technologies.

  Nonrecurring income of $28.6 million in fiscal 2000 resulted from a $25.7 million, $2.0 million, and $0.9 million gains recognized on the disposition of our equity investment in Nacanco Paketleme, our Camloc Gas Springs division and a smaller equity investment, respectively. Nonrecurring income of $124.0 million in 1998 resulted from the disposition of Banner Aerospace's hardware group.

  We recorded an income tax benefit of $4.4 million in fiscal 2000 on earnings from continuing operations of $17.7 million. A tax benefit was recorded due primarily to a change in the estimate of required tax accruals. We recorded an income tax benefit of $13.2 million in fiscal 1999 representing a 36.3% effective tax rate on pre-tax losses from continuing operations. The tax benefit approximates the statutory rate. The income tax provision of $47.3 million reported in fiscal 1998 represents a 38.3% effective tax rate on pre-tax earnings from continuing operations of $123.4 million. The tax provision was slightly higher than the statutory rate because of goodwill associated with the disposition of Banner Aerospace's hardware group, which is not deductible for tax purposes.

  Equity in earnings of affiliates decreased $2.1 million in 2000, compared to 1999, and $0.8 million in 1999, compared to 1998. In July 1999, we divested our 31.9% interest in Nacanco and this reduced our equity earnings in fiscal 2000. The decrease in 1999 was attributable primarily to losses recorded by small start-up ventures.

  Included in earnings (loss) from discontinued operations are the results of Fairchild Technologies through January 1998, and our equity in earnings of Shared Technologies Fairchild prior to the merger of Shared Technologies Fairchild. (See Note 4 to our Consolidated Financial Statements).

  In 1998, we recorded a $96.0 million gain, net of tax, on disposal of discontinued operations, from the proceeds received from the merger of Shared Technologies Fairchild. This gain was partially offset in connection with the adoption of a formal plan to enhance the opportunities for disposition of Fairchild Technologies. In connection with the adoption of such plan, we recorded an after-tax charge of $12.0 million, $31.3 million and $36.2 million in discontinued operations in fiscal 2000, 1999 and 1998, respectively. Included in the fiscal 1998 charge, was $28.2 million, net of an income tax benefit of $11.8 million, for the net losses of Fairchild Technologies through June 30, 1998, and $8.0 million, net of an income tax benefit of $4.8 million, for the estimated remaining operating losses of Fairchild Technologies. The fiscal 1999 after-tax operating loss from Fairchild Technologies exceeded the June 1998 estimate recorded for expected losses by $28.6 million, net of an income tax benefit of $8.1 million, through June 1999. An additional after-tax charge of $2.8 million, net of an income tax benefit of $2.4 million, was recorded in fiscal 1999, for estimated remaining losses in connection with the disposition of Fairchild Technologies. The fiscal 2000 after-tax loss in connection with the disposition of the remaining operations of Fairchild Technologies exceeded anticipated losses by $20.0 million, net of an income tax benefit of $8.0 million.

  In fiscal 1999, we recognized an extraordinary loss of $4.2 million, net of tax, to write-off the remaining deferred loan fees associated with the early extinguishment of our indebtedness pursuant to our acquisition of Kaynar Technologies (See Note 8). In fiscal 1998, we recognized an extraordinary loss of $6.7 million, net of tax, to write-off the remaining deferred loan fees and original issue discounts associated with early extinguishment of our indebtedness pursuant the repayment of all our public debt and refinancing of credit facilities.

  Comprehensive income (loss) includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available-for-sale investment securities. The fair market value of unrealized holding securities declined by $4.0 million and $16.5 million in fiscal 2000 and 1999, respectively. The changes reflect primarily gains realized from the liquidation of investments, including AlliedSignal common stock divested in fiscal 1999. Foreign currency translation adjustments decreased by $10.1 million and $2.5 million in fiscal 2000 and 1999, respectively, due primarily to the strengthening of the U.S. Dollar against the French Franc and German Mark.

 Segment Results

 Aerospace Fasteners Segment

  Sales by our aerospace fasteners segment increased by $90.9 million to $533.6 million, up 20.5% in fiscal 2000, compared to fiscal 1999. These improvements reflected growth from acquisitions, offset partially by weakened demand for our products in the commercial aerospace industry. On June 30, 2000, our backlog was $204 million compared to $220 million at June 30, 1999. On a pro forma basis, sales decreased by 12.5% in fiscal 2000, as compared to fiscal 1999. Our operations in the United States were negatively impacted by reduced bookings caused by inventory reduction efforts at Boeing and its ripple effect on prices. Sales in the aerospace fasteners segment increased by $55.5 million to $442.7 million, up 14.3% in fiscal 1999, compared to fiscal 1998, reflecting growth due primarily to the acquisition of Kaynar Technologies. Backlog increased by $38 million in fiscal 1999 to $220 million at June 30, 1999, reflecting the acquisition of Kaynar Technologies. Excluding $90 million of backlog contributed by Kaynar Technologies, our backlog decreased $52 million in fiscal 1999. On a pro forma basis reflecting acquisitions in comparable periods, sales decreased 3.2% in fiscal 1999, compared to fiscal 1998.

  Operating income in our aerospace fasteners segment decreased by $5.0 million in fiscal 2000, compared to fiscal 1999. Included in our fiscal 2000 and 1999 results are restructuring charges incurred of $8.6 million and $5.5 million, respectively, due to the integration of Kaynar Technologies into our Aerospace Fasteners business. Excluding restructuring charges, operating income decreased by $2.0 million in fiscal 2000, compared to fiscal 1999, reflecting reduced margins due to pricing pressures offset partially by cost improvement initiatives and acquisitions made during fiscal 1999. Operating expenses at all operations are being strictly controlled as management attempts to reduce operating costs to improve operating results in the short term, without adversely affecting our future performance. Operating income increased by $6.2 million, or 19.1%, in fiscal 1999, compared to fiscal 1998. Included in our 1999 results are restructuring charges of $5.5 million for integration costs and severance from the integration of our business with the Kaynar Technologies business. Excluding restructuring charges, operating income increased $11.8 million in fiscal 1999 compared to fiscal 1998. On a pro forma basis and excluding restructuring charges, operating income decreased by $17.5 million in fiscal 2000, compared to fiscal 1999, and $8.1 million in fiscal 1999 as compared to fiscal 1998, due to lower sales levels associated with a weakened commercial aerospace industry and its negative effects on operating effectiveness.

  We believe the overall demand for aerospace fasteners in fiscal 2001 will improve as the results of Boeing's inventory reduction program diminishes and the announced increase in aircraft build rates favorably affect demand. We believe that the integration savings from the Kaynar merger and production efficiency improvements will partially offset the weakened demand for our products.

 Aerospace Distribution Segment

  Sales in our aerospace distribution segment decreased by $67.3 million, or 40.0%, in fiscal 2000, compared to the fiscal 1999 period. The decrease was due to the loss of revenues as a result of the disposition of Solair and Dallas Aerospace. Sales decreased by $190.1 million, or 53.0%, in fiscal 1999, compared to the fiscal 1998 period, due primarily to the loss of revenues as a result of the disposition of the hardware group and Solair. On a pro forma basis, sales increased $9.1 million, or 13.0%, in 2000 compared to 1999, and $1.9 million, or 2.7%, in 1999 compared to 1998.

  Operating income in our aerospace distribution segment increased by $47.8 million in fiscal 2000, compared to fiscal 1999. Included in the fiscal 1999 period, was a charge of $19.3 million due to the sale of Solair and a $22.1 million charge relating to the potential sale of Dallas Aerospace. Operating income decreased by $60.3 million, in fiscal 1999, as compared to fiscal 1998. A charge of $41.4 million is included in the 1999 results, in connection with the disposition of Solair and the potential disposition of Dallas Aerospace. Excluding these charges, operating income would have decreased $18.9 million in fiscal 1999, compared to fiscal 1998, due primarily to the disposition of Solair and the hardware group. On a pro forma basis, operating income increased by $7.3 million in fiscal 2000, compared to fiscal 1999, reflecting increases in margins and a reduction in corporate overhead.

 Corporate and Other

  The Corporate and Other segment includes the Gas Springs division prior to its disposition and corporate activities. The group reported an improvement of $26.4 million, or 58.9%, reducing operating losses from $44.9 million in fiscal 1999 to $18.4 million in fiscal 2000. An operating loss of $44.9 million in fiscal 1999 was $37.3 million higher than the operating loss of $7.6 million reported in fiscal 1998. Results from fiscal 2000 included $5.1 million of gains recognized on the disposition of real estate and $3.2 million in increased rental income received from new tenants occupying a shopping center we own and are developing in Farmingdale, New York. Results from fiscal 1999 included $23.6 million of one-time costs associated primarily with the acquisition of Kaynar Technologies, restructuring charges, and increased environmental, legal and travel expenses. Results from fiscal 1998 included other income of $8.6 million, including $4.4 million realized as a result of the condemnation of air rights over a portion of the property we own and are developing in Farmingdale, New York.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Total capitalization as of June 30, 2000 and 1999 amounted to $884.4 million and $931.6 million, respectively. The changes in capitalization included a decrease of $41.8 million in debt and a decrease of $5.4 million in equity. The decrease in debt reflected a $81.3 million decrease in term loan borrowing with our primary lenders, as a result of the proceeds received from the divestiture of assets, offset partially by $30.8 million of cash borrowed from a new term loan facility used to support our operations and finance construction costs to complete a shopping center being developed in Farmingdale, New York. The decrease in equity was due primarily to a $14.1 million decrease in cumulative other comprehensive income, offset partially by reported net income of $9.8 million.

  We maintain a portfolio of investments classified primarily as available-for-sale securities, which had a fair market value of $19.1 million at June 30, 2000. The market value of the investment portfolio decreased by $4.0 million in 2000 as a result of realized gains from the divestiture of securities. While there is risk associated with market fluctuations inherent in stock investments, and because our portfolio is not diversified, large swings in its value should be expected.

  We have an 88-acre site in Farmingdale, New York, which we are developing and operating as a shopping center. We have invested (cash and capitalized interest) approximately $28.8 million, $40.4 million, and $17.3 million into this project in 2000, 1999 and 1998, respectively. We estimate additional funding of approximately $5.0 million is needed to complete the current phases of this project.

  Net cash used for operating activities for fiscal 2000 was $67.1 million. The primary use of cash for operating activities in fiscal 2000 was a $23.2 million increase in inventories, a $12.0 million decrease in accounts payable, and a $25.7 million increase in other current assets. Net cash provided by operating activities for fiscal 1999 was $23.3 million. The primary source of cash for operating activities in fiscal 1999 was an increase in accounts payable, accrued liabilities and other long-term liabilities of $45.9 million, partially offset by our net loss and non-cash adjustments of $16.8 million. Net cash used for operating activities for fiscal 1998 was $85.2 million. The primary use of cash for operating activities in fiscal 1998 was a $54.9 million increase in inventories.

  Net cash provided from investing activities for fiscal 2000 was $90.4 million and included $108.8 million in proceeds received from the dispositions of Dallas Aerospace, our Gas Springs division and our investment in Nacanco Paketleme, and $12.0 million proceeds received from the condemnation of property. This was slightly offset by cash used for capital expenditures and real estate investments of $27.3 million and $27.7 million, respectively. Net cash used for investing activities for fiscal 1999 was $99.2 million and included $274.4 million used for acquisitions, partially offset by $189.4 million received from the liquidation of investments. Net cash provided from investing activities for fiscal 1998 was $43.6 million and included proceeds of $168.0 million received from the disposition of discontinued operations, including Shared Technologies Fairchild. This was offset slightly by cash used for the acquisition of subsidiaries and minority interests of $32.8 million and $26.4 million, respectively.

  Net cash used for financing activities in fiscal 2000 was $41.4 million, The primary use of cash for financing activities in fiscal 2000 was $39.4 million used to reduce debt. Net cash provided by financing activities in fiscal 1999 and fiscal 1998 was $81.2 million and $74.1 million, respectively. Cash provided by financing activities in fiscal 1999 included the issuance of additional debt of $483.2 million offset partially by $380.0 million of debt repayments and $22.1 million of treasury stock purchased. We increased our debt in fiscal 1999, as a result of the acquisition of Kaynar Technologies. Cash provided by financing activities in fiscal 1998 included the issuance of $53.8 million of stock from our 1998 equity offering and $275.5 million from the issuance of additional debt partially offset by $258.0 million from the repayment of debt and the repurchase of debentures.

  Our principal cash requirements include debt service, capital expenditures, acquisitions, real estate development, and payment of other liabilities. Other liabilities that require the use of cash include postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, cash from borrowings and additional financing and asset sales will be adequate to satisfy our cash requirements in fiscal 2001.

  We are required under the credit agreement to comply with certain financial and non-financial loan covenants, including maintaining certain interest and fixed charge coverage ratios and maintaining certain indebtedness to EBITDA ratios at the end of each fiscal quarter. Additionally, the credit agreement restricts annual capital expenditures to $40 million during the life of the facility. Except for non-guarantor assets, substantially all of our assets are pledged as collateral under the credit agreement. The credit agreement restricts the payment of dividends to our shareholders to an aggregate of the lesser of $0.01 per share or $0.4 million over the life of the agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant can result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. At June 30, 2000, we were in full compliance with all the covenants under the credit agreement.

 Discontinued Operations

  In 1998, we adopted a formal plan to dispose of Fairchild Technologies. Based on this plan, we have sold the Fairchild Technologies' businesses, including most of its intellectual property, through a series of transactions. On April 14, 1999, we disposed of Fairchild Technologies photoresist deep-ultraviolet track equipment machines, spare parts and testing equipment to Apex Co., Ltd. in exchange for 1,250,000 shares of Apex stock valued at approximately $5.1 million. On June 15, 1999, we received from Suess Microtec AG $7.9 million and the right to receive 350,000 shares of Suess Microtec stock, or at least approximately $3.5 million, by September 2000 in exchange for certain inventory, fixed assets, and intellectual property of Fairchild Technologies' semiconductor equipment group. On May 1, 1999, we sold Fairchild CDI for a nominal amount. In July 1999, we received approximately $7.1 million from Novellus Systems, Inc. in exchange for Fairchild Technologies' Low-K dielectric product line and certain intellectual property. On April 13, 2000, we completed the disposition of Fairchild Technologies' optical disc equipment group by a spinoff of Fairchild (Bermuda), Ltd. to our shareholders.

Year 2000

  We did not experience any material problems as a result of the Year 2000 turnover or in connection with the leap year date of February 29, 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists, if any.
Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. Most of the general qualifying criteria for hedge accounting under SFAS 133 were derived from, and are similar to, the existing qualifying criteria in SFAS 80 "Accounting for Futures Contracts."
SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 to defer the required effective date of implementing SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. We adopted SFAS 133 on July 1, 2001 and recognize a cumulative pre-tax loss of approximately $0.8 million.

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

(In thousands)

Expected Fiscal Year Maturity Date                      2003          2008 (a)
                                              -------------------------------------
Interest Rate Hedges:
---------------------
   Variable to fixed                                  $30,750        $100,000
   Average cap rate                                    11.625%           6.49%
   Average floor rate                                   N/A              6.24%
   Weighted average rate                                10.39%           7.06%
   Fair market value                                  $   166        $   (812)

(a) - On February 17, 2003, the bank with which we entered into the interest rate swap agreement will have a one-time option to elect to cancel this agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements of the Company and the report of our independent public accountants with respect thereto, are set forth below.

                                                                                                              Page
     Report of Independent Public Accountants                                                                 26

     Consolidated Balance Sheets as of June 30, 2000 and 1999                                                 27

     Consolidated Statements of Earnings for each of the Three Years Ended June 30, 2000, 1999, and 1998      29

     Consolidated Statements of Stockholders' Equity for each of the Three Years Ended
         June 30, 2000, 1999, and 1998                                                                        31

     Consolidated Statements of Cash Flows for each of the Three Years Ended June 30, 2000, 1999, and 1998    32

     Notes to Consolidated Financial Statements                                                               33

Supplementary information regarding "Quarterly Financial Data (Unaudited)" is set forth under Item 8 in Note 20 to Consolidated Financial Statements.

                   Report of Independent Public Accountants

To the Shareholders of The Fairchild Corporation:

  We have audited the accompanying consolidated balance sheets of The Fairchild Corporation (a Delaware corporation) and consolidated subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Nacanco Paketleme (see Note 6), an investment that was sold in July 1999, and until then, was reflected in the consolidated accompanying financial statements using the equity method of accounting. The investment in Nacanco Paketleme represented 1 percent of total assets as of June 30, 1999, and the equity in its net income represents 11 percent, and 9 percent of earnings from continuing operations for the years ended June 30, 1999 and 1998, respectively. The statements of Nacanco Paketleme were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Nacanco Paketleme, is based on the report of other auditors.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation and consolidated subsidiaries as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.


                    Arthur Andersen LLP


Vienna, VA
September 11, 2000

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                   ASSETS                                        June 30,             June 30,
                                   ------
                                                                                   2000                 1999
                                                                             -----------------    -----------------
CURRENT ASSETS:
---------------
Cash and cash equivalents, $14,287 and $15,752 restricted                           $   35,790           $   54,860
Short-term investments                                                                   9,054               13,094
Accounts receivable-trade, less allowances of $9,598 and $6,442                        127,230              130,121
Inventories:
   Finished goods                                                                      138,330              137,807
   Work-in-process                                                                      30,523               38,316
   Raw materials                                                                        11,006               14,116
                                                                             -----------------    -----------------
                                                                                       179,859              190,239
Prepaid expenses and other current assets                                               74,231               73,926
                                                                             -----------------    -----------------
Total Current Assets                                                                   426,164              462,240

Property, plant and equipment, net of accumulated
  depreciation of $142,938 and $103,556                                                174,137              184,065
Net assets held for sale                                                                20,112               21,245
Cost in excess of net assets acquired (Goodwill), less
  accumulated amortization of $52,826 and $40,307                                      436,442              447,722
Investments and advances, affiliated companies                                           3,238               31,791
Prepaid pension assets                                                                  64,418               63,958
Deferred loan costs                                                                     14,714               13,077
Real estate investment                                                                 112,572               83,791
Long-term investments                                                                   10,084               15,844
Other assets                                                                             5,539                5,053
                                                                             -----------------    -----------------
TOTAL ASSETS                                                                        $1,267,420           $1,328,786
                                                                             =================    =================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                    LIABILITIES AND STOCKHOLDERS' EQUITY                          June 30,              June 30,
                    ------------------------------------
                                                                                    2000                  1999
                                                                             -----------------     -----------------
CURRENT LIABILITIES:
--------------------
Bank notes payable and current maturities of long-term debt                         $   28,594            $   28,860
Accounts payable                                                                        62,494                72,271
Accrued liabilities:
    Salaries, wages and commissions                                                     38,065                43,095
    Employee benefit plan costs                                                          5,608                 5,204
    Insurance                                                                           12,237                14,216
    Interest                                                                             6,408                 7,637
    Other accrued liabilities                                                           60,123                50,984
                                                                             -----------------     -----------------
                                                                                       122,441               121,136
Net current liabilities of discontinued operations                                           -                10,999
                                                                             -----------------     -----------------
Total Current Liabilities                                                              213,529               233,266

LONG-TERM LIABILITES:
---------------------
Long-term debt, less current maturities                                                453,719               495,283
Other long-term liabilities                                                             26,741                25,963
Retiree health care liabilities                                                         42,803                44,813
Noncurrent income taxes                                                                128,515               121,961
                                                                             -----------------     -----------------
TOTAL LIABILITIES                                                                      865,307               921,286

STOCKHOLDERS' EQUITY:
---------------------
Class A common stock, $0.10 par value; authorized
  40,000 shares, 30,079 (29,754 in 1999) shares issued and
  22,430 (22,259 in 1999) shares outstanding                                             3,008                 2,975
Class B common stock, $0.10 par value; authorized 20,000
   shares, 2,622 shares issued and outstanding                                             262                   262
Paid-in capital                                                                        231,190               229,038
Treasury stock, at cost, 7,649 (7,496 in 1999) shares of Class A common stock          (75,506)              (74,102)
Retained earnings                                                                      261,788               252,030
Notes due from stockholders                                                             (1,867)                    -
Cumulative other comprehensive income                                                  (16,762)               (2,703)
                                                                             -----------------     -----------------
TOTAL STOCKHOLDERS' EQUITY                                                             402,113               407,500
                                                                             -----------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $1,267,420            $1,328,786
                                                                             =================     =================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)

                                                                                    For the Years Ended June 30,
                                                                      ----------------------------------------------------------
                                                                            2000                 1999                 1998
                                                                      ----------------     ----------------     ----------------
REVENUE:
--------
   Net sales                                                                  $635,361             $617,322             $741,176
   Other income, net                                                            14,410                3,899                6,508
                                                                      ----------------     ----------------     ----------------
                                                                               649,771              621,221              747,684
 COSTS AND EXPENSES:
--------------------
   Cost of goods sold                                                          472,023              504,893              554,670
   Selling, general & administrative                                           133,353              149,348              142,102
   Amortization of goodwill                                                     12,574                6,517                5,469
   Restructuring                                                                 8,578                6,374                    -
                                                                      ----------------     ----------------     ----------------
                                                                               626,528              667,132              702,241
 OPERATING INCOME (LOSS)                                                        23,243              (45,911)              45,443
 Interest expense                                                               48,942               33,162               46,007
 Interest income                                                                (4,850)              (2,816)              (3,292)
                                                                      ----------------     ----------------     ----------------
 Net interest expense                                                           44,092               30,346               42,715
 Investment income (loss)                                                        9,935               39,800               (3,362)
 Nonrecurring gain                                                              28,625                    -              124,028
                                                                      ----------------     ----------------     ----------------
 Earnings (loss) from continuing operations before taxes                        17,711              (36,457)             123,394
 Income tax (provision) benefit                                                  4,399               13,245              (47,274)
 Equity in earnings (loss) of affiliates, net                                     (346)               1,795                2,571
 Minority interest, net                                                              -               (2,090)             (26,292)
                                                                      ----------------     ----------------     ----------------
 Earnings (loss) from continuing operations                                     21,764              (23,507)              52,399
 Loss from discontinued operations, net                                              -                    -               (4,296)
 Gain (loss) on disposal of discontinued operations, net                       (12,006)             (31,349)              59,717
 Extraordinary items, net                                                            -               (4,153)              (6,730)
                                                                      ----------------     ----------------     ----------------
 NET EARNINGS (LOSS)                                                          $  9,758             $(59,009)            $101,090
                                                                      ================     ================     ================
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                      (10,098)              (2,545)              (5,140)
 Unrealized holding changes on securities arising during the period             (3,961)             (16,544)              20,633
                                                                      ----------------     ----------------     ----------------
 Other comprehensive income (loss)                                             (14,059)             (19,089)              15,493
                                                                      ----------------     ----------------     ----------------
 COMPREHENSIVE INCOME (LOSS)                                                  $ (4,301)            $(78,098)            $116,583
                                                                      ================     ================     ================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)

                                                                                       For the Years Ended June 30,
                                                                      -----------------------------------------------------------
                                                                            2000                 1999                 1998
                                                                      -----------------    -----------------    -----------------
BASIC EARNINGS PER SHARE:
-------------------------
Earnings (loss) from continuing operations                                      $  0.87              $ (1.03)             $  2.78
Loss from discontinued operations, net                                                -                    -                (0.23)
Gain (loss) on disposal of discontinued operations, net                           (0.48)               (1.38)                3.17
Extraordinary items, net                                                              -                (0.18)               (0.36)
                                                                      -----------------    -----------------    -----------------
NET EARNINGS (LOSS)                                                             $  0.39              $ (2.59)             $  5.36
                                                                      =================    =================    =================
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                       $ (0.40)             $ (0.11)             $ (0.27)
 Unrealized holding changes on securities arising during the period               (0.16)               (0.73)                1.10
                                                                      -----------------    -----------------    -----------------
 Other comprehensive income (loss)                                                (0.56)               (0.84)                0.83
                                                                      -----------------    -----------------    -----------------
 COMPREHENSIVE INCOME (LOSS)                                                    $ (0.17)             $ (3.43)             $  6.19
                                                                      =================    =================    =================

DILUTED EARNINGS PER SHARE:
---------------------------
Earnings (loss) from continuing operations                                      $  0.87              $ (1.03)             $  2.66
Loss from discontinued operations, net                                                -                    -                (0.22)
Gain (loss) on disposal of discontinued operations, net                           (0.48)               (1.38)                3.04
Extraordinary items, net                                                              -                (0.18)               (0.34)
                                                                      -----------------    -----------------    -----------------
NET EARNINGS (LOSS)                                                             $  0.39              $ (2.59)             $  5.14
                                                                      =================    =================    =================
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                       $ (0.40)             $ (0.11)             $ (0.26)
 Unrealized holding changes on securities arising during the period               (0.16)               (0.73)                1.05
                                                                      -----------------    -----------------    -----------------
 Other comprehensive income (loss)                                                (0.56)               (0.84)                0.79
                                                                      -----------------    -----------------    -----------------
 COMPREHENSIVE INCOME (LOSS)                                                    $ (0.17)             $ (3.43)             $  5.93
                                                                      =================    =================    =================
Weighted average shares outstanding:
  Basic                                                                          24,954               22,766               18,834
                                                                      =================    =================    =================
  Diluted                                                                        25,137               22,766               19,669
                                                                      =================    =================    =================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                           Cumulative
                                      Class A  Class B                                        Notes          Other
                                      Common    Common    Paid-in   Retained   Treasury     Due From     Comprehensive
                                       Stock    Stock     Capital   Earnings     Stock    Stockholders       Income        Total
                                    ----------------------------------------------------------------------------------------------
Balance, July 1, 1997                  $2,023     $263   $ 71,015   $209,949   $(51,719)     $       -         $   893    $232,424
Net earnings                                -        -          -    101,090          -              -               -     101,090
Cumulative translation adjustment           -        -          -          -          -              -          (5,140)     (5,140)
Compensation expense from adjusted
   terms to warrants and options            -        -      5,655          -          -                              -       5,655
Stock issued for Special-T Fasteners
   acquisition                            108        -     21,939          -          -              -               -      22,047
Stock issued for Exchange Offer           221        -     42,588          -          -              -               -      42,809
Equity Offering                           300        -     53,268          -          -              -               -      53,568
Proceeds received from stock options
   exercised (141,259 shares)              10        -        652          -       (189)             -               -         473
Cashless exercise of warrants               5        -         (5)         -          -              -               -           -
Net unrealized holding gain on
   available-for-sale securities            -        -          -          -          -              -          20,633      20,633
                                    ----------------------------------------------------------------------------------------------
Balance, June 30, 1998                  2,667      263    195,112    311,039    (51,908)             -          16,386     473,559
Net loss                                    -        -          -    (59,009)         -              -               -     (59,009)
Cumulative translation adjustment           -        -          -          -          -              -          (2,545)     (2,545)
Stock issued for Special-T Fasteners
   acquisition                              1        -        132          -          -              -               -         133
Stock issued for Banner Aerospace
   merger                                 298        -     33,093          -          -              -               -      33,391
Proceeds received from stock options
   exercised (75,383 shares)                7        -        266          -        (92)             -               -         181
Stock issued for Special-T
   restricted stock plan
   (14,969 shares)                          1        -         (1)         -          -              -               -           -
Purchase of treasury shares                 -        -          -          -    (22,102)             -               -     (22,102)
Exchange of Class B for Class A
   common stock (3,064 shares)              1       (1)         -          -          -              -               -           -
Compensation expense-stock options          -        -        436          -          -              -               -         436
Net unrealized holding loss on
   available-for-sale securities            -        -          -          -          -              -         (16,544)    (16,544)
                                    ----------------------------------------------------------------------------------------------
Balance, June 30, 1999                  2,975      262    229,038    252,030    (74,102)             -          (2,703)    407,500
Net earnings                                -        -          -      9,758          -              -               -       9,758
Cumulative translation adjustment           -        -          -          -          -              -         (10,098)    (10,098)
Stock issued for Special-T Fasteners
   acquisition (44,079 shares)              4        -        530          -          -              -               -         534
Proceeds received from stock options
   exercised (314,126 shares)              22        -      1,321          -       (916)             -               -         427
Stock issued for Special-T
   restricted stock plan
   (14,969 shares)                          1        -         (1)         -          -              -               -           -
Cashless exercise of warrants               6        -         (6)         -          -              -               -           -
Purchase of treasury shares                 -        -          -          -       (488)             -               -        (488)
Compensation expense-stock options          -        -        308          -          -              -               -         308
Loans to stockholders                       -        -          -          -          -         (1,867)              -      (1,867)
Net unrealized holding loss on
   available-for-sale securities            -        -          -          -          -              -          (3,961)     (3,961)
                                    ----------------------------------------------------------------------------------------------
Balance, June 30, 2000                 $3,008     $262   $231,190   $261,788   $(75,506)       $(1,867)       $(16,762)   $402,113
                                    ==============================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                             For the Years Ended June 30,
                                                                                     -----------------------------------------
                                                                                          2000          1999          1998
                                                                                     -------------  ------------  ------------
Cash flows from operating activities:
-------------------------------------
    Net earnings (loss)                                                                  $   9,758     $ (59,009)    $ 101,090
     Depreciation and amortization                                                          41,821        25,657        20,873
     Deferred loan fee amortization                                                          1,200         1,100         2,406
     Accretion of discount on long-term liabilities                                             66         5,270         3,766
     Net gain on the disposition of subsidiaries and investments in affiliates             (28,625)            -      (124,041)
     Net gain on the sale of discontinued operations                                             -             -      (132,787)
     Extraordinary items, net of cash payments                                                   -         6,389        10,347
     Provision for restructuring (excluding cash payments of $2,600 in 1999)                     -         3,774             -
     (Gain) loss on sale of property, plant, and equipment                                  (1,964)          400           246
     (Undistributed) distributed earnings of affiliates, net                                   372         3,433         1,725
     Minority interest                                                                           -         2,090        26,292
     Change in trading securities                                                                -        (1,254)        9,275
     Change in receivables                                                                   2,892         8,632       (12,846)
     Change in inventories                                                                 (23,223)       14,727       (54,857)
     Change in other current assets                                                        (25,734)      (22,365)      (26,643)
     Change in other non-current assets                                                    (18,305)      (26,741)          700
     Change in accounts payable, accrued liabilities and other long-term liabilities       (11,979)       45,906        77,434
     Non-cash charges and working capital changes of discontinued operations               (13,351)       15,259        11,789
                                                                                     -------------  ------------  ------------
     Net cash provided by (used for) operating activities                                  (67,072)       23,268       (85,231)
 Cash flows from investing activities:
--------------------------------------
     Proceeds received from (used for) investment securities, net                           14,655       189,379        (7,287)
     Purchase of property, plant and equipment                                             (27,339)      (30,142)      (36,029)
     Proceeds from sale of plant, property and equipment                                    12,693           844           336
     Equity investment in affiliates                                                        (2,489)       (7,678)       (4,343)
     Proceeds received from divestiture of investment in affiliates                         46,886             -             -
     Acquisition of subsidiaries, net of cash acquired                                           -      (274,427)      (59,178)
     Net proceeds received from sale of subsidiaries                                        61,906        60,396             -
     Net proceeds received from the sale of discontinued operations                          7,100             -       167,987
     Changes in real estate investment                                                     (27,712)      (40,351)      (17,262)
     Changes in net assets held for sale                                                     4,672         3,134         2,140
     Investing activities of discontinued operations                                             -          (312)       (2,750)
                                                                                     -------------  ------------  ------------
     Net cash provided by (used for) investing activities                                   90,372       (99,157)       43,614
 Cash flows from financing activities:
--------------------------------------
     Proceeds from issuance of debt                                                        206,874       483,222       275,523
     Debt repayments and repurchase of debentures, net                                    (246,260)     (380,083)     (258,014)
     Issuance of Class A common stock                                                          368           181        54,041
     Purchase of treasury stock                                                               (488)      (22,102)            -
     Loans to stockholders                                                                  (1,867)            -             -
     Financing activities of discontinued operations                                             -             -         2,538
                                                                                     -------------  ------------  ------------
     Net cash provided by (used for) financing activities                                  (41,373)       81,218        74,088
  Effect of exchange rate changes on cash                                                     (997)          (70)       (2,290)
                                                                                     -------------  ------------  ------------
  Net change in cash and cash equivalents                                                  (19,070)        5,259        30,181
  Cash and cash equivalents, beginning of the year                                          54,860        49,601        19,420
                                                                                   -------------------------------------------
  Cash and cash equivalents, end of the year                                             $  35,790     $  54,860     $  49,601
                                                                                   ===============  ============  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  General: All references in the notes to the consolidated financial statements to the terms "we," "our," "us," the "Company" and "Fairchild" refer to The Fairchild Corporation and its consolidated subsidiaries.

  Corporate Structure: The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. Effective April 8, 1999, we became the sole owner of Banner Aerospace, Inc. RHI Holdings, Inc. is our direct subsidiary. RHI is the owner of 100% of Fairchild Holding Corp. Our principal operations are conducted through Fairchild Holding Corp. and Banner Aerospace. During fiscal 1999 and 1998 we held a significant equity interest in Nacanco Paketleme. Our financial statements present the results of our former communications services segment, Shared Technologies Fairchild and Fairchild Technologies as discontinued operations.

  Fiscal Year: Our fiscal year ends June 30. All references herein to "2000", "1999", and "1998" mean the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

  Consolidation Policy: The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles and include our accounts and all of the accounts of our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which ownership interests range from 20 to 50 percent are accounted for using the equity method (see Note 6).

  Revenue Recognition: Sales and related costs are recognized upon shipment of product and performance of services. Sales and related cost of sales on long-term contracts are recognized as products are delivered and services performed, determined by the percentage of completion method. Lease and rental revenue are recognized on a straight-line basis over the life of the lease.

  Cash Equivalents/Statements of Cash Flows: For purposes of the Statements of Cash Flows, we consider all highly liquid investments with original maturity dates of three months or less as cash equivalents. Total net cash disbursements (receipts) made by us for income taxes and interest were as follows:

                                                    2000           1999          1998
                                            -------------------------------------------------
 Interest                                         $ 54,535       $ 29,200       $52,737
 Income Taxes                                      (15,076)       (21,304)         (987)

  Restricted Cash: On June 30, 2000 and 1999, we had restricted cash of $14,287 and $15,752, respectively, all of which is maintained as collateral for certain debt facilities. Cash investments are in short-term treasury bills and certificates of deposit.

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

  Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method at several of our domestic aerospace fastener manufacturing operations and using the first-in, first-out ("FIFO") method elsewhere. If the FIFO inventory valuation method had been used exclusively, inventories would have been approximately $3,920 and $3,018 higher at June 30, 2000 and 1999, respectively. Inventories from continuing operations are valued as follows:

                                                           June 30,            June 30,
                                                             2000                1999
                                                      -----------------    ---------------
 First-in, first-out (FIFO)                                    $141,094           $162,797
 Last-in, first-out (LIFO)                                       38,765             27,442
                                                      -----------------    ---------------
 Total inventories                                             $179,859           $190,239
                                                      =================    ===============

  Properties and Depreciation: The cost of property, plant and equipment is depreciated over estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. In fiscal 1999, we changed the estimated useful life for depreciating our machinery and equipment from 8 to 10 years. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated depreciation methods for Federal income tax purposes. Property, plant and equipment consisted of the following:

                                                           June 30,            June 30,
                                                             2000                1999
                                                       ---------------     ---------------
Land                                                          $ 13,170            $ 13,325
Building and improvements                                       48,844              56,790
Machinery and equipment                                        223,059             173,791
Transportation vehicles                                          1,124               1,062
Furniture and fixtures                                          20,181              22,439
Construction in progress                                        10,697              20,214
                                                       ---------------     ---------------
Property, plant and equipment at cost                          317,075             287,621
Less: Accumulated depreciation                                 142,938             103,556
                                                       ---------------     ---------------
Net property, plant and equipment                             $174,137            $184,065
                                                       ===============     ===============

  Amortization of Goodwill: Goodwill, which represents the excess of the cost of purchased businesses over the fair value of their net assets at dates of acquisition, is being amortized on a straight-line basis over 40 years.

  Deferred Loan Costs: Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of outstanding debt, using the effective interest method. For 2000, 1999, and 1998 amortization expense for these loan costs was $1,338, $1,100, and $2,406, respectively.

  Impairment of Long-Lived Assets: We review for impairment our long-lived assets, including property, plant and equipment, identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of our assets. Impairment is measured based on the difference between the carrying amount of our assets and their fair value.

  Foreign Currency Translation: For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the period, and income statement accounts are translated at average exchange rates for the period. The resulting translation gains and losses are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in other income and were insignificant in fiscal 2000, 1999 and 1998.

  Research and Development: Company-sponsored research and development expenditures are expensed as incurred.

  Capitalization of interest and taxes: We capitalize interest expense and property taxes relating to certain real estate property being developed in Farmingdale, New York. Interest of $5,792, $4,671 and $3,078 was capitalized in 2000, 1999 and 1998, respectively.

  Nonrecurring Income: Nonrecurring income of $28,625 in 2000 resulted from the disposition of two of our equity investments including Nacanco Paketleme, and the disposition of our Camloc Gas Springs division. Nonrecurring income of $124,028 in 1998 resulted from the disposition of our aerospace distribution segment's hardware group (See Note 2).

  Stock-Based Compensation: As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", we will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, for our stock-based employee compensation plans. The fair market disclosures that are required by SFAS 123 are included in Note 11.

  Fair Value of Financial Instruments: The carrying amount reported in the balance sheet approximates the fair value for our cash and cash equivalents, investments, short-term borrowings, current maturities of long-term debt, and all other variable rate debt (including borrowings under our credit agreements). The fair value for our other fixed rate long-term debt is estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Fair values of our off-balance-sheet instruments (hedging agreements, letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. These instruments are described in
Note 7.

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

  Reclassifications: Certain amounts in our prior years' financial statements have been reclassified to conform to the 2000 presentation.

  Recently Issued Accounting Pronouncements: In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. Most of the general qualifying criteria for hedge accounting under SFAS 133 were derived from, and are similar to, the existing qualifying criteria in SFAS 80, "Accounting for Futures Contracts." SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 to defer the required effective date of implementing SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. We adopted SFAS 133 on July 1, 2001 and recognized a cumulative pre-tax loss of approximately $0.8 million.

2. BUSINESS COMBINATIONS

Acquisitions

  We have accounted for the following acquisitions by using the purchase method. The respective purchase price is assigned to the net assets acquired, based on the fair value of such assets and liabilities at the respective acquisition dates.

  On June 18, 1999, we completed the acquisition of Technico S.A. for approximately $4.1 million and assumed approximately $2.2 million of Technico's existing debt. The total cost of the acquisition exceeded the fair value of the net assets of Technico by approximately $3.4 million, which is being allocated as goodwill, and amortized using the straight-line method over 40 years. The acquisition was financed with additional borrowings from our credit facility.

  On April 20, 1999, we completed the acquisition of all the capital stock of Kaynar Technologies, Inc. for approximately $222 million and assumed approximately $103 million of existing debt, the majority of which was refinanced at closing. In addition, we paid $28 million for a covenant not to compete from Kaynar Technologies' largest preferred shareholder. The total cost of the acquisition exceeded the fair value of the net assets of Kaynar Technologies by approximately $282 million, which is being allocated as goodwill, and amortized using the straight-line method over 40 years. The acquisition was financed with existing cash, the sale of $225 million of 10 3/4% senior subordinated notes due 2009 and proceeds from a new bank credit facility.

  On February 22, 1999, we used available cash to acquire 77.3% of SNEP S.A. By June 30, 1999, we had purchased significantly all of the remaining shares SNEP. The total amount paid was approximately $8.0 million, including $1.1 million of debt assumed in a business combination accounted for as a purchase. The total cost of the acquisition exceeded the fair value of the net assets of SNEP by approximately $4.3 million, which is being allocated as goodwill, and amortized using the straight-line method over 40 years. SNEP is a French manufacturer of precision machined self-locking nuts and special threaded fasteners serving the European industrial, aerospace and automotive markets.

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

  Divestitures

  On December 1, 1999, we disposed of substantially all of the assets and certain liabilities of our Dallas Aerospace subsidiary to United Technologies Inc. for approximately $57.0 million. No gain or loss was recognized from this transaction, as the proceeds received approximated the net carrying value of the assets. Approximately $37.0 million of the proceeds from this disposition were used to reduce our term indebtedness.

  On September 3, 1999, we completed the disposal of our Camloc Gas Springs division to a subsidiary of Arvin Industries Inc. for approximately $2.7 million. In addition, we received $2.4 million from Arvin Industries for a covenant not to compete. We recognized a $2.0 million nonrecurring gain from this disposition. We used the net proceeds from the disposition to reduce our indebtedness.

  On July 29, 1999, we sold our 31.9% interest in Nacanco Paketleme to American National Can Group, Inc. for approximately $48.2 million. In fiscal 2000, we recognized a $25.7 million nonrecurring gain from this divestiture. We also agreed to provide consulting services over a three-year period, at an annual fee of approximately $1.5 million. We used the net proceeds from the disposition to reduce our indebtedness.

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

 Acquisition of Minority Interest in Consolidated Subsidiaries

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

3.  DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE

  On March 11, 1998, Shared Technologies Fairchild Inc. merged into Intermedia Communications Inc. Under the terms of the merger we received approximately $178.0 million in cash (before tax and selling expenses) in exchange for the common and preferred stock of Shared Technologies Fairchild we owned. In fiscal 1998, we recorded a $96.0 million gain, net of tax, on disposal of discontinued operations, from the proceeds received from the merger of Shared Technologies Fairchild with Intermedia. The results of Shared Technologies Fairchild have been accounted for as discontinued operations. Net earnings from discontinued operations for Shared Technologies Fairchild was $648 in 1998.

  Based on our formal plan, we have sold the Fairchild Technologies' businesses, including most of its intellectual property, through a series of transactions. On April 14, 1999, we disposed of Fairchild Technologies photoresist deep-ultraviolet track equipment machines, spare parts and testing equipment to Apex Co., Ltd. in exchange for 1,250,000 shares of Apex stock valued at approximately $5.1 million. On June 15, 1999, we received from Suess Microtec AG $7.9 million and the right to receive by September 2000, 350,000 shares of Suess Microtec stock, or at least approximately $3.5 million, in exchange for certain inventory, fixed assets, and intellectual property of Fairchild Technologies' semiconductor equipment group. On May 1, 1999, we sold Fairchild CDI for a nominal amount. In July 1999, we received approximately $7.1 million from Novellus Systems, Inc. in exchange for Fairchild Technologies' Low-K dielectric product line and certain intellectual property. On April 13, 2000, we completed the disposition of Fairchild Technologies' optical disc equipment group by a spinoff of Fairchild (Bermuda), Ltd. to our shareholders.

     In connection with the adoption of such plan, we recorded an after-tax charge of $12.0 million, $31.3 million and $36.2 million in discontinued operations in fiscal 2000, 1999 and 1998, respectively. Included in the fiscal 1998 charge, was $28.2 million, net of an income tax benefit of $11.8 million, for the net losses of Fairchild Technologies through June 30, 1998 and $8.0 million, net of an income tax benefit of $4.8 million, for the estimated remaining operating losses of Fairchild Technologies. The fiscal 1999 after-tax operating loss from Fairchild Technologies exceeded the June 1998 estimate recorded for expected losses by $28.6 million, net of an income tax benefit of $8.1 million, through June 1999. An additional after-tax charge of $2.8 million, net of an income tax benefit of $2.4 million, was recorded in fiscal 1999, for estimated remaining losses in connection with the disposition of Fairchild Technologies. The fiscal 2000 after-tax loss in connection with the disposition of the remaining operations of Fairchild Technologies exceeded anticipated losses by $20.0 million, net of an income tax benefit of $8.0 million.

     Earnings from discontinued operations for the twelve months ended June 30, 1998 includes net losses of $4,944 from Fairchild Technologies until the adoption date of a formal plan for its discontinuance.

     Net assets held for sale are stated at the lower of cost or at estimated net realizable value, which consider anticipated sales proceeds. Interest is not allocated to net assets held for sale. Net assets held for sale at June 30, 2000, includes two parcels of real estate in California, and several parcels of real estate located primarily throughout the continental United States, which we plan to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. Also included in net assets held for sale is a limited partnership interest in a landfill development partnership.

4. PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

     The following table set forth the derivation of the unaudited pro forma results, representing the impact of our acquisition of Kaynar Technologies (completed in April 1999), our merger with Banner Aerospace (completed in April
1999), our acquisition of Special-T (effective January 1998), and our dispositions of Dallas Aerospace (December 1999), Solair (December 1998), the hardware group of Banner Aerospace (completed January 1998), and the investment in Nacanco Paketleme (July 1999) and Shared Technologies Fairchild (completed in March 1998), as if these transactions had occurred at the beginning of each period presented. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which affect interest expense and investment income from our revised debt structures and reduce minority interest from our merger with Banner Aerospace. The pro forma financial information does not reflect nonrecurring income and gains from the disposal of discontinued operations that have occurred from these transactions. The unaudited pro forma information is not intended to be indicative of the future results of our operations or results that might have been achieved if these transactions had been in effect since the beginning of these fiscal periods.

                                                                         2000                 1999                1998
                                                                   ---------------      ----------------     ----------------
Sales                                                                     $613,667            $686,660            $704,633
Operating income (a)                                                        21,192              28,745              58,953
Earnings (loss) from continuing operations (a, b)                            3,695                (579)              6,174
Basic earnings (loss) from continuing operations per share                    0.15               (0.03)               0.27
Diluted earnings (loss) from continuing operations per share                  0.15               (0.03)               0.25
Net earnings (loss)                                                         (8,310)            (36,081)             54,865
Basic earnings (loss) per share                                              (0.33)              (1.58)               2.36
Diluted earnings (loss) per share                                            (0.33)              (1.58)               2.26

(a) - Fiscal 2000 pro forma results include pre-tax restructuring charges of $8,578. Fiscal 1999 pro forma results includes pre-tax charges recorded for acquisitions of $23,604 and restructuring charges of $6,374.
(b) - Excludes pre-tax nonrecurring gain of $25,747 from the liquidation Nacanco Paketleme in fiscal 2000. Excludes pre-tax investment income of $35,407 from the liquidation of certain investments in fiscal 1999.

5. INVESTMENTS

     Investments at June 30, 2000 consist primarily of common stock investments in public corporations, which are classified as trading securities or available-for-sale securities. Other short-term investments and long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of investments held by us follows:

                                                                 June 30, 2000                         June 30, 1999
                                                      ---------------------------------     ---------------------------------
                                                         Aggregate                             Aggregate
                                                            Fair               Cost               Fair               Cost
                                                           Value              Basis              Value              Basis
                                                      ---------------------------------     ---------------------------------
Short-term investments:
-----------------------
     Trading securities - equity                      $        2,715     $        2,926     $        1,254     $        1,221
     Available-for-sale equity securities                      6,284              5,400             11,618              9,573
     Other investments                                            55                 55                222                222
                                                      --------------     --------------     --------------     --------------
                                                      $        9,054     $        8,381     $       13,094     $       11,016
                                                      ==============     ==============     ==============     ==============
Long-term investments:
----------------------
     Available-for-sale equity securities             $        3,828     $        5,436     $       14,616     $        7,342
     Other investments                                         6,256              6,256              1,228              1,228
                                                      --------------     --------------     --------------     --------------
                                                      $       10,084     $       11,692     $       15,844     $        8,570
                                                      ==============     ==============     ==============     ==============

     On June 30, 2000, we had gross unrealized holding gains from available-for-sale securities of $1,357 and gross unrealized holding losses from available-for-sale securities of $2,082. Investment income is summarized as follows:

                                                                      2000               1999              1998
                                                                ------------        -----------       -----------
Gross realized gain from sales                                       $15,102        $    36,677       $       364
Change in unrealized holding gain (loss) from trading
  securities                                                             578                 33            (5,791)
Gross realized loss from impairments                                  (6,473)                 -              (182)
Dividend income                                                          728              3,090             2,247
                                                                ------------        -----------       -----------
                                                                     $ 9,935        $    39,800       $    (3,362)
                                                                ============        ===========       ===========

6. INVESTMENTS AND ADVANCES, AFFILIATED COMPANIES

     The following table summarizes historical financial information on a combined 100% basis of our investment in Nacanco Paketleme, which was accounted for using the equity method in the periods that we owned it.

Statement of Earnings:                                1999              1998
                                               -------------     -------------
     Net sales                                       $75,495           $90,235
     Gross profit                                     25,297            32,449
     Earnings from continuing operations              13,119            14,780
     Net earnings                                     13,119            14,780
Balance Sheet at June 30, 1999
     Current assets                                  $26,942
     Non-current assets                               38,661
     Total assets                                     65,603
     Current liabilities                              12,249
     Non-current liabilities                           1,828

     On June 30, 1999 we owned approximately 31.9% of Nacanco Paketleme common stock. We recorded equity earnings of $4,153 and $4,683 from this investment for 1999 and 1998, respectively.

     Our share of equity in earnings, net of tax, of all unconsolidated affiliates for 2000, 1999 and 1998 was $(346), $1,795, and $2,571, respectively.
The carrying value of investments and advances, affiliated companies consists of the following:

                                    June 30,          June 30,
                                      2000              1999
                                    ------            -------
Nacanco                             $    -            $17,356
Others                               3,238             14,435
                                    ------            -------
                                    $3,238            $31,791
                                    ======            =======

     On June 30, 2000, approximately $(3,309) of our $261,788 consolidated retained earnings were from undistributed losses of 50 percent or less currently owned affiliates accounted for using the equity method.

7.  NOTES PAYABLE AND LONG-TERM DEBT

     At June 30, 2000 and 1999, notes payable and long-term debt consisted of the following:

                                                                           June 30, 2000           June 30, 1999
                                                                           --------------          --------------
 Short-term notes payable (weighted average interest rates of 4.5%
   and 3.6% in 2000 and 1999, respectively)                                      $ 23,069                $ 22,924
                                                                           ==============          ==============
 Bank credit agreements                                                          $218,691                $258,100
 10 3/4% Senior subordinated notes due 2009                                       225,000                 225,000
 10.65% Industrial revenue bonds                                                    1,500                   1,500
 Capital lease obligations, interest from 7.4% to 10.1%                             2,146                   2,873
 Other notes payable, collateralized by property, plant and
   equipment, interest from 3.0% to 10.5%                                          11,907                  13,746
                                                                           --------------          --------------
                                                                                  459,244                 501,219
 Less: Current maturities                                                          (5,525)                 (5,936)
                                                                           --------------          --------------
 Net long-term debt                                                              $453,719                $495,283
                                                                           ==============          ==============

     Credit Agreements

     We maintain credit facilities with a consortium of banks, providing us with a term loan and revolving credit facilities. On June 30, 2000, the credit facilities with our senior lenders consisted of a $143,691 term loan and a $100,000 revolving loan with a $40,000 letter of credit sub-facility and a $15,000 swing loan sub-facility. Borrowings under the term loan generally bear interest at a rate of, at our option, either 2% over the Citibank N.A. base rate, or 3% over the Eurodollar rate, and is subject to change quarterly based upon our financial performance. Advances made under the revolving credit facilities generally bear interest at a rate of, at our option, either (i) 1 1/2% over the Citibank N.A. base rate, or (ii) 2 1/2% over the Eurodollar rate, and is subject to change quarterly based upon our financial performance. The credit facilities are subject to a non-use commitment fee on the aggregate unused availability, of 1/2% if greater than half of the revolving loan is being utilized or 3/4% if less than half of the revolving loan is being utilized. Outstanding letters of credit are subject to fees equivalent to the Eurodollar margin rate. The revolving credit facilities and the term loan will mature on April 30, 2005 and April 30, 2006, respectively. The term loan is subject to mandatory prepayment requirements and optional prepayments. The revolving loan is subject to mandatory prepayment requirements and optional commitment reductions.

     We are required under the credit agreement to comply with certain financial and non-financial loan covenants, including maintaining certain interest and fixed charge coverage ratios and maintaining certain indebtedness to EBITDA ratios at the end of each fiscal quarter. Additionally, the credit agreement restricts annual capital expenditures to $40,000 during the life of the facility. Except for non-guarantor assets, substantially all of our assets are pledged as collateral under the credit agreement. The credit agreement restricts the payment of dividends to our shareholders to an aggregate of the lesser of $0.01 per share or $400 over the life of the agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant can result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. At June 30, 2000, we were in full compliance with all the covenants under the credit agreement.

     At June 30, 2000, we had borrowings outstanding of $42,000 under the revolving credit facilities and we had letters of credit outstanding of $16,544, which were supported by a sub-facility under the revolving credit facilities. At June 30, 2000, we had unused bank lines of credit aggregating $41,456, at interest rates slightly higher than the prime rate. We also had short-term lines of credit relating to foreign operations, aggregating $32,653, against which we owed $14,512 at June 30, 2000.

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

     Senior Subordinated Notes

     On April 20, 1999, in conjunction with the acquisition of Kaynar Technologies, we issued, at par value, $225,000 of 10 3/4% senior subordinated notes that mature on April 15, 2009. We will pay interest on these notes semi-annually on April 15 and October 15 of each year. Except in the case of certain equity offerings by us, we cannot choose to redeem these notes until five years have passed from the issue date of the notes. At any one or more times after that date, we may choose to redeem some or all of the notes at certain specified prices, plus accrued and unpaid interest. Upon the occurrence of certain change of control events, each holder may require us to repurchase all or a portion of the notes at 101% of their principal amount, plus accrued and unpaid interest.

     The notes are our senior subordinated unsecured obligations. They rank senior to or equal in right of payment with any of our future subordinated indebtedness, and subordinated in right of payment to any of our existing and future senior indebtedness. The notes are effectively subordinated to indebtedness and other liabilities of our subsidiaries which are not guarantors. Substantially all of our domestic subsidiaries guarantee the notes with unconditional guaranties of payment that will effectively rank below their senior debt, but will rank equal to their other subordinated debt, in right of payment.

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

     Debt Maturity Information

     The annual maturity of our bank notes payable and long-term debt obligations (exclusive of capital lease obligations) for each of the five years following June 30, 2000, are as follows: $27,813 for 2001, $4,386 for 2002,
$34,595 for 2003, $3,084 for 2004 and $44,575 for 2005.

     Hedge Agreements

     In fiscal 1998 we entered into a series of interest rate hedge agreements to reduce our exposure to increases in interest rates on variable rate debt. The ten-year hedge agreements provide us with interest rate protection on $100,000 of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. On February 17, 2003, the bank will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008. No costs were incurred as a result of these transactions.

     In conjunction with the $30,750 term loan agreement with Morgan Guaranty Trust Company of New York, we purchased an interest rate cap agreement for $183 from the lender, which provides for a maximum rate of interest of 11.625% and will mature on April 1, 2003. The cost of this agreement is being amortized as additional interest expense over the life of the loan.

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

(In thousands)

Expected Fiscal Year Maturity Date               2003          2008 (a)
                                               -----------------------
Interest Rate Hedges:
--------------------
   Variable to Fixed                           $30,750        $100,000
   Average cap rate                             11.625%           6.49%
   Average floor rate                              N/A            6.24%
   Weighted average rate                         10.39%           7.06%
   Fair Market Value                           $   166        $   (812)

(a) - On February 17, 2003, the bank with which we entered into the interest rate swap agreement will have a one-time option to elect to cancel this agreement.

8. PENSIONS AND POSTRETIREMENT BENEFITS

     Pensions

     We have defined benefit pension plans covering most of our employees. Employees in our foreign subsidiaries may participate in local pension plans, for which our liability is in the aggregate insignificant. Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law.

     The changes in the pension plans' benefit obligations were as follows:

                                                                 2000                1999
                                                          -----------         -----------
Projected benefit obligation at July 1,                      $221,985            $222,607
Service cost                                                    5,122               3,454
Interest cost                                                  15,214              14,328
Actuarial gains                                               (12,593)             (5,003)
Benefit payments                                              (19,239)            (14,236)
Plan amendment                                                  3,190                 837
Foreign currency translation                                       (4)                 (2)
                                                          -----------         -----------
Projected benefit obligation at June 30,                     $213,675            $221,985
                                                          ===========         ===========

     The changes in the fair values of the pension plans' assets were as follows:

                                                                 2000                1999
                                                          -----------         -----------
Plan assets at July 1,                                       $257,662            $261,097
Actual return on plan assets                                   10,767              11,995
Administrative expenses                                        (1,413)             (1,190)
Benefit payments                                              (19,239)            (14,236)
Foreign currency translation                                       (9)                 (4)
                                                          -----------         -----------
Plan assets at June 30,                                      $247,768            $257,662
                                                          ===========         ===========

     The following table sets forth the funded status and amounts recognized in our consolidated balance sheets at June 30, 2000 and 1999, for the plans:

                                                                        June 30,            June 30,
                                                                          2000                1999
                                                                      -----------         ------------
Plan assets in excess of projected benefit obligations                    $34,096              $35,677
Unrecognized net loss                                                      26,970               27,867
Unrecognized prior service cost                                             3,534                  634
Unrecognized transition (asset)                                              (182)                (220)
                                                                      -----------         ------------
Prepaid pension expense recognized in the balance sheet                   $64,418              $63,958
                                                                      ===========         ============

     The net prepaid pension expense recognized in the consolidated balance sheets consisted entirely of a prepaid pension asset.

     A summary of the components of total pension expense is as follows:

                                                              2000                1999                1998
                                                           -----------         -----------         -----------
Service cost - benefits earned during the period              $  5,122            $  3,454            $  2,685
Interest cost on projected benefit obligation                   15,214              14,328              14,518
Expected return on plan assets                                 (22,360)            (21,694)            (20,455)
Amortization of net loss                                         1,306               1,813               1,522
Amortization of prior service cost (credit)                        290                (184)               (184)
Amortization of transition (asset)                                 (37)                (36)                (38)
                                                           -----------         -----------         -----------
Net periodic pension (income)                                 $   (465)           $ (2,319)           $ (1,952)
                                                           ===========         ===========         ===========

     Weighted average assumptions used in accounting for the defined benefit pension plans as of June 30, 2000 and 1999 were as follows:

                                                       2000        1999
                                                       ----        -----
Discount rate                                          8.0%        7.25%
Expected rate of increase in salaries                  4.5%         4.5%
Expected long-term rate of return on plan assets       9.0%         9.0%

     Plan assets include an investment in our Class A common stock, valued at a fair market value of $3,127 and $8,178 at June 30, 2000 and 1999, respectively. Substantially all of the other plan assets are invested in listed stocks and bonds.

     Postretirement Health Care Benefits

     We provide health care benefits for most of our retired employees. Postretirement health care benefit expense from continuing operations totaled $1,065, $951, and $804 for 2000, 1999, and 1998, respectively. Our accrual was approximately $32,345 and $33,155 as of June 30, 2000 and 1999, respectively, for postretirement health care benefits related to discontinued operations. This represents the cumulative discounted value of the long-term obligation and includes benefit expense of $3,484, $3,902 and $3,714 for the years ended June 30, 2000, 1999 and 1998, respectively.

     The changes in the accumulated postretirement benefit obligation of the plans were as follows:

                                                               2000      1999
                                                             -------    -------
Accumulated postretirement benefit obligation at July 1,     $55,027    $58,197
Service cost                                                     302        227
Interest cost                                                  3,733      3,860
Actuarial gains                                               (3,290)    (2,718)
Benefit payments                                              (5,198)    (4,539)
Acquisitions/Divestitures                                        (16)         -
                                                             -------    -------
Accumulated postretirement benefit obligation at June 30,    $50,558    $55,027
                                                             =======    =======

     In fiscal 1998, we amended a former subsidiary's medical plan to increase the retirees' contribution rate to approximately 20% of the negotiated premium. Such plan amendment resulted in a $1,003 decrease to the accumulated postretirement benefit obligation and is being amortized as an unrecognized prior service credit over the average future lifetime of the respective retirees.

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 2000 and 1999, for the plans:

                                                       2000          1999
                                                      -------      --------

Accumulated postretirement benefit obligation         $50,558      $ 55,027
Unrecognized prior service credit                         797           866
Unrecognized net loss                                  (8,960)      (12,833)
                                                      -------      --------
Accrued postretirement benefit liability              $42,395      $ 43,060
                                                      =======      ========

     The accumulated postretirement benefit obligation was determined using a discount rate of 8.0% at June 30, 2000 and 7.25% at June 30, 1999. The effect of such change resulted in a decrease to the accumulated postretirement benefit obligation in fiscal 2000. For measurement purposes, a 6.5% annual rate of increase in the per capita claims cost of covered health care benefits was assumed for fiscal 2000. The rate was assumed to decrease gradually to 5.0% for fiscal 2003 and remain at that level thereafter.

     A summary of the components of total postretirement expense is as follows:

                                                                 2000              1999              1998
                                                               ---------         ---------         ---------
Service cost - benefits earned during the period                  $  302            $  227            $  166
Interest cost on accumulated postretirement benefit
 obligation                                                        3,733             3,860             3,979
Amortization of prior service credit                                 (69)              (69)              (69)
Amortization of net loss                                             583               835               442
                                                               ---------         ---------         ---------
Net periodic postretirement benefit cost                          $4,549            $4,853            $4,518
                                                               =========         =========         =========

     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of and for the fiscal year ended June 30, 2000:

                                                    One Percentage-Point
                                                   Increase     Decrease
                                                   --------     --------
Effect on service and interest components of
 net periodic cost                                  $  107       $  (105)
Effect on accumulated postretirement benefit
 obligation                                          1,490        (1,351)

9.  INCOME TAXES

     The provision (benefit) for income taxes from continuing operations is summarized as follows:

                                       2000             1999           1998
                                     --------         --------        -------
 Current:
     Federal                         $(11,234)        $  3,416        $(6,245)
     State                                427              140            500
     Foreign                            2,893            3,994          3,893
                                     --------         --------        -------
                                       (7,914)           7,550         (1,852)
 Deferred:
     Federal                            5,508          (10,731)        46,092
     State                             (1,993)         (10,064)         3,034
                                     --------         --------        -------
                                        3,515          (20,795)        49,126
                                     --------         --------        -------
 Net tax provision (benefit)         $ (4,399)        $(13,245)       $47,274
                                     ========         ========        =======

     The income tax provision (benefit) for continuing operations differs from that computed using the statutory Federal income tax rate of 35%, in fiscal 2000, 1999, and 1998, for the following reasons:

                                                                     2000                 1999                 1998
                                                                  ----------           ----------          -----------
 Computed statutory amount                                           $ 6,199             $(12,760)             $43,188
 State income taxes, net of applicable federal tax benefit              (654)               2,488                4,362
 Nondeductible acquisition valuation items                             4,002                1,903                1,204
 Tax on foreign earnings, net of tax credits                          (5,030)              (2,392)              (1,143)
 Difference between book and tax basis of assets acquired and
    liabilities assumed                                               (1,491)                 (53)               4,932
 Revision of estimate for tax accruals                                (7,800)              (1,790)              (3,905)
 Other                                                                   375                 (641)              (1,364)
                                                                 -----------           ----------          -----------
 Net tax provision (benefit)                                         $(4,399)            $(13,245)             $47,274
                                                                  ==========           ==========          ===========

     The following table is a summary of the significant components of our deferred tax assets and liabilities, and deferred provision or benefit, for the following periods:

                                                                 2000                                  1999                1998
                                                               Deferred                               Deferred           Deferred
                                            June 30,         (Provision)          June 30,          (Provision)         (Provision)
                                             2000              Benefit             1999               Benefit             Benefit
                                           ---------         ----------         ---------          -----------          -----------
Deferred tax assets:
Accrued expenses                           $   6,249          $(7,910)          $  14,159            $11,572            $ (3,853)
Asset basis differences                        9,384              562               8,822                710               7,540
Inventory                                      5,135           (5,982)             11,117             11,117              (2,198)
Employee compensation and benefits            17,022            3,435              13,587              8,501                 (55)
Environmental reserves                         4,738              763               3,975                509                 207
Loss and credit carryforward                   7,035            7,035                   -                  -                   -
Postretirement benefits                       12,000           (4,428)             16,428             (1,706)             (1,338)
Other                                          2,234           (2,405)              4,639             (7,465)              4,506
                                           ---------          -------           ---------            -------            --------
                                              63,797           (8,930)             72,727             23,238               4,809
Deferred tax liabilities:
Asset basis differences                      (80,038)           4,348             (84,386)            (3,954)            (54,012)
Inventory                                          -                -                   -              1,546              (1,546)
Pensions                                     (19,318)             296             (19,614)              (428)                 95
Other                                         (4,548)             771              (5,319)               393               1,528
                                           ---------          -------           ---------            -------            --------
                                            (103,904)           5,415            (109,319)            (2,443)            (53,935)
                                           ---------          -------           ---------            -------            --------
Net deferred tax liability                 $ (40,107)         $(3,515)          $ (36,592)           $20,795            $(49,126)
                                           =========          =======           =========            =======            ========

     The amounts included in the balance sheet are as follows:

                                                  June 30,           June 30,
                                                   2000               1999
                                                  -------            -------
Prepaid expenses and other current assets:
Current deferred                                 $ 27,206           $  5,999
                                                 ========           ========
Noncurrent income tax liabilities:
Noncurrent deferred                              $ 67,313           $ 42,591
Other noncurrent                                   61,202             79,370
                                                 --------           --------
                                                 $128,515           $121,961
                                                 ========           ========

     The 2000, 1999 and 1998 net tax benefits include the results of reversing $7,800, $1,790 and $3,905, respectively, of federal income taxes previously provided, due to a change in the estimate of required tax accruals.

     Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent we intend to repatriate such earnings. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently invested, or which would be offset by allowable foreign tax credits. At June 30, 2000, the amount of domestic taxes payable upon distribution of such earnings was not significant.

     In the opinion of our management, adequate provision has been made for all income taxes and interest; and any liability that may arise for prior periods will not have a material effect on our financial condition or our results of operations.

10.  EQUITY SECURITIES

     We had 22,429,722 shares of Class A common stock and 2,621,652 shares of Class B common stock outstanding at June 30, 2000. Class A common stock is listed on the New York Stock Exchange under the ticker symbol of "FA". There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. For the year ended June 30, 2000, 100,795 and 14,968 shares of Class A common stock were issued as a result of the exercise of stock options and the Special-T restricted stock plan, respectively. Under the terms of our acquisition of Special-T, we issued 44,079 restricted shares of our Class A common stock during fiscal 2000, as additional merger consideration. On February 23, 2000, we issued 63,300 restricted shares of Class A common stock as a result of a cashless exercise of 250,000 warrants. In addition, our Class A common stock outstanding was reduced as a result of 52,000 shares purchased by us during fiscal 2000, which are considered as treasury stock for accounting purposes.

     During fiscal 2000, we issued 121,244 deferred compensation units pursuant to our stock option deferral plan, as a result of the exercise of 228,891 stock options. Each deferred compensation unit is represented by one share of our treasury stock and is convertible into one share of our Class A common stock after a specified period of time.

11.  STOCK OPTIONS AND WARRANTS

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

     A summary of stock option transactions under our stock option plans is presented in the following tables:

                                                                             Weighted
                                                                              Average
                                                                             Exercise
                                                      Shares                   Price
                                                 ----------------         ----------------

Outstanding at July 1, 1997                             1,485,440                   $ 7.46
    Granted                                               357,250                    24.25
    Exercised                                            (141,259)                    4.70
    Forfeited                                             (46,650)                    7.56
                                                 ----------------         ----------------
Outstanding at June 30, 1998                            1,654,781                     7.46
    Granted                                               338,000                    14.36
    Plans assumption from Banner merger                   870,315                     4.25
    Exercised                                             (75,383)                    5.21
    Expired                                                  (500)                    3.50
    Forfeited                                                (650)                   12.16
                                                 ----------------         ----------------
Outstanding at June 30, 1999                            2,786,563                    11.05
    Granted                                               200,500                     8.89
    Exercised                                            (329,126)                    3.98
    Expired                                               (88,216)                    6.79
    Forfeited                                            (103,150)                   14.53
                                                 ----------------         ----------------
Outstanding at June 30, 2000                            2,466,571                   $11.82
                                                 ================         ================
Exercisable at June 30, 1998                              667,291                   $ 6.58
Exercisable at June 30, 1999                            1,867,081                   $ 8.75
Exercisable at June 30, 2000                            1,793,459                   $10.57

     A summary of options outstanding at June 30, 2000 is presented as follows:

                                                       Options Outstanding                               Options Exercisable
                                   ----------------------------------------------------------     ---------------------------------
                                                             Weighted             Average                                  Weighted
                                                              Average            Remaining                                 Average
           Range of                      Number              Exercise             Contract              Number             Exercise
       Exercise Prices                 Outstanding             Price                Life             Exercisable            Price
------------------------------     -----------------     ---------------     ----------------     ----------------     ------------
        $3.50 - $8.625                       822,699              $ 5.30         1.1 years                 762,199          $ 5.18
        $8.72 - $13.48                       492,987              $ 9.57         3.7 years                 345,487          $ 9.41
       $13.625 - $16.25                      841,385              $14.80         2.2 years                 531,023          $14.94
     $18.5625 - $25.0625                     309,500              $24.65         1.2 years                 154,750          $24.65
------------------------------     -----------------     ---------------     ----------------     ----------------     -----------
       $3.50 - $25.0625                    2,466,571              $11.82         4.1 years               1,793,459          $10.57
==============================     =================     ===============     ================     ================     ===========

  The weighted average grant date fair value of options granted during 2000, 1999 and 1998 was $4.16, $6.48, and $11.18, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following significant assumptions were made in estimating fair value:

                                                      2000                     1999                    1998
                                              -------------------      -------------------      -----------------
Risk-free interest rate                            5.9% - 6.8%              4.3% - 5.4%            5.4% - 6.3%
Expected life in years                                 4.66                     4.66                   4.66
Expected volatility                                 45% - 47%                45% - 46%              44% - 45%
Expected dividends                                     none                     none                   none

  We recognized compensation expense of $23 from stock options issued to a consultant and $414 from an employee stock plan that was established with our acquisition of Special-T Fasteners in 1998. We recognized compensation expense of $104 as a result of stock options that were modified in 1998. We are applying APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in 2000, 1999 or 1998. If stock options granted in 2000, 1999 and 1998 were accounted for based on their fair value as determined under SFAS 123, pro forma earnings would be as follows:

                                                            2000                1999                1998
                                                 ---------------     ---------------     ---------------
Net earnings (loss):
    As reported                                           $9,758            $(59,009)           $101,090
    Pro forma                                              8,096             (60,682)             99,817
Basic earnings (loss) per share:
    As reported                                           $ 0.39            $  (2.59)           $   5.36
    Pro forma                                               0.32               (2.66)               5.30
Diluted earnings (loss) per share:
    As reported                                           $ 0.39            $  (2.59)           $   5.14
    Pro forma                                               0.32               (2.66)               5.07

  The pro forma effects of applying SFAS 123 are not representative of the effects on reported net earnings for future years. The effect of SFAS 123 is not applicable to awards made prior to 1996. Additional awards are expected in future years.

  Stock Option Deferral Plan

  On November 17, 1998, our shareholders approved a stock option deferral plan. Pursuant to the stock option deferral plan, certain officers may, at their election, defer payment of the "compensation" they receive in a particular year or years from the exercise of stock options. "Compensation" means the excess value of a stock option, determined by the difference between the fair market value of shares issueable upon exercise of a stock option, and the option price payable upon exercise of the stock option. An officer's deferred compensation is payable in the form of "deferred compensation units," representing the number of shares of common stock that the officer is entitled to receive upon expiration of the deferral period. The number of deferred compensation units issueable to an officer is determined by dividing the amount of the deferred compensation by the fair market value of our stock as of the date of deferral.

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

  On November 9, 1995, we issued warrants to purchase 500,000 shares of Class A Common Stock, at $9.00 per share, to Peregrine Direct Investments Limited, in exchange for a standby commitment it received on November 8, 1995, from Peregrine. We elected not to exercise our rights under the Peregrine commitment. On February 23, 2000, we issued 63,300 restricted shares of Class A common stock as a result of a cashless exercise of 250,000 of these warrants. The remaining 250,000 of warrants are immediately exercisable and will expire on November 8, 2000.

12.  EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings
(loss) per share:

<CATION>
                                                                            2000               1999               1998
                                                                      -----------------   ---------------   ----------------
Basic earnings per share:
Earnings (loss) from continuing operations                                      $21,764          $(23,507)           $52,399
                                                                      =================   ===============   ================
Weighted average common shares outstanding                                       24,954            22,766             18,834
                                                                      =================   ===============   ================
Basic earnings per share:
Basic earnings (loss) from continuing operations per share                      $  0.87          $  (1.03)           $  2.78
                                                                      =================   ===============   ================

Diluted earnings per share:
Earnings (loss) from continuing operations                                      $21,764          $(23,507)           $52,399
                                                                      =================   ===============   ================
Weighted average common shares outstanding                                       24,954            22,766             18,834
Diluted effect of options                                                            97      antidilutive                546
Diluted effect of warrants                                                           86      antidilutive                289
                                                                      -----------------   ---------------   ----------------
Total shares outstanding                                                         25,136            22,766             19,669
                                                                      =================   ===============   ================
Diluted earnings (loss) from continuing operations per share                    $  0.87          $  (1.03)           $  2.66
                                                                      =================   ===============   ================

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

13.  RESTRUCTURING CHARGES

  In fiscal 1999, we recorded $6,374 of restructuring charges. Of this amount, $500 was recorded at our corporate office for severance benefits and $348 was recorded at our aerospace distribution segment for the write-off of building improvements from premises vacated. The remainder, $5,526 was recorded as a result of the Kaynar Technologies initial integration in our aerospace fasteners segment, i.e. for severance benefits ($3,932), for product integration costs incurred as of June 30, 1999 ($1,334), and for the write down of fixed assets ($260). In fiscal 2000, we recorded $8,578 of restructuring charges as a result of the continued integration of Kaynar Technologies into our aerospace fasteners segment. All of the charges recorded during the current year were a direct result of product and plant integration costs incurred as of June 30, 2000. These costs were classified as restructuring and were the direct result of formal plans to move equipment, close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. As of June 20, 2000, significantly all of our integration plans have been executed and our integration process is substantially complete.

14.   EXTRAORDINARY ITEMS

  In fiscal 1999, we recognized an extraordinary loss of $4,153, net of tax, to write-off the remaining deferred loan fees associated with the early extinguishment of our indebtedness in connection with refinanced credit facilities enabling our acquisition of Kaynar Technologies.

  In fiscal 1998, we recognized an extraordinary loss of $6,730, net of tax, to write-off the remaining deferred loan fees and original issue discounts associated with early extinguishment of our indebtedness when we repaid all our public debt and refinanced our credit facilites.

15.   RELATED PARTY TRANSACTIONS

  We pay for a chartered helicopter used from time to time for business related travel. The owner of the chartered helicopter is a company controlled by Mr. Jeffrey Steiner. Cost for such flights that are charged to us are comparable to those charged in arm's length transactions between unaffiliated third parties.

  We have extended loans to purchase our Class A common stock to certain members of our senior management and Board of Directors, for the purpose of encouraging ownership of our stock, and to provide additional incentive to promote our success. The loans are non-interest bearing, have maturity dates ranging from 2 1/2 to 4 1/2 years, and become due and payable immediately upon the termination of employment for senior management, or director affiliation with us for a director. As of June 30, 2000, the indebtedness owed to us from Mr. Cohen, Mr. Flynn, Mr. Juris, Mr. Persavich, Mr. Sharpe, and Mr. J. Steiner, was approximately $175 each. On June 30, 2000, Ms. Hercot, Mr. Kelley, Mr. Miller and Mr. E. Steiner owed us approximately $167, $50, $220 and $220, respectively. On June 30, 2000, approximately $106 of indebtedness was owed to us by each of Mr. Caplin, Mr. David, Mr. Harris, Mr. Lebard, and Mr. Richey. As of June 30, 2000, each of the individual amounts due to us represented the largest aggregate balance of indebtedness outstanding under the officer and director stock purchase program. We recognized compensation expense of $443 in 2000 as a result of favorable terms granted to the recipients of the loans.

  On November 16, 1999, Mr. Richey borrowed $46 from us to exercise stock options and hold our Class A common stock. The loan matures on November 16, 2001 and bears interest at 5.5%.

  On June 30, 2000, Mr. J. Stenier has non-interest bearing indebtedness owed to us of $200. He has authorized us to deduct this amount from his fiscal 2001 compensation.

  In 1998, we made loans in the aggregate amount of $300 to Mr. Sharpe in order to assist him in relocating from California to Virginia. $95 of the first loan for $100 was repaid in full on October 1, 1998. The second loan, for $200, bears interest at 5.5% per annum and matures on June 30, 2001. At June 30, 2000, a balance of approximately $214 was outstanding.

16.  LEASES

  Operating Leases

  We hold certain of our facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year, for each of the five years following June 30, 2000, are as follows: $4,429 for 2001, $3,809 for 2002, $3,077 for 2003, $2,129 for
2004, and $1,835 for 2005. Rental expense on operating leases from continuing operations for fiscal 2000, 1999 and 1998 was $11,280, $9,485 and $8,610, respectively.

  Capital Leases

  Minimum commitments under capital leases for each of the five years following June 30, 2000, are $909 for 2001, $704 for 2002, $478 for 2003, $275 for 2004,
and $38 for 2005, respectively. At June 30, 2000, the present value of capital lease obligations was $2,146. At June 30, 2000, capital assets leased and included in property, plant, and equipment consisted of:

Land                                                          $    79
Buildings and improvements                                      2,143
Machinery and equipment                                         2,886
Furniture and fixtures                                             31
Less: Accumulated depreciation                                 (1,610)
                                                       --------------
                                                              $ 3,529
                                                       ==============

  Leasing Operations

  In fiscal 1999, we began leasing retail space to tenants under operating leases at completed sections of a shopping center we are developing in Farmingdale, New York. Rental revenue is recognized as lease payments are due from tenants and the related costs are amortized over their estimated useful life. The future minimum lease payments to be received from noncancellable operating leases on June 30, 2000 were $5,356 in 2001, $5,439 in 2002, $5,444 in
2003, $5,463 in 2004, $5,571 in 2005, and $49,735 thereafter. Rental property under operating leases consists of the following as of June 30, 2000:

Land and improvements                                         $36,228
Buildings and improvements                                     42,054
Tenant improvements                                             4,815
Construction in progress                                       12,643
Less: Accumulated depreciation                                   (994)
                                                       --------------
                                                              $94,746
                                                       ==============

17.  CONTINGENCIES

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

  As of June 30, 2000, the consolidated total of our recorded liabilities for environmental matters was approximately $13.4 million, which represented the estimated probable exposure for these matters. It is reasonably possible that our total exposure for these matters could be approximately $19.9 million.

  Other Matters

  On January 12, 1999, AlliedSignal asserted indemnification claims against us for $18.9 million, arising from the disposition of Banner Aerospace's hardware business to AlliedSignal. AlliedSignal, now Honeywell International, has since added additional claims totaling $19.9 million. We believe that the amount of the claims is far in excess of any amount that AlliedSignal is entitled to recover from us.

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

18.  BUSINESS SEGMENT INFORMATION

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

  We report in two principal business segments. The aerospace fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems. The aerospace distribution segment distributes a wide range of aircraft parts and related support services to the aerospace industry. The Corporate and Other segment includes the Gas Springs division prior to its disposition and corporate activities. Our financial data by business segment is as follows:

                                                             2000                  1999                  1998
                                                       ----------------      ----------------      ----------------
 Sales:
     Aerospace Fasteners                                     $  533,620            $  442,722            $  387,236
     Aerospace Distribution                                     101,002               168,336               358,431
     Corporate and Other                                            739                 6,264                 5,760
     Eliminations (a)                                                 -                     -               (10,251)
                                                       ----------------      ----------------      ----------------
 Total Sales                                                 $  635,361            $  617,322            $  741,176
                                                       ================      ================      ================
 Operating Income (Loss):
     Aerospace Fasteners                                     $   33,909            $   38,956            $   32,722
     Aerospace Distribution                                       7,758               (40,003)               20,330
     Corporate and Other                                        (18,424)              (44,864)               (7,609)
                                                       ----------------      ----------------      ----------------
 Operating Income (Loss) (b)                                 $   23,243            $  (45,911)           $   45,443
                                                       ================      ================      ================
 Capital Expenditures:
     Aerospace Fasteners                                     $   26,367            $   27,414            $   31,221
     Aerospace Distribution                                         630                 1,951                 3,812
     Corporate and Other                                            342                   777                   996
                                                       ----------------      ----------------      ----------------
 Total Capital Expenditures                                  $   27,339            $   30,142            $   36,029
                                                       ================      ================      ================
 Depreciation and Amortization:
     Aerospace Fasteners                                     $   38,025            $   22,459            $   16,260
     Aerospace Distribution                                         976                 1,871                 3,412
     Corporate and Other                                          2,820                 1,327                 1,201
                                                       ----------------      ----------------      ----------------
 Total Depreciation and Amortization                         $   41,821            $   25,657            $   20,873
                                                       ================      ================      ================
 Identifiable Assets at June 30:
     Aerospace Fasteners                                     $  632,152            $  655,714            $  427,927
     Aerospace Distribution                                      90,918               291,281               452,397
     Corporate and Other                                        544,350               381,791               276,935
                                                       ----------------      ----------------      ----------------
 Total Identifiable Assets                                   $1,267,420            $1,328,786            $1,157,259
                                                       ================      ================      ================

(a) - Represents inter-segment sales from our aerospace fasteners segment to our aerospace distribution segment.
(b) - Fiscal 2000 results include restructuring charges of $8,578 in the aerospace fasteners segment. Fiscal 1999 results include inventory impairment charges of $41,465 in the aerospace distribution segment, costs relating to acquisitions of $23,604 and restructuring charges of $5,526 in the aerospace fasteners segment, $348 in the aerospace distribution segment, and $500 at corporate.

19.  FOREIGN OPERATIONS AND EXPORT SALES

  Our operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area. Our financial data by geographic area is as follows:

                                                               2000                  1999                  1998
                                                         ----------------      ----------------      ----------------
Sales by Geographic Area:
    United States                                              $  470,984            $  440,447            $  613,325
    Europe                                                        160,954               176,315               127,851
    Australia                                                       2,762                   417                     -
    Other                                                             661                   143                     -
                                                         ----------------      ----------------      ----------------
Total Sales                                                    $  635,361            $  617,322            $  741,176
                                                         ================      ================      ================
Operating Income (Loss) by Geographic Area:
    United States                                              $   (1,440)           $  (66,245)           $   28,575
    Europe                                                         24,382                19,989                16,868
    Australia                                                         380                   331                     -
    Other                                                             (79)                   14                     -
                                                         ----------------      ----------------      ----------------
Total Operating Income (Loss)                                  $   23,243            $  (45,911)           $   45,443
                                                         ================      ================      ================
Identifiable Assets by Geographic Area at June 30:
    United States                                              $1,013,100            $1,011,993            $  903,054
    Europe                                                        244,106               306,156               254,205
    Australia                                                       9,399                10,176                     -
    Other                                                             815                   461                     -
                                                         ----------------      ----------------      ----------------
Total Identifiable Assets                                      $1,267,420            $1,328,786            $1,157,259
                                                         ================      ================      ================

  Export sales are defined as sales by our domestic operations to customers in foreign regions. Export sales were as follows:

                                                               2000                 1999                 1998
                                                         ----------------     ----------------     ----------------
Export Sales
     Europe                                                       $42,831              $42,891             $ 68,515
     Canada                                                        16,621               12,460               16,426
     Japan                                                          8,568               14,147               12,056
     Asia (excluding Japan)                                         3,031                6,337               19,744
     South America                                                  1,146                3,556               11,038
     Other                                                          4,947               14,694               10,340
                                                         ----------------     ----------------     ----------------
Total Export Sales                                                $77,144              $94,085             $138,119
                                                         ================     ================     ================

20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table of quarterly financial data has been prepared from our financial records, without audit, and reflects all adjustments which are, in the opinion of our management, necessary for a fair presentation of the results of operations for the interim periods presented.

Fiscal 2000 quarters ended                                         Oct. 3          Jan. 2         April 2        June 30
                                                              -------------------------------------------------------------
 Net sales                                                          $ 164,509       $152,244        $158,029       $160,579
 Gross profit                                                          43,147         37,872          40,502         41,817
 Earnings (loss) from continuing operations                            18,110         (7,080)          2,622          8,112
    per basic share                                                      0.73          (0.28)           0.10           0.32
    per diluted share                                                    0.72          (0.28)           0.10           0.32
Loss from disposal of discontinued operations, net                          -              -               -        (12,006)
    Per basic share                                                         -              -               -          (0.48)
    Per diluted share                                                       -              -               -          (0.48)
Net earnings (loss)                                                    18,110         (7,080)          2,622         (3,894)
    Per basic share                                                      0.73          (0.28)           0.10          (0.16)
    per diluted share                                                    0.72          (0.28)           0.10          (0.16)
Market price range of Class A Stock:
High                                                                 12 15/16        10 3/16          9 7/16              8
Low                                                                     8 3/8        6 13/16           4 1/2          4 1/8
Close                                                                   9 3/4         9 1/16         6 13/16          4 7/8

Fiscal 1999 quarters ended                                        Sept. 27        Dec. 27         March 28        June 30
                                                              --------------------------------------------------------------
Net sales                                                            $148,539       $151,181       $ 146,352        $171,250
Gross profit                                                           34,672         18,062          36,890          22,805
Earnings (loss) from continuing operations                              1,190         (8,827)         20,383         (36,253)
    per basic share                                                      0.05          (0.40)           0.93           (1.46)
    per diluted share                                                    0.05          (0.40)           0.92           (1.46)
Loss from disposal of discontinued operations, net                          -         (9,180)        (19,694)         (2,475)
    per basic share                                                         -          (0.42)          (0.90)          (0.10)
    per diluted share                                                       -          (0.42)          (0.89)          (0.10)
Extraordinary items, net                                                    -              -               -          (4,153)
    Per basic share                                                         -              -               -           (0.17)
    Per diluted share                                                       -              -               -           (0.17)
Net earnings (loss)                                                     1,190        (18,007)            689         (42,881)
    per basic share                                                      0.05          (0.82)           0.03           (1.73)
    per diluted share                                                    0.05          (0.82)           0.03           (1.73)
Market price range of Class A Stock:
High                                                                   23 7/8         16 1/4         16 3/16              15
Low                                                                    12 3/8         10 3/8          10 1/2              10
Close                                                                  13 5/8         13 7/8        10 11/16          12 3/4

    Gross profit was reduced for inventory impairment adjustments of $19,320 and $22,145 in the second and fourth quarter of fiscal 1999, respectively, relating to the disposition of Solair and Dallas Aerospace. Loss on disposal of discontinued operations includes losses of $12,006 in the fourth quarter of fiscal 2000, and $9,180, $19,694, and $2,475 in the second, third and fourth quarters of fiscal 1999, respectively, resulting from the estimated loss on disposal of Fairchild Technologies. Earnings from discontinued operations, net, includes the results of Fairchild Technologies (until disposition) in each quarter. Extraordinary items relate to the early extinguishment of our debt.

21.  CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

     The following unaudited consolidating financial statements separately show The Fairchild Corporation and the subsidiaries of The Fairchild Corporation. These financial statements are provided to fulfill public reporting requirements and separately present guarantors of the 10 3/4% senior subordinated notes due 2009 issued by The Fairchild Corporation (the "Parent Company"). The guarantors are primarily composed of our domestic subsidiaries, excluding Fairchild Technologies, the equity investment in Nacanco, a real estate development venture, and certain other subsidiaries.

                      CONSOLIDATING STATEMENT OF EARNINGS
                       FOR THE YEAR ENDED JUNE 30, 2000

                                                           Parent                        Non                          Fairchild
                                                           Company     Guarantors     Guarantors     Eliminations     Historical
                                                        -----------   ------------   ------------   ---------------   ----------
Net Sales                                                 $      -       $470,595       $166,558         $ (1,792)      $635,361
Costs and expenses:
Cost of sales                                                    -        355,643        118,172           (1,792)       472,023
Selling, general & administrative                            6,175         91,305         21,463                -        118,943
Restructuring                                                    -          8,578              -                -          8,578
Amortization of goodwill                                       808         10,745          1,021                -         12,574
                                                        -----------   ------------   ------------   ---------------   ----------
                                                             6,983        466,271        140,656           (1,792)       612,118
                                                        -----------   ------------   ------------   ---------------   ----------
Operating income (loss)                                     (6,983)         4,324         25,902                -         23,243
Net interest expense                                        42,347         (7,512)         9,257                -         44,092
Investment income, net                                          (6)        (9,929)             -                -         (9,935)
Intercompany dividends                                           -              -              -                -              -
Nonrecurring income on disposition of subsidiary                 -              -        (28,625)               -        (28,625)
                                                        -----------   ------------   ------------   ---------------   ----------
Earnings (loss) before taxes                               (49,324)        21,765         45,270                -         17,711
Income tax (provision) benefit                               6,343           (238)        (1,706)               -          4,399
Equity in earnings of affiliates and subsidiaries           52,739              -              -          (53,086)          (347)
Earnings (loss) from continuing operations                   9,758         21,527         43,564          (53,086)        21,763
Earnings (loss) from disposal of discontinued operations         -              -        (12,005)               -        (12,005)
                                                        -----------   ------------   ------------   ---------------   ----------
Net earnings (loss)                                       $  9,758       $ 21,527       $ 31,559         $(53,086)      $  9,758
                                                        ===========   ============   ============   ===============   ==========

                          CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2000

                                                            Parent                       Non                           Fairchild
                                                           Company      Guarantors    Guarantors     Eliminations      Historical
                                                        -----------   ------------   ------------   --------------    ------------
Cash                                                       $     35       $ 23,063       $ 12,692        $       -      $   35,790
Short-term investments                                           71          8,983              -                -           9,054
Accounts Receivable (including intercompany), less            2,079         82,054         43,097                -         127,230
   Allowances
Inventory, net                                                    -        130,634         49,225                -         179,859
Prepaid and other current assets                                141         67,624          6,466                -          74,231
                                                        -----------   ------------   ------------   --------------    ------------
Total current assets                                          2,326        312,358        111,480                -         426,164

Investment in Subsidiaries                                  869,958              -              -         (869,958)              -
Net fixed assets                                                493        131,029         42,615                -         174,137
Net assets held for sale                                          -         20,112              -                -          20,112
Investments and advances in affiliates                          945          2,293              -                -           3,238
Goodwill                                                     16,528        385,156         34,758                -         436,442
Deferred loan costs                                          13,284             24          1,406                -          14,714
Prepaid pension assets                                            -         64,418              -                -          64,418
Real estate investment                                            -              -        112,572                -         112,572
Long-term investments                                           355          9,729              -                -          10,084
Other assets                                                 17,592        (13,418)         1,365                -           5,539
                                                        -----------   ------------   ------------   --------------    ------------
Total assets                                               $921,481       $911,701       $304,196        $(869,958)     $1,267,420
                                                        ===========   ============   ============   ==============    ============

Bank notes payable & current maturities of debt            $  2,250       $  2,194       $ 24,150        $       -      $   28,594
Accounts payable (including intercompany)                     2,954         46,105         13,435                -          62,494
Other accrued expenses                                      (42,778)       129,106         36,113                -         122,441
Net current liabilities of discontinued operations                -              -              -                -               -
                                                        -----------   ------------   ------------   --------------    ------------
Total current liabilities                                   (37,574)       177,405         73,698                -         213,529

Long-term debt, less current maturities                     410,691          8,242         34,786                -         453,719
Other long-term liabilities                                     405         19,839          6,474                -          26,718
Noncurrent income taxes                                     145,847        (17,525)           193                -         128,515
Retiree health care liabilities                                   -         38,196          4,607                -          42,803
Minority interest in subsidiaries                                 -              -             23                -              23
                                                        -----------------------------------------   --------------    ------------
Total liabilities                                           519,369        226,157        119,781                -         865,307

Class A common stock                                          3,008              -          2,090           (2,090)          3,008
Class B common stock                                            262              -              -                -             262
Notes due from stockholders                                    (520)        (1,347)             -                -          (1,867)
Paid-in-capital                                               5,158        226,032        249,301         (249,301)        231,190
Retained earnings                                           469,270        469,183        (58,098)        (618,567)        261,788
Cumulative other comprehensive income                           (46)        (7,838)        (8,878)               -         (16,762)
Treasury stock, at cost                                     (75,020)          (486)             -                -         (75,506)
                                                        -----------   ------------   ------------   --------------    ------------
Total stockholders' equity                                  402,112        685,544        184,415         (869,958)        402,113
                                                        -----------   ------------   ------------   --------------    ------------
Total liabilities & stockholders' equity                   $921,481       $911,701       $304,196        $(869,958)     $1,267,420
                                                        ===========   ============   ============   ==============    ============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000

                                                            Parent                         Non                          Fairchild
                                                           Company      Guarantors     Guarantors     Eliminations     Historical
                                                        -------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net earnings (loss)                                       $   9,758      $  21,527       $ 31,559         $(53,086)     $   9,758
Depreciation and amortization                                   931         32,350          8,540                -         41,821
Accretion of discount on long-term liabilities                    -            (73)           139                -             66
Deferred loan fee amortization                                1,075              2            123                -          1,200
(Gain) loss on sale of property, plant and equipment              -         (2,207)           243                -         (1,964)
Gain on sale of investments                                       -         (9,206)             -                -         (9,206)
Undistributed loss (earnings) of affiliates, net                  -            372              -                -            372
(Gain) on sale of affiliate investments and divestiture           -              -        (28,625)               -        (28,625)
 of subsidiary
Change in assets and liabilities                             58,562       (124,976)       (53,815)          53,086        (67,143)
Non-cash charges and working capital changes of                   -              -        (13,351)               -        (13,351)
 discontinued operations
                                                        -----------   ------------   ------------  ---------------      ---------
Net cash (used for) provided by operating activities         70,326        (82,211)       (55,187)               -        (67,072)
                                                        -----------   ------------   ------------  ---------------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Net proceeds received from investments                            -         14,655              -                -         14,655
Purchase of property, plant and equipment                        (5)       (19,321)        (8,013)               -        (27,339)
 Proceeds from sale of property, plant and equipment              -         12,693              -                -         12,693
Net proceeds from divestiture of subsidiaries                     -         57,000         51,792                -        108,792
Net proceeds from sale of affiliate investments                                                                                 -
Proceeds from net assets held for sale                            -          4,672              -                -          4,672
Real estate investment                                            -              -        (27,712)               -        (27,712)
Equity investment in affiliates                                   -         (2,489)             -                -         (2,489)
Investing activities of discontinued operations                   -              -          7,100                -          7,100
                                                        -----------   ------------   ------------  ---------------      ---------
Net cash provided by investing activities                        (5)        67,210         23,167                -         90,372
                                                        -----------   ------------   ------------  ---------------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Proceeds from issuance of debt                               52,200        111,569         43,105                -        206,874
Debt repayments                                            (122,359)      (113,465)       (10,436)               -       (246,260)
Loans to Stockholders                                          (520)        (1,347)             -                -         (1,867)
Issuance of Class A common stock                                366              -              -                -            366
Purchase of treasury stock                                        -           (486)             -                -           (486)
                                                        -----------   ------------   ------------  ---------------      ---------
Net cash (used for) financing activities                    (70,313)        (3,729)        32,669                -        (41,373)
                                                        -----------   ------------   ------------  ---------------      ---------
Effect of exchange rate changes on cash                           -              -           (997)               -           (997)
                                                        -----------   ------------   ------------  ---------------      ---------
Net change in cash and cash equivalents                           8        (18,730)          (348)               -        (19,070)
                                                        -----------   ------------   ------------  ---------------      ---------
Cash and cash equivalents, beginning of the year                 27         41,793         13,040                -         54,860
                                                        -----------   ------------   ------------  ---------------      ---------
Cash and cash equivalents, end of the period              $      35      $  23,063       $ 12,692         $      -      $  35,790
                                                        ===========   ============   ============  ===============      =========

                      CONSOLIDATING STATEMENT OF EARNINGS
                       FOR THE YEAR ENDED JUNE 30, 1999

                                                Parent                         Non                          Fairchild
                                                Company      Guarantors     Guarantors     Eliminations     Historical
                                                -------      ----------     ----------     ------------     ----------
Net Sales                                     $        -     $  448,495     $  169,720       $     (893)    $  617,322
Costs and expenses
    Cost of sales                                      -        381,912        123,874             (893)       504,893
    Selling, general & administrative              8,114        113,167         24,168                -        145,449
    Restructuring                                      -          6,374              -                -          6,374
    Amortization of goodwill                         248          5,228          1,041                -          6,517
                                             -----------    -----------    -----------      -----------    -----------
                                                   8,362        506,681        149,083             (893)       663,233
                                             -----------    -----------    -----------      -----------    -----------
    Operating income (loss)                       (8,362)       (58,186)        20,637                -        (45,911)

Net interest expense                              27,130         (4,283)         7,499                -         30,346
Investment (income) loss, net                          -        (39,800)             -                -        (39,800)
                                             -----------    -----------    -----------      -----------    -----------
Earnings (loss) before taxes                     (35,492)       (14,103)        13,138                -        (36,457)
Income tax (provision) benefit                    21,481         (6,936)        (1,300)               -         13,245
Equity in earnings of
    Affiliates and subsidiaries                  (44,998)          (516)         1,344           45,965          1,795
Minority interest                                      -         (2,090)             -                -         (2,090)
                                             -----------    -----------    -----------      -----------    -----------
Earnings (loss) from continuing
    Operations                                   (59,009)       (23,645)        13,182           45,965        (23,507)
Earnings (loss) from disposal of
    Discontinued operations                            -              -        (31,349)               -        (31,349)
Extraordinary items                                    -         (4,153)             -                -         (4,153)
                                             -----------    -----------    -----------      -----------    -----------
Net earnings (loss)                           $  (59,009)    $  (27,798)    $  (18,167)      $   45,965     $  (59,009)
                                             ===========    ===========    ===========      ===========    ===========

                          CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1999

                                                    Parent                         Non                           Fairchild
                                                    Company      Guarantors     Guarantors     Eliminations      Historical
                                                    -------      ----------     ----------     ------------      ----------
Cash                                             $        27    $    41,793    $    13,040      $         -     $    54,860
Short-term investments                                    71         13,023              -                -          13,094
Accounts Receivable (including intercompany),
  less allowances                                        549         52,929         76,643                -         130,121
Inventory, net                                          (182)       145,080         45,341                -         190,239
Prepaid and other current assets                       1,297         69,000          3,629                -          73,926
                                                 -----------    -----------    -----------      -----------     -----------
    Total current assets                               1,762        321,825        138,653                -         462,240
Investment in Subsidiaries                           841,744              -              -         (841,744)              -
Net fixed assets                                         611        137,852         45,602                -         184,065
Net assets held for sale                                   -         21,245              -                -          21,245
Investments in affiliates                              1,300         13,135         17,356                -          31,791
Goodwill                                               5,533        402,595         39,594                -         447,722
Deferred loan costs                                   13,029             26             22                -          13,077
Prepaid pension assets                                     -         63,958              -                -          63,958
Real estate investment                                     -              -         83,791                -          83,791
Long-term investments                                      -         15,844              -                -          15,844
Other assets                                          16,244        (11,865)           674                -           5,053
                                                 -----------    -----------    -----------      -----------     -----------
    Total assets                                 $   880,223    $   964,615    $   325,692      $  (841,744)    $ 1,328,786
                                                 ===========    ===========    ===========      ===========     ===========

Bank notes payable & current maturities of
  debt                                           $     2,250    $     2,548    $    24,062      $         -     $    28,860
Accounts payable (including intercompany)                972         12,824         58,475                -          72,271
Other accrued expenses                                 7,272         99,669         14,195                -         121,136
Net current liabilities of discontinued
  operations                                               -              -         10,999                -          10,999
                                                 -----------    -----------    -----------      -----------     -----------
    Total current liabilities                         10,494        115,041        107,731                -         233,266

Long-term debt, less current maturities              480,850          9,908          4,525                -         495,283
Other long-term liabilities                              405         18,138          7,361                -          25,904
Noncurrent income taxes                              (19,026)       140,749            238                -         121,961
Retiree health care liabilities                            -         40,189          4,624                -          44,813
Minority interest in subsidiaries                          -              9             50                -              59
                                                 -----------    -----------    -----------      -----------     -----------
    Total liabilities                                472,723        324,034        124,529                -         921,286

Class A common stock                                   2,775            200          5,085           (5,085)          2,975
Class B common stock                                     262              -              -                -             262
Paid-in-capital                                        2,138        226,900        263,058         (263,058)        229,038
Retained earnings (deficit)                          477,191        413,483        (65,043)        (573,601)        252,030
Cumulative other comprehensive income                   (764)            (2)        (1,937)               -          (2,703)
Treasury stock, at cost                              (74,102)             -              -                -         (74,102)
                                                 -----------    -----------    -----------      -----------     -----------
    Total stockholders' equity                       407,500        640,581        201,163         (841,744)        407,500
                                                 -----------    -----------    -----------      -----------     -----------
Total liabilities & stockholders' equity         $   880,223    $   964,615    $   325,692      $  (841,744)    $ 1,328,786
                                                 ===========    ===========    ===========      ===========     ===========

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                       FOR THE YEAR ENDED JUNE 30, 1999

                                                         Parent                           Non                            Fairchild
                                                         Company       Guarantors      Guarantors      Eliminations      Historical
                                                         -------       ----------      ----------      ------------      ----------
Cash Flows from Operating Activities:
Net earnings (loss)                                   $   (59,009)    $   (27,798)    $   (18,167)      $    45,965     $   (59,009)
Depreciation & amortization                                   127          17,610           7,920                 -          25,657
Amortization of deferred loan fees                          1,100               -               -                 -           1,100
Accretion of discount on long-term liabilities              5,270               -               -                 -           5,270
Extraordinary items net of cash paid                            -           6,389               -                 -           6,389
Provision for restructuring                                     -           3,774               -                 -           3,774
Loss on sale of PP&E                                            -             307              93                 -             400
Distributed earnings of affiliates                              -           1,460           1,973                 -           3,433
Minority interest                                               -           2,826            (736)                -           2,090
Change in assets and liabilities                           15,030          52,898          (3,058)          (45,965)         18,905
Non-cash charges and working capital changes
  of discontinued operations                                    -               -          15,259                 -          15,259
                                                      -----------     -----------     -----------       -----------     -----------
Net cash (used for) provided by operating
  activities                                              (37,482)         57,466           3,284                 -          23,268
                                                      -----------     -----------     -----------       -----------     -----------
Cash Flows from Investing Activities:
Proceeds received from investment securities                    -         189,379               -                 -         189,379
Purchase of PP&E                                              (61)        (19,162)        (10,919)                -         (30,142)
Proceeds from sale of PP&E                                      -             656             188                 -             844
Equity investment in affiliates                               630          (8,308)              -                 -          (7,678)
Gross proceeds from divestiture of subsidiary                   -          60,396               -                 -          60,396
Acquisition of subsidiaries, net of cash acquired        (221,467)        (45,287)         (7,673)                -        (274,427)
Change in real estate investment                                -               -         (40,351)                -         (40,351)
Change in net assets held for sale                              -           3,134               -                 -           3,134
Investing activities of discontinued operations                 -               -            (312)                -            (312)
                                                      -----------     -----------     -----------       -----------     -----------
Net cash (used for) provided by investing
  activities                                             (220,898)        180,808         (59,067)                -         (99,157)
                                                      -----------     -----------     -----------       -----------     -----------
Cash Flows from Financing Activities:
Proceeds from issuance of debt                            483,100          (3,241)          3,363                 -         483,222
Debt repayment (including intercompany), net             (225,000)       (213,187)         58,104                 -        (380,083)
Issuance of Class A common stock                              126            (126)              -                 -               -
Proceeds from exercised stock options                         181               -               -                 -             181
Purchase of treasury stock                                      -         (22,102)              -                 -         (22,102)
                                                      -----------     -----------     -----------       -----------     -----------
Net cash (used for) provided by financing
  activities                                              258,407        (238,656)         61,467                 -          81,218
                                                      -----------     -----------     -----------       -----------     -----------
Exchange rate effect on cash                                    -               -             (70)                -             (70)
                                                      -----------     -----------     -----------       -----------     -----------
Net change in cash and cash equivalents                        27            (382)          5,614                 -           5,259
Cash, beginning of the year                                     -          42,175           7,426                 -          49,601
                                                      -----------     -----------     -----------       -----------     -----------
Cash, end of the year                                 $        27     $    41,793     $    13,040       $         -     $    54,860
                                                      ===========     ===========     ===========       ===========     ===========

                     CONSOLIDATING STATEMENTS OF EARNINGS

                       FOR THE YEAR ENDED JUNE 30, 1998

                                                  Parent                         Non                          Fairchild
                                                  Company      Guarantors     Guarantors     Eliminations     Historical
                                                  -------      ----------     ----------     ------------     ----------
Net Sales                                      $         -    $   613,324    $   138,807      $   (10,955)   $   741,176
Costs and expenses
  Cost of sales                                          -        464,942        100,683          (10,955)       554,670
  Selling, general & administrative                  3,516        112,447         19,631                -        135,594
  Amortization of goodwill                             147          4,247          1,075                -          5,469
                                               -----------    -----------    -----------      -----------    -----------
                                                     3,663        581,636        121,389          (10,955)       695,733
                                               -----------    -----------    -----------      -----------    -----------
  Operating income (loss)                           (3,663)        31,688         17,418                -         45,443

Net interest expense                                24,048         14,094          4,573                -         42,715
Investment (income) loss, net                         (208)         3,570              -                -          3,362
Nonrecurring income on
 disposition of subsidiary                               -       (124,028)             -                -       (124,028)
                                               -----------    -----------    -----------      -----------    -----------
Earnings (loss) before taxes                       (27,503)       138,052         12,845                -        123,394
Income tax (provision) benefit                      10,580        (54,384)        (3,470)               -        (47,274)
Equity in earnings of affiliates and
 subsidiaries                                      118,013            140          3,044         (118,626)         2,571
Minority interest                                        -        (26,292)             -                -        (26,292)
                                               -----------    -----------    -----------      -----------    -----------
Earnings (loss) from continuing operations
                                                   101,090         57,516         12,419         (118,626)        52,399
Earnings (loss) from discontinued
 operations                                              -          2,348         (6,644)               -         (4,296)

Earnings (loss) from disposal of
 discontinued operations                                 -         95,018        (35,301)               -         59,717
Extraordinary items                                      -         (6,730)             -                -         (6,730)
                                               -----------    -----------    -----------      -----------    -----------
Net earnings (loss)                            $   101,090    $   148,152    $   (29,526)     $  (118,626)   $   101,090
                                               ===========    ===========    ===========      ===========    ===========

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                       FOR THE YEAR ENDED JUNE 30, 1998

                                                          Parent                        Non                           Fairchild
                                                         Company      Guarantors     Guarantors     Eliminations     Historical
                                                         -------      ----------     ----------     ------------     -----------
Cash Flows from Operating Activities:
Net earnings (loss)                                     $ 101,090      $ 148,152       $(29,526)       $(118,626)     $ 101,090
Depreciation & amortization                                    72         14,939          5,862                -         20,873
Amortization of deferred loan fees                          2,406              -              -                -          2,406
Accretion of discount on long-term liabilities              3,766              -              -                -          3,766
Net gain on disposition of subsidiaries                         -       (124,041)             -                -       (124,041)
Net gain on sale of discontinued operations                     -       (132,787)             -                -       (132,787)
Extraordinary items net of cash paid                            -         10,347              -                -         10,347
Loss on sale of PP&E                                            -            147             99                -            246
Distributed earnings of affiliates                              -            547          1,178                -          1,725
Minority interest                                               -         26,890           (598)               -         26,292
Change in assets and liabilities                         (187,408)        64,276         (2,431)         118,626         (6,937)
Non-cash charges and working capital changes
  of discontinued operations                                    -              -         11,789                -         11,789
                                                       ----------     ----------     ----------       ----------     ----------
Net cash (used for) provided by operating
  activities                                              (80,074)         8,470        (13,627)               -        (85,231)
                                                       ----------     ----------     ----------       ----------     ----------
Cash Flows from Investing Activities:
Proceeds used for investment securities                         -         (7,287)             -                -         (7,287)
Purchase of PP&E                                                -        (30,220)        (5,809)               -        (36,029)
Proceeds from sale of PP&E                                      -            336              -                -            336
Equity investment in affiliates                              (141)        (4,202)             -                -         (4,343)
Minority interest in subsidiaries                               -        (26,383)             -                -        (26,383)
Acquisition of subsidiaries, net of cash acquired               -        (25,445)        (7,350)               -        (32,795)
Net proceeds from sale of discontinued operations               -        167,987              -                -        167,987
Change in real estate investment                                -              -        (17,262)               -        (17,262)
Change in net assets held for sale                              -          2,140              -                -          2,140
Investing activities of discontinued operations                 -              -         (2,750)               -         (2,750)
                                                       ----------     ----------     ----------       ----------     ----------
Net cash (used for) provided by investing
  activities                                                 (141)        76,926        (33,171)               -         43,614
                                                       ----------     ----------     ----------       ----------     ----------
Cash Flows from Financing Activities:
Proceeds from issuance of debt                            225,000         50,523              -                -        275,523
Debt repayment (including intercompany), net             (198,867)      (106,899)        47,752                -       (258,014)
Issuance of Class A common stock                           53,848            193              -                -         54,041
Financing activities of discontinued operations                 -              -          2,538                -          2,538
                                                       ----------     ----------     ----------       ----------     ----------
Net cash provided by (used for) financing
  Activities                                               79,981        (56,183)        50,290                -         74,088
                                                       ----------     ----------     ----------       ----------     ----------
Exchange rate effect on cash                                    -              -         (2,290)               -         (2,290)
                                                       ----------     ----------     ----------       ----------     ----------
Net change in cash                                           (234)        29,213          1,202                -         30,181
Cash, beginning of the year                                   234         12,962          6,224                -         19,420
                                                       ----------     ----------     ----------       ----------     ----------
Cash, end of the year                                   $       -      $  42,175       $  7,426        $       -      $  49,601
                                                       ==========     ==========     ==========       ==========     ==========

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 5.  OTHER INFORMATION

  Articles have appeared in the French press reporting an inquiry by a French magistrate into allegedly improper business transactions involving Elf Acquitaine, a French petroleum company, its former chairman and various third parties. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted written statements concerning the transactions and appeared in person before the magistrate and others. The magistrate has put Mr. Steiner under examination (mis en examen) with respect to this matter and imposed a surety (caution) of ten million French francs which has been paid. Mr. Steiner has not been charged.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is incorporated herein by reference from the 2000 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the 2000 Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)(1)  Financial Statements.

   All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K (see index on Page 15).

(a)(2)  Financial Statement Schedules and Report of Independent Public
Accountants.

Schedule Number                       Description                          Page
---------------    -------------------------------------------------       ----
    I              Condensed Financial Information of Parent Company       69

    II             Valuation and Qualifying Accounts                       73

  All other schedules are omitted because they are not required.

Report of Independent Public Accountants

To The Fairchild Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of The Fairchild Corporation and consolidated subsidiaries included in this Form 10-K and have issued our report thereon dated September 11, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index on the preceding page are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                    Arthur Andersen LLP


Vienna, VA
September 11, 2000

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           THE FAIRCHILD CORPORATION
             CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                       BALANCE SHEETS (NOT CONSOLIDATED)
                                (In thousands)

                                                                               June 30,                   June 30,
                            ASSETS                                               2000                       1999
                                                                        ---------------------      ---------------------
Current assets:
Cash and cash equivalents                                                            $     35                   $     27
Marketable Securities                                                                      71                         71
Accounts receivable                                                                     2,079                        549
Inventory                                                                                                           (182)
Current tax assets                                                                     49,181                          -
Prepaid expenses and other current assets                                                 141                      1,297
                                                                        ---------------------      ---------------------
Total current assets                                                                   51,507                      1,762
Property, plant and equipment, less accumulated depreciation                              493                        611
Investments in subsidiaries                                                           869,958                    841,744
Investments and advances, affiliated companies                                            945                      1,300
Goodwill                                                                               16,528                      5,533
Noncurrent tax assets                                                                       -                     19,026
Deferred loan fees                                                                     13,284                     13,029
Other assets                                                                           17,947                     16,244
                                                                        ---------------------      ---------------------
Total assets                                                                         $970,662                   $899,249
                                                                        =====================      =====================
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                                                        $  2,250                   $  2,250
Accounts payable                                                                        2,954                        972
Accrued Salaries                                                                          111                        497
Accrued Insurance                                                                         213                        213
Accrued Interest                                                                        5,736                      7,049
Other Accrued                                                                             343                      1,990
Accrued Income Taxes                                                                        -                     (2,477)
                                                                        ---------------------      ---------------------
Total current liabilities                                                              11,607                     10,494
Long-term debt                                                                        410,691                    480,850
Other long-term liabilities                                                               405                        405
Noncurrent Income Tax                                                                 145,847                          -
                                                                        ---------------------      ---------------------
Total liabilities                                                                     568,550                    491,749
Stockholders' equity:
Class A common stock                                                                    3,008                      2,775
Class B common stock                                                                      262                        262
Notes due from stockholders                                                              (520)                         -
Treasury stock                                                                        (75,020)                   (74,102)
Cumulative comprehensive Income                                                           (46)                      (764)
Additional paid in capital                                                              5,158                      2,138
Retained earnings                                                                     469,270                    477,191
                                                                        ---------------------      ---------------------
Total stockholders' equity                                                            402,112                    407,500
                                                                        ---------------------      ---------------------
Total liabilities and stockholders' equity                                           $970,662                   $899,249
                                                                        =====================      =====================

The accompanying notes are an integral part of these condensed financial statements.

                                                                      Schedule I

            THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED FINANCIAL STATEMENTS OF THE COMPANY
                   STATEMENT OF EARNINGS (NOT CONSOLIDATED)
                                (In thousands)

                                                                                 For the Years Ended June 30,
                                                            -------------------------------------------------------------------
                                                                    2000                     1999                   1998
                                                            -------------------------------------------------------------------
Costs and Expenses:
Selling, general & administrative                                     $  6,175                 $  8,114                $  3,516
Amortization of goodwill                                                   808                      248                     147
                                                            -------------------------------------------------------------------
                                                                         6,983                    8,362                   3,663

Operating loss                                                          (6,983)                  (8,362)                 (3,663)

Net interest expense                                                    42,347                   27,130                  24,048
Investment income, net                                                       6                       --                     208
Equity in earnings of affiliates                                          (347)                     967                    (613)
                                                            -------------------------------------------------------------------
Loss from continuing operations before taxes                           (49,671)                 (34,525)                (28,116)

Income tax provision (benefit)                                          (6,343)                 (21,481)                (10,580)
                                                            -------------------------------------------------------------------
Loss before equity in earnings (loss) of subsidiaries                  (43,328)                 (13,044)                (17,536)

Equity in earnings (loss) of subsidiaries                               53,086                  (45,965)                118,626
                                                            -------------------------------------------------------------------
Net earnings (loss)                                                   $  9,758                 $(59,009)               $101,090
                                                            ===================================================================

The accompanying notes are an integral part of these condensed financial statements.

                                                                      Schedule I
                           THE FAIRCHILD CORPORATION
             CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                  STATEMENT OF CASH FLOWS (NOT CONSOLIDATED)
                                (IN THOUSANDS)

                                                                                      For the Years Ended June 30,
                                                                    ---------------------------------------------------------------
                                                                            2000                  1999                 1998
                                                                    -------------------  ---------------------  -------------------
Cash provided by (used for) operations                                        $  70,326              $ (37,482)           $ (80,074)

Investing activities:
Acquisition of subsidiaries                                                          --               (221,467)                  --
Purchase of PP&E                                                                     (5)                   (61)                  --
Equity investments in affiliates                                                     --                    630                 (141)
Other                                                                                --                     --                   --
                                                                    -------------------  ---------------------  -------------------
                                                                                     (5)              (220,898)                (141)
Financing activities:
Proceeds from issuance of debt, including intercompany                           52,200                483,100              225,000
Debt repayments                                                                (122,359)              (225,000)            (198,867)
Issuance of common stock                                                            366                    307               53,848
Other                                                                              (520)                    --                   --
                                                                    -------------------  ---------------------  -------------------
                                                                                (70,313)               258,407               79,981
                                                                    -------------------  ---------------------  -------------------
Net increase (decrease) in cash                                               $       8              $      27            $    (234)
                                                                    ===================  =====================  ===================

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

2. LONG-TERM DEBT

                                                                  June 30,            June 30,
                                                                    2000                1999
                                                            ------------------    ----------------
    Bank Credit Agreement                                             $187,941            $258,100
    10 3/4% Senior subordinated Notes Due 2009                         225,000             225,000
                                                            ------------------    ----------------
    Total Debt                                                         412,941             483,100
                                                            ==================    ================
    Less: Current Maturities                                            (2,250)             (2,250)
                                                            ------------------    ----------------
    Total Long-Term Debt                                              $410,691            $480,850
                                                            ==================    ================

  Long-term debt maturing over the next five years is as follows: $2,250 in 2001, $2,250 in 2002, $2,250 in 2003, $2,250 in 2004, and $2,250 in 2005.

3. DIVIDENDS FROM SUBSIDIARIES

  Cash dividends paid to The Fairchild Corporation by its consolidated subsidiaries were, $25,317, $47,742 and $42,100 in 2000, 1999 and 1998, respectively. In 1999, The Fairchild Corporation received from its subsidiaries, dividends of its stock with a fair market value of $22,102 and Banner Aerospace's stock with a fair market value of $187,424. We are involved in various other claims and lawsuits incidental to our business, some of which involve substantial amounts.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

  Changes in the allowance for doubtful accounts are as follows:

                                                                For the Years Ended June 30,
                                                  -------------------------------------------------------
                                                        2000                1999                1998
                                                  ---------------     ---------------      --------------
 Beginning balance                                         $6,442             $ 5,655             $ 6,905
 Charges to cost and expenses                               2,377               3,426               2,240
 Charges to other accounts (a)                              1,671              (2,940)             (2,642)
 Acquired companies                                             -                 616                   -
 Amounts written off                                         (892)               (315)               (848)
                                                  ---------------     ---------------      --------------
 Ending Balance                                            $9,598             $ 6,442             $ 5,655
                                                  ===============     ===============      ==============

(a) Recoveries of amounts written off in prior periods, foreign currency translation and the change in related noncurrent taxes. Fiscal 1998 includes a reduction of $2,801 relating to the assets disposed of as a result the disposition of Banner Aerospace's hardware group.

(a)(3)  Exhibits.

Articles of Incorporation, Bylaws, and Instruments Defining Rights of Securities

3.1 Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit "C" of Registrant's Proxy Statement dated October 27, 1989).

3.2 Registrant's Amended and Restated By-Laws, as amended as of November 21, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996).

3.3 Amendment to the Company's By-Laws, dated as of February 12, 1999 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

3.4 Amendment to the Company's By-Laws, dated February 17, 2000, together with Charter for the Board's Audit Committee, adopted on February 17, 2000 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000).

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

10.5 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit B of Registrant's Proxy Statement dated October 7, 1996).

10.6 Stock Option Deferral Plan dated February 9, 1998 (for the purpose of allowing deferral of gain upon exercise of stock options) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

*10.7 Amendment to the Stock Option Deferral Plan, dated June 28, 2000 (for the purpose of making an equitable adjustment in connection with the spin off of Fairchild Bermuda and the receipt of Global Sources shares).

10.8 Amendment dated May 21, 1999, amending the 1996 Non-Employee Directors Stock Option Plan (for the purpose of allowing deferral of gain upon exercise of stock options) (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

(Employee Agreements)

10.9    Amended and Restated Employment Agreement between Registrant and Jeffrey
        J. Steiner dated September 10, 1992 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

10.10 Employment Agreement between RHI Holdings, Inc., and Jacques Moskovic, dated as of December 29, 1994 (incorporated by reference to Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1996).

10.11 Employment Agreement between Fairchild France, Inc., and Jacques Moskovic, dated as of December 29, 1994 (incorporated by reference to Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1996).

10.12 Employment Agreement between Fairchild France, Inc., Fairchild CDI, S.A., and Jacques Moskovic, dated as of April 18, 1997 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

10.13   Letter Agreement dated September 9, 1996, between Registrant and Colin
        M. Cohen (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.14 Banner Aerospace, Inc. Deferred Bonus Plan, dated January 21, 1998 (as amended), to allow the deferral of bonuses in connection with 1998 or 1999 Extraordinary Transactions (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.15 Letter Agreement dated February 27, 1998, between Registrant and John L. Flynn (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.16   Letter Agreement dated February 27, 1998, between Registrant and Donald
        E. Miller (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.17 Employment Agreement between Robert Edwards and Fairchild Holding Corp., dated March 2, 1998 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.18 Promissory Note in the amount of $100,000, issued by Robert Sharpe to the Registrant, dated July 1, 1998 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

10.19 Promissory Note in the amount of $200,000 issued by Robert Sharpe to the Registrant, dated July 1, 1998 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

10.20 Officer Loan Program, dated as of February 5, 1999, lending up to $750,000 to officers for the purchase of Company Stock (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.21 Director and Officer Loan Program, dated as of August 12, 1999, lending up to $2,000,000 to officers and directors for the purchase of Company Stock (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

*10.22 Employment Agreement between Eric Steiner and The Fairchild Corporation, dated as of August 1, 2000.


*10.23 Employment Agreement between Banner Aerospace, Inc. and Warren D. Persavich (together with Amendment No. 1 to such Agreement).


(Credit Agreements)

        Fairchild Holding Corp. Credit Agreement

10.24 Restated and Amended Credit Agreement dated as of July 26, 1996, among Fairchild Holding Corp, Citicorp USA, Inc. and certain financial institutions (the "FHC Credit Agreement") (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996).

10.25 Amendment No. 1, dated as of January 21, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).

10.26 Amendment No. 2 and Consent, dated as of February 21, 1997, to the FHC Credit Agreement dated as of March 13, 1996 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).

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

10.35 Credit Agreement dated as of April 20, 1999, among The Fairchild Corporation (as Borrower), Citicorp. USA, Inc. and certain financial institutions (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.36 Amendment No. 1, dated as of November 29, 1999 to the Credit Agreement dated as of April 20, 1999 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 2, 2000).

10.37 Amendment No. 2, dated as of March 10, 2000 to the Credit Agreement dated as of April 20, 1999 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000).

        Warthog, Inc. Credit Agreement

10.38 Mortgage and Security Agreement with Morgan Guaranty Trust Company of New York dated March 23, 2000 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000).

        Interest Rate Hedge Agreements

10.39 Interest Rate Hedge Agreement between Registrant and Citibank, N.A. dated as of August 19, 1997 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).

10.40 Amendment dated as of December 23, 1997, to the Interest Rate Hedge Agreement between Registrant and Registrant and Citibank, N.A. dated as of August 19, 1997(incorporated by reference to (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997).

10.41 Amendment dated as of January 14, 1997, to the Interest Rate Hedge Agreement between Registrant and Citibank, N.A. dated as of August 19, 1997 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

        (Warrants to Steiner Affiliate)

10.42 Form Warrant Agreement (including form of Warrant) issued by the Company to Drexel Burnham Lambert on March 13, 1986, subsequently purchased by Jeffrey Steiner and subsequently assigned to Stinbes Limited (an affiliate of

        Jeffrey Steiner), for the purchase of Class A or Class B Common Stock (incorporated herein by reference to Exhibit 4(c) of the Company's Registration Statement No. 33-3521 on Form S-2).

10.43 Form Warrant Agreement issued to Stinbes Limited dated as of September 26, 1997, effective retroactively as of February 21, 1997 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).

10.44 Extension of Warrant Agreement between Registrant and Stinbes Limited for 375,000 shares of Class A or Class B Common Stock dated as of September 26, 1997, effective retroactively as of February 21, 1997 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).

10.45 Amendment of Warrant Agreement dated February 9, 1998, between the Registrant and Stinbes Limited (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.46 Amendment of Warrant Agreement dated December 12, 1998, effective retroactively as of September 7, 1998, between Registrant and Stinbes Limited (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1999).

(Other Material Contracts)

10.47 Voting Agreement dated as of July 16, 1997, between RHI Holdings, Inc., and Tel-Save Holdings, Inc. (regarding voting Registrant's stock in Shared Technologies Fairchild Inc.) (incorporated by reference to the Registrant's Schedule 13D/A, Amendment No. 3, filed July 22, 1997).

10.48 Stock Option Agreement dated November 20, 1997 between RHI Holdings, Inc. and Intermedia Communications Inc. (incorporated by reference to
        Schedule 13D/A, Amendment No. 4, dated as of November 25, 1997, filed by the Company on December 1, 1997).

10.49 Stock Purchase Agreement dated November 25, 1997 between RHI Holdings, Inc. and Intermedia Communications Inc. (incorporated by reference to
        Schedule 13D/A, Amendment No. 4, dated as of November 25, 1997, filed by the Company on December 1, 1997).

10.50 Asset Purchase Agreement dated as of December 8, 1997, among Banner Aerospace, Inc. and seven of its subsidiaries (Adams Industries, Inc., Aerospace Bearing Support, Inc., Aircraft Bearing Corporation, Banner Distribution, Inc., Burbank Aircraft Supply, Inc., Harco, Inc. and PacAero), AlliedSignal Inc. and AS BAR LLC (incorporated by reference to Banner Aerospace, Inc.'s Report on Form 8-K dated January 28, 1998).

10.51 Asset Purchase Agreement dated as of December 8, 1997, among Banner Aerospace, Inc. and two of its subsidiaries (PB Herndon Aerospace, Inc. and Banner Aerospace Services, Inc.), AlliedSignal Inc. and AS BAR PBH LLC (incorporated by reference to Banner Aerospace, Inc.'s Report on Form 8-K dated January 28, 1998).

10.52 Agreement and Plan of Merger dated January 28, 1998, as amended on February 20, 1998, and March 2, 1998 (the "Special-T Fasteners Merger Agreement), between the Company and the shareholders' of Special-T Fasteners, regarding the merger of Special-T into Fairchild (incorporated by reference to Registrant's Report on Form 8-K dated March 2, 1998, filed on March 12, 1998).

10.53 Third Amendment dated September 25, 1998 to the Special-T Fasteners Merger Agreement (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1998).

10.54 Agreement and Plan of Reorganization by and among The Fairchild Corporation, Dah Dah, Inc. and Kaynar Technologies Inc., dated as of December 26, 1998, regarding the merger of Kaynar into Fairchild (incorporated by reference to Registrant's Registration Statement on Form S-4 filed on January 15, 1999).

10.55 Voting and Option Agreement by and among The Fairchild Corporation, Dah Dah, Inc., CFE Inc., and general Electric Capital Corporation dated as of December 26, 1998, regarding voting of Kaynar stock for the Kaynar-Fairchild merger (incorporated by reference to Registrant's Report on Form 8-K dated December 30, 1998).

10.56 Voting Agreements by and between The Fairchild Corporation and each of the following individuals: Jordan Law, David A. Werner, Robert L. Beers and LeRoy A. Dack, each agreement dated as of December 26, 1998, regarding voting of Kaynar stock for the Kaynar-Fairchild merger (incorporated by reference to Registrant's Report on Form 8-K dated December 30, 1998).

10.57 Agreement and Plan of Merger between The Fairchild Corporation, MTA, Inc. and Banner Aerospace, Inc., dated as of January 11, 1999, regarding the merger of Banner into Fairchild (incorporated by reference to "Appendix A" of Registrant's Proxy Statement/Prospectus included as part of Registrant's Registration Statement No. 333-70673 on Form S-4 declared effective March 25, 1999).

10.58 Share Purchase Agreement dated as of July 27, 1999 between a Company subsidiary and Jeffrey Steiner (as Sellers) and American National Can Group, Inc. (as Buyer), for the sale of all stock of Nacanco Paketleme A.S. owned by the Sellers (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.59 Asset Purchase Agreement dated as of October 22, 1999, among The Fairchild Corporation, Banner Aerospace, Inc., Dallas Aerospace, Inc., and United Technologies Corporation, acting through its Pratt & Whitney Division (incorporated by reference to the Registrant's Report on Form 8-K dated December 13, 1999).

(a)(3) Exhibits (continued)

Other Exhibits

11. Computation of earnings per share (found at Note 12 in Item 8 to Registrant's Consolidated Financial Statements for the fiscal years ended June 30, 2000, 1999 and 1998).

*22    List of subsidiaries of Registrant.

*23.1  Consent of Arthur Andersen LLP, independent public accountants.

*27    Financial Data Schedules.

-------------------------
*Filed herewith.

(b) Reports on Form 8-K

We have not filed any reports under Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                           THE FAIRCHILD CORPORATION



                           By:  /s/ MICHAEL T. ALCOX
                                --------------------
                                    Michael T. Alcox
                                Senior Vice President and
                                 Chief Financial Officer



Date:  September 20, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.

  By:   /s/           JEFFREY J. STEINER                    Chairman, Chief Executive                September 20, 2000
      ------------------------------------------
                      Jeffrey J. Steiner                      Officer and Director

  By:   /s/           MELVILLE R. BARLOW                            Director                         September 20, 2000
      ------------------------------------------
                      Melville R. Barlow

  By:   /s/           MORTIMER M. CAPLIN                            Director                         September 20, 2000
      ------------------------------------------
                      Mortimer M. Caplin

  By:   /s/              PHILIP DAVID                               Director                         September 20, 2000
      ------------------------------------------
                         Philip David

  By:   /s/             ROBERT EDWARDS                 Executive Vice President-Fairchild            September 20, 2000
      ------------------------------------------
                        Robert Edwards                       Fasteners and Director

  By:   /s/            STEVEN L. GERARD                             Director                         September 20, 2000
      ------------------------------------------
                       Steven L. Gerard

  By:   /s/            HAROLD J. HARRIS                             Director                         September 20, 2000
      ------------------------------------------
                       Harold J. Harris

  By:   /s/             DANIEL LEBARD                               Director                         September 20, 2000
      ------------------------------------------
                        Daniel Lebard

  By:   /s/           HERBERT S. RICHEY                             Director                         September 20, 2000
      ------------------------------------------
                      Herbert S. Richey

  By:   /s/            ERIC I. STEINER                     President, Chief Operating                September 20, 2000
      ------------------------------------------
                       Eric I. Steiner                        Officer and Director