Form 10-Q
period 2000-10-01
FAIRCHILD CORP
filed 2000-11-15
CIK 9779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2000

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

Outstanding at

Title of Class October 1, 2000

Class A Common Stock, $0.10 Par Value 22,482,688

Class B Common Stock, $0.10 Par Value 2,621,652

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets as of October 1, 2000 (Unaudited) and

June 30, 2000 . 3

Consolidated Statements of Earnings (Unaudited) for the Three

Months ended October 1, 2000 and October 3, 1999 5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three

Months ended October 1, 2000 and October 3, 1999..7

Notes to Condensed Consolidated Financial Statements (Unaudited) 8

Item 2. Management's Discussion and Analysis of Results of Operations and

Financial Condition 16

Item 3. Quantitative and Qualitative Disclosure About Market Risk 22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings 23

Item 2. Changes in Securities and Use of Proceeds. . 23

Item 4. Submission of Matters to a Vote of Security Holders 23

Item 5. Other Information. 23

Item 6. Exhibits and Reports on Form 8-K 23

All references in this Quarterly Report on Form 10-Q to the terms ''we,'' ''our,'' ''us,'' the ''Company'' and ''Fairchild'' refer to The Fairchild Corporation and its subsidiaries. All references to ''fiscal'' in connection with a year shall mean the 12 months ended June 30.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 1, 2000 (Unaudited) and June 30, 2000

(In thousands)


ASSETS

	October 1,	June 30,
	2000	2000
		(*)
CURRENT ASSETS:
Cash and cash equivalents, $13,907 and $14,287 restricted	$ 32,816	$ 35,790
Short-term investments	4,024	9,054
Accounts receivable-trade, less allowances of $10,554 and $9,598	112,908	127,230
Inventories:
Finished goods	136,169	138,330
Work-in-process	30,271	30,523
Raw materials	12,539	11,006
	178,979	179,859
Prepaid expenses and other current assets	84,677	74,231
Total Current Assets	413,404	426,164

Property, plant and equipment, net of accumulated
depreciation of $143,496 and $142,938	164,841	174,137
Net assets held for sale	17,590	20,112
Cost in excess of net assets acquired (Goodwill), less
accumulated amortization of $55,921 and $52,826	430,324	436,442
Investments and advances, affiliated companies	3,325	3,238
Prepaid pension assets	64,510	64,418
Deferred loan costs	14,278	14,714
Real estate investment	113,578	112,572
Long-term investments	9,271	10,084
Other assets	5,948	5,539
TOTAL ASSETS	$ 1,237,069	$ 1,267,420

*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 1, 2000 (Unaudited) and June 30, 2000

(In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY
	October 1,	June 30,
	2000	2000
CURRENT LIABILITIES:		(*)
Bank notes payable and current maturities of long-term debt	$ 26,963	$ 28,594
Accounts payable	50,838	62,494
Accrued liabilities:
Salaries, wages and commissions	32,999	38,065
Employee benefit plan costs	6,080	5,608
Insurance	11,523	12,237
Interest	12,203	6,408
Other accrued liabilities	48,429	60,123
	111,234	122,441
Total Current Liabilities	189,035	213,529

LONG-TERM LIABILITES:
Long-term debt, less current maturities	474,007	453,719
Other long-term liabilities	25,592	26,741
Retiree health care liabilities	42,597	42,803
Noncurrent income taxes	114,253	128,515
TOTAL LIABILITIES	845,484	865,307

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; authorized
40,000 shares, 30,290 (30,079 in June) shares issued and
22,430 (22,430 in June) shares outstanding	3,029	3,008
Class B common stock, $0.10 par value; authorized 20,000
Shares, 2,622 shares issued and outstanding	262	262
Paid-in capital	232,494	231,190
Treasury stock, at cost, 7,807 (7,649 in June) shares of Class A common stock	(76,545)	(75,506)
Retained earnings	255,815	261,788
Notes due from stockholders	(1,867)	(1,867)
Cumulative other comprehensive income	(21,603)	(16,762)
TOTAL STOCKHOLDERS' EQUITY	391,585	402,113
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,237,069	$ 1,267,420

*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS (Unaudited)

For The Three (3) Months Ended October 1, 2000 and October 3, 1999

(In thousands, except per share data)

	Three Months Ended
	10/01/00	10/03/99
REVENUE:
Net sales	$ 148,367	$ 164,509
Other income, net	2,516	4,828
	150,883	169,337
COSTS AND EXPENSES:
Cost of goods sold	113,591	121,362
Selling, general & administrative	29,862	31,828
Amortization of goodwill	3,134	3,096
Restructuring	-	3,017
	146,587	159,303
OPERATING INCOME	4,296	10,034
Interest expense	13,453	12,209
Interest income	(524)	(735)
Net interest expense	12,929	11,474
Investment income (loss)	(380)	880
Nonrecurring gain	-	28,003
Earnings (loss) from continuing operations before taxes	(9,013)	27,443
Income tax benefit (provision)	3,574	(9,132)
Equity in earnings (loss) of affiliates, net	(6)	(201)
Earnings (loss) from continuing operations	(5,445)	18,110
Cumulative effect of change in accounting for derivatives	(528)	-
NET EARNINGS (LOSS)	$ (5,973)	$ 18,110
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,080)	(1,648)
Unrealized holding changes on securities arising during the period	(761)	(5,006)
Other comprehensive loss	(4,841)	(6,654)
COMPREHENSIVE INCOME (LOSS)	$ (10,814)	$ 11,456

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS (Unaudited)

For The Three (3) Months Ended October 1, 2000 and October 3, 1999

(In thousands, except per share data)

	Three Months Ended
	10/01/00	10/03/99
BASIC EARNINGS PER SHARE:
Earnings (loss) from continuing operations	$ (0.22)	$ 0.73
Cumulative effect of change in accounting for derivatives	(0.02)	-
NET EARNINGS (LOSS)	$ (0.24)	$ 0.73
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$ (0.16)	$ (0.07)
Unrealized holding changes on securities arising during the period	(0.03)	(0.20)
Other comprehensive loss	(0.19)	(0.27)
COMPREHENSIVE INCOME (LOSS)	$ (0.43)	$ 0.46

DILUTED EARNINGS PER SHARE:
Earnings (loss) from continuing operations	$ (0.22)	$ 0.72
Cumulative effect of change in accounting for derivatives	(0.02)	-
NET EARNINGS (LOSS)	$ (0.24)	$ 0.72
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$ (0.16)	$ (0.07)
Unrealized holding changes on securities arising during the period	(0.03)	(0.20)
Other comprehensive loss	(0.19)	(0.27)
COMPREHENSIVE INCOME (LOSS)	$ (0.43)	$ 0.45
Weighted average shares outstanding:
Basic	25,068	24,862
Diluted	25,068	25,026

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For The Three (3) Months Ended October 1, 2000 and October 3, 1999

(In thousands)


	For the Three Months Ended
	10/1/00	10/3/99
Cash flows from operating activities:
Net earnings (loss)	$ (5,973)	$ 18,110
Depreciation and amortization	10,950	9,968
Accretion of discount on long-term liabilities	205	897
Amortization of deferred loan fees	456	413
Net gain on divestiture of investment in affiliate	-	(25,747)
Net gain on divestiture of subsidiary	-	(2,256)
Distributed (undistributed) earnings of affiliates, net	9	310
Change in assets and liabilities	(30,752)	(12,064)
Non-cash charges and working capital changes of discontinued operations	-	(10,930)
Net cash used for operating activities	(25,105)	(21,299)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,861)	(11,879)
Net proceeds received from (used for) investment securities	4,759	(3,933)
Net proceeds received from divestiture of investment in affiliate	-	43,103
Net proceeds received from divestiture of subsidiary	-	4,906
Real estate investment	(1,601)	(5,329)
Proceeds received from net assets held for sale	2,211	1,346
Investing activities of discontinued operations	-	7,100
Net cash provided by investing activities	1,508	35,314
Cash flows from financing activities:
Proceeds from issuance of debt	23,453	126,691
Debt repayments	(2,608)	(142,279)
Issuance of Class A common stock	194	90
Purchase of treasury stock	-	(624)
Net cash provided by (used for) financing activities	21,039	(16,122)
Effect of exchange rate changes on cash	(416)	437
Net change in cash and cash equivalents	(2,974)	(1,670)
Cash and cash equivalents, beginning of the year	35,790	54,860
Cash and cash equivalents, end of the period	$ 32,816	$ 53,190

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

  FINANCIAL STATEMENTS

  The consolidated balance sheet as of October 1, 2000, and the consolidated statements of earnings and cash flows for the three months ended October 1, 2000 and October 3, 1999 have been prepared by us, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 1, 2000, and for all periods presented, have been made. The balance sheet at June 30, 2000 was condensed from the audited financial statements as of that date.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our June 30, 2000 Annual Report on Form 10-K. The results of operations for the period ended October 1, 2000 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

  PRO FORMA FINANCIAL STATEMENTS

  The unaudited pro forma consolidated statement of earnings for the three months ended October 3, 1999 have been prepared to give effect to the dispositions of Dallas Aerospace (December 1999) and the investment in Nacanco (July 1999), as if these transaction had occurred on July 1, 1999. The unaudited pro forma information is not intended to be indicative of future results of our operations or results that might have been achieved if these transactions had been in effect since the beginning of the three months ended October 3, 1999.



For the three months ended:	October 3,
1999
Net sales	$ 153,365
Gross profit	40,864
Net earnings	786
Net earnings, per basic share	$ 0.03
Net earnings, per diluted share	$ 0.03



  EQUITY SECURITIES

  We had 22,482,688 shares of Class A common stock and 2,621,652 shares of Class B common stock outstanding at October 1, 2000. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. For the three months ended October 1, 2000, 52,966 shares of Class A common stock were issued as a result of the exercise of stock options.

  During the three months ended October 1, 2000, we issued 132,394 deferred compensation units pursuant to our stock option deferral plan, as a result of the exercise of 291,050 stock options. Each deferred compensation unit is represented by one share of our treasury stock and is convertible into one share of our Class A common stock after a specified period of time.

  RESTRICTED CASH

  On October 1, 2000 and June 30, 2000, we had restricted cash of $13,907 and $14,287, respectively, all of which is maintained as collateral for certain debt facilities and escrow arrangements.

  EARNINGS PER SHARE

  The following table illustrates the computation of basic and diluted earnings per share:



(In thousands, except per share data)	For the Three Months Ended
	10/1/00	10/3/99
Basic earnings per share:
Net earnings (loss) from continuing operations	$ (5,445)	$ 18,110
Weighted average common shares outstanding	25,068	24,862
Basic earnings (loss) from continuing operations per share	$ (0.22)	$ 0.73

Diluted earnings per share:
Net earnings (loss) from continuing operations	$ (5,445)	$ 18,110
Weighted average common shares outstanding	25,068	24,862
Options	antidilutive	10
Warrants	antidilutive	154
Total shares outstanding	25,068	25,026
Diluted earnings (loss) from continuing operations per share	$ (0.22)	$ 0.72



  Stock options entitled to purchase 2,283,011 and 1,767,986 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months ended October 1, 2000 and October 3, 1999, respectively. Stock warrants entitled to purchase 650,000 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months ended October 1, 2000. These shares could be dilutive in subsequent periods.

  CONTINGENCIES

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

  As of October 1, 2000, the consolidated total of our recorded liabilities for environmental matters was approximately $13.1 million, which represented the estimated probable exposure for these matters. It is reasonably possible that our total exposure for these matters could be approximately $19.7 million.

  Other Matters

  AlliedSignal (now Honeywell International) had asserted indemnification claims against us in an aggregate amount of $38.8 million, arising from the disposition of Banner Aerospace's hardware business to AlliedSignal. We claimed that AlliedSignal owed us approximately $6.8 million. In October 2000, we reached an agreement with AlliedSignal to settle these claims and as a result of the settlement no cash changed hands.

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

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists, if any. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. Most of the general qualifying criteria for hedge accounting under SFAS 133 were derived from, and are similar to, the existing qualifying criteria in SFAS 80 "Accounting for Futures Contracts." SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 to defer the required effective date of implementing SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. We adopted SFAS 133 on July 1, 2000 and recognized a cumulative loss of approximately $0.5 million.

  CONSOLIDATING FINANCIAL STATEMENTS

The following unaudited financial statements separately show The Fairchild Corporation and the subsidiaries of The Fairchild Corporation. These financial statements are provided to fulfill public reporting requirements, and separately present guarantors of the 10 3/4% senior subordinated notes due 2009 issued by The Fairchild Corporation (the "Parent Company"). The guarantors are composed primarily of our domestic subsidiaries, excluding Fairchild Technologies, a real estate development venture, and certain other subsidiaries.



CONSOLIDATING BALANCE SHEET

OCTOBER 1, 2000

	Parent		Non		Fairchild
	Company	Guarantors	Guarantors	Eliminations	Historical
Cash	$ 167	$ 26,311	$ 6,338	$ -	$ 32,816
Marketable securities	71	3,953	-	-	4,024
Accounts Receivable (including intercompany), less Allowances	2,127	199,009	1,694	(89,922)	112,908
Inventory, net	-	132,116	46,863	-	178,979
Prepaid and other current assets	351	31,747	7,828	44,751	84,677
Total current assets	2,716	393,136	62,723	(45,171)	413,404

Investment in Subsidiaries	868,388	-	-	(868,388)	-
Net fixed assets	479	125,597	38,765	-	164,841
Net assets held for sale	-	17,590	-	-	17,590
Investments in affiliates	945	2,380	-	-	3,325
Goodwill	16,325	382,690	33,969	(2,660)	430,324
Deferred loan costs	12,957	22	1,299	-	14,278
Prepaid pension assets	-	64,510	-	-	64,510
Real estate investment	-	-	113,578	-	113,578
Long-term investments	355	9,404	-	(488)	9,271
Other assets	17,562	(13,453)	1,840	(1)	5,948
Total assets	$ 919,727	$ 981,876	$ 252,174	$ (916,708)	$ 1,237,069

Bank notes payable & current maturities of debt	$ 2,250	$ 1,791	$ 22,922	$ -	$ 26,963
Accounts payable (including intercompany)	221	539,434	67,615	(556,432)	50,838
Other accrued expenses	(27,580)	65,789	33,614	39,411	111,234
Total current liabilities	(25,109)	607,014	124,151	(517,021)	189,035

Long-term debt, less current maturities	431,773	8,066	34,168	-	474,007
Other long-term liabilities	405	19,607	5,580	-	25,592
Noncurrent income taxes	121,073	(664)	179	(6,335)	114,253
Retiree health care liabilities	-	38,258	4,339	-	42,597
Total liabilities	528,142	672,281	168,417	(523,356)	845,484

Class A common stock	3,029	-	53	(53)	3,029
Class B common stock	262	-	-	-	262
Notes due from stockholders	(520)	(1,347)	-	-	(1,867)
Paid-in-capital	209,105	372,455	160,416	(509,482)	232,494
Retained earnings	255,815	(52,192)	(63,991)	116,183	255,815
Cumulative other comprehensive income	(46)	(8,836)	(12,721)	-	(21,603)
Treasury stock, at cost	(76,060)	(485)	-	-	(76,545)
Total stockholders' equity	391,585	309,595	83,757	(393,352)	391,585
Total liabilities & stockholders' equity	$ 919,727	$ 981,876	$ 252,174	$ (916,708)	$ 1,237,069





CONSOLIDATING STATEMENTS OF EARNINGS

FOR THE THREE MONTHS ENDED OCTOBER 1, 2000

	Parent		Non		Fairchild
	Company	Guarantors	Guarantors	Eliminations	Historical
Net Sales	$ -	$ 116,058	$ 34,146	$ (1,837)	$ 148,367

Costs and expenses:
Cost of sales	-	90,824	24,604	(1,837)	113,591
Selling, general & administrative	1,362	22,250	3,734	-	27,346
Amortization of goodwill	202	2,683	249	-	3,134
	1,564	115,757	28,587	(1,837)	144,071
Operating income (loss)	(1,564)	301	5,559	-	4,296

Net interest expense (including intercompany)	(1,989)	12,387	2,531	-	12,929
Investment (income) loss, net	-	380	-	-	380
Earnings (loss) before taxes	425	(12,466)	3,028	-	(9,013)
Income tax (provision) benefit	(169)	4,944	(1,201)		3,574
Equity in earnings of affiliates and subsidiaries	(5,701)	(6)	-	5,701	(6)
Earnings (loss) from continuing operations	(5,445)	(7,528)	1,827	5,701	(5,445)
Cumulative Effect in Change in Accounting	(528)	-	-	-	(528)
Net earnings (loss)	$ (5,973)	$ (7,528)	$ 1,827	$ 5,701	$ (5,973)





CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 1, 2000

	Parent		Non		Fairchild
	Company	Guarantors	Guarantors	Eliminations	Historical
Cash Flows from Operating Activities:
Net earnings (loss)	$ (5,973)	$ (7,528)	$ 1,827	$ 5,701	$ (5,973)
Depreciation & amortization	232	8,124	2,594	-	10,950
Accretion of discount on long-term liabilities	-	205	-	-	205
Amortization of deferred loan fees	343	2	111	-	456
Undistributed (distributed) earnings of affiliates	-	9	-	-	9
Change in assets and liabilities	(15,716)	(920)	(8,415)	(5,701)	(30,752)
Net cash (used for) provided by operating activities	(21,114)	(108)	(3,883)	-	(25,105)

Cash Flows from Investing Activities:
Purchase of PP&E	(30)	(3,034)	(797)	-	(3,861)
Proceeds receive from investment securities, net	-	4,759	-	-	4,759
Change in real estate investment	-	-	(1,601)	-	(1,601)
Change in net assets held for sale	-	2,211	-	-	2,211
Net cash (used for) provided by investing activities	(30)	3,936	(2,398)	-	1,508

Cash Flows from Financing Activities:
Proceeds from issuance of debt	21,082	14	2,357	-	23,453
Debt repayments, net	-	(594)	(2,014)	-	(2,608)
Issuance of Class A common stock	194	-	-	-	194
Net cash (used for) provided by financing activities	21,276	(580)	343	-	21,039
Effect of exchange rate changes on cash	-	-	(416)	-	(416)
Net change in cash	132	3,248	(6,354)	-	(2,974)
Cash, beginning of the year	35	23,063	12,692	-	35,790
Cash, end of the year	$ 167	$ 26,311	$ 6,338	$ -	$ 32,816





CONSOLIDATING BALANCE SHEET

JUNE 30, 2000

	Parent		Non		Fairchild
	Company	Guarantors	Guarantors	Eliminations	Historical
Cash	$ 35	$ 23,063	$ 12,692	$ -	$ 35,790
Short-term investments	71	8,983	-	-	9,054
Accounts Receivable (including intercompany), less allowances	2,079	82,054	43,097	-	127,230
Inventory, net	-	130,634	49,225	-	179,859
Prepaid and other current assets	141	67,624	6,466	-	74,231
Total current assets	2,326	312,358	111,480	-	426,164

Investment in Subsidiaries	869,958	-	-	(869,958)	-
Net fixed assets	493	131,029	42,615	-	174,137
Net assets held for sale	-	20,112	-	-	20,112
Investments and advances in affiliates	945	2,293	-	-	3,238
Goodwill	16,528	385,156	34,758	-	436,442
Deferred loan costs	13,284	24	1,406	-	14,714
Prepaid pension assets	-	64,418	-	-	64,418
Real estate investment	-	-	112,572	-	112,572
Long-term investments	355	9,729	-	-	10,084
Other assets	17,592	(13,418)	1,365	-	5,539
Total assets	$ 921,481	$ 911,701	$ 304,196	$ (869,958)	$ 1,267,420

Bank notes payable & current maturities of debt	$ 2,250	$ 2,194	$ 24,150	$ -	$ 28,594
Accounts payable (including intercompany)	2,954	46,105	13,435	-	62,494
Other accrued expenses	(42,778)	129,106	36,113	-	122,441
Net current liabilities of discontinued operations	-	-	-	-	-
Total current liabilities	(37,574)	177,405	73,698	-	213,529

Long-term debt, less current maturities	410,691	8,242	34,786	-	453,719
Other long-term liabilities	405	19,839	6,474	-	26,718
Noncurrent income taxes	145,847	(17,525)	193	-	128,515
Retiree health care liabilities	-	38,196	4,607	-	42,803
Minority interest in subsidiaries	-	-	23	-	23
Total liabilities	519,369	226,157	119,781	-	865,307

Class A common stock	3,008	-	2,090	(2,090)	3,008
Class B common stock	262	-	-	-	262
Notes due from stockholders	(520)	(1,347)	-	-	(1,867)
Paid-in-capital	5,158	226,032	249,301	(249,301)	231,190
Retained earnings	469,270	469,183	(58,098)	(618,567)	261,788
Cumulative other comprehensive income	(46)	(7,838)	(8,878)	-	(16,762)
Treasury stock, at cost	(75,020)	(486)	-	-	(75,506)
Total stockholders' equity	402,112	685,544	184,415	(869,958)	402,113
Total liabilities & stockholders' equity	$ 921,481	$ 911,701	$ 304,196	$ (869,958)	$ 1,267,420





CONSOLIDATING STATEMENTS OF EARNINGS

FOR THE THREE MONTHS ENDED OCTOBER 3, 1999

	Parent		Non		Fairchild
	Company	Guarantors	Guarantors	Eliminations	Historical
Net Sales	$ -	$ 123,893	$ 41,645	$ (1,029)	$ 164,509

Costs and expenses:
Cost of sales	-	91,623	30,768	(1,029)	121,362
Selling, general & administrative	1,008	20,357	5,635	-	27,000
Restructuring	-	3,017	-	-	3,017
Amortization of goodwill	128	2,680	288	-	3,096
	1,136	117,677	36,691	(1,029)	154,475

Operating income (loss)	(1,136)	6,216	4,954	-	10,034

Net interest expense	12,425	(2,569)	1,618	-	11,474
Investment (income) loss, net	-	(880)	-	-	(880)
Intercompany dividends	-	-	117	(117)	-
Nonreucrring income	-	-	(28,003)	-	(28,003)
Earnings (loss) before taxes	(13,561)	9,665	31,222	117	27,443
Income tax (provision) benefit	(8,853)	(117)	(162)	-	(9,132)
Equity in earnings of affiliates and subsidiaries	40,524	(201)	-	(40,524)	(201)
Earnings (loss) from continuing operations	18,110	9,347	31,060	(40,407)	18,110
Earnings (loss) from disposal of
discontinued operations	-	(206)	206	-	-
Net earnings (loss)	$ 18,110	$ 9,141	$ 31,266	$ (40,407)	$ 18,110





CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 3, 1999

	Parent		Non		Fairchild
	Company	Guarantors	Guarantors	Eliminations	Historical
Cash Flows from Operating Activities:
Net earnings (loss)	$ 18,110	$ 9,141	$ 31,266	$ (40,407)	$ 18,110
Depreciation & amortization	137	6,980	2,851	-	9,968
Amortization of deferred loan fees	413	-	-	-	413
Accretion of discount on long-term liabilities	897	-	-	-	897
Net loss on divestiture of subsidiary	-	-	(28,003)	-	(28,003)
(Gain) loss on sale of investments	-	1,009	-	-	1,009
(Gain) loss on sale of PP&E	-	70	20	-	90
Undistributed (distributed) earnings of affiliates	-	310	-	-	310
Change in assets and liabilities	(4,638)	(48,704)	(434)	40,613	(13,163)
Non-cash charges and working capital changes
of discontinued operations	-	-	(10,930)	-	(10,930)
Net cash (used for) provided by operating activities	14,919	(31,194)	(5,230)	206	(21,299)

Cash Flows from Investing Activities:
Proceeds received from (used for)
Investment securities, net	-	(1,486)	-	-	(1,486)
Purchase of PP&E	(5)	(9,388)	(2,486)	-	(11,879)
Equity investment in affiliates	-	(2,447)	-	-	(2,447)
Gross proceeds from divestiture of subsidiary	-	-	48,009	-	48,009
Change in real estate investment	-	-	(5,329)	-	(5,329)
Change in net assets held for sale	-	1,346	-	-	1,346
Investing activities of discontinued operations	-	-	7,100	-	7,100
Net cash (used for) provided by investing activities	(5)	(11,975)	47,294	-	35,314

Cash Flows from Financing Activities:
Proceeds from issuance of debt	14,500	110,459	1,732	-	126,691
Debt repayment and repurchase of debentures
(including intercompany), net	(29,457)	(66,240)	(46,582)	-	(142,279)
Issuance of Class A common stock	90	-	-	-	90
Purchase of treasury stock	-	(624)	-	-	(624)
Net cash (used for) provided by financing activities	(14,867)	43,595	(44,850)	-	(16,122)
Effect of exchange rate changes on cash	-	40	397	-	437
Net change in cash	47	466	(2,389)	206	(1,670)
Cash, beginning of the year	27	41,793	13,040	-	54,860
Cash, end of the year	$ 74	$ 42,259	$ 10,651	$ 206	$ 53,190



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware, under the name of Banner Industries, Inc. On November 15, 1990, we changed our name from Banner Industries, Inc. to The Fairchild Corporation. We own 100% of RHI Holdings, Inc. and Banner Aerospace, Inc. RHI is the owner of 100% of Fairchild Holding Corp. Our principal operations are conducted through Fairchild Holdings and Banner Aerospace.

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

CAUTIONARY STATEMENT

Certain statements in this financial discussion and analysis by management contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as ''anticipate,'' ''believe,'' ''could,'' ''estimate,'' ''expect,'' ''intend,'' ''may,'' ''plan,'' ''predict,'' ''project,'' ''will'' and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this Quarterly Report on Form 10-Q. These risks include: product demand; our dependence on the aerospace industry; reliance on Boeing and European Aeronautic Defense and Space Company; customer satisfaction and quality issues; labor disputes; competition, including recent intense price competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; and the impact of any economic downturns and inflation.

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

RESULTS OF OPERATIONS

Business Transactions

The following summarizes certain business combinations and transactions that significantly affect the comparability of the period to period results presented in this Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

On September 3, 1999, we completed the disposal of our Camloc Gas Springs division to a subsidiary of Arvin Industries Inc. for approximately $2.7 million. In addition, we received $2.4 million from Arvin Industries for a covenant not to compete. We recognized a $2.3 million nonrecurring pre-tax gain from this disposition.

On July 29, 1999, we sold our 31.9% interest in Nacanco Paketleme to American National Can Group, Inc. for approximately $48.2 million. In the three months ended October 3, 1999, we recognized a $25.7 million nonrecurring gain from this divestiture. We used the net proceeds from the disposition to reduce our indebtedness. We also agreed to provide consulting services over a three-year period, at an annual fee of approximately $1.5 million.

Consolidated Results

We currently report in two principal business segments: aerospace fasteners and aerospace distribution. The results of Camloc Gas Springs division, prior to its disposition, were included in the Corporate and Other classification. The following table provides the historical sales and operating income of our operations for the three months ended October 1, 2000 and October 3, 1999, respectively. The following table also illustrates sales and operating income of our operations by segment, on an unaudited pro forma basis, for the three months ended October 3, 1999, as if we had operated in a consistent manner in each of the reported periods. The pro forma results represent the impact of our disposition of Dallas Aerospace in December 1999, as if this transaction had occurred at the beginning of the three-month period ended October 3, 1999. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if the transaction had been in effect since the beginning of fiscal 2000, nor is it necessarily indicative of our future results.



(In thousands)		Pro Forma
	Actual Segment Results	Segment Results
	Three Months Ended	Three Months Ended
	10/1/2000	10/3/1999	10/3/1999
Sales by Segment:
Aerospace Fasteners	$ 125,446	$ 134,420	$ 134,420
Aerospace Distribution	22,921	29,350	18,206
Corporate and Other	-	739	739
TOTAL SALES	$ 148,367	$ 164,509	$ 153,365
Operating Results by Segment:
Aerospace Fasteners (a)	$ 6,999	$ 8,875	$ 8,875
Aerospace Distribution	1,287	2,257	1,352
Corporate and Other	(3,990)	(1,098)	(1,098)
OPERATING INCOME	$ 4,296	$ 10,034	$ 9,129

(a) - Includes restructuring charges of $3.0 million in the three months ended October 3, 1999, respectively.



Net sales of $148.4 million in the first quarter of fiscal 2001 decreased by $16.1 million, or 9.8%, compared to sales of $164.5 million in the first quarter of fiscal 2000. The results for the three months ended October 3, 1999, included $11.8 million of revenue from Dallas Aerospace and Camloc Gas Springs division prior to their dispositions. Additionally, the first quarter of fiscal 2001 sales were adversely affected by approximately $6.5 million due to the foreign currency impact on our European operations. On a pro forma basis and excluding the period-to-period foreign currency effect, net sales increased by $2.2 million for the three months ended October 1, 2000, compared to the three months ended October 3, 1999.

Gross margin as a percentage of sales was 23.4% and 26.2% for the first three months of fiscal 2001 and fiscal 2000, respectively. The reduced margins in the fiscal 2001 period are attributable to lower prices and a change in product mix.

Selling, general & administrative expense as a percentage of sales was 20.1% and 19.3% in the first three months of fiscal 2001 and 2000, respectively. The increase is due primarily to $0.9 million of higher operating costs of our Farmingdale shopping center as a result of increased rental income.

Other income decreased $2.4 million in the first three months of fiscal 2001, compared to the first three months of fiscal 2000. The decrease is due primarily to $3.1 million of income recognized from the disposition of non-core property during the three months ended October 3, 1999 and a $0.3 million loss recognized from the disposition of non-core property during the three months ended October 1, 2000, offset partially by a $1.3 million increase in rental income on our Farmingdale shopping center.

In the three months ended October 3, 1999, we recorded $3.0 million of restructuring charges as a result of the continued integration of Kaynar Technologies, acquired in April 1999, into our aerospace fasteners segment. All of the charges recorded were a direct result of product integration costs incurred as of October 3, 1999. These costs were classified as restructuring and were the direct result of formal plans to close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. Our integration process was completed by June 30, 2000.

Operating income for the first quarter ended October 1, 2000 decreased by $5.7 million as compared to the first quarter of the prior year. The results for the three months ended October 3, 1999, included $0.9 million of operating income from Dallas Aerospace, prior to its disposition and $3.1 million of income recognized from the disposition of non-core property, offset partially by restructuring charges of $3.0 million. Operating income for the first quarter of fiscal 2001 was adversely affected by approximately $1.0 million due to the foreign currency impact on our European operations, and by a $0.3 million loss from the disposition of non-core property.

Net interest expense increased $1.5 million in the first three months of fiscal 2001, compared to the first three months of fiscal 2000 due primarily to higher interest rates and $0.5 million of non-cash interest expense recognized on the fair market value adjustment of an interest rate hedge agreement.

We recognized investment income of $0.9 million in the first three months of fiscal 2000, and an investment loss of $0.4 million in the first three months of fiscal 2001 due primarily to recognizing realized gains on investments liquidated.

Nonrecurring pre-tax income of $28.0 million in the three months ended October 3, 1999 resulted from the disposition of our equity investment in Nacanco Paketleme and the disposition of our Camloc Gas Springs division.

An income tax benefit of $3.6 million in the first three months of fiscal 2001 represented a 39.7% effective tax rate on pre-tax losses from continuing operations. The tax benefit approximated the statutory rate.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists, if any. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. Most of the general qualifying criteria for hedge accounting under SFAS 133 were derived from, and are similar to, the existing qualifying criteria in SFAS 80 "Accounting for Futures Contracts." SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 to defer the required effective date of implementing SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. We adopted SFAS 133 on July 1, 2000 and recognized a cumulative loss of approximately $0.5 million.

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available-for-sale investment securities. For the three months ended October 1, 2000, foreign currency translation adjustments decreased by $4.1 million, and the fair market value of unrealized holding gains on investment securities we own decreased by $0.8 million.

Segment Results

Aerospace Fasteners Segment

Sales by our Aerospace Fasteners segment decreased by $9.0 million, or 6.7%, in the first quarter of fiscal 2001, as compared to the same period of fiscal 2000. Sales from our European operations were adversely affected by approximately $6.5 million in the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000, due to the foreign currency impact from the U.S. dollar strengthening against the Euro. Pricing pressures throughout the aerospace fasteners market continue to negatively affect revenues. However, our book-to-bill ratio continues to remain positive indicating an improving market place as compared to the sluggish conditions we have experienced over the past twelve months.

Operating income decreased by $1.9 million in the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000 due primarily to reduced gross margins resulting from pricing pressures, offset partially by cost reduction efforts in fiscal 2000. Operating income for the first quarter of fiscal 2001 was adversely affected by approximately $1.0 million due to the foreign currency impact on our European operations. Included in our prior quarter results are restructuring charges of $3.0 million due to the integration of Kaynar Technologies into our Aerospace Fasteners business. Operating expenses at all operations are being strictly controlled as management attempts to reduce operating costs to improve operating results in the short-term, without adversely affecting our future long-term performance.

We believe that the integration savings from the Kaynar merger and production efficiency improvements will partially offset the current weakened demand for our products. We anticipate that the overall demand for aerospace fasteners in fiscal 2001 will improve as OEMs inventory reduction programs subside and the announced increase in aircraft build rates favorably affect the demand for our products.

Aerospace Distribution Segment

Sales in our aerospace distribution segment decreased by $6.4 million, or 21.9%, in the first three months of fiscal 2001, compared to the first three months of fiscal 2000. The results for the three months ended October 3, 1999, included $11.1 million of revenue from Dallas Aerospace, prior to its disposition. On a pro forma basis, sales in our aerospace distribution segment increased by $4.7 million, or 25.9%, in the current three-month period, reflecting an overall improvement in demand for its products.

Operating income decreased by $1.0 million in the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000. The results for the three months ended October 3, 1999, included $0.9 million of operating income from Dallas Aerospace, prior to its disposition. On a pro forma basis, operating income was flat in the first three months ended October 1, 2000, compared to the first three months ended October 3, 1999 and reflected a reduction in margins due primarily to the change in product mix.

Corporate and Other

The Corporate and Other classification included the Camloc Gas Springs division, prior to its disposition, and corporate activities. The group reported a decrease in sales as a result of the disposition of the Camloc Gas Springs division in September 1999. The operating loss increased by $2.9 million in the first three months of fiscal 2001, compared to the first three months of fiscal 2000. The first quarter of fiscal 2000 included $3.1 million of income recognized from the disposition of non-core property, while the first quarter of fiscal 2001 included a $0.3 million loss recognized from the disposition of non-core property. Rental income earned at our shopping center in Farmingdale, New York increased by $1.4 million in the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Total capitalization as of October 1, 2000 and June 30, 2000 amounted to $892.6 million and $884.4 million, respectively. The changes in capitalization included an $18.7 million increase in debt reflecting cash used to support our operations, offset partially by a $5.4 million decrease in equity in the three months ended October 1, 2000 due primarily to our reported net loss and a reduction in comprehensive income.

We maintain a portfolio of investments classified primarily as available-for-sale securities, which had a fair market value of $13.3 million at October 1, 2000. The market value of these investments decreased by $0.8 million in the three months ended October 1, 2000. There is risk associated with market fluctuations inherent in stock investments, and because our portfolio is not diversified, large swings in its value may occur.

Net cash used for operating activities for the three months ended October 1, 2000 and October 3, 1999 was $25.1 million and $21.3 million, respectively. The primary use of cash for operating activities in the first three months of fiscal 2001 was a $22.9 million decrease in accounts payable and other accrued liabilities, offset partially by a $14.3 million decrease in accounts receivable. The primary use of cash for operating activities in the first quarter of fiscal 2000 was an increase in inventories of $14.1 million.

Net cash provided by investing activities for the three months ended October 1, 2000 and October 3, 1999, amounted to $1.5 million and $35.3 million, respectively. In the first three months of fiscal 2001, the primary source of cash from investing activities was $7.0 million of net proceeds received from the sale of investments and dispositions of non-core real estate, offset partially by capital expenditures of $4.2 million and investments in our Farmingdale shopping center of $1.0 million. In the first quarter of fiscal 2000, the primary source of cash from investing activities was $48.0 million of net proceeds received from the dispositions of Nacanco and the Camloc Gas Springs division, offset partially by capital expenditures of $11.9 million.

Net cash provided by financing activities for the three months ended October 1, 2000 was $21.0 million and net cash used for financing activities for the three months ended October 3, 1999 was $16.1 million. Cash provided by financing activities in the first quarter of fiscal 2001, included $20.8 million of net proceeds from the issuance of additional debt. Cash used for financing activities in the first quarter of fiscal 2000 included a $15.0 million net reduction in debt and the $0.6 million purchase of treasury stock.

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

We are required under the credit agreement to comply with certain financial and non-financial loan covenants, including maintaining certain interest and fixed charge coverage ratios and maintaining certain indebtedness to EBITDA ratios at the end of each fiscal quarter. Additionally, the credit agreement restricts annual capital expenditures to $40 million during the life of the facility. Except for non-guarantor assets, substantially all of our assets are pledged as collateral under the credit agreement. The credit agreement restricts the payment of dividends to our shareholders to an aggregate of the lesser of $0.01 per share or $0.4 million over the life of the agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant can result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. At October 1, 2000, we were in full compliance with all the covenants under the credit agreement.

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




(In thousands)
Expected Fiscal Year Maturity Date	2003	2008 (a)
Interest Rate Hedges:
Variable to Fixed	$30,750	$100,000
Average cap rate	11.625%	6.49%
Average floor rate	N/A	6.24%
Weighted average rate	10.39%	6.81%
Fair Market Value	$183	$(1,282)

  - On February 17, 2003, the bank with which we entered into the interest rate swap agreement will have a one-time option to elect to cancel this agreement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required to be disclosed under this Item is set forth in Footnote 6 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report.

Item 2. Changes in Securities and Use of Proceeds

Our stock option deferral plan allows officers and directors who are accredited investors to defer the gain upon exercise of stock options by receiving deferred compensation units instead of shares of stock. The deferred compensation units may be deemed securities issued by us. The shares issued to an officer or director upon expiration of the deferral period (in exchange for deferred compensation units) have been registered pursuant to a form S-8 registration statement. Under our stock option deferral plan, an aggregate of 132,394 deferred compensation units were issued in September 2000 to the following officers: M. Alcox (12,220 deferred compensation units); J. Flynn (7,102 deferred compensation units); N. Hercot (6,641 deferred compensation units); D. Miller (5,586 deferred compensation units); and J. Steiner (100,845 deferred compensation units).

In 1996, for services rendered as a consultant, we issued to Nicolas Schlumberger a warrant to purchase 25,000 shares of Class A common stock at $9 per share. The expiration date for the warrant was November 8, 2000. On September 19, 2000 the Board approved an extension to November 8, 2001, of the expiration date of the warrant, and increased to $9.34 per share the exercise price.

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

Item 6. Exhibits and Reports on Form 8-K

  Exhibits:

  *27 Financial Data Schedules.

  * - Filed herewith

  Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended October 1, 2000 for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.

For THE FAIRCHILD CORPORATION

(Registrant) and as its Chief

Financial Officer:

By: /s/ MICHAEL T. ALCOX

Michael T. Alcox

Senior Vice President and

Chief Financial Officer

Date: November 14, 2000