Form 10-Q
period 2000-12-31
FAIRCHILD CORP
filed 2001-02-12
CIK 9779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2000

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

Outstanding at

Title of Class December 31, 2000

Class A Common Stock, $0.10 Par Value 22,512,688

Class B Common Stock, $0.10 Par Value 2,621,652

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets as of December 31, 2000 (Unaudited)

and June 30, 2000 . 3

Consolidated Statements of Earnings (Unaudited) for the Three and Six

Months ended December 31, 2000 and January 2, 2000 5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six

Months ended December 31, 2000 and January 2, 2000?????????????????? 7

Notes to Condensed Consolidated Financial Statements (Unaudited) 8

Item 2. Management's Discussion and Analysis of Results of Operations and

Financial Condition 18

Item 3. Quantitative and Qualitative Disclosure About Market Risk 25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings 26

Item 2. Changes in Securities and Use of Proceeds????????????????????????????. 26

Item 4. Submission of Matters to a Vote of Security Holders????????????????????. 26

Item 5. Other Information????????????????????????????????????????????????. 27

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2000 (Unaudited) and June 30, 2000

(In thousands)


ASSETS
	December 31,	June 30,
	2000	2000
CURRENT ASSETS:		(*)
Cash and cash equivalents, $500 and $14,287 restricted	$ 16,603	$ 35,790
Short-term investments	11,097	9,054
Accounts receivable-trade, less allowances of $6,685 and $9,598	110,890	127,230
Inventories:
Finished goods	148,000	138,330
Work-in-process	31,727	30,523
Raw materials	12,731	11,006
	192,458	179,859
Prepaid expenses and other current assets	85,657	74,231
Total Current Assets	416,705	426,164

Property, plant and equipment, net of accumulated
depreciation of $149,598 and $142,938	162,701	174,137
Net assets held for sale	17,726	20,112
Cost in excess of net assets acquired (Goodwill), less
accumulated amortization of $59,085 and $52,826	427,105	436,442
Investments and advances, affiliated companies	3,627	3,238
Prepaid pension assets	64,471	64,418
Deferred loan costs	13,836	14,714
Real estate investment	112,115	112,572
Long-term investments	8,867	10,084
Other assets	5,816	5,539
TOTAL ASSETS	$ 1,232,969	$ 1,267,420

*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2000 (Unaudited) and June 30, 2000

(In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY
	December 31,	June 30,
	2000	2000
CURRENT LIABILITIES:		(*)
Bank notes payable and current maturities of long-term debt	$ 27,881	$ 28,594
Accounts payable	50,995	62,494
Accrued liabilities:
Salaries, wages and commissions	31,498	38,065
Employee benefit plan costs	5,970	5,608
Insurance	11,694	12,237
Interest	6,373	6,408
Other accrued liabilities	42,466	60,123
	98,001	122,441
Total Current Liabilities	176,877	213,529

LONG-TERM LIABILITES:
Long-term debt, less current maturities	482,130	453,719
Other long-term liabilities	24,795	26,741
Retiree health care liabilities	43,761	42,803
Noncurrent income taxes	115,845	128,515
TOTAL LIABILITIES	843,408	865,307

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; authorized
40,000 shares, 30,320 (30,079 in June) shares issued and
22,513 (22,430 in June) shares outstanding	3,032	3,008
Class B common stock, $0.10 par value; authorized 20,000
shares, 2,622 shares issued and outstanding	262	262
Paid-in capital	232,774	231,190
Treasury stock, at cost, 7,807 (7,649 in June) shares of Class A common stock	(76,563)	(75,506)
Retained earnings	249,176	261,788
Notes due from stockholders	(1,861)	(1,867)
Cumulative other comprehensive income	(17,259)	(16,762)
TOTAL STOCKHOLDERS' EQUITY	389,561	402,113
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,232,969	$ 1,267,420

*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS (Unaudited)

For The Three (3) And Six (6) Months Ended December 31, 2000 and January 2, 2000


(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	12/31/00	1/2/00	12/31/00	1/2/00
REVENUE:
Net sales	$ 148,100	$ 152,244	$ 296,467	$ 316,753
Other income, net	3,860	2,782	6,376	7,610
	151,960	155,026	302,843	324,363
COSTS AND EXPENSES:
Cost of goods sold	109,045	114,372	222,636	235,734
Selling, general & administrative	34,464	35,377	64,326	67,205
Amortization of goodwill	3,125	3,012	6,259	6,108
Restructuring	-	3,040	-	6,057
	146,634	155,801	293,221	315,104
OPERATING INCOME	5,326	(775)	9,622	9,259
Interest expense	14,315	12,119	27,298	24,328
Interest income	(244)	(822)	(768)	(1,557)
Decrease in fair market value of interest rate derivatives	3,075	-	3,545	-
Net interest expense	17,146	11,297	30,075	22,771
Investment income	1,004	1,998	624	2,878
Nonrecurring gain	-	-	-	28,003
Earnings (loss) from continuing operations before taxes	(10,816)	(10,074)	(19,829)	17,369
Income tax benefit (provision)	3,990	3,866	7,564	(5,266)
Equity in earnings (loss) of affiliates, net	187	(872)	181	(1,073)
Earnings (loss) from continuing operations	(6,639)	(7,080)	(12,084)	11,030
Cumulative effect of change in accounting for derivatives	-	-	(528)	-
NET EARNINGS (LOSS)	$ (6,639)	$ (7,080)	$ (12,612)	$ 11,030
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,510	(1,434)	(2,570)	(3,082)
Unrealized holding gain on securities arising during the period	2,834	6,845	2,073	1,839
Other comprehensive loss	4,344	5,411	(497)	(1,243)
COMPREHENSIVE INCOME (LOSS)	$ (2,295)	$ (1,669)	$ (13,109)	$ 9,787

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS (Unaudited)

For The Three (3) And Six (6) Months Ended December 31, 2000 and January 2, 2000


(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	12/31/00	1/2/00	12/31/00	1/2/00
BASIC AND DILUTED EARNINGS PER SHARE:
Earnings (loss) from continuing operations	$ (0.26)	$ (0.28)	$ (0.48)	$ 0.44
Cumulative effect of change in accounting for derivatives	-	-	(0.02)
NET EARNINGS (LOSS)	$ (0.26)	$ (0.28)	$ (0.50)	$ 0.44
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$ 0.06	$ (0.06)	$ (0.10)	$ (0.12)
Unrealized holding gain on securities arising during the period	0.11	0.28	0.08	0.07
Other comprehensive loss	0.17	0.22	(0.02)	(0.05)
COMPREHENSIVE INCOME (LOSS)	$ (0.09)	$ (0.06)	$ (0.52)	$ 0.39

Weighted average shares outstanding:
Basic	25,101	24,889	25,068	24,882
Diluted	25,101	24,889	25,068	24,977

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For The Six (6) Months Ended December 31, 2000 and January 2, 2000


(In thousands)

	For the Six Months Ended
	12/31/00	1/2/00
Cash flows from operating activities:
Net earnings (loss)	$ (12,612)	$ 11,030
Depreciation and amortization	21,975	19,738
Accretion of discount on long-term liabilities	689	1,923
Amortization of deferred loan fees	917	577
Unrealized holding (gain) loss on derivatives	4,356	-
Net gain on divestiture of investment in affiliate	-	(25,747)
Net gain on divestiture of subsidiary	-	(2,256)
Gain on sale of investments	(1,066)	(2,851)
Distributed (undistributed) earnings of affiliates, net	(181)	1,651
Change in assets and liabilities	(55,310)	(50,810)
Non-cash charges and working capital changes of discontinued operations	-	(12,049)
Net cash used for operating activities	(41,232)	(58,794)
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,343)	(16,575)
Net proceeds received from (used for) investment securities	4,040	1,351
Net proceeds received from divestiture of investment in affiliate	-	43,103
Net proceeds received from divestiture of subsidiaries	-	61,906
Real estate investment	(1,705)	(11,087)
Equity investment in affiliates	(285)	(2,441)
Proceeds received from net assets held for sale	2,081	4,419
Other, net	132	-
Investing activities of discontinued operations	-	7,100
Net cash provided by (used for) investing activities	(4,080)	87,776
Cash flows from financing activities:
Proceeds from issuance of debt	31,269	161,846
Debt repayments	(6,770)	(161,178)
Issuance of Class A common stock	551	168
Purchase of treasury stock	-	(622)
Net loans to stockholders'	6	-
Net cash provided by financing activities	25,056	214
Effect of exchange rate changes on cash	1,069	(244)
Net change in cash and cash equivalents	(19,187)	28,952
Cash and cash equivalents, beginning of the year	35,790	54,860
Cash and cash equivalents, end of the period	$ 16,603	$ 83,812

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

  FINANCIAL STATEMENTS

  The consolidated balance sheet as of December 31, 2000, and the consolidated statements of earnings and cash flows for the six months ended December 31, 2000 and January 2, 2000 have been prepared by us, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000, and for all periods presented, have been made. The balance sheet at June 30, 2000 was condensed from the audited financial statements as of that date.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our June 30, 2000 Annual Report on Form 10-K. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

  PRO FORMA FINANCIAL STATEMENTS

  The unaudited pro forma consolidated statement of earnings for the three and six months ended January 2, 2000 have been prepared to give effect to the dispositions of Dallas Aerospace (December 1999), Camoloc Gas Springs (September 1999) and the investment in Nacanco (July 1999), as if these transactions had occurred on July 1, 1999. The unaudited pro forma information is not intended to be indicative of future results of our operations or results that might have been achieved if these transactions had been in effect since July 1, 1999.



	Three Months	Six Months
	Ended	Ended
	1/2/00	1/2/00
Net sales	$ 141,694	$ 294,320
Gross profit	36,099	76,693
Net loss	(7,825)	(8,515)
Net loss, per basic and diluted share	$ (0.32)	$ (0.34)



  EQUITY SECURITIES

  We had 22,512,688 shares of Class A common stock and 2,621,652 shares of Class B common stock outstanding at December 31, 2000. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. For the six months ended December 31, 2000, 82,966 shares of Class A common stock were issued as a result of the exercise of stock options.

  During the six months ended December 31, 2000, we issued 132,394 deferred compensation units pursuant to our stock option deferral plan, as a result of the exercise of 291,050 stock options. Each deferred compensation unit is represented by one share of our treasury stock and is convertible into one share of our Class A common stock after a specified period of time.

  RESTRICTED CASH

  On December 31, 2000 and June 30, 2000, we had restricted cash of $500 and $14,287, respectively, all of which is maintained as collateral for certain debt facilities and escrow arrangements.

  EARNINGS PER SHARE

  The following table illustrates the computation of basic and diluted earnings per share:



	Three Months Ended		Six Months Ended
	12/31/00	1/2/00	12/31/00	1/2/00
Basic earnings per share:
Earnings from continuing operations	$ (6,639)	$ (7,080)	$ (12,612)	$ 11,030
Common shares outstanding	25,101	24,889	25,068	24,882
Basic earnings from continuing operations per share	$ (0.26)	$ (0.28)	$ (0.50)	$ 0.44

Diluted earnings per share:
Earnings from continuing operations	$ (6,639)	$ (7,080)	$ (12,612)	$ 11,030
Common shares outstanding	25,133	24,889	25,101	24,882
Options	antidilutive	antidilutive	antidilutive	2
Warrants	antidilutive	antidilutive	antidilutive	93
Total shares outstanding	25,133	24,889	25,101	24,977
Diluted earnings from continuing operations per share	$ (0.26)	$ (0.28)	$ (0.50)	$ 0.44



  Stock options entitled to purchase 1,855,960 shares of Class A common stock were antidilutive and not included in the diluted earnings per share calculation for the six months ended January 2, 2000. Stock options entitled to purchase 2,197,055, 2,251,014 and 2,750,203 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and six months ended December 31, 2000, and the three months ended January 2, 2000, respectively. Stock warrants entitled to purchase 504,396, 577,989 and 9000,000 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and six months ended December 31, 2000, and the three months ended January 2, 2000, respectively. These shares could be dilutive in subsequent periods.

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

  As of December 31, 2000, the consolidated total of our recorded liabilities for environmental matters was approximately $12.6 million, which represented the estimated probable exposure for these matters. It is reasonably possible that our total exposure for these matters could be approximately $19.7 million.

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

  SEGMENT INFORMATION

  We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. Since our last annual report, we are now reporting the results of the real estate operations as a separate segment. Previously, the results for our real estate operations were included within the corporate and other classification. The following table provides the historical results of our operations for the three and six months ended December 31, 2000 and January 2, 2000, respectively.



	Three Months Ended		Six Months Ended
	12/31/00	1/2/00	12/31/00	1/2/00
Sales by Segment:
Aerospace Fasteners Segment	$ 128,010	$ 124,143	$ 253,456	$ 258,563
Aerospace Distribution Segment	20,090	28,101	43,011	57,451
Corporate and Other Segment	-	-	-	739
TOTAL SALES	$ 148,100	$ 152,244	$ 296,467	$ 316,753
Operating Results by Segment:
Aerospace Fasteners Segment (a)	$ 9,853	$ 2,915	$ 16,852	$ 11,790
Aerospace Distribution Segment	712	2,082	1,699	4,339
Real Estate Segment (b)	(481)	333	83	434
Corporate and Other Segment	(4,758)	(6,105)	(9,012)	(7,304)
TOTAL OPERATING INCOME	$ 5,326	$ (775)	$ 9,622	$ 9,259
Earnings (loss) from continuing operations before taxes:
Aerospace Fasteners Segment (a)	$ 9,264	$ 2,599	$ 15,703	$ 10,723
Aerospace Distribution Segment	(67)	4,574	1,661	4,340
Real Estate Segment (b)	(1,339)	333	(1,604)	434
Corporate and Other Segment	(18,674)	(17,580)	(35,589)	1,872
Total earnings (loss) from continuing operations before taxes:	$ (10,816)	$ (10,074)	$ (19,829)	$ 17,369

Total Assets:	12/31/00	6/30/00
Aerospace Fasteners Segment	$ 623,226	$ 632,152
Aerospace Distribution Segment	49,662	90,918
Real Estate Segment	115,671	120,092
Corporate and Other Segment	444,410	424,258
TOTAL ASSETS	$ 1,232,969	$ 1,267,420

  (a) - Includes restructuring charges of $3.0 million and $6.1 million in the three and six months ended January 2, 2000, respectively.

  (b) - Includes rental revenue of $1.9 million and $0.4 million for the three months ended December 31, 2000 and January 2, 2000, respectively, and $3.5 million and $0.8 million for the six months ended December 31, 2000 and January 2, 2000, respectively.



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

  In accordance with SFAS 133, we have recognized a non-cash pre-tax loss of $3.1 million and $3.5 million in the second quarter and first six months of fiscal 2001, respectively, as a result of the fair market value adjustment for our interest rate hedge agreements. In fiscal 1998 we entered into a series of interest rate hedge agreements to reduce our exposure to increases in interest rates on variable rate debt. The ten-year hedge agreements provide us with interest rate protection on $100 million of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. On February 17, 2003, the bank will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008.

  The fair market value adjustment of these agreements will generally fluctuate based on interest rates. As interest rate decrease, the fair market value of the interest hedge contract will increase and we will record an additional charge. As interest rates increase, the fair market value of the interest hedge contract will decrease, and we will record income.

  CONSOLIDATING FINANCIAL STATEMENTS

The following unaudited consolidating financial statements separately show The Fairchild Corporation and the subsidiaries of The Fairchild Corporation. These financial statements are provided to fulfill public reporting requirements, and separately present guarantors of the 10 3/4% senior subordinated notes due 2009 issued by The Fairchild Corporation. The parent company provides the results of The Fairchild Corporation on an unconsolidated basis. The guarantors are composed primarily of our domestic subsidiaries, excluding Fairchild Technologies, a real estate development venture, and certain other subsidiaries.



CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2000

	Parent		Non		Fairchild
	Company	Guarantors	Guarantors	Eliminations	Historical
Cash	$ 204	$ 9,090	$ 7,309	$ -	$ 16,603
Marketable securities	71	3,100	7,926	-	11,097
Accounts Receivable (including intercompany), less Allowances	1,696	333,712	4,925	(229,443)	110,890
Inventory, net	-	142,280	50,178	-	192,458
Prepaid and other current assets	385	28,272	8,443	48,557	85,657
Total current assets	2,356	516,454	78,781	(180,886)	416,705

Investment in Subsidiaries	889,079	-	-	(889,079)	-
Net fixed assets	458	122,326	39,917	-	162,701
Net assets held for sale	-	17,726	-	-	17,726
Investments in affiliates	945	2,682	-	-	3,627
Goodwill	16,124	383,232	30,758	(3,009)	427,105
Deferred loan costs	12,626	22	1,188	-	13,836
Prepaid pension assets	-	64,471	-	-	64,471
Real estate investment	-	-	112,115	-	112,115
Long-term investments	415	5,504	3,436	(488)	8,867
Other assets	17,531	(13,696)	1,981	-	5,816
Total assets	$ 939,534	$1,098,721	$ 268,176	$(1,073,462)	$ 1,232,969

Bank notes payable & current maturities of debt	$ 2,250	$ 1,770	$ 23,861	$ -	$ 27,881
Accounts payable (including intercompany)	93	579,333	77,060	(605,491)	50,995
Other accrued expenses	(33,363)	58,232	33,843	39,289	98,001
Total current liabilities	(31,020)	639,335	134,764	(566,202)	176,877

Long-term debt, less current maturities	440,248	7,569	34,313	-	482,130
Other long-term liabilities	406	18,938	5,451	-	24,795
Noncurrent income taxes	121,297	(941)	1,989	(6,500)	115,845
Retiree health care liabilities	-	38,782	4,979	-	43,761
Total liabilities	530,931	703,683	181,496	(572,702)	843,408

Class A common stock	3,032	-	53	(53)	3,032
Class B common stock	262	-	-	-	262
Notes due from stockholders	(520)	(1,341)	-	-	(1,861)
Paid-in-capital	232,774	463,459	157,314	(620,773)	232,774
Retained earnings	249,176	(58,115)	(63,345)	121,460	249,176
Cumulative other comprehensive income	(46)	(8,847)	(7,342)	(1,024)	(17,259)
Treasury stock, at cost	(76,075)	(118)	-	(370)	(76,563)
Total stockholders' equity	408,603	395,038	86,680	(500,760)	389,561
Total liabilities & stockholders' equity	$ 939,534	$1,098,721	$ 268,176	$(1,073,462)	$ 1,232,969





CONSOLIDATING STATEMENTS OF EARNINGS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

	Parent		Non		Fairchild
	Company	Guarantors	Guarantors	Eliminations	Historical
Net Sales	$ -	$ 227,996	$ 72,020	$ (3,549)	$ 296,467

Cost of sales	-	175,248	50,937	(3,549)	222,636
Selling, general & administrative	3,439	45,425	9,086	-	57,950
Amortization of goodwill	404	2,128	3,727	-	6,259
	3,843	222,801	63,750	(3,549)	286,845
Operating income (loss)	(3,843)	5,195	8,270	-	9,622

Net interest expense (including intercompany)	(446)	24,900	5,621	-	30,075
Investment (income) loss, net	-	181	(805)	-	(624)
Earnings (loss) before taxes	(3,397)	(19,886)	3,454	-	(19,829)
Income tax (provision) benefit	1,668	9,898	(4,002)	-	7,564
Equity in earnings of affiliates and subsidiaries	(10,355)	180	-	10,356	181
Earnings (loss) from continuing operations	(12,084)	(9,808)	(548)	10,356	(12,084)
Cumulative Effect in Change in Accounting	(528)	-	-	-	(528)
Net earnings (loss)	$ (12,612)	$ (9,808)	$ (548)	$ 10,356	$ (12,612)





CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

	Parent		Non		Fairchild
Cash Flows from Operating Activities:	Company	Guarantors	Guarantors	Eliminations	Historical
Net earnings (loss)	$ (12,612)	$ (9,808)	$ (548)	$ 10,356	$ (12,612)
Depreciation & amortization	455	13,073	8,447	-	21,975
Accretion of discount on long-term liabilities	-	689	-	-	689
Amortization of deferred loan fees	690	1	226	-	917
Unrealized holding (gain) loss on derivatives	4,356	-	-	-	4,356
Change in assets and liabilities	(18,313)	(16,895)	(10,993)	(10,356)	(56,557)
Net cash (used for) provided by operating activities	(25,424)	(12,940)	(2,868)	-	(41,232)

Cash Flows from Investing Activities:
Purchase of PP&E	(158)	(5,908)	(2,277)	-	(8,343)
Proceeds receive from investment securities, net	-	3,755	-	-	3,755
Change in real estate investment	-	-	(1,705)	-	(1,705)
Change in net assets held for sale	-	2,081	-	-	2,081
Other changes	-	132	-	-	132
Net cash (used for) provided by investing activities	(158)	60	(3,982)	-	(4,080)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	25,200	130	5,939	-	31,269
Debt repayments, net	-	(1,229)	(5,541)	-	(6,770)
Issuance of Class A common stock	551	-	-	-	551
Loans to stockholders	-	6	-	-	6
Net cash (used for) provided by financing activities	25,751	(1,093)	398	-	25,056
Effect of exchange rate changes on cash	-	-	1,069	-	1,069
Net change in cash	169	(13,973)	(5,383)	-	(19,187)
Cash, beginning of the year	35	23,063	12,692	-	35,790
Cash, end of the year	$ 204	$ 9,090	$ 7,309	$ -	$ 16,603

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





CONSOLIDATING STATEMENTS OF EARNINGS

FOR THE SIX MONTHS ENDED JANUARY 2, 2000

CONSOLIDATING STATEMENTS OF EARNINGS
For the Six Months Ended
January 2, 2000
	Parent		Non		Fairchild
	Company	Guarantors	Guarantors	Eliminations	Historical
Net Sales	$ -	$ 234,852	$ 83,451	$ (1,550)	$ 316,753
Costs and expenses
Cost of sales	-	175,728	61,556	(1,550)	235,734
Selling, general & administrative	2,380	45,577	11,638	-	59,595
Restructuring	-	6,057	-	-	6,057
Amortization of goodwill	257	5,345	506	-	6,108
	2,637	232,707	73,700	(1,550)	307,494
Operating income (loss)	(2,637)	2,145	9,751	-	9,259

Net interest expense	24,888	(5,907)	3,790	-	22,771
Investment (income) loss, net	-	(2,878)	-	-	(2,878)
Intercompany dividends	-	-	714	(714)	-
Nonreucrring income on
disposition of subsidiary	-	-	(28,003)	-	(28,003)
Earnings (loss) before taxes	(27,525)	10,930	33,250	714	17,369
Income tax (provision) benefit	(4,644)	(120)	(502)	-	(5,266)
Equity in earnings of
affiliates and subsidiaries	43,199	(1,073)	-	(43,199)	(1,073)
Earnings (loss) from continuing operations	11,030	9,737	32,748	(42,485)	11,030
Earnings (loss) from disposal of
discontinued operations	-	-	374	(374)	-
Net earnings (loss)	$ 11,030	$ 9,737	$ 33,122	$ (42,859)	$ 11,030





CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 2, 2000

CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended
January 2, 2000
	Parent		Non		Fairchild
	Company	Guarantors	Guarantors	Eliminations	Historical
Cash Flows from Operating Activities:
Net earnings (loss)	$ 11,030	$ 9,737	$ 33,122	$ (42,859)	$ 11,030
Depreciation and amortization	349	15,175	4,214	-	19,738
Amortization of deferred loan fees	577	-	-	-	577
Accretion of discount on long-term liabilities	1,923	-	-	-	1,923
(Gain) on sale of affiliate investment and divestiture of subsidiary	-	-	(28,003)	-	(28,003)
(Gain) on sale of investments	-	(2,851)	-	-	(2,851)
Undistributed loss (earnings) of affiliates	-	1,651	-	-	1,651
Change in assets and liabilities	(15,046)	(72,871)	(5,752)	42,859	(50,810)
Non-cash charges and working capital changes
of discontinued operations	-	-	(12,049)	-	(12,049)
Net cash (used for) provided by operating activities	(1,167)	(49,159)	(8,468)	-	(58,794)

Cash Flows from Investing Activities:
Net proceeds from (used for) investments	-	1,351	-	-	1,351
Purchase of property, plant and equipment	(5)	(11,932)	(4,638)	-	(16,575)
Equity investment in affiliates	-	(2,441)	-	-	(2,441)
Net proceeds from sale of affiliate investment and divestiture of subsidiaries	-	57,000	48,009	-	105,009
Real estate investment	-	-	(11,087)	-	(11,087)
Change in net assets held for sale	-	4,419	-	-	4,419
Investing activities of discontinued operations	-	-	7,100	-	7,100
Net cash (used for) provided by investing activities	(5)	48,397	39,384	-	87,776

Cash Flows from Financing Activities:
Proceeds from issuance of debt	45,600	110,459	5,787	-	161,846
Debt repayment and repurchase of debentures
(including intercompany), net	(44,557)	(77,208)	(39,413)	-	(161,178)
Issuance of Class A common stock	168	-	-	-	168
Purchase of treasury stock	-	(622)	-	-	(622)

Net cash (used for) provided by financing activities	1,211	32,629	(33,626)	-	214
Effect of exchange rate changes on cash	-	33	(277)	-	(244)
Net change in cash and cash equivalents	39	31,900	(2,987)	-	28,952
Cash and cash equivalents, beginning of the year	27	41,793	13,040	-	54,860
Cash and cash equivalents, end of the year	$ 66	$ 73,693	$ 10,053	$ -	$ 83,812

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

Our aerospace business consists of three segments: aerospace fasteners, aerospace distribution and real estate operations. The aerospace fasteners segment manufactures and markets high performance fastening systems used in the manufacture and maintenance of commercial and military aircraft. Our aerospace distribution segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies. Our real estate operations segment owns and operates a shopping center located in Farmingdale, New York.

CAUTIONARY STATEMENT

Certain statements in this financial discussion and analysis by management contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as ''anticipate,'' ''believe,'' ''could,'' ''estimate,'' ''expect,'' ''intend,'' ''may,'' ''plan,'' ''predict,'' ''project,'' ''will'' and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this Quarterly Report on Form 10-Q. These risks include: product demand; our dependence on the aerospace industry; reliance on Boeing and European Aeronautic Defense and Space Company; customer satisfaction and quality issues; labor disputes; competition, including recent intense price competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; the cost and availability of electric power to operate our plants; and the impact of any economic downturns and inflation.

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

Consolidated Results

We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. The results of Camloc Gas Springs division, prior to its disposition, were included in the Corporate and Other classification. The following table provides the historical sales and operating income of our operations for the three and six months ended December 31, 2000 and January 2, 2000, respectively. The following table also illustrates sales and operating income of our operations by segment, on an unaudited pro forma basis, for the three and six months ended January 2, 2000, as if we had operated in a consistent manner in each of the reported periods. The pro forma results represent the impact of our dispositions of Dallas Aerospace in December 1999, and Camoloc Gas Springs in September 1999, as if these transactions had occurred at the beginning of the six-month period ended January 2, 2000. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if these transactions had been in effect since the beginning of fiscal 2000, nor is it necessarily indicative of our future results.



	Three Months Ended			Six Months Ended
	12/31/00	1/2/00	1/2/00	12/31/00	1/2/00	1/2/00
	Actual	Actual	Pro Forma	Actual	Actual	Pro Forma
Sales by Segment:
Aerospace Fasteners Segment	$ 128,010	$ 124,143	$ 124,143	$ 253,456	$ 258,563	$ 258,563
Aerospace Distribution Segment	20,090	28,101	17,551	43,011	57,451	35,757
Corporate and Other Segment	-	-	-	-	739	-
TOTAL SALES	$ 148,100	$ 152,244	$ 141,694	$ 296,467	$ 316,753	$ 294,320

Operating Results by Segment:
Aerospace Fasteners Segment (a)	$ 9,853	$ 2,915	$ 2,915	$ 16,852	$ 11,790	$ 11,790
Aerospace Distribution Segment	712	2,082	909	1,699	4,339	2,261
Real Estate Operations Segment (b)	(481)	333	333	83	434	434
Corporate and Other Segment	(4,758)	(6,105)	(6,078)	(9,012)	(7,304)	(7,290)
TOTAL OPERATING INCOME	$ 5,326	$ (775)	$ (1,921)	$ 9,622	$ 9,259	$ 7,195

(a) - Includes restructuring charges of $3.0 million and $6.1 million in the three and six months ended January 2, 2000, respectively.

(b) - Includes rental revenue of $1.9 million and $0.4 million for the three months ended December 31, 2000 and January 2, 2000, respectively, and $3.5 million and $0.8 million for the six months ended December 31, 2000 and January 2, 2000, respectively.



Net sales of $148.1 million in the second quarter of fiscal 2001 decreased by $4.1 million, or 2.7%, compared to sales of $152.2 million in the second quarter of fiscal 2000. Net sales of $296.5 million in the first six months of fiscal 2001 decreased by $20.3 million, or 6.4%, compared to sales of $316.8 million in the first six months of fiscal 2000. The results for the three and six months ended January 2, 2000, included revenue of $10.6 million and $22.4 million, respectively, from Dallas Aerospace and the Camloc Gas Springs division prior to their respective dispositions. Additionally, the second quarter and first six months of fiscal 2001 sales were adversely affected by approximately $10.7 million and $17.2 million, respectively, due to the foreign currency impact on our European operations. On a pro forma basis and excluding the period-to-period foreign currency effect, net sales increased by $17.1 million and $19.4 million for the three and six months ended December 31, 2000, respectively, as compared to the three and six months ended January 2, 2000.

Gross margin as a percentage of sales was 26.4% and 24.9% in the second quarter of fiscal 2001 and fiscal 2000 and 24.9% and 25.6% for the first six months of fiscal 2001 and fiscal 2000, respectively. The reduced margins in the fiscal 2001 six-month period are attributable to lower prices and a change in product mix.

Selling, general & administrative expense as a percentage of sales was 23.3% and 23.2% in the second quarter of fiscal 2001 and 2000, respectively, and 21.7% and 21.2% in the first six months of fiscal 2001 and 2000, respectively. The increase for the six months of fiscal 2001 is due primarily to higher operating costs of our Farmingdale shopping center as a result of increased rental income.

Other income decreased $2.4 million in the first six months of fiscal 2001, compared to the first six months of fiscal 2000. The decrease is due primarily to $3.1 million of income recognized from the disposition of non-core property during the six months ended January 2, 2000, the write-off of approximately $1.0 million of tenant improvements and a $0.7 million loss recognized from the disposition of non-core property during the six months ended December 31, 2000, offset partially by a $1.3 million increase in rental income on our Farmingdale shopping center.

In the six months ended January 2, 2000, we recorded $6.1 million of restructuring charges as a result of the continued integration of Kaynar Technologies, acquired in April 1999, into our aerospace fasteners segment. All of the charges recorded were a direct result of product integration costs incurred as of January 2, 2000. These costs were classified as restructuring and were the direct result of formal plans to close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. Our integration process was completed by June 30, 2000.

Operating income for the three and six months ended December 31, 2000 improved by $6.1 million and $0.3 million, respectively, as compared to the same periods of the prior year. The results for the six months ended January 2, 2000, included $2.1 million of operating income from Dallas Aerospace, prior to its disposition and $3.1 million of income recognized from the disposition of non-core property, offset partially by restructuring charges of $6.1 million. Operating income in the second quarter and first six months of fiscal 2001 was adversely affected by approximately $1.1 million and $2.1 million, respectively, due to the foreign currency impact on our European operations. Additionally, operating income in the current quarter and first six months of fiscal 2001 was affected by write-off of $1.0 million of tenant improvements. On a pro forma basis and excluding the period-to-period foreign currency effect, operating income increased by $7.7 million and $3.9 million for the three and six months ended December 31, 2000, respectively, as compared to the three and six months ended January 2, 2000.

Net interest expense increased $7.3 million in the first six months of fiscal 2001, compared to the first six months of fiscal 2000. Interest expense increased by $3.5 million of non-cash interest expense recognized on the fair market value adjustment of a ten-year $100 million interest rate hedge agreement in the first six months of fiscal 2001. Also, we recognized interest expense of $1.8 million in the first six months of fiscal 2001, while we capitalized $3.8 million of interest expense in the first six months of fiscal 2000 from real estate development at our shopping center in Farmingdale, New York. An increase in interest rates during the first six months of fiscal 2001 was offset by higher average debt outstanding in the first six months of fiscal 2000.

We recognized investment income of $0.6 million in the first six months of fiscal 2001, and $2.9 million in the first six months of fiscal 2000, due primarily to recognizing realized gains on investments liquidated.

Nonrecurring pre-tax income of $28.0 million in the six months ended January 2, 2000 resulted from the disposition of our equity investment in Nacanco Paketleme and the disposition of our Camloc Gas Springs division.

An income tax benefit of $7.6 million in the first six months of fiscal 2001 represented a 38.1% effective tax rate on pre-tax losses from continuing operations. The tax benefit approximated the statutory rate. An income tax provision of $5.3 million in the first six months of fiscal 2000 represented a 30.3% effective tax rate on pre-tax earnings from continuing operations. The tax provision was slightly lower than the statutory rate because of lower tax rates at some of our foreign operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists, if any. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. Most of the general qualifying criteria for hedge accounting under SFAS 133 were derived from, and are similar to, the existing qualifying criteria in SFAS 80 "Accounting for Futures Contracts." SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 to defer the required effective date of implementing SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. We adopted SFAS 133 on July 1, 2000 and recognized a cumulative loss of approximately $0.5 million. Additionally, we recognized a non-cash pre-tax loss of $3.1 million and $3.5 million in the second quarter and first six months of fiscal 2001, respectively, as a result of the fair market value adjustment for our interest rate hedge agreements. The fair market value adjustment of these agreements will generally fluctuate based on interest rates. As interest rate decrease, the fair market value of the interest hedge contract will increase and we will record an additional charge. As interest rates increase, the fair market value of the interest hedge contract will decrease, and we will record income.

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available-for-sale investment securities. For the six months ended December 31, 2000, foreign currency translation adjustments decreased by $2.6 million, and the fair market value of unrealized holding gains on investment securities we own increased by $2.1 million.

Segment Results

Aerospace Fasteners Segment

Sales in our Aerospace Fasteners segment increased by $3.9 million, or 3.1%, in the second quarter of fiscal 2001 and decreased by $5.1 million, or 2.0%, in the first six months of fiscal 2001, as compared to the same periods of fiscal 2000. Sales from our European operations were adversely affected by approximately $10.7 million in the second quarter and $17.2 million in the first six months of fiscal 2001, as compared to the same periods of the prior year, due to the foreign currency impact from the U.S. dollar strengthening against the Euro. However, our book-to-bill ratio continues to remain positive, which we believe indicates an improving market place as compared to the sluggish conditions we have experienced over the past twelve months.

Operating income increased by $6.9 million in the second quarter and $5.1 million in the first six months of fiscal 2001, compared to the same periods of fiscal 2000. The increase was due primarily to productivity improvements from cost reduction efforts completed in fiscal 2000 and restructuring charges recorded in the first six months of fiscal 2000, offset partially by reduced gross margins resulting from pricing pressures. Operating income for the second quarter and first six months of fiscal 2001 was adversely affected by approximately $1.1 million and $2.1 million, respectively, as compared to the same periods of the prior year, due to the foreign currency impact on our European operations. Included in our prior six months results are restructuring charges of $6.1 million due to the integration of Kaynar Technologies into our Aerospace Fasteners business. Operating expenses at all operations are being strictly controlled as management attempts to reduce operating costs to improve operating results in the short-term, without adversely affecting our future long-term performance.

Our Aerospace Fasteners segment has several manufacturing facilities located in California, which are affected by an electric power shortage. We are cautiously optimistic that the electric power shortage in California will be resolved without any major business interruption; however, unless current tariffs are revised or their continued implementation stayed, our manufacturing costs may be materially higher. We are pursuing both long term and short term alternatives to our current electric power purchasing commitments. We anticipate that the overall demand for aerospace fasteners in calendar 2001 will continue to improve as OEMs inventory reduction programs subside and the announced increase in aircraft build rates favorably affect the demand for our products. If the Euro to U.S. Dollar exchange rate maintains the same ratio that existed on December 31, 2000, we would expect the second six months of fiscal 2001 to experience little affects from the foreign currency fluctuations that adversely affected the results of the first six months of fiscal 2001.

Aerospace Distribution Segment

Sales in our aerospace distribution segment decreased by $8.0 million, or 28.5%, in the second quarter and $14.4 million, or 25.1%, in the first six months of fiscal 2001, compared to the fiscal 2000 periods. The prior period results included revenue of $10.6 million in the second quarter and $21.7 million in the six months ended January 2, 2000, from Dallas Aerospace, prior to its disposition. On a pro forma basis, sales in our aerospace distribution segment increased by $2.5 million, or 14.5%, in the second quarter and $7.3 million, or 20.3%, in the first six months of fiscal 2001, reflecting an overall improvement in demand for our products.

Operating income decreased by $1.4 million in the second quarter and $2.6 million in the first six months of fiscal 2001, compared to the same periods in fiscal 2000. The results for the three and six months ended January 2, 2000, included operating income from Dallas Aerospace, prior to its disposition, of $1.2 million and $2.1 million, respectively.

Real Estate Operations Segment

Our real estate operations segment owns and operates a shopping center located in Farmingdale, New York. Included in operating income was rental revenue of $1.9 million and $0.4 million for the three months ended December 31, 2000 and January 2, 2000, respectively, and $3.5 million and $0.8 million for the six months ended December 31, 2000 and January 2, 2000, respectively. Rental revenue was higher in the fiscal 2001 periods due to an increase in the amount of retail space leased to tenants. As of December 31, 2000, approximately 73% of the developed shopping center was leased.

We reported an operating loss of $0.5 million for the second quarter of fiscal 2001 and operating income of $0.1 million for the six months ended December 31, 2000, compared to operating income of $0.3 million in the second quarter and $0.4 million in the first six months of fiscal 2000. In the second quarter of fiscal 2001, we recorded a charge of $1.0 million to write-off specialized tenant improvements associated with an eviction of a non-paying tenant. The results of the periods ended December 31, 2000, were also affected by an increase in administrative and depreciation expenses as a result of the increase in rental revenue.

Corporate and Other

The Corporate and Other classification included the Camloc Gas Springs division, prior to its disposition, and corporate activities. The group reported a decrease in sales as a result of the disposition of the Camloc Gas Springs division in September 1999. The operating loss increased by $1.7 million in the first six months of fiscal 2001, compared to the first six months of fiscal 2000. The first six months of fiscal 2000 included $3.1 million of income recognized from the disposition of non-core property, while the first six months of fiscal 2001 included a $0.3 million loss recognized from the disposition of non-core property.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Total capitalization as of December 31, 2000 and June 30, 2000 amounted to $889.6 million and $884.4 million, respectively. The changes in capitalization included an $27.7 million increase in debt reflecting cash used to support our operations, offset partially by a $12.6 million decrease in equity in the six months ended December 31, 2000 due primarily to our reported net loss and a reduction in comprehensive income.

We maintain a portfolio of investments classified primarily as available-for-sale securities, which had a fair market value of $20.0 million at December 31, 2000. The market value of these investments increased by $2.0 million in the six months ended December 31, 2000. There is risk associated with market fluctuations inherent in stock investments, and because our portfolio is not diversified, large swings in its value may occur.

Net cash used for operating activities for the six months ended December 31, 2000 and January 2, 2000 was $41.2 million and $58.8 million, respectively. The primary use of cash for operating activities in the first six months of fiscal 2001 was a $35.9 million decrease in accounts payable and other accrued liabilities, a $12.6 million increase in inventories, and a $11.4 million increase in other current assets, offset partially by a $16.3 million decrease in accounts receivable. The primary use of cash for operating activities in the first six months of fiscal 2000 was a $43.3 million increase in inventories and a $22.9 million decrease in accounts payable and other accrued liabilities, offset partially by a $15.0 million decrease in accounts receivable.

Net cash used for investing activities for the six months ended December 31, 2000 was $4.1 million and net cash provided by investing activities for the six months ended January 2, 2000, was $87.8 million. In the first six months of fiscal 2001, the primary use of cash included capital expenditures of $8.3 million and costs of $1.7 million for real estate development at our Farmingdale shopping center, offset partially by $6.1 million of cash provided from the sale of investments and dispositions of non-core real estate. In the first six months of fiscal 2000, the primary source of cash from investing activities was $105.0 million of net proceeds received from the dispositions of Dallas Aerospace, Nacanco and the Camloc Gas Springs division, offset partially by capital expenditures of $16.5 million.

Net cash provided by financing activities for the six months ended December 31, 2000 and January 2, 2000 was $25.1 million and $0.2 million, respectively. Cash provided by financing activities in the first quarter of fiscal 2001, included $24.4 million of net proceeds from the issuance of additional debt. Cash provided by financing activities in the first six months of fiscal 2000 included $161.9 million of proceeds from the issuance of debt, and $0.2 million from the issuance of stock, offset by $161.2 million repayment of debt and a $0.6 million purchase of treasury stock.

Our working capital requirement has increased in the second quarter of fiscal 2001, as our aerospace fasteners segment engaged in a new inventory supply program with a customer, requiring a significant investment in inventory. Under this program, we must maintain a certain level of inventory to fulfill the customer's monthly requirements. Sales under the program are expected to increase in the third quarter of fiscal 2001.

Our principal cash requirements include debt service, capital expenditures, real estate development, and payment of other liabilities. Other liabilities that require the use of cash include postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, cash available from borrowings and additional financing and asset sales will be adequate to satisfy our cash requirements in fiscal 2001.

We are required under the credit agreement to comply with certain financial and non-financial loan covenants, including maintaining certain interest and fixed charge coverage ratios and maintaining certain indebtedness to EBITDA ratios at the end of each fiscal quarter. Additionally, the credit agreement restricts annual capital expenditures to $40 million during the life of the facility. Except for non-guarantor assets, substantially all of our assets are pledged as collateral under the credit agreement. The credit agreement restricts the payment of dividends to our shareholders to an aggregate of the lesser of $0.01 per share or $0.4 million over the life of the agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. At December 31, 2000, we were in full compliance with all the covenants under the credit agreement.

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




(In thousands)
Expected Fiscal Year Maturity Date	2003	2008 (a)
Interest Rate Hedges:
Variable to Fixed	$30,750	$100,000
Average cap rate	11.625%	6.49%
Average floor rate	N/A	6.24%
Weighted average rate	10.39%	6.04%
Fair Market Value	$136	$(4,356)

  - On February 17, 2003, the bank with which we entered into the interest rate swap agreement will have a one-time option to elect to cancel this agreement.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required to be disclosed under this Item is set forth in Footnote 6 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report.

Item 2. Changes in Securities and Use of Proceeds

At the Annual Meeting held on November 20, 2000, our Stockholders approved the issuance of 52,500 stock options (in the aggregate) to non-employee directors. On January 23, 2001, the shares to be issued pursuant to these stock options were registered with the Securities and Exchange Commission. A description of the stock options was included in our Proxy Statement for the November 20, 2000 Annual Meeting.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of our Stockholders was held on November 20, 2000. Seven matters of business were held to vote for the following purposes:

  Proposal 1 - to elect ten directors for the ensuing year;

  Proposal 2 - to approve the issuance of 52,500 stock options to non-employee directors;

  Proposal 3 - to approve the material terms of the fiscal 2001 performance goals and incentive compensation for the Senior Vice President, Tax;

  Proposal 4 - to approve the material terms of the fiscal 2001 performance goals and incentive compensation for the Chief Financial Officer;

  Proposal 5 - to approve the material terms of the fiscal 2001 performance goals and incentive compensation for the Executive Vice President;

  Proposal 6 - to approve the material terms of the fiscal 2001 performance goals and incentive compensation for the President;

  Proposal 7 - to approve the material terms of the fiscal 2001 performance goals and incentive compensation for the Chief Executive Officer.

The following tables provide the results of shareholder voting on each proposal, expressed in number of shares:




Proposal 1
Directors:	Votes For	Votes Withheld
Melville R. Barlow	44,551,480	1,358,034
Mortimer M. Caplin	44,525,510	1,384,004
Philip David	44,550,880	1,358,634
Robert E. Edwards	44,555,560	1,353,954
Steven L. Gerard	44,555,980	1,353,534
Harold J. Harris	44,555,560	1,353,954
Daniel Lebard	44,551,780	1,357,734
Herbert S. Richey	44,522,780	1,386,734
Eric I. Steiner	44,276,491	1,633,023
Jeffrey J. Steiner	44,275,279	1,634,235





	Votes For	Votes Against	Abstain	Non-Vote
Proposal 2	42,744,675	3,146,463	18,376	-
Proposal 3	34,707,926	5,011,971	16,984	6,172,633
Proposal 4	34,716,347	5,003,780	16,754	6,172,633
Proposal 5	34,705,843	5,014,935	16,102	6,172,634
Proposal 6	33,556,569	5,735,130	1,145,182	5,472,633
Proposal 7	33,524,850	5,068,896	1,143,134	6,172,634



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

Item 6. Exhibits and Reports on Form 8-K

  Exhibits:

  *27 Financial Data Schedules.

  * - Filed herewith

  Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended December 31, 2000 for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.

For THE FAIRCHILD CORPORATION

(Registrant) and as its Chief

Financial Officer:

By: /s/ MICHAEL T. ALCOX

Michael T. Alcox

Senior Vice President and

Chief Financial Officer

Date: February 12, 2001