Form 10-K/A
period 2000-06-30
FAIRCHILD CORP
filed 2001-05-07
CIK 9779

11

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                  ANNUAL REPORT

    PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Year Ended June 30, 2000 Commission File Number 1-6560

                           THE FAIRCHILD CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                    34-0728587
    -------------------------------       ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or organization)

    45025 Aviation Drive, Suite 400, Dulles, VA               20166
    -------------------------------------------          ---------------------
    (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code   (703) 478-5800
                                                         --------------

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class                   Name of exchange on which registered
    -------------------                   ------------------------------------
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

     On April 1, 2001, the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing price of these shares on the New York Stock exchange) was approximately $83.7 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

     As of April 1, 2001, the number of shares outstanding of each of the Registrant's classes of common stock were:

    Class A common stock, $.10 par value               22,527,801
    Class B common stock, $.10 par value                2,621,502

AMENDMENT:

     This Form 10-K was amended solely to provide enhanced disclosure for Item 8, "Financial Statements and Supplementary Data." Disclosure enhancements were made to Footnote 3, "Discontinued Operations and Net Assets Held For Sale," Footnote 9, "Income Taxes," and Footnote 19, "Foreign Operations and Export Sales."

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

PART II


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and the report of our independent public accountants with respect thereto, are set forth below.



                                                                           Page

     Report of Independent Public Accountants                                 4

     Consolidated Balance Sheets as of June 30, 2000 and 1999                 5

     Consolidated Statements of Earnings for each of the Three
     Years Ended June 30, 2000, 1999, and 1998                                7

     Consolidated Statements of Stockholders' Equity for each
     of the Three Years Ended June 30, 2000, 1999, and 1998                   9

     Consolidated Statements of Cash Flows for each of the
     Three Years Ended June 30, 2000, 1999, and 1998                         10

     Notes to Consolidated Financial Statements                              11


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


                                    Arthur Andersen LLP


Vienna, VA
September 11, 2000


             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                         ASSETS                                              June 30,             June 30,
                                         ------                                                2000                 1999
                                                                                         ------------------   ------------------
CURRENT ASSETS:
Cash and cash equivalents, $14,287 and $15,752 restricted                                        $  35,790            $  54,860
Short-term investments                                                                               9,054               13,094
Accounts receivable-trade, less allowances of $9,598 and $6,442                                    127,230              130,121
Inventories:
   Finished goods                                                                                  138,330              137,807
   Work-in-process                                                                                  30,523               38,316
   Raw materials                                                                                    11,006               14,116
                                                                                         ------------------   ------------------
                                                                                                   179,859              190,239
Prepaid expenses and other current assets                                                           74,231               73,926
                                                                                         ------------------   ------------------
Total Current Assets                                                                               426,164              462,240

Property, plant and equipment, net of accumulated
  depreciation of $142,938 and $103,556                                                            174,137              184,065
Net assets held for sale                                                                            20,112               21,245
Cost in excess of net assets acquired (Goodwill), less
  accumulated amortization of $52,826 and $40,307                                                  436,442              447,722
Investments and advances, affiliated companies                                                       3,238               31,791
Prepaid pension assets                                                                              64,418               63,958
Deferred loan costs                                                                                 14,714               13,077
Real estate investment                                                                             112,572               83,791
Long-term investments                                                                               10,084               15,844
Other assets                                                                                         5,539                5,053
                                                                                         ------------------   ------------------
TOTAL ASSETS                                                                                   $ 1,267,420          $ 1,328,786
                                                                                         ==================   ==================









The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                          LIABILITIES AND STOCKHOLDERS' EQUITY                               June 30,             June 30,
                          ------------------------------------                                 2000                 1999
                                                                                         ------------------   ------------------
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt                                      $  28,594            $  28,860
Accounts payable                                                                                    62,494               72,271
Accrued liabilities:
    Salaries, wages and commissions                                                                 38,065               43,095
    Employee benefit plan costs                                                                      5,608                5,204
    Insurance                                                                                       12,237               14,216
    Interest                                                                                         6,408                7,637
    Other accrued liabilities                                                                       60,123               50,984
                                                                                         ------------------   ------------------
                                                                                                   122,441              121,136
Net current liabilities of discontinued operations                                                                       10,999
                                                                                                         -
                                                                                         ------------------   ------------------
Total Current Liabilities                                                                          213,529              233,266

LONG-TERM LIABILITES:
Long-term debt, less current maturities                                                            453,719              495,283
Other long-term liabilities                                                                         26,741               25,963
Retiree health care liabilities                                                                     42,803               44,813
Noncurrent income taxes                                                                            128,515              121,961
                                                                                         ------------------   ------------------
TOTAL LIABILITIES                                                                                  865,307              921,286

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; authorized
  40,000 shares, 30,079 (29,754 in 1999) shares issued and
  22,430 (22,259 in 1999) shares outstanding                                                         3,008                2,975
Class B common stock, $0.10 par value; authorized 20,000
   shares, 2,622 shares issued and outstanding                                                         262                  262
Paid-in capital                                                                                    231,190              229,038
Treasury stock, at cost, 7,649 (7,496 in 1999) shares of Class A common stock                     (75,506)             (74,102)
Retained earnings                                                                                  261,788              252,030
Notes due from stockholders                                                                        (1,867)
                                                                                                                              -
Cumulative other comprehensive income                                                             (16,762)              (2,703)
                                                                                         ------------------   ------------------
TOTAL STOCKHOLDERS' EQUITY                                                                         402,113              407,500
                                                                                         ------------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 1,267,420          $ 1,328,786
                                                                                         ==================   ==================






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                                           For the Years Ended June 30,
                                                                                ----------------------------------------------------
                                                                                     2000              1999              1998
                                                                                ---------------   ----------------  ----------------
REVENUE:
   Net sales                                                                         $ 635,361          $ 617,322         $ 741,176
   Other income, net                                                                    14,410              3,899             6,508
                                                                                ---------------   ----------------  ----------------
                                                                                       649,771            621,221           747,684

 COSTS AND EXPENSES:
   Cost of goods sold                                                                  472,023            504,893           554,670
   Selling, general & administrative                                                   133,353            149,348           142,102
   Amortization of goodwill                                                             12,574              6,517             5,469
   Restructuring                                                                         8,578              6,374                 -
                                                                                ---------------   ----------------  ----------------
                                                                                       626,528            667,132           702,241
 OPERATING INCOME (LOSS)                                                                23,243           (45,911)            45,443
 Interest expense                                                                       48,942             33,162            46,007
 Interest income                                                                       (4,850)            (2,816)           (3,292)
                                                                                ---------------   ----------------  ----------------
 Net interest expense                                                                   44,092             30,346            42,715
 Investment income (loss)                                                                9,935             39,800           (3,362)
 Nonrecurring gain                                                                      28,625                  -           124,028
                                                                                ---------------   ----------------  ----------------
 Earnings (loss) from continuing operations before taxes                                17,711           (36,457)           123,394
 Income tax (provision) benefit                                                          4,399             13,245          (47,274)
 Equity in earnings (loss) of affiliates, net                                            (346)              1,795             2,571
 Minority interest, net                                                                      -            (2,090)          (26,292)
                                                                                ---------------   ----------------  ----------------
 Earnings (loss) from continuing operations                                             21,764           (23,507)            52,399
 Loss from discontinued operations, net                                                      -                  -           (4,296)
 Gain (loss) on disposal of discontinued operations, net                              (12,006)           (31,349)            59,717
 Extraordinary items, net                                                                    -            (4,153)           (6,730)
                                                                                ---------------   ----------------  ----------------
 NET EARNINGS (LOSS)                                                                  $  9,758         $ (59,009)         $ 101,090
                                                                                ===============   ================  ================
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                             (10,098)            (2,545)           (5,140)
 Unrealized holding changes on securities arising during the period                    (3,961)           (16,544)            20,633
                                                                                ---------------   ----------------  ----------------
 Other comprehensive income (loss)                                                    (14,059)           (19,089)            15,493
                                                                                ---------------   ----------------  ----------------
 COMPREHENSIVE INCOME (LOSS)                                                        $  (4,301)         $ (78,098)         $ 116,583
                                                                                ===============   ================  ================






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                                                           For the Years Ended June 30,
                                                                                 --------------------------------------------------
                                                                                      2000             1999              1998
                                                                                 ---------------  ----------------  ---------------
BASIC EARNINGS PER SHARE:
Earnings (loss) from continuing operations                                             $   0.87        $   (1.03)         $   2.78
Loss from discontinued operations, net                                                        -                 -           (0.23)
Gain (loss) on disposal of discontinued operations, net                                  (0.48)            (1.38)             3.17
Extraordinary items, net                                                                      -            (0.18)           (0.36)
                                                                                 ---------------  ----------------  ---------------
NET EARNINGS (LOSS)                                                                    $   0.39        $   (2.59)         $   5.36
                                                                                 ===============  ================  ===============
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments                                             $   (0.40)        $   (0.11)       $   (0.27)
Unrealized holding changes on securities arising during the period                       (0.16)            (0.73)             1.10
                                                                                 ---------------  ----------------  ---------------
 Other comprehensive income (loss)                                                       (0.56)            (0.84)             0.83
                                                                                 ---------------  ----------------  ---------------
 COMPREHENSIVE INCOME (LOSS)                                                         $   (0.17)        $   (3.43)         $   6.19
                                                                                 ===============  ================  ===============

DILUTED EARNINGS PER SHARE:
Earnings (loss) from continuing operations                                             $   0.87        $   (1.03)         $   2.66
Loss from discontinued operations, net                                                        -                 -           (0.22)
Gain (loss) on disposal of discontinued operations, net                                  (0.48)            (1.38)             3.04
Extraordinary items, net                                                                      -            (0.18)           (0.34)
                                                                                 ---------------  ----------------  ---------------
NET EARNINGS (LOSS)                                                                    $   0.39        $   (2.59)         $   5.14
                                                                                 ===============  ================  ===============
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                            $   (0.40)        $   (0.11)       $   (0.26)
 Unrealized holding changes on securities arising during the period                      (0.16)            (0.73)             1.05
                                                                                 ---------------  ----------------  ---------------
 Other comprehensive income (loss)                                                       (0.56)            (0.84)             0.79
                                                                                 ---------------  ----------------  ---------------
                                                                                 ---------------  ----------------  ---------------
 COMPREHENSIVE INCOME (LOSS)                                                         $   (0.17)        $   (3.43)         $   5.93
                                                                                 ===============  ================  ===============
Weighted average shares outstanding:
  Basic                                                                                  24,954            22,766           18,834
                                                                                 ===============  ================  ===============
  Diluted                                                                                25,137            22,766           19,669
                                                                                 ===============  ================  ===============









The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                                                                                             Cumulative
                                        Class A    Class B                                      Notes           Other
                                         Common    Common    Paid-in   Retained   Treasury     Due From     Comprehensive
                                         Stock      Stock    Capital   Earnings    Stock     Stockholders      Income        Total
                                       ---------------------------------------------------------------------------------------------
                                       ---------------------------------------------------------------------------------------------
Balance, July 1, 1997                     $ 2,023    $  263    $71,015  $209,949  $(51,719)    $         -     $    893    $ 232,424
Net earnings                                    -         -          -   101,090          -              -            -      101,090
Cumulative translation adjustment               -         -          -         -          -              -      (5,140)      (5,140)
Compensation expense from adjusted
   terms to warrants and options                -         -      5,655         -          -              -            -        5,655
Stock issued for Special-T Fasteners
   acquisition                                108         -     21,939         -          -              -            -       22,047
Stock issued for Exchange Offer               221         -     42,588         -          -              -            -       42,809
Equity Offering                               300         -     53,268         -          -              -            -       53,568
Proceeds received from stock options
   exercised (141,259 shares)                  10         -        652         -      (189)              -            -          473
Cashless exercise of warrants                   5         -        (5)         -          -              -            -            -
Net unrealized holding gain on
   available-for-sale securities                -         -          -         -          -              -       20,633       20,633
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 1998                      2,667       263    195,112   311,039   (51,908)              -       16,386      473,559
Net loss                                        -         -          -  (59,009)          -              -            -     (59,009)
Cumulative translation adjustment               -         -          -         -          -              -      (2,545)      (2,545)
Stock issued for Special-T Fasteners
   acquisition                                  1         -        132         -          -              -            -          133
Stock issued for Banner Aerospace
   merger                                     298         -     33,093         -          -              -            -       33,391
Proceeds received from stock options
   exercised (75,383 shares)                    7         -        266         -       (92)              -            -          181
Stock issued for Special-T restricted
   stock plan (14,969 shares)                   1         -        (1)         -          -              -            -            -
Purchase of treasury shares                     -         -          -         -   (22,102)              -            -     (22,102)
Exchange of Class B for Class A
   common stock (3,064 shares)                  1       (1)          -         -          -              -            -            -
Compensation expense-stock options              -         -        436         -          -              -            -          436
Net unrealized holding loss on
   available-for-sale securities                -         -          -         -          -              -     (16,544)     (16,544)
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 1999                      2,975       262    229,038   252,030   (74,102)              -      (2,703)      407,500
Net earnings                                    -         -          -     9,758          -              -            -        9,758
Cumulative translation adjustment               -         -          -         -          -              -     (10,098)     (10,098)
Stock issued for Special-T Fasteners
   acquisition (44,079 shares)                  4         -        530         -          -              -            -          534
Proceeds received from stock options
   exercised (314,126 shares)                  22         -      1,321         -      (916)              -            -          427
Stock issued for Special-T restricted
   stock plan (14,969 shares)                   1         -        (1)         -          -              -            -            -
Cashless exercise of warrants                   6         -        (6)         -          -              -            -            -
Purchase of treasury shares                     -         -          -         -      (488)              -            -        (488)
Compensation expense-stock options              -         -        308         -          -              -            -          308
Loans to stockholders                           -         -          -         -          -        (1,867)            -      (1,867)
Net unrealized holding loss on
   available-for-sale securities                -         -          -         -          -              -      (3,961)      (3,961)
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 2000                    $ 3,008    $  262   $231,190  $261,788  $(75,506)     $  (1,867)   $ (16,762)     $402,113
                                       =============================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                              For the Years Ended June 30,
                                                                                   -------------------------------------------------
                                                                                        2000             1999              1998
                                                                                   --------------   --------------    --------------
Cash flows from operating activities:
-------------------------------------
       Net earnings (loss)                                                                $ 9,758        $(59,009)         $ 101,090
        Depreciation and amortization                                                      41,821           25,657            20,873
        Deferred loan fee amortization                                                      1,200            1,100             2,406
        Accretion of discount on long-term liabilities                                         66            5,270             3,766
        Net gain on the disposition of subsidiaries and investments in affiliates        (28,625)                -         (124,041)
        Net gain on the sale of discontinued operations                                         -                -         (132,787)
        Extraordinary items, net of cash payments                                               -            6,389            10,347
        Provision for restructuring (excluding cash payments of $2,600 in 1999)                 -            3,774                 -
        (Gain) loss on sale of property, plant, and equipment                             (1,964)              400               246
        (Undistributed) distributed earnings of affiliates, net                               372            3,433             1,725
        Minority interest                                                                       -            2,090            26,292
        Change in trading securities                                                            -          (1,254)             9,275
        Change in receivables                                                               2,892            8,632          (12,846)
        Change in inventories                                                            (23,223)           14,727          (54,857)
        Change in other current assets                                                   (25,734)         (22,365)          (26,643)
        Change in other non-current assets                                               (18,305)         (26,741)               700
        Change in accounts payable, accrued liabilities and other long-term
          liabilities                                                                    (11,979)           45,906            77,434
        Non-cash charges and working capital changes of discontinued operations          (13,351)           15,259            11,789
                                                                                   --------------   --------------    --------------
        Net cash provided by (used for) operating activities                             (67,072)           23,268          (85,231)
 Cash flows from investing activities:
 -------------------------------------
        Proceeds received from (used for) investment securities, net                       14,655          189,379           (7,287)
        Purchase of property, plant and equipment                                        (27,339)         (30,142)          (36,029)
        Proceeds from sale of plant, property and equipment                                12,693              844               336
        Equity investment in affiliates                                                   (2,489)          (7,678)           (4,343)
        Proceeds received from divestiture of investment in affiliates                     46,886                -                 -
        Acquisition of subsidiaries, net of cash acquired                                       -        (274,427)          (59,178)
        Net proceeds received from sale of subsidiaries                                    61,906           60,396                 -
        Net proceeds received from the sale of discontinued operations                      7,100                -           167,987
        Changes in real estate investment                                                (27,712)         (40,351)          (17,262)
        Changes in net assets held for sale                                                 4,672            3,134             2,140
        Investing activities of discontinued operations                                         -            (312)           (2,750)
                                                                                   --------------   --------------    --------------
        Net cash provided by (used for) investing activities                               90,372         (99,157)            43,614
 Cash flows from financing activities:
 -------------------------------------
        Proceeds from issuance of debt                                                    206,874          483,222           275,523
        Debt repayments and repurchase of debentures, net                               (246,260)        (380,083)         (258,014)
        Issuance of Class A common stock                                                      368              181            54,041
        Purchase of treasury stock                                                          (488)         (22,102)                 -
        Loans to stockholders                                                             (1,867)                -                 -
        Financing activities of discontinued operations                                         -                -             2,538
                                                                                   --------------   --------------    --------------
        Net cash provided by (used for) financing activities                             (41,373)           81,218            74,088
    Effect of exchange rate changes on cash                                                 (997)             (70)           (2,290)
                                                                                   --------------   --------------    --------------
    Net change in cash and cash equivalents                                              (19,070)            5,259            30,181
    Cash and cash equivalents, beginning of the year                                       54,860           49,601            19,420
                                                                                   --------------   --------------    --------------
    Cash and cash equivalents, end of the year                                           $ 35,790         $ 54,860         $  49,601
                                                                                   ==============   ==============    ==============

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

     Revenue Recognition: Sales and related costs are recognized upon shipment of products and performance of services. Sales and related cost of sales on long-term contracts are recognized as products are delivered and services performed, determined by the percentage of completion method. Lease and rental revenue are recognized on a straight-line basis over the life of the lease.

     Cash Equivalents/Statements of Cash Flows: For purposes of the Statements of Cash Flows, we consider all highly liquid investments with original maturity dates of three months or less as cash equivalents. Total net cash disbursements (receipts) made by us for income taxes and interest were as follows:

                                      2000            1999           1998
                                 ----------------------------------------------
 Interest                          $54,535         $29,200        $52,737
 Income Taxes                     (15,076)        (21,304)          (987)

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

                                           June 30,           June 30,
                                             2000               1999
                                       -----------------   ---------------
 First-in, first-out (FIFO)               $ 141,094         $ 162,797
 Last-in, first-out (LIFO)                   38,765            27,442
                                       -----------------   ---------------
 Total inventories                        $ 179,859         $ 190,239
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

                                             June 30,           June 30,
                                               2000               1999
                                          ----------------   ----------------
Land                                       $  13,170          $  13,325
Building and improvements                     48,844             56,790
Machinery and equipment                      223,059            173,791
Transportation vehicles                        1,124              1,062
Furniture and fixtures                        20,181             22,439
Construction in progress                      10,697             20,214
                                          ----------------   ----------------
Property, plant and equipment at cost        317,075            287,621
Less: Accumulated depreciation               142,938            103,556
                                          ----------------   ----------------
Net property, plant and equipment          $ 174,137          $ 184,065
                                          ================   ================

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


     Based on our formal plan, we have disposed of the Fairchild Technologies' businesses, including its intellectual property, through a series of transactions. Because of Fairchild Technologies' significant utilization of cash, in February 1998, our Board of Directors adopted a formal plan to discontinue Fairchild Technologies, under which, Fairchild Technologies would either be sold or liquidated. In connection with the adoption of that plan, we recorded an after-tax charge of $36.2 million in discontinued operations in fiscal 1998. Included in the fiscal 1998 charge, was $28.2 million, net of an income tax benefit of $11.8 million, for the net losses of Fairchild Technologies through June 30, 1998. This charge included the write down of assets to estimated net realizable value and $8.0 million, net of an income tax benefit of $4.8 million, for the estimated remaining operating losses of Fairchild Technologies through February 1999, the originally anticipated disposal date. The dispositions of the Fairchild Technologies semiconductor equipment group, the major portion of the Fairchild Technologies business, took place by June 1999, approximately 15 months after the adoption of the disposition plan. We also completed a spin-off of the Fairchild Technologies optical disc equipment group business in April 2000, approximately 25 months after the original disposition plan. We received proceeds from the dispositions of Fairchild Technologies of less than we originally projected, and the operating losses of Fairchild Technologies, since the adoption date, exceeded our original estimates. At each quarter end, we continued to reevaluate our conclusions on discontinued operations and update the estimates of losses as circumstances changed. At no point did we consider retaining any portion of the Fairchild Technology business. As a result, we adjusted the net loss on disposal of discontinued operations by $31.3 million and $12.0 million in fiscal 1999 and 2000, respectively. The following schedule provides a summary of the net loss on disposal of discontinued operations for Fairchild Technologies:

                                                                1998 (a)     1999 (b)     2000 (c)        Total
                                                           -----------------------------------------------------
    Accrual for future operating losses, net                   $   8,000    $ (5,203)    $ (2,797)     $      -
    Operating losses, net                                         12,644       21,313        1,217       35,174
    Loss on dispositions, net                                     15,599       15,239       13,586       44,424
                                                           -----------------------------------------------------
    Loss on disposal of discontinued operations, net           $  36,243    $  31,349    $  12,006     $ 79,598
                                                           -----------------------------------------------------

(a) The net loss on disposal of discontinued operations was increased by $13.9 million in the fourth quarter of fiscal 1998, to reflect higher than expected operating losses that occurred since the measurement date, and to update previous loss estimates for higher than previously anticipated losses of disposal.
(b) The fiscal 1999 after-tax operating loss from Fairchild Technologies exceeded the June 1998 estimate recorded for expected losses by $28.6 million, net of an income tax benefit of $8.1 million, through June 1999. Operating losses for fiscal 1999 of $8.0 million were originally planned for the first eight months of fiscal 1999. Operating costs were higher than originally projected, due to deterioration in market conditions, which resulted in increased operating expenses and hindered the disposition of Fairchild Technologies within twelve months, as originally expected. Due to the decision to cease operations of the Fairchild Technologies semiconductor group in March 1999, additional expenses became necessary to reflect the shut down of facilities and accrue for severance expenses. An additional after-tax charge of $2.8 million was recorded in fiscal 1999 for the estimated remaining losses in connection with the disposition of Fairchild Technologies.
(c) The fiscal 2000 after-tax loss in connection with the disposition of the remaining operations of Fairchild Technologies exceeded anticipated losses by $12.0 million, net of tax. We recognized a higher than expected loss on the disposition of the final portions of Fairchild Technologies.

     At the measurement date in February 1998, management's reasonable expectation was that Fairchild Technologies would be disposed of within one year. Management felt confident that this could be accomplished for the following reasons:

o We retained an investment banker to aid in the disposal of the Fairchild Technologies business.
o Our belief was further enhanced as active discussions began with approximately 20 potentially interested parties; and based on those discussions we believed that we could sell Fairchild Technologies within one year.
o The expected quarterly losses, as accrued at the measurement date created an incentive to sell the Fairchild Technologies business in order to reduce cash outflows.

     However, our February 1998 expectations that we could sell Fairchild Technologies within one year were severely hampered by a general slowdown in the semiconductor manufacturing equipment industry, the economic crisis in Asia, and public knowledge that the business was for sale. As a result of these conditions, the major customer of Fairchild Technologies semiconductor equipment group business refused to place additional firm orders and Fairchild Technologies incurred net operating losses well in excess of the $8.0 million originally planned. As a further result of these conditions, efforts to sell the Fairchild Technologies business, as a whole, were unsuccessful. However, several parties expressed interest in specific product lines and intellectual property of Fairchild Technologies. Management realized that it would have to split-up Fairchild Technologies and separately dispose of components of its semiconductor equipment group and its optical disc equipment business. In February 1999, disposition discussions began to intensify, and shortly thereafter letters of intent were signed to sell portions of the Fairchild Technologies business.

     In March 1999, management decided to cease all manufacturing activities of the semiconductor equipment group of Fairchild Technologies. In April 1999, we began to dispose of the semiconductor equipment group's production machinery and existing inventory, informed customers and business partners that it ceased operations, significantly reduced its workforce, and stepped up the level of discussions and negotiations with other companies regarding the sale of its remaining assets. Fairchild Technologies also continued exploring several alternative transactions with potential buyers for its optical disc equipment group business.

     During the fourth quarter of fiscal 1999, we liquidated, through several transactions, a significant portion of Fairchild Technologies, consisting mostly of its semiconductor equipment group. On April 14, 1999, we disposed of Fairchild Technologies' photoresist deep ultraviolet track equipment machines and technology, spare parts and testing equipment to Apex Co., Ltd. in exchange for 1,250,000 shares of Apex stock valued at approximately $5.1 million. On May 1, 1999, we sold Fairchild CDI for a nominal amount. On June 15, 1999, we received $7.9 million from Suess Microtec AG and the right to receive 350,000 shares of Suess Microtec stock (or approximately $3.5 million) in exchange for Fairchild Technologies' Falcon semiconductor equipment group product line and certain intellectual property.

     In July 1999, we received approximately $7.1 million from Novellus in exchange for Fairchild Technologies' Low-K dielectric product line and certain intellectual property. This transaction finalized the liquidation of the semiconductor equipment group of Fairchild Technologies.

     Following these transactions Fairchild Technologies completely ceased operations. Under these circumstances, management believes that discontinued operations treatment for accounting purposes continued to be appropriate subsequent to March 1999.

     On April 13, 2000, we completed a spin-off to our shareholders, of Fairchild (Bermuda) Ltd., which owned the Fairchild Technologies Optical Disc Equipment Group business. Subsequently, on April 14, 2000, Fairchild (Bermuda), was renamed Global Sources Ltd., and completed an exchange of approximately 95% of its shares for 100% of the shares of Trade Media Holdings Limited, an Asian based, business-to-business online and traditional marketplace services provider. After the share exchange, our stockholders owned 1,183,081 shares of the 26,152,308 issued shares of Global Sources.

     Earnings from discontinued operations for the twelve months ended June 30, 1998 includes net losses of $4,944 from Fairchild Technologies until the adoption date of a formal plan for its discontinuance.

     Fairchild Technologies reported sales of $60,339, $21,900, and $8,087 in 1998, 1999, and 2000, respectively.

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

                                                                         2000               1999                1998
                                                                    ----------------   ----------------    ----------------
Sales                                                                      $613,667           $686,660            $704,633
Operating income (a)                                                         21,192             28,745              58,953
Earnings (loss) from continuing operations (a, b)                             3,695              (579)               6,174
Basic earnings (loss) from continuing operations per share                     0.15             (0.03)                0.27
Diluted earnings (loss) from continuing operations per share                   0.15             (0.03)                0.25
Net earnings (loss)                                                         (8,310)           (36,081)              54,865
Basic earnings (loss) per share                                              (0.33)             (1.58)                2.36
Diluted earnings (loss) per share                                            (0.33)             (1.58)                2.26

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


                                                                   June 30, 2000                     June 30, 1999
                                                           -------------------------------   ------------------------------
                                                             Aggregate                        Aggregate
                                                               Fair             Cost             Fair             Cost
                                                               Value            Basis           Value            Basis
                                                           -------------------------------   ------------------------------
Short-term investments:
     Trading securities - equity                                $  2,715         $  2,926        $  1,254         $  1,221
     Available-for-sale equity securities                          6,284            5,400          11,618            9,573
     Other investments                                                55               55             222              222
                                                           --------------   --------------   -------------    -------------
                                                                $  9,054         $  8,381        $ 13,094         $ 11,016
                                                           ==============   ==============   =============    =============
Long-term investments:
     Available-for-sale equity securities                       $  3,828         $  5,436        $ 14,616         $  7,342
     Other investments                                             6,256            6,256           1,228            1,228
                                                           --------------   --------------   -------------    -------------
                                                                $ 10,084         $ 11,692        $ 15,844         $  8,570
                                                           ==============   ==============   =============    =============

     On June 30, 2000, we had gross unrealized holding gains from available-for-sale securities of $1,357 and gross unrealized holding losses from available-for-sale securities of $2,082. Investment income is summarized as follows:

                                                                              2000             1999             1998
                                                                          -------------    -------------    -------------
 Gross realized gain from sales                                               $ 15,102         $ 36,677           $  364
 Change in unrealized holding gain (loss) from trading securities                  578               33          (5,791)
 Gross realized loss from impairments                                          (6,473)                -            (182)
 Dividend income                                                                   728            3,090            2,247
                                                                          -------------    -------------    -------------
                                                                              $  9,935         $ 39,800        $ (3,362)
                                                                          =============    =============    =============

6.   INVESTMENTS AND ADVANCES, AFFILIATED COMPANIES

     The following table summarizes historical financial information on a combined 100% basis of our investment in Nacanco Paketleme, which was accounted for using the equity method in the periods that we owned it.

Statement of Earnings:                                            1999               1998
                                                             ----------------   ----------------
     Net sales                                                      $ 75,495           $ 90,235
     Gross profit                                                     25,297             32,449
     Earnings from continuing operations                              13,119             14,780
     Net earnings                                                     13,119             14,780
 Balance Sheet at June 30, 1999
     Current assets                                                 $ 26,942
     Non-current assets                                               38,661
     Total assets                                                     65,603
     Current liabilities                                              12,249
     Non-current liabilities                                           1,828

    On June 30, 1999 we owned approximately 31.9% of Nacanco Paketleme common stock. We recorded equity earnings of $4,153 and $4,683 from this investment for 1999 and 1998, respectively.

    Our share of equity in earnings, net of tax, of all unconsolidated affiliates for 2000, 1999 and 1998 was $(346), $1,795, and $2,571, respectively.
The carrying value of investments and advances, affiliated companies consists of the following:

                                      June 30,           June 30,
                                        2000               1999
                                 ----------------   ----------------
 Nacanco                                 $    -           $ 17,356
 Others                                   3,238             14,435
                                 ----------------   ----------------
                                        $ 3,238           $ 31,791
                                 ================   ================

     On June 30, 2000, approximately $(3,309) of our $261,788 consolidated retained earnings were from undistributed losses of 50 percent or less currently owned affiliates accounted for using the equity method.

7.  NOTES PAYABLE AND LONG-TERM DEBT

     At June 30, 2000 and 1999, notes payable and long-term debt consisted of the following:

                                                                           June 30, 2000         June 30, 1999
                                                                         ------------------    ------------------
 Short-term notes payable (weighted average interest rates of 4.5%                $ 23,069              $ 22,924
   and 3.6% in 2000 and 1999, respectively)
                                                                         ==================    ==================
 Bank credit agreements                                                          $ 218,691             $ 258,100
 10 3/4% Senior subordinated notes due 2009                                        225,000               225,000
 10.65% Industrial revenue bonds                                                     1,500                 1,500
 Capital lease obligations, interest from 7.4% to 10.1%                              2,146                 2,873
 Other notes payable, collateralized by property, plant and
   equipment, interest from 3.0% to 10.5%                                           11,907                13,746
                                                                         ------------------    ------------------
                                                                                   459,244               501,219
 Less: Current maturities                                                          (5,525)               (5,936)
                                                                         ------------------    ------------------
 Net long-term debt                                                              $ 453,719             $ 495,283
                                                                         ==================    ==================

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

     The indenture under which the notes were issued contains covenants that limit what we (and most or all of our subsidiaries) may do. The indenture contains covenants that limit our ability to: incur additional indebtedness; pay dividends on, redeem or repurchase our capital stock; make investments; sell assets; create certain liens; engage in certain transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets or the assets of certain of our subsidiaries. In addition, we will be obligated to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, in the event of certain asset sales. These restrictions and prohibitions are subject to a number of important qualifications and exceptions.

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

(In thousands)

Expected Fiscal Year Maturity Date                2003            2008 (a)
                                           -------------------------------------
Interest Rate Hedges:
   Variable to Fixed                              $30,750           $100,000
   Average cap rate                               11.625%              6.49%
   Average floor rate                                 N/A              6.24%
   Weighted average rate                           10.39%              7.06%
   Fair Market Value                                 $166             $(812)

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

     The changes in the pension plans' benefit obligations were as follows:

                                                      2000             1999
                                                 --------------   --------------
Projected benefit obligation at July 1,              $ 221,985        $ 222,607
Service cost                                             5,122            3,454
Interest cost                                           15,214           14,328
Actuarial gains                                       (12,593)          (5,003)
Benefit payments                                      (19,239)         (14,236)
Plan amendment                                           3,190              837
Foreign currency translation                               (4)              (2)
                                                 --------------   --------------
Projected benefit obligation at June 30,             $ 213,675        $ 221,985
                                                 ==============   ==============

    The changes in the fair values of the pension plans' assets were as follows:

                                                     2000             1999
                                                 --------------   --------------
Plan assets at July 1,                               $ 257,662        $ 261,097
Actual return on plan assets                            10,767           11,995
Administrative expenses                                (1,413)          (1,190)
Benefit payments                                      (19,239)         (14,236)
Foreign currency translation                               (9)              (4)
                                                 --------------   --------------
Plan assets at June 30,                              $ 247,768        $ 257,662
                                                 ==============   ==============

     The following table sets forth the funded status and amounts recognized in our consolidated balance sheets at June 30, 2000 and 1999, for the plans:

                                                                  June 30, 2000      June 30, 1999
                                                                ----------------   ----------------
Plan assets in excess of projected benefit obligations                 $ 34,096           $ 35,677
Unrecognized net loss                                                    26,970             27,867
Unrecognized prior service cost                                           3,534                634
Unrecognized transition (asset)                                           (182)              (220)
                                                                ----------------   ----------------
Prepaid pension expense recognized in the balance sheet                $ 64,418           $ 63,958
                                                                ================   ================

     The net prepaid pension expense recognized in the consolidated balance sheets consisted entirely of a prepaid pension asset.

     A summary of the components of total pension expense is as follows:

                                                                    2000             1999             1998
                                                                --------------   --------------   --------------
Service cost - benefits earned during the period                      $ 5,122          $ 3,454          $ 2,685
Interest cost on projected benefit obligation                          15,214           14,328           14,518
Expected return on plan assets                                       (22,360)         (21,694)         (20,455)
Amortization of net loss                                                1,306            1,813            1,522
Amortization of prior service cost (credit)                               290            (184)            (184)
Amortization of transition (asset)                                       (37)             (36)             (38)
                                                                --------------   --------------   --------------
Net periodic pension (income)                                         $ (465)        $ (2,319)        $ (1,952)
                                                                ==============   ==============   ==============

    Weighted average assumptions used in accounting for the defined benefit pension plans as of June 30, 2000 and 1999 were as follows:

                                                          2000             1999
                                                     --------------   --------------
Discount rate                                                 8.0%            7.25%
Expected rate of increase in salaries                         4.5%             4.5%
Expected long-term rate of return on plan assets              9.0%             9.0%

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

    The changes in the accumulated postretirement benefit obligation of the plans were as follows:

                                                                      2000               1999
                                                                 ---------------     --------------
Accumulated postretirement benefit obligation at July 1,               $ 55,027           $ 58,197
Service cost                                                                302                227
Interest cost                                                             3,733              3,860
Actuarial gains                                                         (3,290)            (2,718)
Benefit payments                                                        (5,198)            (4,539)
Acquisitions/Divestitures                                                  (16)                  -
                                                                 ---------------     --------------
Accumulated postretirement benefit obligation at June 30,              $ 50,558           $ 55,027
                                                                 ===============     ==============

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

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 2000 and 1999, for the plans:

                                                                     2000               1999
                                                                ----------------    --------------
Accumulated postretirement benefit obligation                          $ 50,558          $ 55,027
Unrecognized prior service credit                                           797               866
Unrecognized net loss                                                   (8,960)          (12,833)
                                                                ----------------    --------------
Accrued postretirement benefit liability                               $ 42,395          $ 43,060
                                                                ================    ==============

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

     A summary of the components of total postretirement expense is as follows:

                                                                          2000            1999           1998
                                                                   -------------   -------------  --------------
Service cost - benefits earned during the period                         $  302          $  227          $  166
Interest cost on accumulated postretirement benefit obligation            3,733           3,860           3,979
Amortization of prior service credit                                       (69)            (69)            (69)
Amortization of net loss                                                    583             835             442
                                                                   -------------   -------------  --------------
Net periodic postretirement benefit cost                                $ 4,549         $ 4,853         $ 4,518
                                                                   =============   =============  ==============


     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of and for the fiscal year ended June 30, 2000:

                                                                           One Percentage-Point
                                                                        Increase           Decrease
                                                                     ----------------    --------------
Effect on service and interest components of net periodic cost                $  107          $  (105)
Effect on accumulated postretirement benefit obligation                        1,490           (1,351)

9.  INCOME TAXES

     The provision (benefit) for income taxes from continuing operations is summarized as follows:

                                                2000              1999               1998
                                           ---------------   ----------------   ---------------
 Current:
     Federal                                    $(11,234)           $  3,416         $ (6,245)
     State                                            427                140               500
     Foreign                                        2,893              3,994             3,893
                                           ---------------   ----------------   ---------------
                                                  (7,914)              7,550           (1,852)
 Deferred:
     Federal                                        5,508           (10,731)            46,092
     State                                        (1,993)           (10,064)             3,034
                                           ---------------   ----------------   ---------------
                                                    3,515           (20,795)            49,126
                                           ---------------   ----------------   ---------------
 Net tax provision (benefit)                    $ (4,399)          $(13,245)          $ 47,274
                                           ===============   ================   ===============

     The income tax provision (benefit) for continuing operations differs from that computed using the statutory Federal income tax rate of 35%, in fiscal 2000, 1999, and 1998, for the following reasons:

                                                                     2000               1999               1998
                                                                ----------------   ---------------    ---------------
 Computed statutory amount                                              $ 6,199        $ (12,760)            $43,188
 State income taxes, net of applicable federal tax benefit                (654)             2,488              4,362
 Nondeductible acquisition valuation items                                4,002             1,903              1,204
 Tax on foreign earnings, net of tax credits                            (5,030)           (2,392)            (1,143)
 Difference between book and tax basis of assets acquired and
     liabilities assumed                                                (1,491)              (53)              4,932
 Revision of estimate for tax accruals                                  (7,800)           (1,790)            (3,905)
 Other                                                                      375             (641)            (1,364)
                                                                ----------------   ---------------    ---------------
 Net tax provision (benefit)                                           $(4,399)        $ (13,245)            $47,274
                                                                ================   ===============    ===============


     The following table is a summary of the significant components of our deferred tax assets and liabilities, and deferred provision or benefit, for the following periods:

                                                                  2000                               1999             1998
                                                                Deferred                           Deferred         Deferred
                                               June 30,        (Provision)        June 30,        (Provision)     (Provision)
                                                 2000            Benefit            1999            Benefit         Benefit
                                            ---------------  ----------------  ---------------   --------------  ---------------
 Deferred tax assets:
 Accrued expenses                                 $  6,249         $ (7,910)         $ 14,159         $ 11,572        $ (3,853)
 Asset basis differences                             9,384               562            8,822              710            7,540
 Inventory                                           5,135           (5,982)           11,117           11,117          (2,198)
 Employee compensation and benefits                 17,022             3,435           13,587            8,501             (55)
 Environmental reserves                              4,738               763            3,975              509              207
 Loss and credit carryforward                        7,035             7,035                -                -                -
 Postretirement benefits                            12,000           (4,428)           16,428          (1,706)          (1,338)
 Other                                               2,234           (2,405)            4,639          (7,465)            4,506
                                            ---------------  ----------------  ---------------   --------------  ---------------
                                                    63,797           (8,930)           72,727           23,238            4,809
 Deferred tax liabilities:
 Asset basis differences                          (80,038)             4,348         (84,386)          (3,954)         (54,012)
 Inventory                                               -                 -                -            1,546          (1,546)
 Pensions                                         (19,318)               296         (19,614)            (428)               95
 Other                                             (4,548)               771          (5,319)              393            1,528
                                            ---------------  ----------------  ---------------   --------------  ---------------
                                                 (103,904)             5,415        (109,319)          (2,443)         (53,935)
                                            ---------------  ----------------  ---------------   --------------  ---------------
 Net deferred tax liability                     $ (40,107)         $ (3,515)        $(36,592)         $ 20,795       $ (49,126)
                                            ===============  ================  ===============   ==============  ===============

     The amounts included in the balance sheet are as follows:

                                                                   June 30,         June 30,
                                                                     2000             1999
                                                                ---------------  ---------------
 Prepaid expenses and other current assets:
 Current deferred                                                     $ 27,206          $ 5,999
                                                                ===============  ===============
 Noncurrent income tax liabilities:
 Noncurrent deferred                                                  $ 67,313         $ 42,591
 Other noncurrent                                                       61,202           79,370
                                                                ---------------  ---------------
                                                                      $128,515        $ 121,961
                                                                ===============  ===============

     We maintain a very complex structure in the United States and overseas, particularly due to the large number of acquisitions and dispositions that have occurred along with other tax planning strategies. Our management performs a comprehensive review of its worldwide tax positions on an annual basis. Based on positive outcomes in recent years as a result of discussions and resolutions of matters with the tax authorities and the closure of tax years subject to tax audit, management has reversed tax accruals, no longer needed, of $7,800, $1,790, and $3,905 in 2000, 1999, and 1998, respectively.

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

     A summary of stock option transactions under our stock option plans is presented in the following tables:

                                                                                   Weighted
                                                                                    Average
                                                                                   Exercise
                                                             Shares                  Price
                                                      --------------------    -------------------
Outstanding at July 1, 1997                                     1,485,440               $   7.46
    Granted                                                       357,250                  24.25
    Exercised                                                   (141,259)                   4.70
    Forfeited                                                    (46,650)                   7.56
                                                      --------------------    -------------------
Outstanding at June 30, 1998                                    1,654,781                   7.46
    Granted                                                       338,000                  14.36
    Plans assumption from Banner merger                           870,315                   4.25
    Exercised                                                    (75,383)                   5.21
    Expired                                                         (500)                   3.50
    Forfeited                                                       (650)                  12.16
                                                      --------------------    -------------------
Outstanding at June 30, 1999                                    2,786,563                  11.05
    Granted                                                       200,500                   8.89
    Exercised                                                   (329,126)                   3.98
    Expired                                                      (88,216)                   6.79
    Forfeited                                                   (103,150)                  14.53
                                                      --------------------    -------------------
Outstanding at June 30, 2000                                    2,466,571              $   11.82
                                                      ====================    ===================
Exercisable at June 30, 1998                                      667,291              $    6.58
Exercisable at June 30, 1999                                    1,867,081              $    8.75
Exercisable at June 30, 2000                                    1,793,459              $   10.57

     A summary of options outstanding at June 30, 2000 is presented as follows:

                                                Options Outstanding                             Options Exercisable
                               -------------------------------------------------------   ----------------------------------
                                                      Weighted            Average                              Weighted
                                                       Average           Remaining                              Average
         Range of                   Number            Exercise           Contract            Number            Exercise
      Exercise Prices            Outstanding            Price              Life            Exercisable           Price
----------------------------   -----------------    --------------    ----------------   ----------------    --------------
     $ 3.50   - $ 8.625                 822,699            $ 5.30        1.1 years               762,199           $  5.18
     $ 8.72   - $13.48                  492,987            $ 9.57        3.7 years               345,487           $  9.41
     $13.625  - $16.25                  841,385           $ 14.80        2.2 years               531,023           $ 14.94
     $18.5625 - $25.0625                309,500           $ 24.65        1.2 years               154,750           $ 24.65
----------------------------   -----------------    --------------    ----------------   ----------------    --------------
     $ 3.50   - $25.0625              2,466,571           $ 11.82        4.1 years             1,793,459           $ 10.57
============================   =================    ==============    ================   ================    ==============

     The weighted average grant date fair value of options granted during 2000, 1999 and 1998 was $4.16, $6.48, and $11.18, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following significant assumptions were made in estimating fair value:

                                                             2000                    1999                  1998
                                                      --------------------    -------------------    ------------------
Risk-free interest rate                                   5.9% - 6.8%             4.3% - 5.4%           5.4% - 6.3%
Expected life in years                                       4.66                    4.66                  4.66
Expected volatility                                        45% - 47%               45% - 46%             44% - 45%
Expected dividends                                           none                    none                   none

     We recognized compensation expense of $23 from stock options issued to a consultant and $414 from an employee stock plan that was established with our acquisition of Special-T Fasteners in 1998. We recognized compensation expense of $104 as a result of stock options that were modified in 1998. We are applying APB Opinion No. 25 in accounting for our stock option plans. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in 2000, 1999 or 1998. If stock options granted in 2000, 1999 and 1998 were accounted for based on their fair value as determined under SFAS 123, pro forma earnings would be as follows:

                                                               2000               1999              1998
                                                          ---------------    ---------------   ----------------
Net earnings (loss):
    As reported                                                  $ 9,758         $ (59,009)           $101,090
    Pro forma                                                      8,096           (60,682)             99,817
Basic earnings (loss) per share:
    As reported                                                  $  0.39           $ (2.59)             $ 5.36
    Pro forma                                                       0.32             (2.66)               5.30
Diluted earnings (loss) per share:
    As reported                                                  $  0.39           $ (2.59)             $ 5.14
    Pro forma                                                       0.32             (2.66)               5.07

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

12.  EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings
(loss) per share:

                                                                          2000               1999                1998
                                                                     ----------------   ----------------    ---------------
Basic earnings per share:
Earnings (loss) from continuing operations                                 $  21,764         $ (23,507)           $ 52,399
                                                                     ================   ================    ===============
Weighted average common shares outstanding                                    24,954             22,766             18,834
                                                                     ================   ================    ===============
Basic earnings per share:
Basic earnings (loss) from continuing operations per share                  $   0.87          $  (1.03)           $   2.78
                                                                     ================   ================    ===============

Diluted earnings per share:
Earnings (loss) from continuing operations                                 $  21,764         $ (23,507)           $ 52,399
                                                                     ================   ================    ===============
Weighted average common shares outstanding                                    24,954             22,766             18,834
Diluted effect of options                                                         97       antidilutive                546
Diluted effect of warrants                                                        86       antidilutive                289
                                                                     ----------------   ----------------    ---------------
Total shares outstanding                                                      25,136             22,766             19,669
                                                                     ================   ================    ===============
Diluted earnings (loss) from continuing operations per share                $   0.87          $  (1.03)           $   2.66
                                                                     ================   ================    ===============

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

13.  RESTRUCTURING CHARGES

     In fiscal 1999, we recorded $6,374 of restructuring charges. Of this amount, $500 was recorded at our corporate office for severance benefits and $348 was recorded at our aerospace distribution segment for the write-off of building improvements from premises vacated. The remaining, $5,526 was recorded as a result of the Kaynar Technologies initial integration in our aerospace fasteners segment, i.e. for severance benefits ($3,932), for product integration costs incurred as of June 30, 1999 ($1,334), and for the write down of fixed assets ($260). In fiscal 2000, we recorded $8,578 of restructuring charges as a result of the continued integration of Kaynar Technologies into our aerospace fasteners segment. All of the charges recorded during the current year were a direct result of product and plant integration costs incurred as of June 30, 2000. These costs were classified as restructuring and were the direct result of formal plans to move equipment, close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. As of June 20, 2000, significantly all of our integration plans have been executed and our integration process is substantially complete.

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

     We have extended loans to purchase our Class A common stock to certain members of our senior management and Board of Directors, for the purpose of encouraging ownership of our stock, and to provide additional incentive to promote our success. The loans are non-interest bearing, have maturity dates ranging from 21/2to 41/2years, and become due and payable immediately upon the termination of employment for senior management, or director affiliation with us for a director. As of June 30, 2000, the indebtedness owed to us from Mr. Cohen, Mr. Flynn, Mr. Juris, Mr. Persavich, Mr. Sharpe, and Mr. J. Steiner, was approximately $175 each. On June 30, 2000, Ms. Hercot,
Mr. Kelley, Mr. Miller and Mr. E. Steiner owed us approximately $167, $50, $220 and $220, respectively. On June 30, 2000, approximately $106 of indebtedness was owed to us by each of Mr. Caplin, Mr. David, Mr. Harris, Mr. Lebard, and Mr. Richey. As of June 30, 2000, each of the individual amounts due to us represented the largest aggregate balance of indebtedness outstanding under the officer and director stock purchase program. We recognized compensation expense of $443 in 2000 as a result of favorable terms granted to the recipients of the loans.

     On November 16, 1999, Mr. Richey borrowed $46 from us to exercise stock options and hold our Class A common stock. The loan matures on November 16, 2001 and bears interest at 5.5%.

     On June 30, 2000, Mr. J. Stenier has non-interest bearing indebtedness owed to us of $200. He has authorized us to deduct this amount from his fiscal 2001compensation.

     In 1998, we made loans in the aggregate amount of $300 to Mr. Sharpe in order to assist him in relocating from California to Virginia. On October 1, 1998, $95 of the first loan for $100 was repaid. The second loan, for $200, bears interest at 5.5% per annum and matures on June 30, 2001. At June 30, 2000, a balance of approximately $214 was outstanding.

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

                                                                     2000                1999                1998
                                                                ----------------    ----------------   -----------------
 Sales:
     Aerospace Fasteners                                              $ 533,620           $ 442,722           $ 387,236
     Aerospace Distribution                                             101,002             168,336             358,431
     Corporate and Other                                                    739               6,264               5,760
     Eliminations (a)                                                         -                   -            (10,251)
                                                                ----------------    ----------------   -----------------
 Total Sales                                                          $ 635,361           $ 617,322           $ 741,176
                                                                ================    ================   =================
 Operating Income (Loss):
     Aerospace Fasteners                                               $ 33,909            $ 38,956            $ 32,722

     Aerospace Distribution                                               7,758            (40,003)              20,330

     Corporate and Other                                               (18,424)            (44,864)             (7,609)
                                                                ----------------    ----------------   -----------------
 Operating Income (Loss) (b)                                           $ 23,243          $ (45,911)            $ 45,443
                                                                ================    ================   =================
 Capital Expenditures:
     Aerospace Fasteners                                               $ 26,367            $ 27,414            $ 31,221
     Aerospace Distribution                                                 630               1,951               3,812
     Corporate and Other                                                    342                 777                 996
                                                                ----------------    ----------------   -----------------
 Total Capital Expenditures                                            $ 27,339            $ 30,142            $ 36,029
                                                                ================    ================   =================
 Depreciation and Amortization:
     Aerospace Fasteners                                               $ 38,025            $ 22,459            $ 16,260
     Aerospace Distribution                                                 976               1,871               3,412
     Corporate and Other                                                  2,820               1,327               1,201
                                                                ----------------    ----------------   -----------------
 Total Depreciation and Amortization                                   $ 41,821            $ 25,657            $ 20,873
                                                                ================    ================   =================
 Identifiable Assets at June 30:
     Aerospace Fasteners                                              $ 632,152           $ 655,714           $ 427,927
     Aerospace Distribution                                              90,918             291,281             452,397
     Corporate and Other                                                544,350             381,791             276,935
                                                                ----------------    ----------------   -----------------
 Total Identifiable Assets                                          $ 1,267,420         $ 1,328,786         $ 1,157,259
                                                                ================    ================   =================

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

19.  FOREIGN OPERATIONS AND EXPORT SALES

     Our operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area. Sales by geographic area are attributed by country of domicile of our subsidiaries. Our financial data by geographic area is as follows:

                                                                        2000               1999                1998
                                                                   ----------------   ----------------    ---------------
Sales by Geographic Area:
    United States                                                        $ 470,984          $ 440,447          $ 613,325
    Europe                                                                 160,954            176,315            127,851
    Australia                                                                2,762                417                  -
    Other                                                                      661                143                  -
                                                                   ----------------   ----------------    ---------------
Total Sales                                                              $ 635,361          $ 617,322          $ 741,176
                                                                   ================   ================    ===============
Operating Income (Loss) by Geographic Area:
    United States                                                         $(1,440)          $(66,245)           $ 28,575
    Europe                                                                  24,382             19,989             16,868
    Australia                                                                  380                331                  -
    Other                                                                     (79)                 14                  -
                                                                   ----------------   ----------------    ---------------
Total Operating Income (Loss)                                              $23,243          $(45,911)           $ 45,443
                                                                   ================   ================    ===============
Identifiable Assets by Geographic Area at June 30:
    United States                                                       $1,013,100         $1,011,993          $ 903,054
    Europe                                                                 244,106            306,156            254,205
    Australia                                                                9,399             10,176                  -
    Other                                                                      815                461                  -
                                                                   ----------------   ----------------    ---------------
Total Identifiable Assets                                               $1,267,420         $1,328,786         $1,157,259
                                                                   ================   ================    ===============
Long-lived Assets by Geographic Area at June 30:
    United States                                                        $ 343,151           $353,006           $476,911
    Germany                                                                 10,345             10,424              8,870
    France                                                                  32,749             36,987             30,787
    Australia                                                                2,016              2,695                  -
    Other                                                                    1,839              2,635              1,458
                                                                   ----------------   ----------------    ---------------
Total Long-lived Assets                                                   $390,101           $405,747           $518,026
                                                                   ================   ================    ===============

     Export sales are defined as sales by our domestic operations to customers in foreign regions. Export sales were as follows:

                                                                        2000               1999                1998
                                                                   ----------------   ----------------    ---------------
Export Sales
     Europe                                                               $ 42,831           $ 42,891           $ 68,515
     Canada                                                                 16,621             12,460             16,426
     Japan                                                                   8,568             14,147             12,056
     Asia (excluding Japan)                                                  3,031              6,337             19,744
     South America                                                           1,146              3,556             11,038
     Other                                                                   4,947             14,694             10,340
                                                                   ----------------   ----------------    ---------------
Total Export Sales                                                        $ 77,144           $ 94,085          $ 138,119
                                                                   ================   ================    ===============

20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table of quarterly financial data has been prepared from our financial records, without audit, and reflects all adjustments which are, in the opinion of our management, necessary for a fair presentation of the results of operations for the interim periods presented.

Fiscal 2000 quarters ended                                                  Oct. 3         Jan. 2         April 2        June 30
                                                                        ------------------------------------------------------------
 Net sales                                                                    $164,509        $152,244       $158,029       $160,579
 Gross profit                                                                   43,147          37,872         40,502         41,817
 Earnings (loss) from continuing operations                                     18,110         (7,080)          2,622          8,112
    per basic share                                                               0.73          (0.28)           0.10           0.32
    per diluted share                                                             0.72          (0.28)           0.10           0.32
Loss from disposal of discontinued operations, net                                   -               -              -       (12,006)
    Per basic share                                                                  -               -              -         (0.48)
    Per diluted share                                                                -               -              -         (0.48)
Net earnings (loss)                                                             18,110         (7,080)          2,622        (3,894)
    Per basic share                                                               0.73          (0.28)           0.10         (0.16)
    per diluted share                                                             0.72          (0.28)           0.10         (0.16)
Market price range of Class A Stock:
High                                                                          12 15/16         10 3/16         9 7/16              8
Low                                                                              8 3/8         6 13/16          4 1/2          4 1/8
Close                                                                            9 3/4          9 1/16        6 13/16          4 7/8

Fiscal 1999 quarters ended                                                 Sept. 27        Dec. 27        March 28       June 30
                                                                        ------------------------------------------------------------
Net sales                                                                     $148,539        $151,181       $146,352       $171,250
Gross profit                                                                    34,672          18,062         36,890         22,805
Earnings (loss) from continuing operations                                       1,190         (8,827)         20,383       (36,253)
    per basic share                                                               0.05          (0.40)           0.93         (1.46)
    per diluted share                                                             0.05          (0.40)           0.92         (1.46)
Loss from disposal of discontinued operations, net                                   -         (9,180)       (19,694)        (2,475)
    per basic share                                                                  -          (0.42)         (0.90)         (0.10)
    per diluted share                                                                -          (0.42)         (0.89)         (0.10)
Extraordinary items, net                                                             -               -              -        (4,153)
    Per basic share                                                                  -               -              -         (0.17)
    Per diluted share                                                                -               -              -         (0.17)
Net earnings (loss)                                                              1,190        (18,007)            689       (42,881)
    per basic share                                                               0.05          (0.82)           0.03         (1.73)
    per diluted share                                                             0.05          (0.82)           0.03         (1.73)
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

                       CONSOLIDATING STATEMENT OF EARNINGS
                        FOR THE YEAR ENDED JUNE 30, 2000
                                                              Parent                        Non                          Fairchild
                                                             Company      Guarantors     Guarantors    Eliminations     Historical
                                                           ------------- -------------- -------------  --------------  -------------
Net Sales                                                        $    -      $ 470,595     $ 166,558      $  (1,792)       $ 635,361
Costs and expenses:
Cost of sales                                                         -        355,643       118,172         (1,792)         472,023
Selling, general & administrative                                 6,175         91,305        21,463               -         118,943
Restructuring                                                         -          8,578             -               -           8,578
Amortization of goodwill                                            808         10,745         1,021               -          12,574
                                                           ------------- -------------- -------------  --------------  -------------
                                                                  6,983        466,271       140,656         (1,792)         612,118
                                                           ------------- -------------- -------------  --------------  -------------
Operating income (loss)                                         (6,983)          4,324        25,902               -          23,243

Net interest expense                                             42,347        (7,512)         9,257               -          44,092
Investment income, net                                              (6)        (9,929)             -               -         (9,935)
Intercompany dividends                                                -              -             -               -               -
Nonrecurring income on disposition of subsidiary                      -              -      (28,625)               -        (28,625)
                                                           ------------- -------------- -------------  --------------  -------------
Earnings (loss) before taxes                                   (49,324)         21,765        45,270               -          17,711
Income tax (provision) benefit                                    6,343          (238)       (1,706)               -           4,399
Equity in earnings of affiliates and subsidiaries                52,739              -             -        (53,086)           (347)
Earnings (loss) from continuing operations                        9,758         21,527        43,564        (53,086)          21,763
Earnings (loss) from disposal of discontinued operations              -              -      (12,005)               -        (12,005)
                                                           ------------- -------------- -------------  --------------  -------------
Net earnings (loss)                                             $ 9,758      $  21,527      $ 31,559      $ (53,086)       $   9,758
                                                           ============= ============== =============  ==============  =============


                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2000

                                                              Parent                        Non                          Fairchild
                                                             Company      Guarantors     Guarantors    Eliminations     Historical
                                                           ------------- -------------- -------------  --------------  -------------
Cash                                                             $   35       $ 23,063      $ 12,692         $     -       $  35,790
Short-term investments                                               71          8,983             -               -           9,054
Accounts Receivable (including intercompany), less
   Allowances                                                     2,079         82,054        43,097               -         127,230
Inventory, net                                                        -        130,634        49,225               -         179,859
Prepaid and other current assets                                    141         67,624         6,466               -          74,231
                                                           ------------- -------------- -------------  --------------  -------------
Total current assets                                              2,326        312,358       111,480               -         426,164

Investment in Subsidiaries                                      869,958              -             -       (869,958)               -
Net fixed assets                                                    493        131,029        42,615               -         174,137
Net assets held for sale                                              -         20,112             -               -          20,112
Investments and advances in affiliates                              945          2,293             -               -           3,238
Goodwill                                                         16,528        385,156        34,758               -         436,442
Deferred loan costs                                              13,284             24         1,406               -          14,714
Prepaid pension assets                                                -         64,418             -               -          64,418
Real estate investment                                                -              -       112,572               -         112,572
Long-term investments                                               355          9,729             -               -          10,084
Other assets                                                     17,592       (13,418)         1,365               -           5,539
                                                           ------------- -------------- -------------  --------------  -------------
Total assets                                                   $921,481      $ 911,701     $ 304,196      $(869,958)      $1,267,420
                                                           ============= ============== =============  ==============  =============

Bank notes payable & current maturities of debt                $  2,250       $  2,194      $ 24,150         $     -       $  28,594
Accounts payable (including intercompany)                         2,954         46,105        13,435               -          62,494
Other accrued expenses                                         (42,778)        129,106        36,113               -         122,441
Net current liabilities of discontinued operations                    -              -             -               -               -
                                                           ------------- -------------- -------------  --------------  -------------
Total current liabilities                                      (37,574)        177,405        73,698               -         213,529

Long-term debt, less current maturities                         410,691          8,242        34,786               -         453,719
Other long-term liabilities                                         405         19,839         6,474               -          26,718
Noncurrent income taxes                                         145,847       (17,525)           193               -         128,515
Retiree health care liabilities                                       -         38,196         4,607               -          42,803
Minority interest in subsidiaries                                     -              -            23               -              23
                                                           ------------- -------------- -------------  --------------  -------------
Total liabilities                                               519,369        226,157       119,781               -         865,307

Class A common stock                                              3,008              -         2,090         (2,090)           3,008
Class B common stock                                                262              -             -               -             262
Notes due from stockholders                                       (520)        (1,347)             -               -         (1,867)
Paid-in-capital                                                   5,158        226,032       249,301       (249,301)         231,190
Retained earnings                                               469,270        469,183      (58,098)       (618,567)         261,788
Cumulative other comprehensive income                              (46)        (7,838)       (8,878)               -        (16,762)
Treasury stock, at cost                                        (75,020)          (486)             -               -        (75,506)
                                                           ------------- -------------- -------------  --------------  -------------
Total stockholders' equity                                      402,112        685,544       184,415       (869,958)         402,113
                                                           ------------- -------------- -------------  --------------  -------------
Total liabilities & stockholders' equity                       $921,481      $ 911,701     $ 304,196      $(869,958)      $1,267,420
                                                           ============= ============== =============  ==============  =============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000

                                                              Parent                         Non                          Fairchild
                                                             Company       Guarantors    Guarantors     Eliminations     Historical
                                                           -------------  ------------- --------------  --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                             $ 9,758       $ 21,527      $  31,559      $ (53,086)       $  9,758
Depreciation and amortization                                       931         32,350          8,540               -         41,821
Accretion of discount on long-term liabilities                        -           (73)            139               -             66
Deferred loan fee amortization                                    1,075              2            123               -          1,200
(Gain) loss on sale of property, plant and equipment                  -        (2,207)            243               -        (1,964)
Gain on sale of investments                                           -        (9,206)              -               -        (9,206)
Undistributed loss (earnings) of affiliates, net                      -            372              -               -            372
(Gain) on sale of affiliate investments and divestiture
of subsidiary                                                         -              -       (28,625)               -       (28,625)
Change in assets and liabilities                                 58,562      (124,976)       (53,815)          53,086       (67,143)
Non-cash charges and working capital changes of
discontinued operations                                               -              -       (13,351)               -       (13,351)
                                                           -------------  ------------- --------------  --------------  ------------
Net cash (used for) provided by operating activities             70,326       (82,211)       (55,187)               -       (67,072)
                                                           -------------  ------------- --------------  --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from investments                                -         14,655              -               -         14,655
Purchase of property, plant and equipment                           (5)       (19,321)        (8,013)               -       (27,339)
Proceeds from sale of property, plant and equipment                   -         12,693              -               -         12,693
Net proceeds from divestiture of subsidiaries                         -         57,000         51,792               -        108,792
Net proceeds from sale of affiliate investments                       -              -              -               -              -
Proceeds from net assets held for sale                                -          4,672              -               -          4,672
Real estate investment                                                -              -       (27,712)               -       (27,712)
Equity investment in affiliates                                       -        (2,489)              -               -        (2,489)
Investing activities of discontinued operations                       -              -          7,100               -          7,100
                                                           -------------  ------------- --------------  --------------  ------------
Net cash provided by investing activities                           (5)         67,210         23,167               -         90,372
                                                           -------------  ------------- --------------  --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                   52,200        111,569         43,105               -        206,874
Debt repayments                                               (122,359)      (113,465)       (10,436)               -      (246,260)
Loans to Stockholders                                             (520)        (1,347)              -               -        (1,867)
Issuance of Class A common stock                                    366              -              -               -            366
Purchase of treasury stock                                            -          (486)              -               -          (486)
                                                           -------------  ------------- --------------  --------------  ------------
Net cash (used for) financing activities                       (70,313)        (3,729)         32,669               -       (41,373)
                                                           -------------  ------------- --------------  --------------  ------------
Effect of exchange rate changes on cash                               -              -          (997)               -          (997)
                                                           -------------  ------------- --------------  --------------  ------------
Net change in cash and cash equivalents                               8       (18,730)          (348)               -       (19,070)
                                                           -------------  ------------- --------------  --------------  ------------
Cash and cash equivalents, beginning of the year                     27         41,793         13,040               -         54,860
                                                           -------------  ------------- --------------  --------------  ------------
Cash and cash equivalents, end of the period                     $   35       $ 23,063      $  12,692         $     -       $ 35,790
                                                           -------------  ------------- --------------  --------------  ------------


                       CONSOLIDATING STATEMENT OF EARNINGS
                        FOR THE YEAR ENDED JUNE 30, 1999

                                                       Parent                          Non                            Fairchild
                                                      Company       Guarantors      Guarantors     Eliminations       Historical
                                                     ----------    -----------     -----------    -------------      ----------

Net Sales                                                $    -     $  448,495      $  169,720       $    (893)       $ 617,322
  Costs and expenses
     Cost of sales                                            -        381,912         123,874            (893)         504,893
     Selling, general & administrative                    8,114        113,167          24,168                -         145,449
     Restructuring                                            -          6,374               -                -           6,374
     Amortization of goodwill                               248          5,228           1,041                -           6,517
                                                      ----------  -------------     -----------    -------------      ----------
                                                          8,362        506,681         149,083            (893)         663,233
                                                      ----------  -------------     -----------    -------------      ----------
     Operating income (loss)                            (8,362)       (58,186)          20,637                -        (45,911)

  Net interest expense                                   27,130        (4,283)           7,499                -          30,346
  Investment (income) loss, net                               -       (39,800)               -                -        (39,800)
                                                      ----------  -------------     -----------    -------------      ----------
  Earnings (loss) before taxes                         (35,492)       (14,103)          13,138                -        (36,457)
  Income tax (provision) benefit                         21,481        (6,936)         (1,300)                -          13,245
  Equity in earnings of
     Affiliates and subsidiaries                       (44,998)          (516)           1,344           45,965           1,795
  Minority interest                                           -        (2,090)               -                -         (2,090)
                                                      ----------  -------------     -----------    -------------     -----------
  Earnings (loss) from continuing
      Operations                                       (59,009)       (23,645)          13,182           45,965        (23,507)
  Earnings (loss) from disposal of
     Discontinued operations                                  -              -        (31,349)                -        (31,349)
  Extraordinary items                                         -        (4,153)               -                -         (4,153)
                                                      ----------  -------------     -----------    -------------     -----------
  Net earnings (loss)                                $ (59,009)    $  (27,798)      $ (18,167)       $   45,965      $ (59,009)
                                                     ===========  =============    ============    =============     ===========

                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1999

                                             Parent                                 Non                                Fairchild
                                             Company          Guarantors        Guarantors        Eliminations         Historical
                                            -------------    ---------------   ---------------   -----------------    --------------
Cash                                            $     27         $   41,793        $   13,040            $      -         $   54,860
Short-term investments                                71             13,023                 -                   -             13,094
Accounts Receivable (including
   intercompany), less allowances                    549             52,929            76,643                   -            130,121
Inventory, net                                     (182)            145,080            45,341                   -            190,239
Prepaid and other current assets                   1,297             69,000             3,629                   -             73,926
                                            -------------    ---------------   ---------------   -----------------    --------------
    Total current assets                           1,762            321,825           138,653                   -            462,240
Investment in Subsidiaries                       841,744                  -                 -           (841,744)                  -
Net fixed assets                                     611            137,852            45,602                   -            184,065
Net assets held for sale                               -             21,245                 -                   -             21,245
Investments in affiliates                          1,300             13,135            17,356                   -             31,791
Goodwill                                           5,533            402,595            39,594                   -            447,722
Deferred loan costs                               13,029                 26                22                   -             13,077
Prepaid pension assets                                 -             63,958                 -                   -             63,958
Real estate investment                                 -                  -            83,791                   -             83,791
Long-term investments                                  -             15,844                 -                   -             15,844
Other assets                                      16,244           (11,865)               674                   -              5,053
                                            -------------    ---------------   ---------------   -----------------    --------------
    Total assets                              $  880,223         $  964,615        $  325,692         $ (841,744)        $ 1,328,786
                                            =============    ===============   ===============   =================    ==============

Bank notes payable & current maturities
     of debt                                   $   2,250          $   2,548        $   24,062            $      -         $   28,860
Accounts payable (including
    intercompany)                                    972             12,824            58,475                   -             72,271
Other accrued expenses                             7,272             99,669            14,195                   -            121,136
Net current liabilities of discontinued
    operations                                         -                  -            10,999                   -             10,999
                                            -------------    ---------------   ---------------   -----------------    --------------
    Total current liabilities                     10,494            115,041           107,731                   -            233,266

Long-term debt, less current maturities          480,850              9,908             4,525                   -            495,283
Other long-term liabilities                          405             18,138             7,361                   -             25,904
Noncurrent income taxes                         (19,026)            140,749               238                   -            121,961
Retiree health care liabilities                        -             40,189             4,624                   -             44,813
Minority interest in subsidiaries                      -                  9                50                   -                 59
                                            -------------    ---------------   ---------------   -----------------    --------------
    Total liabilities                            472,723            324,034           124,529                   -            921,286

Class A common stock                               2,775                200             5,085             (5,085)              2,975
Class B common stock                                 262                  -                 -                   -                262
Paid-in-capital                                    2,138            226,900           263,058           (263,058)            229,038
Retained earnings (deficit)                      477,191            413,483          (65,043)           (573,601)            252,030
Cumulative other comprehensive income              (764)                (2)           (1,937)                   -            (2,703)
Treasury stock, at cost                         (74,102)                  -                 -                   -           (74,102)
                                            -------------    ---------------   ---------------   -----------------    --------------
    Total stockholders' equity                   407,500            640,581           201,163           (841,744)            407,500
                                            -------------    ---------------   ---------------   -----------------    --------------
Total liabilities & stockholders' equity      $  880,223         $  964,615        $  325,692         $ (841,744)        $ 1,328,786
                                            =============    ===============   ===============   =================    ==============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1999

                                                      Parent                               Non                             Fairchild
                                                      Company         Guarantors       Guarantors       Eliminations      Historical
                                                   ------------     ------------      ------------      ------------     -----------
Cash Flows from Operating Activities:
Net earnings (loss)                                $  (59,009)      $  (27,798)       $  (18,167)       $   45,965       $  (59,009)
Depreciation & amortization                                127           17,610             7,920                -            25,657
Amortization of deferred loan fees                       1,100                -                 -                -             1,100
Accretion of discount on long-term liabilities           5,270                -                 -                -             5,270
Extraordinary items net of cash paid                         -            6,389                 -                -             6,389
Provision for restructuring                                  -            3,774                 -                -             3,774
Loss on sale of PP&E                                         -              307                93                -               400
Distributed earnings of affiliates                           -            1,460             1,973                -             3,433
Minority interest                                            -            2,826             (736)                -             2,090
Change in assets and liabilities                        15,030           52,898           (3,058)         (45,965)            18,905
Non-cash charges and working capital changes
     of discontinued operations                              -                -            15,259                -            15,259
                                                   ------------     ------------      ------------      -----------      -----------
Net cash (used for) provided by operating
    activities                                        (37,482)           57,466             3,284                -            23,268
                                                   ------------     ------------      ------------      -----------      -----------
Cash Flows from Investing Activities:
Proceeds received from investment securities                 -          189,379                 -                -           189,379
Purchase of PP&E                                          (61)         (19,162)          (10,919)                -          (30,142)
Proceeds from sale of PP&E                                   -              656               188                -               844
Equity investment in affiliates                            630          (8,308)                 -                -           (7,678)
Gross proceeds from divestiture of subsidiary                -           60,396                 -                -            60,396
Acquisition of subsidiaries, net of cash acquired    (221,467)         (45,287)           (7,673)                -         (274,427)
Change in real estate investment                             -                -          (40,351)                -          (40,351)
Change in net assets held for sale                           -            3,134                 -                -             3,134
Investing activities of discontinued operations              -                -             (312)                -             (312)
                                                   ------------     ------------      ------------      -----------      -----------
Net cash (used for) provided by investing
   activities                                        (220,898)          180,808          (59,067)                -          (99,157)
                                                   ------------     ------------      ------------      -----------      -----------
Cash Flows from Financing Activities:
Proceeds from issuance of debt                         483,100          (3,241)             3,363                -           483,222
Debt repayment (including intercompany), net         (225,000)        (213,187)            58,104                -         (380,083)
Issuance of Class A common stock                           126            (126)                 -                -                 -
Proceeds from exercised stock options                      181                -                 -                -               181
Purchase of treasury stock                                   -         (22,102)                 -                -          (22,102)
                                                   ------------     ------------      ------------      -----------      -----------
Net cash (used for) provided by financing
   activities                                          258,407        (238,656)            61,467                -            81,218
                                                   ------------     ------------      ------------      -----------      -----------
Exchange rate effect on cash                                 -                -              (70)                -              (70)
                                                   ------------     ------------      ------------      -----------      -----------
Net change in cash and cash equivalents                     27            (382)             5,614                -             5,259
Cash, beginning of the year                                  -           42,175             7,426                -            49,601
                                                   ------------     ------------      ------------      -----------      -----------
Cash, end of the year                                 $     27       $   41,793        $   13,040         $      -        $   54,860
                                                   ============     ============      ============      ===========      ===========

                      CONSOLIDATING STATEMENTS OF EARNINGS
                        FOR THE YEAR ENDED JUNE 30, 1998



                                                Parent                                 Non                                Fairchild
                                                Company          Guarantors        Guarantors        Eliminations         Historical
                                                -------          ----------        ----------        ------------        -----------

Net Sales                                       $      -         $  613,324        $  138,807         $  (10,955)         $  741,176
Costs and expenses
    Cost of sales                                      -            464,942           100,683            (10,955)            554,670
    Selling, general & administrative              3,516            112,447            19,631                   -            135,594
    Amortization of goodwill                         147              4,247             1,075                   -              5,469
                                              -----------        -----------      ------------       -------------       -----------
                                                   3,663            581,636           121,389            (10,955)            695,733
                                              -----------        -----------      ------------       -------------       -----------
    Operating income (loss)                      (3,663)             31,688            17,418                   -             45,443

Net interest expense                              24,048             14,094             4,573                   -             42,715
Investment (income) loss, net                      (208)              3,570                 -                   -              3,362
Nonrecurring income on
    disposition of subsidiary                          -          (124,028)                 -                   -          (124,028)
                                              -----------        -----------      ------------       -------------       -----------
Earnings (loss) before taxes                    (27,503)            138,052            12,845                   -            123,394
Income tax (provision) benefit                    10,580           (54,384)           (3,470)                   -           (47,274)
Equity in earnings of affiliates and
subsidiaries                                     118,013                140             3,044           (118,626)              2,571
Minority interest                                      -           (26,292)                 -                   -           (26,292)
                                              -----------        -----------      ------------       -------------       -----------
Earnings (loss) from continuing operations       101,090             57,516            12,419           (118,626)             52,399
Earnings (loss) from discontinued
operations                                             -              2,348           (6,644)                   -            (4,296)
Earnings (loss) from disposal of
    discontinued operations                            -             95,018          (35,301)                   -             59,717
Extraordinary items                                    -            (6,730)                 -                   -            (6,730)
                                              -----------        -----------      ------------       -------------       -----------
Net earnings (loss)                           $  101,090         $  148,152       $  (29,526)         $ (118,626)         $  101,090
                                              ===========        ===========      ============       =============       ===========


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1998

                                                Parent                                 Non                                Fairchild
                                                Company          Guarantors        Guarantors        Eliminations         Historical
                                              -----------        -----------       -----------       -------------        ----------
Cash Flows from Operating Activities:
Net earnings (loss)                           $  101,090         $  148,152       $  (29,526)         $ (118,626)         $  101,090
Depreciation & amortization                           72             14,939             5,862                   -             20,873
Amortization of deferred loan fees                 2,406                  -                 -                   -              2,406
Accretion of discount on long-term
liabilities                                        3,766                  -                 -                   -              3,766
Net gain on disposition of subsidiaries                -          (124,041)                 -                   -          (124,041)
Net gain on sale of discontinued operations            -          (132,787)                 -                   -          (132,787)
Extraordinary items net of cash paid                   -             10,347                 -                   -             10,347
Loss on sale of PP&E                                   -                147                99                   -                246
Distributed earnings of affiliates                     -                547             1,178                   -              1,725
Minority interest                                      -             26,890             (598)                   -             26,292
Change in assets and liabilities               (187,408)             64,276           (2,431)             118,626            (6,937)
Non-cash charges and working capital
changes of discontinued operations                     -                  -            11,789                   -             11,789
                                              -----------        -----------      ------------       -------------        ----------
Net cash (used for) provided by operating
  activities                                    (80,074)              8,470          (13,627)                   -           (85,231)
                                              -----------        -----------      ------------       -------------        ----------
Cash Flows from Investing Activities:
Proceeds used for investment securities                -            (7,287)                 -                   -            (7,287)
Purchase of PP&E                                       -           (30,220)           (5,809)                   -           (36,029)
Proceeds from sale of PP&E                             -                336                 -                   -                336
Equity investment in affiliates                    (141)            (4,202)                 -                   -            (4,343)
Minority interest in subsidiaries                      -           (26,383)                 -                   -           (26,383)
Acquisition of subsidiaries, net of cash
  acquired                                             -           (25,445)           (7,350)                   -           (32,795)
Net proceeds from sale of
    discontinued operations                            -            167,987                 -                   -            167,987
Change in real estate investment                       -                  -          (17,262)                   -           (17,262)
Change in net assets held for sale                     -              2,140                 -                   -              2,140
Investing activities of discontinued
  operations                                           -                  -           (2,750)                   -            (2,750)
                                              -----------        -----------      ------------       -------------        ----------
Net cash (used for) provided by investing
  activities                                       (141)             76,926          (33,171)                   -             43,614
                                              -----------        -----------      ------------       -------------        ----------
Cash Flows from Financing Activities:
Proceeds from issuance of debt                   225,000             50,523                 -                   -            275,523
Debt repayment (including
  intercompany), net                           (198,867)          (106,899)            47,752                   -          (258,014)
Issuance of Class A common stock                  53,848                193                 -                   -             54,041
Financing activities of discontinued
   operations                                          -                  -             2,538                   -              2,538
                                              -----------        -----------      ------------       -------------        ----------
Net cash provided by (used for) financing
    Activities                                    79,981           (56,183)            50,290                   -             74,088
                                              -----------        -----------      ------------       -------------        ----------
Exchange rate effect on cash                           -                  -           (2,290)                   -            (2,290)
                                              -----------        -----------      ------------       -------------        ----------
Net change in cash                                 (234)             29,213             1,202                   -             30,181
Cash, beginning of the year                          234             12,962             6,224                   -             19,420
                                              -----------        -----------      ------------       -------------        ----------
Cash, end of the year                           $      -         $   42,175         $   7,426            $      -         $   49,601
                                              ===========        ===========      ============       =============        ==========

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



Date:  May 7, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.

By: /s/       JEFFREY J. STEINER        Chairman, Chief Executive    May 7, 2001
  ----------------------------------      Officer and Director
              Jeffrey J. Steiner

By: /s/       MELVILLE R. BARLOW               Director              May 7, 2001
  ----------------------------------
              Melville R. Barlow

By: /s/       MORTIMER M. CAPLIN               Director              May 7, 2001
  ----------------------------------
              Mortimer M. Caplin

By: /s/       PHILIP DAVID                     Director              May 7, 2001
  ----------------------------------
              Philip David

By: /s/       ROBERT EDWARDS                   Director              May 7, 2001
  ----------------------------------
              Robert Edwards

By: /s/       STEVEN L. GERARD                 Director              May 7, 2001
  -----------------------------------
              Steven L. Gerard

By: /s/       HAROLD J. HARRIS                 Director              May 7, 2001
  -----------------------------------
              Harold J. Harris

By: /s/       DANIEL LEBARD                    Director              May 7, 2001
  -----------------------------------
              Daniel Lebard

By: /s/       HERBERT S. RICHEY                Director              May 7, 2001
  -----------------------------------
              Herbert S. Richey

By: /s/       ERIC I. STEINER         President, Chief Operating     May 7, 2001
  -----------------------------------    Officer and Director
              Eric I. Steiner