Form 10-Q/A
period 2000-10-01
FAIRCHILD CORP
filed 2001-05-10
CIK 9779

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

                          Commission File Number 1-6560


                            THE FAIRCHILD CORPORATION
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                     34-0728587
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or organization)

   45025 Aviation Drive, Suite 400
   Dulles, VA                                            20166
   --------------------------------               -------------------
   (Address of principal executive offices)             (Zip Code)

   Registrant's telephone number, including area code            (703) 478-5800
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

                                    YES X NO
                                       ---  ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
            Title of Class                                       April 1, 2001
            --------------                                       -------------
   Class A Common Stock, $0.10 Par Value                            22,527,801
   Class B Common Stock, $0.10 Par Value                             2,621,502

AMENDMENT:

The purpose of this amendment is to provide restated financial information and additional disclosure for Part I, Financial Information. The Company is improving its results for the three months ended October 1, 2000, by restating a $0.5 million loss, or $0.02 per share, previously recognized from the cumulative effect of change in accounting for derivatives to other comprehensive income. See Note 8 of Part I, Item 1 "Financial Information." The Company is also enhancing its segment disclosure to reflect the addition of our real estate segment.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                           ----
PART I.FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Balance Sheets as of October 1, 2000
           (Unaudited) and June 30, 2000..............................         3

           Consolidated Statements of Earnings (Unaudited)for the Three
           Months ended October 1, 2000  and October 3, 1999...........        5

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Three Months ended October 1, 2000 and October 3, 1999      7

           Notes to Condensed Consolidated Financial Statements (Unaudited)    8

  Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition....................................        18

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk..        24



     All references in this Quarterly Report on Form 10-Q to the terms "we," "our," "us," the "Company" and "Fairchild" refer to The Fairchild Corporation and its subsidiaries. All references to "fiscal" in connection with a year shall mean the 12 months ended June 30.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  October 1, 2000 (Unaudited) and June 30, 2000
                                 (In thousands)


                                     ASSETS


                                                                                            October 1,            June 30,
                                                                                               2000                 2000
                                                                                         ------------------   ------------------
                                                                                                                     (*)
CURRENT ASSETS:
Cash and cash equivalents, $13,907 and $14,287 restricted                                        $  32,816            $  35,790
Short-term investments                                                                               4,024                9,054
Accounts receivable-trade, less allowances of $10,554 and $9,598                                   112,908              127,230
Inventories:
   Finished goods                                                                                  136,169              138,330
   Work-in-process                                                                                  30,271               30,523
   Raw materials                                                                                    12,539               11,006
                                                                                         ------------------   ------------------
                                                                                                   178,979              179,859
Prepaid expenses and other current assets                                                           84,393               74,231
                                                                                         ------------------   ------------------
Total Current Assets                                                                               413,120              426,164

Property, plant and equipment, net of accumulated
  depreciation of $143,496 and $142,938                                                            164,841              174,137
Net assets held for sale                                                                            17,590               20,112
Cost in excess of net assets acquired (Goodwill), less
  accumulated amortization of $55,921 and $52,826                                                  430,324              436,442
Investments and advances, affiliated companies                                                       3,325                3,238
Prepaid pension assets                                                                              64,510               64,418
Deferred loan costs                                                                                 14,278               14,714
Real estate investment                                                                             113,578              112,572
Long-term investments                                                                                9,271               10,084
Other assets                                                                                         5,948                5,539
                                                                                         ------------------   ------------------
TOTAL ASSETS                                                                                   $ 1,236,785          $ 1,267,420
                                                                                         ==================   ==================



*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  October 1, 2000 (Unaudited) and June 30, 2000
                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            October 1,            June 30,
                                                                                               2000                 2000
                                                                                         ------------------   ------------------
CURRENT LIABILITIES:                                                                                                 (*)
--------------------
Bank notes payable and current maturities of long-term debt                                      $  26,963            $  28,594
Accounts payable                                                                                    50,838               62,494
Accrued liabilities:
    Salaries, wages and commissions                                                                 32,999               38,065
    Employee benefit plan costs                                                                      6,080                5,608
    Insurance                                                                                       11,523               12,237
    Interest                                                                                        12,203                6,408
    Other accrued liabilities                                                                       48,429               60,123
                                                                                         ------------------   ------------------
Total Current Liabilities                                                                          189,035              213,529

LONG-TERM LIABILITES:
Long-term debt, less current maturities                                                            473,537              453,719
Fair market value of interest rate contract                                                            470                    -
Other long-term liabilities                                                                         25,592               26,741
Retiree health care liabilities                                                                     42,597               42,803
Noncurrent income taxes                                                                            113,969              128,515
                                                                                         ------------------   ------------------
TOTAL LIABILITIES                                                                                  845,200              865,307

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; authorized
  40,000 shares, 30,290 (30,079 in June) shares issued and
  22,430 (22,430 in June) shares outstanding                                                         3,029                3,008
Class B common stock, $0.10 par value; authorized 20,000
   Shares, 2,622 shares issued and outstanding                                                         262                  262
Paid-in capital                                                                                    232,494              231,190
Treasury stock, at cost, 7,807 (7,649 in June) shares of Class A common stock                     (76,545)             (75,506)
Retained earnings                                                                                  256,343              261,788
Notes due from stockholders                                                                        (1,867)              (1,867)
Cumulative other comprehensive income                                                             (22,131)             (16,762)
                                                                                         ------------------   ------------------
TOTAL STOCKHOLDERS' EQUITY                                                                         391,585              402,113
                                                                                         ------------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 1,236,785          $ 1,267,420
                                                                                         ==================   ==================



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


                                                                                                  Three Months Ended
                                                                                         -------------------------------------
                                                                                             10/01/00            10/03/99
                                                                                         -----------------   -----------------
REVENUE:
   Net sales                                                                                     $148,367            $164,509
   Other income, net                                                                                2,516               4,828
                                                                                         -----------------   -----------------
                                                                                                  150,883             169,337
COSTS AND EXPENSES:
   Cost of goods sold                                                                             113,591             121,362
   Selling, general & administrative                                                               29,862              31,828
   Amortization of goodwill                                                                         3,134               3,096
   Restructuring                                                                                        -               3,017
                                                                                         -----------------   -----------------
                                                                                                  146,587             159,303
 OPERATING INCOME                                                                                   4,296              10,034
 Interest expense                                                                                  12,983              12,209
 Interest income                                                                                    (524)               (735)
                                                                                         -----------------   -----------------
 Net interest expense                                                                              12,459              11,474
 Investment income (loss)                                                                           (380)                 880
 Decrease in fair market value of interest rate contract                                            (470)                   -
 Nonrecurring gain                                                                                      -              28,003
                                                                                         -----------------   -----------------
 Earnings (loss) from continuing operations before taxes                                          (9,013)              27,443
 Income tax benefit (provision)                                                                     3,574             (9,132)
 Equity in earnings (loss) of affiliates, net                                                         (6)               (201)
                                                                                         -----------------   -----------------
 NET EARNINGS (LOSS)                                                                            $ (5,445)            $ 18,110
                                                                                         =================   =================
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                                         (4,080)             (1,648)
 Unrealized holding changes on derivatives arising during the period                                (528)                   -
 Unrealized holding changes on securities arising during the period                                 (761)             (5,006)
                                                                                         -----------------   -----------------
 Other comprehensive loss                                                                         (5,369)             (6,654)
                                                                                         -----------------   -----------------
 COMPREHENSIVE INCOME (LOSS)                                                                   $ (10,814)            $ 11,456
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


                                                                                                  Three Months Ended
                                                                                         -------------------------------------
                                                                                             10/01/00            10/03/99
                                                                                         -----------------   -----------------
BASIC EARNINGS PER SHARE:
 NET EARNINGS (LOSS)                                                                            $  (0.22)             $  0.73
                                                                                         =================   =================
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                                       $  (0.16)           $  (0.07)
 Unrealized holding changes on derivatives arising during the period                               (0.02)                   -
 Unrealized holding changes on securities arising during the period                                (0.03)              (0.20)
                                                                                         -----------------   -----------------
 Other comprehensive loss                                                                          (0.21)              (0.27)
                                                                                         -----------------   -----------------
 COMPREHENSIVE INCOME (LOSS)                                                                    $  (0.43)             $  0.46
                                                                                         =================   =================

DILUTED EARNINGS PER SHARE:
 NET EARNINGS (LOSS)                                                                            $  (0.22)             $  0.72
                                                                                         =================   =================
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                                       $  (0.16)           $  (0.07)
 Unrealized holding changes on derivatives arising during the period                               (0.02)                   -
 Unrealized holding changes on securities arising during the period                                (0.03)              (0.20)
                                                                                         -----------------   -----------------
 Other comprehensive loss                                                                          (0.21)              (0.27)
                                                                                         -----------------   -----------------
 COMPREHENSIVE INCOME (LOSS)                                                                    $  (0.43)             $  0.45
                                                                                         =================   =================
Weighted average shares outstanding:
  Basic                                                                                            25,068              24,862
  Diluted                                                                                          25,068              25,026










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
       For The Three (3) Months Ended October 1, 2000 and October 3, 1999
                                 (In thousands)



                                                                                              For the Three Months Ended
                                                                                         -------------------------------------
                                                                                              10/1/00            10/3/99
                                                                                         ------------------ ------------------
Cash flows from operating activities:
        Net earnings (loss)                                                                     $  (5,445)          $  18,110
        Depreciation and amortization                                                               10,950              9,968
        Accretion of discount on long-term liabilities                                                 205                897
        Amortization of deferred loan fees                                                             456                413
        Net gain on divestiture of investment in affiliate                                               -           (25,747)
        Net gain on divestiture of subsidiary                                                            -            (2,256)
        Distributed (undistributed) earnings of affiliates, net                                          9                310
        Change in assets and liabilities                                                          (31,280)           (12,064)
        Non-cash charges and working capital changes of discontinued operations                          -           (10,930)
                                                                                         ------------------ ------------------
        Net cash used for operating activities                                                    (25,105)           (21,299)
 Cash flows from investing activities:
        Purchase of property, plant and equipment                                                  (3,861)           (11,879)
        Net proceeds received from (used for) investment securities                                  4,759            (3,933)
        Net proceeds received from divestiture of investment in affiliate                                -             43,103
        Net proceeds received from divestiture of subsidiary                                             -              4,906
        Real estate investment                                                                     (1,601)            (5,329)
        Proceeds received from net assets held for sale                                              2,211              1,346
        Investing activities of discontinued operations                                                  -              7,100
                                                                                         ------------------ ------------------
        Net cash provided by investing activities                                                    1,508             35,314
 Cash flows from financing activities:
        Proceeds from issuance of debt                                                              23,453            126,691
        Debt repayments                                                                            (2,608)          (142,279)
        Issuance of Class A common stock                                                               194                 90
        Purchase of treasury stock                                                                       -              (624)
                                                                                         ------------------ ------------------
        Net cash provided by (used for) financing activities                                        21,039           (16,122)
       Effect of exchange rate changes on cash                                                       (416)                437
                                                                                         ------------------ ------------------
       Net change in cash and cash equivalents                                                     (2,974)            (1,670)
       Cash and cash equivalents, beginning of the year                                             35,790             54,860
                                                                                         ------------------ ------------------
       Cash and cash equivalents, end of the period                                              $  32,816          $  53,190
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

For the three months ended:                                       October 3,
                                                                    1999
                                                            -----------------
Net sales                                                          $  153,365
Gross profit                                                           40,864
Net earnings                                                              786
Net earnings, per basic share                                      $     0.03
Net earnings, per diluted share                                    $     0.03

3.       EQUITY SECURITIES

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

4.       RESTRICTED CASH

     On October 1, 2000 and June 30, 2000, we had restricted cash of $13,907 and $14,287, respectively, all of which is maintained as collateral for certain debt facilities and escrow arrangements.

5.       EARNINGS PER SHARE

     The following table illustrates the computation of basic and diluted earnings per share:

(In thousands, except per share data)                                                        For the Three Months Ended
                                                                                         -----------------------------------
                                                                                             10/1/00            10/3/99
                                                                                         ----------------    ---------------
Basic earnings per share:
 Net earnings (loss) from continuing operations                                               $  (5,445)          $  18,110
                                                                                         ================    ===============
 Weighted average common shares outstanding                                                       25,068             24,862
                                                                                         ================    ===============
 Basic earnings (loss) from continuing operations per share                                    $  (0.22)           $   0.73
                                                                                         ================    ===============
Diluted earnings per share:
 Net earnings (loss) from continuing operations                                               $  (5,445)          $  18,110
                                                                                         ================    ===============
 Weighted average common shares outstanding                                                       25,068             24,862
 Options                                                                                  antidilutive                   10
 Warrants                                                                                 antidilutive                  154
                                                                                         ----------------    ---------------
 Total shares outstanding                                                                         25,068             25,026
                                                                                         ================    ===============
 Diluted earnings (loss) from continuing operations per share                                  $  (0.22)           $   0.72
                                                                                         ================    ===============

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

6.       CONTINGENCIES

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

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      In fiscal 1998, we entered into a ten-year interest rate swap agreement to reduce our cash flow exposure to increases in interest rates on variable rate debt. The ten-year interest rate swap agreement provides us with interest rate protection on $100 million of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. On February 17, 2003, the bank will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008.

     We adopted SFAS 133 on July 1, 2000. At adoption, we recorded a decrease of $0.5 million in the fair market value of our $100 million interest rate swap agreement within other comprehensive income. The $0.5 million decrease will be amortized over the remaining life of the interest rate swap agreement using the effective interest method. The offsetting interest rate swap liability is separately being reported as a "fair market value of interest rate contract" within other long-term liabilities. In the statement of earnings we have recorded the net swap interest accrual as part of interest expense. Unrealized changes in the fair value of the Swap are recorded net of the current interest accrual on a separate line entitled "decrease in fair market value of interest rate derivatives."

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives of $0.4 million in the first quarter of fiscal 2001 as a result of the fair market value adjustment for our interest rate swap agreement.

     The fair market value adjustment of these agreements will generally fluctuate based on the implied forward interest rate curve for 3-month LIBOR. As the implied forward interest rate curve decreases, the fair market value of the interest hedge contract will increase and we will record an additional charge. As the implied forward interest rate curve increases, the fair market value of the interest hedge contract will decrease, and we will record income.

     In March 2000, the Company issued a floating rate note with a principal amount of $30,750,000. Embedded within the promissory note agreement is an interest rate cap. The embedded interest rate cap limits the 1-month LIBOR interest rate that we must pay on the note to 8.125%. At execution of the promissory note, the strike rate of the embedded interest rate cap of 8.125% was above the 1-month LIBOR rate of 6.61%. Under SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. For the quarterly period ended October 1, 2000, we accounted for the hybrid contract, comprised of variable rate note and the embedded interest rate cap as a single debt instrument.

8.       SEGMENT INFORMATION

     We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. Since our last annual report, we are now reporting the results of the real estate operations as a separate segment. Previously, the results for our real estate operations were included within the corporate and other classification. The following table provides the historical results of our operations for the three months ended October 1, 2000 and October 2, 1999, respectively.

                                                                                              Three Months Ended
                                                                                           --------------------------
                                                                                             10/1/00      10/3/99
                                                                                           --------------------------
 SALES BY SEGMENT:
   Aerospace Fasteners Segment                                                                 $125,446    $ 134,420
   Aerospace Distribution Segment                                                                22,921       29,350
   Corporate and Other Segment                                                                        -          739
                                                                                           --------------------------
 TOTAL SALES                                                                                   $148,367    $ 164,509
                                                                                           --------------------------
OPERATING RESULTS BY SEGMENT:
   Aerospace Fasteners Segment (a)                                                             $  6,999      $ 8,875
   Aerospace Distribution Segment                                                                 1,287        2,257
   Real Estate Segment (b)                                                                          564          101
   Corporate and Other Segment                                                                  (4,554)      (1,199)
                                                                                           --------------------------
 TOTAL OPERATING INCOME                                                                        $  4,296     $ 10,034
                                                                                           --------------------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS  BEFORE TAXES:
   Aerospace Fasteners Segment (a)                                                             $  6,439      $ 8,124
   Aerospace Distribution Segment                                                                 1,728        (234)
   Real Estate Segment (b)                                                                        (265)          101
   Corporate and Other Segment                                                                 (16,915)       19,452
                                                                                           --------------------------
TOTAL EARNINGS (LOSS) FROM CONTINUING OPERATIONS  BEFORE TAXES                                $ (9,013)     $ 27,443
                                                                                           --------------------------


TOTAL ASSETS:                                                                                 10/1/00      6/30/00
                                                                                           --------------------------
   Aerospace Fasteners Segment                                                                 $599,115     $632,152
   Aerospace Distribution Segment                                                                50,404       90,918
   Real Estate Segment                                                                          117,220      120,092
   Corporate and Other Segment                                                                  470,046      424,258
                                                                                           --------------------------
 TOTAL ASSETS                                                                                $1,236,785   $1,267,420
                                                                                           --------------------------

(a) - Includes restructuring charges of $3.0 million in the three October 3, 1999.
(b) - Includes rental revenue of $1.7 million and $0.3 million for the three months ended October 1, 2000 and October 3, 1999, respectively.

9.       CONSOLIDATING FINANCIAL STATEMENTS

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

                           CONSOLIDATING BALANCE SHEET
                                 OCTOBER 1, 2000

                                                                 Parent                        Non                        Fairchild
                                                                 Company     Guarantors    Guarantors    Eliminations    Historical
                                                              -----------  ------------  ------------  -------------  --------------
Cash                                                             $   167      $ 26,311      $  6,338        $     -       $  32,816
Marketable securities                                                 71         3,953             -              -           4,024
Accounts Receivable (including intercompany), less
allowances                                                         2,127       199,009         1,694       (89,922)         112,908
Inventory, net                                                         -       132,116        46,863              -         178,979
Prepaid and other current assets                                     351        31,748         7,828         44,466          84,393
                                                              -----------  ------------  ------------  -------------  --------------
Total current assets                                               2,716       393,137        62,723       (45,456)         413,120

Investment in Subsidiaries                                       872,629             -             -      (872,629)               -
Net fixed assets                                                     479       125,597        38,765              -         164,841
Net assets held for sale                                               -        17,590             -              -          17,590
Investments in affiliates                                            945         2,380             -              -           3,325
Goodwill                                                          16,325       382,690        33,969        (2,660)         430,324
Deferred loan costs                                               12,957            22         1,299              -          14,278
Prepaid pension assets                                                 -        64,510             -              -          64,510
Real estate investment                                                 -             -       113,578              -         113,578
Long-term investments                                                355         9,404             -          (488)           9,271
Other assets                                                      17,562      (13,453)         1,840            (1)           5,948
                                                              -----------  ------------  ------------  -------------  --------------
Total assets                                                    $923,968     $ 981,877     $ 252,174     $(921,234)     $ 1,236,785
                                                              ===========  ============  ============  =============  ==============

Bank notes payable & current maturities of debt                 $  2,250      $  1,791      $ 22,922        $     -       $  26,963
Accounts payable (including intercompany)                            221       539,434        63,373      (552,190)          50,838
Other accrued expenses                                          (27,580)        65,789        33,614         39,411         111,234
                                                              -----------  ------------  ------------  -------------  --------------
Total current liabilities                                       (25,109)       607,014       119,909      (512,779)         189,035

Long-term debt, less current maturities                          431,299         8,066        34,168              -         473,533
Fair market value of interest rate contract                          474                                                        474
Other long-term liabilities                                          405        19,605         5,580              -          25,590
Noncurrent income taxes                                          120,953         (663)           179        (6,500)         113,969
Retiree health care liabilities                                        -        38,258         4,339              -          42,597
                                                              -----------  ------------  ------------  -------------  --------------
Total liabilities                                                528,022       672,280       164,175      (519,279)         845,198

Class A common stock                                               3,029             -            53           (53)           3,029
Class B common stock                                                 262             -             -              -             262
Notes due from stockholders                                        (520)       (1,347)             -              -         (1,867)
Paid-in-capital                                                  209,104       372,455       164,658      (513,723)         232,494
Retained earnings                                                260,398      (52,192)      (63,991)        112,128         256,343
Cumulative other comprehensive income                              (267)       (8,834)      (12,721)          (307)        (22,129)
Treasury stock, at cost                                         (76,060)         (485)             -              -        (76,545)
                                                              -----------  ------------  ------------  -------------  --------------
Total stockholders' equity                                       395,946       309,597        87,999      (401,955)         391,587
                                                              -----------  ------------  ------------  -------------  --------------
Total liabilities & stockholders' equity                        $923,968     $ 981,877     $ 252,174     $(921,234)      $1,236,785
                                                              ===========  ============  ============  =============  ==============

                      CONSOLIDATING STATEMENTS OF EARNINGS
                   FOR THE THREE MONTHS ENDED OCTOBER 1, 2000

                                                               Parent                        Non                        Fairchild
                                                               Company     Guarantors    Guarantors    Eliminations    Historical
                                                              -----------  ------------  ------------  -------------  --------------
Net Sales                                                         $    -     $ 116,058      $ 34,146     $  (1,837)       $ 148,367
Costs and expenses
Cost of sales                                                          -        90,824        24,604        (1,837)         113,591
Selling, general & administrative                                  1,363        22,250         3,733              -          27,346
Amortization of goodwill                                             202         2,683           249              -           3,134
                                                              -----------  ------------  ------------  -------------  --------------
                                                                   1,565       115,757        28,586        (1,837)         144,071
                                                              -----------  ------------  ------------  -------------  --------------
Operating income (loss)                                          (1,565)           301         5,560              -           4,296

Net interest expense (including intercompany)                    (2,460)        12,388         2,531              -          12,459
Investment (income) loss, net                                          -           380             -              -             380
Fair market value adjustment of Interest Rate Contract               470             -             -              -             470
                                                              -----------  ------------  ------------  -------------  --------------
Earnings (loss) before taxes                                         425      (12,467)         3,029              -         (9,013)
Income tax (provision) benefit                                     (169)         4,944       (1,201)              -           3,574
Equity in earnings of affiliates and subsidiaries                (5,701)           (6)             -          5,701             (6)
                                                              -----------  ------------  ------------  -------------  --------------
Net earnings (loss)                                            $ (5,445)     $ (7,529)      $  1,829       $  5,701      $  (5,445)
                                                              ===========  ============  ============  =============  ==============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED OCTOBER 1, 2000

                                                                Parent                       Non                        Fairchild
                                                                Company    Guarantors    Guarantors    Eliminations    Historical
                                                              -----------  ------------  ------------  -------------  --------------
 Cash Flows from Operating Activities:
 Net earnings (loss)                                           $ (5,445)     $ (7,529)      $  1,828       $  5,701      $  (5,445)
 Depreciation & amortization                                         232         8,124         2,594              -          10,950
 Accretion of discount on long-term liabilities                        -           205             -              -             205
 Amortization of deferred loan fees                                  343             2           111              -             456
 Undistributed (distributed) earnings of affiliates                    -             9             -              -               9
 Change in assets and liabilities                               (16,244)         (919)       (8,416)        (5,701)        (31,280)
                                                              -----------  ------------  ------------  -------------  --------------
 Net cash (used for) provided by operating activities           (21,114)         (108)       (3,883)              -        (25,105)

 Cash Flows from Investing Activities:
 Proceeds received from (used for):
    Purchase of PP&E                                                (30)       (3,034)         (797)              -         (3,861)
    Investment securities, net                                         -         4,759             -              -           4,759
 Change in real estate investment                                      -             -       (1,601)              -         (1,601)
 Change in net assets held for sale                                    -         2,211             -              -           2,211
                                                              -----------  ------------  ------------  -------------  --------------
 Net cash (used for) provided by investing activities               (30)         3,936       (2,398)              -           1,508

 Cash Flows from Financing Activities:
 Proceeds from issuance of debt                                   21,082            14         2,357              -          23,453
 Debt repayments, net                                                  -         (594)       (2,014)              -         (2,608)
 Issuance of Class A common stock                                    194             -             -              -             194
                                                              -----------  ------------  ------------  -------------  --------------
 Net cash (used for) provided by financing activities             21,276         (580)           343              -          21,039
 Effect of exchange rate changes on cash                               -             -         (416)              -           (416)
                                                              -----------  ------------  ------------  -------------  --------------
 Net change in cash                                                  132         3,248       (6,354)              -         (2,974)
 Cash, beginning of the year                                          35        23,063        12,692              -          35,790
                                                              -----------  ------------  ------------  -------------  --------------
 Cash, end of the year                                           $   167      $ 26,311      $  6,338        $     -       $  32,816
                                                              ===========  ============  ============  =============  ==============

                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2000

                                                                Parent                      Non                         Fairchild
                                                                Company      Guarantors  Guarantors    Eliminations    Historical
                                                              -----------  ------------  ------------  -------------  --------------
Cash                                                            $     35      $ 23,063      $ 12,692        $     -       $  35,790
Short-term investments                                                71         8,983             -              -           9,054
Accounts Receivable (including intercompany), less
   allowances                                                      2,079        82,054        43,097              -         127,230
Inventory, net                                                         -       130,634        49,225              -         179,859
Prepaid and other current assets                                     141        67,624         6,466              -          74,231
                                                              -----------  ------------  ------------  -------------  --------------
Total current assets                                               2,326       312,358       111,480              -         426,164

Investment in Subsidiaries                                       869,958             -             -      (869,958)               -
Net fixed assets                                                     493       131,029        42,615              -         174,137
Net assets held for sale                                               -        20,112             -              -          20,112
Investments and advances in affiliates                               945         2,293             -              -           3,238
Goodwill                                                          16,528       385,156        34,758              -         436,442
Deferred loan costs                                               13,284            24         1,406              -          14,714
Prepaid pension assets                                                 -        64,418             -              -          64,418
Real estate investment                                                 -             -       112,572              -         112,572
Long-term investments                                                355         9,729             -              -          10,084
Other assets                                                      17,592      (13,418)         1,365              -           5,539
                                                              -----------  ------------  ------------  -------------  --------------
Total assets                                                    $921,481     $ 911,701     $ 304,196     $(869,958)      $1,267,420
                                                              ===========  ============  ============  =============  ==============

Bank notes payable & current maturities of debt                 $  2,250      $  2,194      $ 24,150        $     -       $  28,594
Accounts payable (including intercompany)                          2,954        46,105        13,435              -          62,494
Other accrued expenses                                          (42,778)       129,106        36,113              -         122,441
Net current liabilities of discontinued operations                     -             -             -              -               -
                                                              -----------  ------------  ------------  -------------  --------------
Total current liabilities                                       (37,574)       177,405        73,698              -         213,529

Long-term debt, less current maturities                          410,691         8,242        34,786              -         453,719
Other long-term liabilities                                          405        19,839         6,497              -          26,741
Noncurrent income taxes                                          145,847      (17,525)           193              -         128,515
Retiree health care liabilities                                        -        38,196         4,607              -          42,803
                                                              -----------  ------------  ------------  -------------  --------------
Total liabilities                                                519,369       226,157       119,781              -         865,307

Class A common stock                                               3,008             -         2,090        (2,090)           3,008
Class B common stock                                                 262             -             -              -             262
Notes due from stockholders                                        (520)       (1,347)             -              -         (1,867)
Paid-in-capital                                                    5,158       226,032       249,301      (249,301)         231,190
Retained earnings                                                469,270       469,183      (58,098)      (618,567)         261,788
Cumulative other comprehensive income                               (46)       (7,838)       (8,878)              -        (16,762)
Treasury stock, at cost                                         (75,020)         (486)             -              -        (75,506)
                                                              -----------  ------------  ------------  -------------  --------------
Total stockholders' equity                                       402,112       685,544       184,415      (869,958)         402,113
                                                              -----------  ------------  ------------  -------------  --------------
Total liabilities & stockholders' equity                        $921,481     $ 911,701     $ 304,196     $(869,958)      $1,267,420
                                                              ===========  ============  ============  =============  ==============

                      CONSOLIDATING STATEMENTS OF EARNINGS
                   FOR THE THREE MONTHS ENDED OCTOBER 3, 1999

                                                                Parent                      Non                          Fairchild
                                                                Company      Guarantors  Guarantors    Eliminations     Historical
                                                              -----------  ------------  ------------  -------------  --------------
Net Sales                                                      $       -     $ 123,893     $  41,645     $  (1,029)       $ 164,509

Costs and expenses:
   Cost of sales                                                       -        91,623        30,768        (1,029)         121,362
   Selling, general & administrative                               1,008        20,357         5,635              -          27,000
   Restructuring                                                       -         3,017             -              -           3,017
   Amortization of goodwill                                          128         2,680           288              -           3,096
                                                              -----------  ------------  ------------  -------------  --------------
                                                                   1,136       117,677        36,691        (1,029)         154,475
                                                              -----------  ------------  ------------  -------------  --------------

Operating income (loss)                                          (1,136)         6,216         4,954              -          10,034

Net interest expense                                              12,425       (2,569)         1,618              -          11,474
Investment (income) loss, net                                          -         (880)             -              -           (880)
Intercompany dividends                                                 -             -           117          (117)               -
Nonreucrring income                                                    -             -      (28,003)              -        (28,003)
                                                              -----------  ------------  ------------  -------------  --------------
Earnings (loss) before taxes                                    (13,561)         9,665        31,222            117          27,443
Income tax (provision) benefit                                   (8,853)         (117)         (162)              -         (9,132)
Equity in earnings of affiliates and subsidiaries                 40,524         (201)             -       (40,524)           (201)
                                                              -----------  ------------  ------------  -------------  --------------
Earnings (loss) from continuing operations                        18,110         9,347        31,060       (40,407)          18,110
Earnings (loss) from disposal of
   discontinued operations                                             -          206)           206              -               -
                                                              -----------  ------------  ------------  -------------  --------------
Net earnings (loss)                                            $  18,110     $   9,141     $  31,266    $  (40,407)       $  18,110
                                                              ===========  ============  ============  =============  ==============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED OCTOBER 3, 1999

                                                                Parent                      Non                         Fairchild
                                                                Company      Guarantors  Guarantors    Eliminations    Historical
                                                              -----------  ------------  ------------  -------------  --------------
Cash Flows from Operating Activities:
Net earnings (loss)                                              $18,110       $ 9,141     $  31,266    $  (40,407)       $  18,110
Depreciation & amortization                                          137         6,980         2,851              -           9,968
Amortization of deferred loan fees                                   413             -             -              -             413
Accretion of discount on long-term liabilities                       897             -             -              -             897
Net gain on divestiture of subsidiaries and affiliates                 -             -      (28,003)              -        (28,003)
(Gain) loss on sale of investments                                     -         1,009             -              -           1,009
(Gain) loss on sale of PP&E                                            -            70            20              -              90
Undistributed (distributed) earnings of affiliates                     -           310             -              -             310
Change in assets and liabilities                                 (4,638)      (48,704)         (434)         40,613        (13,163)
Non-cash charges and working capital changes
   of discontinued operations                                          -             -      (10,930)              -        (10,930)
                                                              -----------  ------------  ------------  -------------  --------------
Net cash (used for) provided by operating activities              14,919      (31,194)       (5,230)            206        (21,299)
                                                              -----------  ------------  ------------  -------------  --------------

Cash Flows from Investing Activities:
Proceeds received from (used for)
   Investment securities, net                                          -       (1,486)             -              -         (1,486)
   Purchase of PP&E                                                  (5)       (9,388)       (2,486)              -        (11,879)
   Equity investment in affiliates                                     -       (2,447)             -              -         (2,447)
Proceeds from divestiture of subsidiaries and
affiliates                                                             -             -        48,009              -          48,009
Change in real estate investment                                       -             -       (5,329)              -         (5,329)
Change in net assets held for sale                                     -         1,346             -              -           1,346
Investing activities of discontinued operations                        -             -         7,100              -           7,100
                                                              -----------  ------------  ------------  -------------  --------------
Net cash (used for) provided by investing activities                 (5)      (11,975)        47,294              -          35,314
                                                              -----------  ------------  ------------  -------------  --------------

Cash Flows from Financing Activities:
Proceeds from issuance of debt                                    14,500       110,459         1,732              -         126,691
Debt repayment and repurchase of debentures
   (including intercompany), net                                (29,457)      (66,240)      (46,582)              -       (142,279)
Issuance of Class A common stock                                      90             -             -              -              90
Purchase of treasury stock                                             -         (624)             -              -           (624)
                                                              -----------  ------------  ------------  -------------  --------------
Net cash (used for) provided by financing activities            (14,867)        43,595      (44,850)              -        (16,122)
                                                              -----------  ------------  ------------  -------------  --------------
Effect of exchange rate changes on cash                                -            40           397              -             437
                                                              -----------  ------------  ------------  -------------  --------------
Net change in cash                                                    47           466       (2,389)            206         (1,670)
Cash, beginning of the year                                           27        41,793        13,040              -          54,860
                                                              -----------  ------------  ------------  -------------  --------------
Cash, end of the year                                             $   74      $ 42,259      $ 10,651         $  206         $53,190
                                                              ===========  ============  ============  =============  ==============

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------

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

     Our business consists of three segments: aerospace fasteners, aerospace distribution and real estate operations. The aerospace fasteners segment manufactures and markets high performance fastening systems used in the manufacture and maintenance of commercial and military aircraft. Our aerospace distribution segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies. Our real estate operations segment owns and operates a shopping center in Farmingdale, New York.

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

   Fiscal 2000 Transactions

     On July 29, 1999, we sold our 31.9% interest in Nacanco Paketleme to American National Can Group, Inc. for approximately $48.2 million. Our investment in Nacanco began in November 1987, and throughout the years we invested approximately $6.2 million in Nacanco. Since the inception of our investment, we recorded equity earnings of $25.7 million and received cash dividends of $12.5 million from Nacanco. We recognized a $25.7 million nonrecurring gain from this divestiture in the nine months ended April 2, 2000. We also agreed to provide consulting services over a three-year period, at an annual fee of approximately $1.5 million. We used the net proceeds from the disposition to reduce our indebtedness. As a result of this disposition, our interest expense was reduced. However, our equity earnings and dividend proceeds also significantly decreased. In accordance with our plan to dispose of non-core assets, the opportunity to dispose of our interest in Nacanco Paketleme presented us with an excellent opportunity to realize a substantial return on our investment and allowed us to reduce our then outstanding indebtedness by approximately 8.6%.

     On September 3, 1999, we completed the disposal of our Camloc Gas Springs division to a subsidiary of Arvin Industries Inc. for approximately $2.7 million. In addition, we received $2.4 million from Arvin Industries for a covenant not to compete. We recognized a $2.3 million nonrecurring pre-tax gain from this disposition. We decided to dispose of the Camloc Gas Springs division in order to concentrate our focus on our operations in the aerospace industry.

     On December 1, 1999, we disposed of substantially all of the assets and certain liabilities of our Dallas Aerospace subsidiary to United Technologies Inc. for approximately $57.0 million. No gain or loss was recognized from this transaction, as the proceeds received approximated the net carrying value of these assets. Approximately $37.0 million of the proceeds from this disposition were used to reduce our term indebtedness and our interest expense. As a result of this transaction, we reported a reduction in revenues of $21.7 million and operating income of $2.1 million for the nine months ended April 1, 2001, as compared to the nine months ended April 2, 2000. We estimated that the market base for the older-type of engines that we were selling was shrinking, and that we would be required to invest a substantial amount of cash to purchase newer-type of engines to maintain market share. The opportunity to exit this business presented us with an opportunity to improve cash flows by reducing our indebtedness by $37.0 million, and by preserving our cash, which would otherwise have had to have been invested to upgrade our inventory.

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

(In thousands)                                                                                                  Pro Forma
                                                             Actual Segment Results                          Segment Results
                                                      -------------------------------------
                                                               Three Months Ended                           Three Months Ended
                                                      -------------------------------------
                                                          10/1/2000          10/3/1999                          10/3/1999
                                                      ------------------ ------------------                  -----------------
 Sales by Segment:
   Aerospace Fasteners                                      $   125,446        $   134,420                        $   134,420
   Aerospace Distribution                                        22,921             29,350                             18,206
   Corporate and Other                                                -                739                                739
                                                      ------------------ ------------------                  -----------------
 TOTAL SALES                                                $   148,367        $   164,509                        $   153,365
                                                      ================== ==================                  =================
 Operating Results by Segment:
   Aerospace Fasteners (a)                                   $    6,999         $    8,875                         $    8,875
   Aerospace Distribution                                         1,287              2,257                              1,352
   Real Estate Segment (b)                                          564                101                                101
   Corporate and Other                                          (4,554)            (1,199)                            (1,199)
                                                      ------------------ ------------------                  -----------------
 OPERATING INCOME                                            $    4,296         $   10,034                         $    9,129
                                                      ================== ==================                  =================

(a)      - Includes restructuring charges of $3.0 million in the three months ended October 3, 1999, respectively.
(b) - Includes rental revenue of $1.7 million and $0.3 million for the three months ended October 1, 2000 and October 3, 1999, respectively.

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

     Comprehensive income (loss) includes foreign currency translation adjustments, unrealized holding changes in the fair market value of available-for-sale investment securities, and the cumulative effect of adoption of SFAS 133, accounting for Derivatives. For the three months ended October 1, 2000, foreign currency translation adjustments decreased by $4.1 million, the fair market value of unrealized holding gains on investment securities we own decreased by $0.8 million, and we recorded a $0.5 million decrease in the fair market value of our $100 million interest rate swap agreement due to the cumulative effect of adoption of SFAS 133.

     We adopted SFAS 133 on July 1, 2000. At adoption, we recorded a decrease of $0.5 million in the fair market value of our $100 million interest rate swap agreement within other comprehensive income. The $0.5 million decrease will be amortized over the remaining life of the interest rate swap agreement using the effective interest method. The offsetting interest rate swap liability is separately being reported as a "fair market value of interest rate contract" within other long-term liabilities. In the statement of earnings we have recorded the net swap interest accrual as part of interest expense. Unrealized changes in the fair value of the Swap are recorded net of the current interest accrual on a separate line entitled "decrease in fair market value of interest rate derivatives."

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

Real Estate Operations Segment

     Our real estate operations segment owns and operates a shopping center located in Farmingdale, New York. Included in operating income was rental revenue of $1.7 million and $0.3 million for the three months ended October 1, 2000 and October 3, 1999, respectively. Rental revenue was higher in the fiscal 2001 quarter due to an increase in the amount of retail space leased to tenants. We reported an operating income of $0.8 million for the first quarter of fiscal 2001, compared to operating income of $0.4 million in the first quarter of fiscal 2000. Operating income was higher in the fiscal 2001 quarter as a result of the increase in rental revenue.

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

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      In fiscal 1998, we entered into a ten-year interest rate swap agreement to reduce our cash flow exposure to increases in interest rates on variable rate debt. The ten-year interest rate swap agreement provides us with interest rate protection on $100 million of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. On February 17, 2003, the bank will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008.

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives of $0.4 million in the first quarter of fiscal 2001 as a result of the fair market value adjustment for our interest rate swap agreement.

     The fair market value adjustment of these agreements will generally fluctuate based on the implied forward interest rate curve for 3-month LIBOR. As the implied forward interest rate curve decreases, the fair market value of the interest hedge contract will increase and we will record an additional charge. As the implied forward interest rate curve increases, the fair market value of the interest hedge contract will decrease, and we will record income.

     In March 2000, the Company issued a floating rate note with a principal amount of $30,750,000. Embedded within the promissory note agreement is an interest rate cap. The embedded interest rate cap limits the 1-month LIBOR interest rate that we must pay on the note to 8.125%. At execution of the promissory note, the strike rate of the embedded interest rate cap of 8.125% was above the 1-month LIBOR rate of 6.61%. Under SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. For the quarterly period ended October 1, 2000, we accounted for the hybrid contract, comprised of variable rate note and the embedded interest rate cap as a single debt instrument.

     The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and caps. For interest rate swaps and caps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

Expected Fiscal Year Maturity Date                                            2003                               2008
                                                                      -------------------                -------------------
   Type of Interest Rate Contracts                                     Interest Rate Cap                  Variable to Fixed
   Variable to Fixed (in thousands)                                         $30,750                            $100,000
   Fixed LIBOR rate                                                           N/A                                6.24% (a)
   LIBOR cap rate                                                            8.125%                              N/A
   Average floor rate                                                         N/A                                N/A
   Weighted average forward LIBOR rate                                       6.89%                              6.81%
   Fair Market Value at October 1, 2000 (in thousands)                        $62                              $(1,282)

(a) - On February 17, 2003, the bank will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008.

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




Date:    May 10, 2001