Form 10-Q/A
period 2000-12-31
FAIRCHILD CORP
filed 2001-05-10
CIK 9779

24

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

                          Commission File Number 1-6560


                            THE FAIRCHILD CORPORATION
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                               34-0728587
            --------------                         ----------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or organization)

   45025 Aviation Drive, Suite 400
   Dulles, VA                                               20166
   -------------------------------                  -------------------
   (Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code            (703) 478-5800
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


AMENDMENT:

The purpose of this amendment is to provide restated financial information and additional disclosure for Part I, Financial Information. The Company is improving its results for the six months ended December 31, 2000, by restating a $0.5 million loss, or $0.02 per share, previously recognized from the cumulative effect of change in accounting for derivatives to other comprehensive income. See Note 8 of Part I, Item 1 "Financial Information."

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                      INDEX




                                                                           Page
                                                                           ----
PART I.FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Balance Sheets as of December 31,
          2000 (Unaudited) and June 30, 2000.............................     3

          Consolidated Statements of Earnings (Unaudited) for the Three
          and Six Months ended December 31, 2000 and January 2, 2000.....     5

          Condensed Consolidated Statements of Cash Flows (Unaudited) for
          the Six Months ended December 31, 2000 and January 2, 2000.....     7

          Notes to Condensed Consolidated Financial Statements (Unaudited)    8

 Item 2.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition........................................    19

 Item 3.   Quantitative and Qualitative Disclosure About Market Risk.....    26


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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 December 31, 2000 (Unaudited) and June 30, 2000
                                 (In thousands)


                                     ASSETS

                                                                                           December 31,           June 30,
                                                                                               2000                 2000
                                                                                         ------------------   ------------------
CURRENT ASSETS:                                                                                                      (*)
---------------
Cash and cash equivalents, $500 and $14,287 restricted                                           $  16,603            $  35,790
Short-term investments                                                                              11,097                9,054
Accounts receivable-trade, less allowances of $6,685 and $9,598                                    110,890              127,230
Inventories:
   Finished goods                                                                                  148,000              138,330
   Work-in-process                                                                                  31,727               30,523
   Raw materials                                                                                    12,732               11,006
                                                                                         ------------------   ------------------
                                                                                                   192,459              179,859
Prepaid expenses and other current assets                                                           85,372               74,231
                                                                                         ------------------   ------------------
Total Current Assets                                                                               416,421              426,164

Property, plant and equipment, net of accumulated
  depreciation of $149,598 and $142,938                                                            162,701              174,137
Net assets held for sale                                                                            17,726               20,112
Cost in excess of net assets acquired (Goodwill), less
  accumulated amortization of $59,085 and $52,826                                                  427,105              436,442
Investments and advances, affiliated companies                                                       3,627                3,238
Prepaid pension assets                                                                              64,471               64,418
Deferred loan costs                                                                                 13,836               14,714
Real estate investment                                                                             112,115              112,572
Long-term investments                                                                                8,867               10,084
Other assets                                                                                         5,816                5,539
                                                                                         ------------------   ------------------
TOTAL ASSETS                                                                                   $ 1,232,685          $ 1,267,420
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

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 December 31, 2000 (Unaudited) and June 30, 2000
                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           December 31,           June 30,
                                                                                               2000                 2000
                                                                                         ------------------   ------------------
CURRENT LIABILITIES:                                                                                                 (*)
--------------------
Bank notes payable and current maturities of long-term debt                                      $  27,881            $  28,594
Accounts payable                                                                                    50,995               62,494
Accrued liabilities:
    Salaries, wages and commissions                                                                 31,498               38,065
    Employee benefit plan costs                                                                      5,970                5,608
    Insurance                                                                                       11,694               12,237
    Interest                                                                                         6,373                6,408
    Other accrued liabilities                                                                       42,466               60,123
                                                                                         ------------------   ------------------
                                                                                                    98,001              122,441
                                                                                         ------------------   ------------------
Total Current Liabilities                                                                          176,877              213,529

LONG-TERM LIABILITES:
Long-term debt, less current maturities                                                            478,585              453,719
Fair market value of interest rate contract                                                          3,545                    -
Other long-term liabilities                                                                         24,795               26,741
Retiree health care liabilities                                                                     43,761               42,803
Noncurrent income taxes                                                                            115,561              128,515
                                                                                         ------------------   ------------------
TOTAL LIABILITIES                                                                                  843,124              865,307

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; authorized
  40,000 shares, 30,320 (30,079 in June) shares issued and
  22,513 (22,430 in June) shares outstanding                                                         3,032                3,008
Class B common stock, $0.10 par value; authorized 20,000
   shares, 2,622 shares issued and outstanding                                                         262                  262
Paid-in capital                                                                                    232,774              231,190
Treasury stock, at cost, 7,807 (7,649 in June) shares of Class A common stock                     (76,563)             (75,506)
Retained earnings                                                                                  249,703              261,788
Notes due from stockholders                                                                        (1,861)              (1,867)
Cumulative other comprehensive income                                                             (17,786)             (16,762)
                                                                                         ------------------   ------------------
TOTAL STOCKHOLDERS' EQUITY                                                                         389,561              402,113
                                                                                         ------------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 1,232,685          $ 1,267,420
                                                                                         ==================   ==================


*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONDENSED STATEMENTS OF EARNINGS
                (Unaudited) For The Three (3) And Six (6) Months
                   Ended December 31, 2000 and January 2, 2000
                      (In thousands, except per share data)

                                                                             Three Months Ended               Six Months Ended
                                                                        -----------------------------   ----------------------------
                                                                          12/31/00         1/2/00         12/31/00         1/2/00
                                                                        --------------  -------------   -------------   ------------
REVENUE:
   Net sales                                                                 $148,100       $152,244        $296,467        $316,753
   Other income, net                                                            3,860          2,782           6,376           7,610
                                                                        --------------  -------------   -------------   ------------
                                                                              151,960        155,026         302,843         324,363
 COSTS AND EXPENSES:
   Cost of goods sold                                                         109,045        114,372         222,636         235,734
   Selling, general & administrative                                           34,464         35,377          64,326          67,205
   Amortization of goodwill                                                     3,125          3,012           6,259           6,108
   Restructuring                                                                    -          3,040               -           6,057
                                                                        --------------  -------------   -------------   ------------
                                                                              146,634        155,801         293,221         315,104
 OPERATING INCOME                                                               5,326          (775)           9,622           9,259
 Interest expense                                                              14,315         12,119          27,298          24,328
 Interest income                                                                (244)          (822)           (768)         (1,557)
                                                                        --------------  -------------   -------------   ------------
 Net interest expense                                                          14,071         11,297          26,530          22,771
 Investment income                                                              1,004          1,998             624           2,878
 Decrease in fair market value of interest rate derivatives                   (3,075)              -         (3,545)               -
 Nonrecurring gain                                                                  -              -               -          28,003
                                                                        --------------  -------------   -------------   ------------
 Earnings (loss) from continuing operations before taxes                     (10,816)       (10,074)        (19,829)          17,369
 Income tax benefit (provision)                                                 3,990          3,866           7,564         (5,266)
 Equity in earnings (loss) of affiliates, net                                     187          (872)             181         (1,073)
                                                                        --------------  -------------   -------------   ------------
 NET EARNINGS (LOSS)                                                        $ (6,639)      $ (7,080)      $ (12,084)        $ 11,030
                                                                        ==============  =============   =============   ============
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                       1,510        (1,434)         (2,570)         (3,082)
 Unrealized holding changes on derivatives                                          -              -           (528)               -
 Unrealized holding gain on securities arising during the period                2,834          6,845           2,073           1,839
                                                                        --------------  -------------   -------------   ------------
 Other comprehensive loss                                                       4,344          5,411         (1,025)         (1,243)
                                                                        --------------  -------------   -------------   ------------
 COMPREHENSIVE INCOME (LOSS)                                                $ (2,295)      $ (1,669)      $ (13,109)        $  9,787
                                                                        ==============  =============   =============   ============



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONDENSED STATEMENTS OF EARNINGS
                (Unaudited) For The Three (3) And Six (6) Months
                   Ended December 31, 2000 and January 2, 2000
                      (In thousands, except per share data)



                                                                            Three Months Ended               Six Months Ended
                                                                        ----------------------------   -----------------------------
                                                                          12/31/00        1/2/00         12/31/00         1/2/00
                                                                        -------------  -------------   -------------   -------------
BASIC AND DILUTED EARNINGS PER SHARE:
NET EARNINGS (LOSS)                                                         $ (0.26)       $ (0.28)        $ (0.48)         $  0.44
                                                                        =============  =============   =============   =============
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                    $  0.06       $ (0.06)        $ (0.10)        $ (0.12)
 Unrealized holding changes on derivatives                                         -              -          (0.02)
 Unrealized holding gain on securities arising during the period                0.11           0.28            0.08            0.07
                                                                        -------------  -------------   -------------   -------------
 Other comprehensive loss                                                       0.17           0.22          (0.04)          (0.05)
                                                                        -------------  -------------   -------------   -------------
 COMPREHENSIVE INCOME (LOSS)                                                $ (0.09)       $ (0.06)        $ (0.52)         $  0.39
                                                                        =============  =============   =============   =============

Weighted average shares outstanding:
  Basic                                                                       25,101         24,889          25,068          24,882
                                                                        =============  =============   =============   =============
  Diluted                                                                     25,101         24,889          25,068          24,977
                                                                        =============  =============   =============   =============















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
       For The Six (6) Months Ended December 31, 2000 and January 2, 2000
                                 (In thousands)


                                                                                               For the Six Months Ended
                                                                                         -------------------------------------
                                                                                             12/31/00            1/2/00
                                                                                         ------------------ ------------------
Cash flows from operating activities:
-------------------------------------
        Net earnings (loss)                                                                    $  (12,084)          $  11,030
        Depreciation and amortization                                                               21,975             19,738
        Accretion of discount on long-term liabilities                                                 689              1,923
        Amortization of deferred loan fees                                                             917                577
        Unrealized holding (gain) loss on derivatives                                                4,356                  -
        Net gain on divestiture of investment in affiliate                                               -           (25,747)
        Net gain on divestiture of subsidiary                                                            -            (2,256)
        Gain on sale of investments                                                                (1,066)            (2,851)
        Distributed (undistributed) earnings of affiliates, net                                      (181)              1,651
        Change in assets and liabilities                                                          (55,838)           (50,810)
        Non-cash charges and working capital changes of discontinued operations                          -           (12,049)
                                                                                         ------------------ ------------------
        Net cash used for operating activities                                                    (41,232)           (58,794)
 Cash flows from investing activities:
 -------------------------------------
        Purchase of property, plant and equipment                                                  (8,343)           (16,575)
        Net proceeds received from (used for) investment securities                                  4,040              1,351
        Net proceeds received from divestiture of investment in affiliate                                -             43,103
        Net proceeds received from divestiture of subsidiaries                                           -             61,906
        Real estate investment                                                                     (1,705)           (11,087)
        Equity investment in affiliates                                                              (285)            (2,441)
        Proceeds received from net assets held for sale                                              2,081              4,419
        Other, net                                                                                     132                  -
        Investing activities of discontinued operations                                                  -              7,100
                                                                                         ------------------ ------------------
        Net cash provided by (used for) investing activities                                       (4,080)             87,776
 Cash flows from financing activities:
 -------------------------------------
        Proceeds from issuance of debt                                                              31,269            161,846
        Debt repayments                                                                            (6,770)          (161,178)
        Issuance of Class A common stock                                                               551                168
        Purchase of treasury stock                                                                       -              (622)
        Net loans to stockholders'                                                                       6                  -
                                                                                         ------------------ ------------------
        Net cash provided by financing activities                                                   25,056                214
       Effect of exchange rate changes on cash                                                       1,069              (244)
                                                                                         ------------------ ------------------
       Net change in cash and cash equivalents                                                    (19,187)             28,952
       Cash and cash equivalents, beginning of the year                                             35,790             54,860
                                                                                         ------------------ ------------------
       Cash and cash equivalents, end of the period                                              $  16,603          $  83,812
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

                                                                                 Three Months        Six Months
                                                                                    Ended              Ended
                                                                                    1/2/00             1/2/00
                                                                               -----------------  -----------------
Net sales                                                                            $  141,694         $  294,320
Gross profit                                                                             36,099             76,693
Net loss                                                                                (7,825)            (8,515)
Net loss, per basic and diluted share                                                $   (0.32)         $   (0.34)

3.       EQUITY SECURITIES

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

5.       EARNINGS PER SHARE

     The following table illustrates the computation of basic and diluted earnings per share:

                                                                      Three Months Ended                Six Months Ended
                                                                 ---------------------------------  --------------------------------
                                                                    12/31/00           1/2/00         12/31/00           1/2/00
                                                                 ----------------  ---------------  --------------    --------------
Basic earnings per share:
 Earnings from continuing operations                                  $  (6,639)        $ (7,080)      $ (12,085)          $ 11,030
                                                                 ================  ===============  ==============    ==============
 Common shares outstanding                                                25,101           24,889          25,068            24,882
                                                                 ================  ===============  ==============    ==============
 Basic earnings from continuing operations per share                   $  (0.26)        $  (0.28)       $  (0.48)           $  0.44
                                                                 ================  ===============  ==============    ==============

Diluted earnings per share:
 Earnings from continuing operations                                  $  (6,639)        $ (7,080)      $ (12,085)          $ 11,030
                                                                 ================  ===============  ==============    ==============
 Common shares outstanding                                                25,133           24,889          25,101            24,882
 Options                                                           antidilutive     antidilutive    antidilutive                  2
 Warrants                                                          antidilutive     antidilutive    antidilutive                 93
                                                                 ----------------  ---------------  --------------    --------------
 Total shares outstanding                                                 25,133           24,889          25,101            24,977
                                                                 ================  ===============  ==============    ==============
 Diluted earnings from continuing operations per share                 $  (0.26)        $  (0.28)       $  (0.48)           $  0.44
                                                                 ================  ===============  ==============    ==============

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

                                                                           Three Months Ended           Six Months Ended
                                                                        --------------------------  --------------------------
                                                                          12/31/00      1/2/00        12/31/00      1/2/00
                                                                        --------------------------  --------------------------
 Sales by Segment:
   Aerospace Fasteners Segment                                             $ 128,010    $ 124,143      $ 253,456    $ 258,563
   Aerospace Distribution Segment                                             20,090       28,101         43,011       57,451
   Corporate and Other Segment                                                     -            -              -          739
                                                                        --------------------------  --------------------------
 TOTAL SALES                                                               $ 148,100    $ 152,244      $ 296,467    $ 316,753
                                                                        --------------------------  --------------------------
 Operating Results by Segment:
   Aerospace Fasteners Segment (a)                                          $  9,853     $  2,915       $ 16,852     $ 11,790
   Aerospace Distribution Segment                                                712        2,082          1,699        4,339
   Real Estate Segment (b)                                                     (481)          333             83          434
   Corporate and Other Segment                                               (4,758)      (6,105)        (9,012)      (7,304)
                                                                        --------------------------  --------------------------
 TOTAL OPERATING INCOME                                                     $  5,326     $  (775)       $  9,622     $  9,259
                                                                        --------------------------  --------------------------
 Earnings (loss) from continuing operations before taxes:
   Aerospace Fasteners Segment (a)                                          $  9,264     $  2,599       $ 15,703     $ 10,723
   Aerospace Distribution Segment                                               (67)        4,574          1,661        4,340
   Real Estate Segment (b)                                                   (1,339)          333        (1,604)          434
   Corporate and Other Segment                                              (18,674)     (17,580)       (35,589)        1,872
                                                                        --------------------------  --------------------------
Total earnings (loss) from continuing operations before taxes:            $ (10,816)   $ (10,074)     $ (19,829)     $ 17,369
                                                                        --------------------------  --------------------------


 Total Assets:                                                            12/31/00      6/30/00
                                                                        --------------------------
   Aerospace Fasteners Segment                                             $ 623,226    $ 632,152
   Aerospace Distribution Segment                                             49,662       90,918
   Real Estate Segment                                                       115,671      120,092
   Corporate and Other Segment                                               444,126      424,258
                                                                        --------------------------
 TOTAL ASSETS                                                            $ 1,232,685   $1,267,420
                                                                        --------------------------

(a) - Includes restructuring charges of $3.0 million and $6.1 million in the three and six months ended January 2, 2000, respectively.
(b) - Includes rental revenue of $1.9 million and $0.4 million for the three months ended December 31, 2000 and January 2, 2000, respectively, and $3.5 million and $0.8 million for the six months ended December 31, 2000 and January 2, 2000, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

8. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists, if any. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. Most of the general qualifying criteria for hedge accounting under SFAS 133 were derived from, and are similar to, the existing qualifying criteria in SFAS 80 "Accounting for Futures Contracts." SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 to defer the required effective date of implementing SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000.

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

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives of $3.1 million and $3.5 million in the second quarter and first six months of fiscal 2001, respectively, as a result of the fair market value adjustment for our interest rate swap agreement.

     The fair market value adjustment of these agreements will generally fluctuate based on the implied forward interest rate curve for 3-month LIBOR. As the interest rate curve decreases, the fair market value of the interest hedge contract will increase and we will record an additional charge. As interest rate curve increases, the fair market value of the interest hedge contract will decrease, and we will record income.

     In March 2000, the Company issued a floating rate note with a principal amount of $30,750,000. Embedded within the promissory note agreement is an interest rate cap. The embedded interest rate cap limits the 1-month LIBOR interest rate that we must pay on the note to 8.125%. At execution of the promissory note, the strike rate of the embedded interest rate cap of 8.125% was above the 1-month LIBOR rate of 6.61%. Under SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. For the quarterly period ended December 31, 2000, we accounted for the hybrid contract, comprised of variable rate note and the embedded interest rate cap as a single debt instrument.


9.       CONSOLIDATING FINANCIAL STATEMENTS

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

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000

                                                                 Parent                        Non                        Fairchild
                                                                 Company     Guarantors    Guarantors    Eliminations    Historical
                                                               ------------  ------------  ------------  -------------- ------------
Cash                                                             $   204       $  9,090      $  7,309         $     -      $  16,603
Marketable securities                                                 71          3,100         7,926               -         11,097
Accounts Receivable (including intercompany), less
allowances                                                         1,696        333,712         4,925       (229,443)        110,890
Inventory, net                                                         -        142,281        50,178               -        192,459
Prepaid and other current assets                                     385         28,271         8,443          48,273         85,372
                                                               ------------  ------------  ------------  -------------- ------------
Total current assets                                               2,356        516,454        78,781       (181,170)        416,421

Investment in Subsidiaries                                       888,795              -             -       (888,795)              -
Net fixed assets                                                     458        122,326        39,917               -        162,701
Net assets held for sale                                               -         17,726             -               -         17,726
Investments in affiliates                                            945          2,682             -               -          3,627
Goodwill                                                          16,124        383,232        30,758         (3,009)        427,105
Deferred loan costs                                               12,626             22         1,188               -         13,836
Prepaid pension assets                                                 -         64,471             -               -         64,471
Real estate investment                                                 -              -       112,115               -        112,115
Long-term investments                                                415          5,504         3,436           (488)          8,867
Other assets                                                      17,531       (13,696)         1,981               -          5,816
                                                               ------------  ------------  ------------  -------------- ------------
Total assets                                                    $939,250     $1,098,721     $ 268,176    $(1,073,462)    $ 1,232,685

                                                               ============  ============  ============  ============== ============

Bank notes payable & current maturities of debt                 $  2,250       $  1,770      $ 23,861         $     -      $  27,881
Accounts payable (including intercompany)                             93        579,333        77,060       (605,491)         50,995
Other accrued expenses                                          (33,363)         58,232        33,843          39,289         98,001
                                                               ------------  ------------  ------------  -------------- ------------
Total current liabilities                                       (31,020)        639,335       134,764       (566,202)        176,877

Long-term debt, less current maturities                          436,703          7,569        34,313               -        478,585
Fair market value of interest rate contract                        3,545              -             -               -          3,545
Other long-term liabilities                                          406         18,939         5,451               -         24,796
Noncurrent income taxes                                          121,013          (941)         1,989         (6,500)        115,561
Retiree health care liabilities                                        -         38,782         4,979               -         43,761
                                                               ------------  ------------  ------------  -------------- ------------
Total liabilities                                                530,647        703,684       181,496       (572,702)        843,125

Class A common stock                                               3,032              -            53            (53)          3,032
Class B common stock                                                 262              -             -               -            262
Notes due from stockholders                                        (520)        (1,341)             -               -        (1,861)
Paid-in-capital                                                  232,774        463,459       157,314       (620,773)        232,774
Retained earnings                                                249,703       (58,115)      (63,345)         121,460        249,703
Cumulative other comprehensive income                              (573)        (8,848)       (7,342)         (1,024)       (17,787)
Treasury stock, at cost                                         (76,075)          (118)             -           (370)       (76,563)
                                                               ------------  ------------  ------------  -------------- ------------
Total stockholders' equity                                       408,603        395,037        86,680       (500,760)        389,560
                                                               ------------  ------------  ------------  -------------- ------------
Total liabilities & stockholders' equity                        $939,250     $1,098,721     $ 268,176    $(1,073,462)    $ 1,232,685
                                                               ============  ============  ============  ============== ============

                      CONSOLIDATING STATEMENTS OF EARNINGS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

                                                                 Parent                        Non                        Fairchild
                                                                 Company     Guarantors    Guarantors    Eliminations    Historical
                                                               ------------  ------------  ------------  -------------  ------------
Net Sales                                                          $    -     $ 227,996      $ 72,020     $  (3,549)       $ 296,467

Costs and expenses
Cost of sales                                                           -       175,249        50,937        (3,549)         222,637
Selling, general & administrative                                   3,439        45,425         9,085              -          57,949
Amortization of goodwill                                              404         2,128         3,727              -           6,259
                                                               ------------  ------------  ------------  -------------  ------------
                                                                    3,843       222,802        63,749        (3,549)         286,845
                                                               ------------  ------------  ------------  -------------  ------------
Operating income (loss)                                           (3,843)         5,194         8,271              -           9,622

Net interest expense (including intercompany)                     (3,991)        24,899         5,623              -          26,531
Investment (income) loss, net                                           -           181         (805)              -           (624)
Decrease in fair market value of interest rate contract           (3,545)             -             -              -         (3,545)
                                                               ------------  ------------  ------------  -------------  ------------
Earnings (loss) before taxes                                      (3,397)      (19,886)         3,453              -        (19,830)
Income tax (provision) benefit                                      1,668         9,898       (4,002)              -           7,564
Equity in earnings of affiliates and subsidiaries                (10,355)           181             -         10,355             181
                                                               ------------  ------------  ------------  -------------  ------------
Earnings (loss) from continuing operations                       (12,084)       (9,807)         (549)         10,355        (12,085)
Cumulative Effect in Change in Accounting                               -             -             -              -               -
                                                               ------------  ------------  ------------  -------------  ------------
Net earnings (loss)                                            $ (12,084)     $ (9,807)      $  (549)      $  10,355      $ (12,085)
                                                               ============  ============  ============  =============  ============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

                                                                  Parent                       Non                        Fairchild
                                                                 Company       Guarantors    Guarantors  Eliminations    Historical
                                                               ------------  ------------  ------------  -------------  ------------
 Cash Flows from Operating Activities:
 Net earnings (loss)                                           $ (12,084)     $ (9,807)      $  (549)      $  10,355      $ (12,085)
 Depreciation & amortization                                          455        13,073         8,447              -          21,975
 Accretion of discount on long-term liabilities                         -           689             -              -             689
 Amortization of deferred loan fees                                   690             1           226              -             917
 Unrealized holding (gain) loss on derivatives                      4,356             -             -              -           4,356
 Change in assets and liabilities                                (18,841)      (16,896)      (10,992)       (10,355)        (57,084)
                                                               ------------  ------------  ------------  -------------  ------------
 Net cash (used for) provided by operating activities            (25,424)      (12,940)       (2,868)              -        (41,232)

 Cash Flows from Investing Activities:
    Purchase of PP&E                                                (158)       (5,908)       (2,277)              -         (8,343)
    Investment securities, net                                          -         3,755             -              -           3,755
 Change in real estate investment                                       -             -       (1,705)              -         (1,705)
 Change in net assets held for sale                                     -         2,081             -              -           2,081
 Other changes                                                          -           132             -              -             132
                                                               ------------  ------------  ------------  -------------  ------------
 Net cash (used for) provided by investing activities               (158)            60       (3,982)              -         (4,080)

 Cash Flows from Financing Activities:
 Proceeds from issuance of debt                                    25,200           130         5,939              -          31,269
 Debt repayments, net                                                   -       (1,229)       (5,541)              -         (6,770)
 Issuance of Class A common stock                                     551             -             -              -             551
 Loans to stockholders                                                  -             6             -              -               6
                                                               ------------  ------------  ------------  -------------  ------------
 Net cash (used for) provided by financing activities              25,751       (1,093)           398              -          25,056
 Effect of exchange rate changes on cash                                -             -         1,069              -           1,069
                                                               ------------  ------------  ------------  -------------  ------------
 Net change in cash                                                   169      (13,973)       (5,383)              -        (19,187)
 Cash, beginning of the year                                           35        23,063        12,692              -          35,790
                                                               ------------  ------------  ------------  -------------  ------------
 Cash, end of the year                                            $   204      $  9,090      $  7,309        $     -       $  16,603
                                                               ============  ============  ============  =============  ============


                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2000

                                                                 Parent                       Non                         Fairchild
                                                                 Company      Guarantors    Guarantors    Eliminations   Historical
                                                               ------------- ------------  ------------  -------------  ------------
Cash                                                               $   35      $ 23,063      $ 12,692        $     -       $  35,790
Short-term investments                                                 71         8,983             -              -           9,054
Accounts Receivable (including intercompany), less
   allowances                                                       2,079        82,054        43,097              -         127,230
Inventory, net                                                          -       130,634        49,225              -         179,859
Prepaid and other current assets                                      141        67,624         6,466              -          74,231
                                                               ------------- ------------  ------------  -------------  ------------
Total current assets                                                2,326       312,358       111,480              -         426,164

Investment in Subsidiaries                                        869,958             -             -      (869,958)               -
Net fixed assets                                                      493       131,029        42,615              -         174,137
Net assets held for sale                                                -        20,112             -              -          20,112
Investments and advances in affiliates                                945         2,293             -              -           3,238
Goodwill                                                           16,528       385,156        34,758              -         436,442
Deferred loan costs                                                13,284            24         1,406              -          14,714
Prepaid pension assets                                                  -        64,418             -              -          64,418
Real estate investment                                                  -             -       112,572              -         112,572
Long-term investments                                                 355         9,729             -              -          10,084
Other assets                                                       17,592      (13,418)         1,365              -           5,539
                                                               ------------- ------------  ------------  -------------  ------------
Total assets                                                    $ 921,481     $ 911,701     $ 304,196     $(869,958)      $1,267,420
                                                               ============= ============  ============  =============  ============

Bank notes payable & current maturities of debt                  $  2,250      $  2,194      $ 24,150        $     -       $  28,594
Accounts payable (including intercompany)                           2,954        46,105        13,435              -          62,494
Other accrued expenses                                           (42,778)       129,106        36,113              -         122,441
                                                               ------------- ------------  ------------  -------------  ------------
Total current liabilities                                        (37,574)       177,405        73,698              -         213,529

Long-term debt, less current maturities                           410,691         8,242        34,786              -         453,719
Other long-term liabilities                                           405        19,839         6,474              -          26,718
Noncurrent income taxes                                           145,847      (17,525)           193              -         128,515
Retiree health care liabilities                                         -        38,196         4,607              -          42,803
Minority interest in subsidiaries                                       -             -            23              -              23
                                                               ------------- ------------  ------------  -------------  ------------
Total liabilities                                                 519,369       226,157       119,781              -         865,307

Class A common stock                                                3,008             -         2,090        (2,090)           3,008
Class B common stock                                                  262             -             -              -             262
Notes due from stockholders                                         (520)       (1,347)             -              -         (1,867)
Paid-in-capital                                                     5,158       226,032       249,301      (249,301)         231,190
Retained earnings                                                 469,270       469,183      (58,098)      (618,567)         261,788
Cumulative other comprehensive income                                (46)       (7,838)       (8,878)              -        (16,762)
Treasury stock, at cost                                          (75,020)         (486)             -              -        (75,506)
                                                               ------------- ------------  ------------  -------------  ------------
Total stockholders' equity                                        402,112       685,544       184,415      (869,958)         402,113
                                                               ------------- ------------  ------------  -------------  ------------
Total liabilities & stockholders' equity                        $ 921,481     $ 911,701     $ 304,196     $(869,958)      $1,267,420
                                                               ============= ============  ============  =============  ============

                      CONSOLIDATING STATEMENTS OF EARNINGS
                    FOR THE SIX MONTHS ENDED JANUARY 2, 2000


CONSOLIDATING STATEMENTS OF EARNINGS
For the Six Months Ended
January 2, 2000
                                                         Parent                          Non                         Fairchild
                                                        Company       Guarantors      Guarantors    Eliminations    Historical
                                                      -------------  --------------  -------------  -------------  --------------
Net Sales                                             $          -       $ 234,852   $     83,451   $    (1,550)       $ 316,753
Costs and expenses
      Cost of sales                                              -         175,728         61,556        (1,550)         235,734
      Selling, general & administrative                      2,380          45,577         11,638              -          59,595
      Restructuring                                              -           6,057              -              -           6,057
      Amortization of goodwill                                 257           5,345            506              -           6,108
                                                      -------------  --------------  -------------  -------------  --------------
                                                             2,637         232,707         73,700        (1,550)         307,494
                                                      -------------  --------------  -------------  -------------  --------------
      Operating income (loss)                              (2,637)           2,145          9,751              -           9,259

Net interest expense                                        24,888         (5,907)          3,790              -          22,771
Investment (income) loss, net                                    -         (2,878)              -              -         (2,878)
Intercompany dividends                                           -               -            714          (714)               -
Nonreucrring income on
  disposition of subsidiary                                      -               -       (28,003)              -        (28,003)
                                                      -------------  --------------  -------------  -------------  --------------
Earnings (loss) before taxes                              (27,525)          10,930         33,250            714          17,369
Income tax (provision) benefit                             (4,644)           (120)          (502)              -         (5,266)
Equity in earnings of
  affiliates and subsidiaries                               43,199         (1,073)              -       (43,199)         (1,073)
                                                      -------------  --------------  -------------  -------------  --------------
Earnings (loss) from continuing operations                  11,030           9,737         32,748       (42,485)          11,030
Earnings (loss) from disposal of
  discontinued operations                                        -               -            374          (374)               -
                                                      -------------  --------------  -------------  -------------  --------------
Net earnings (loss)                                    $    11,030    $    9,737       $   33,122    $  (42,859)    $     11,030
                                                      =============  ==============  =============  =============  ==============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JANUARY 2, 2000



CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended
January 2, 2000
                                                         Parent                          Non                         Fairchild
                                                        Company       Guarantors      Guarantors    Eliminations    Historical
                                                      -------------  --------------  -------------  -------------  --------------
Cash Flows from Operating Activities:
-------------------------------------
Net earnings (loss)                                    $    11,030    $      9,737    $    33,122    $  (42,859)    $     11,030
Depreciation and amortization                                  349          15,175          4,214              -          19,738
Amortization of deferred loan fees                             577               -              -              -             577
Accretion of discount on long-term liabilities               1,923               -              -              -           1,923
(Gain) on sale of affiliate investment and
   divestiture of subsidiary                                     -               -       (28,003)              -        (28,003)
(Gain) on sale of investments                                    -         (2,851)              -              -         (2,851)
Undistributed loss (earnings) of affiliates                      -           1,651              -              -           1,651
Change in assets and liabilities                          (15,046)        (72,871)        (5,752)         42,859        (50,810)
Non-cash charges and working capital changes
   of discontinued operations                                    -               -       (12,049)              -        (12,049)
                                                      -------------  --------------  -------------  -------------  --------------
Net cash (used for) provided by operating
activities                                                 (1,167)        (49,159)        (8,468)              -        (58,794)
                                                      -------------  --------------  -------------  -------------  --------------

Cash Flows from Investing Activities:
-------------------------------------
Net proceeds from (used for) investments                         -           1,351              -              -           1,351
Purchase of property, plant and equipment                      (5)        (11,932)        (4,638)              -        (16,575)
Equity investment in affiliates                                  -         (2,441)              -              -         (2,441)
Net  proceeds from sale of affiliate investment
   and divestiture of subsidiaries                               -          57,000         48,009              -         105,009
Real estate investment                                           -               -       (11,087)              -        (11,087)
Change in net assets held for sale                               -           4,419              -              -           4,419
Investing activities of discontinued operations                  -               -          7,100              -           7,100
                                                      -------------  --------------  -------------  -------------  --------------
Net cash (used for) provided by investing
activities                                                     (5)          48,397         39,384              -          87,776
                                                      -------------  --------------  -------------  -------------  --------------

Cash Flows from Financing Activities:
-------------------------------------
Proceeds from issuance of debt                              45,600         110,459          5,787              -         161,846
Debt repayment and repurchase of debentures
   (including intercompany), net                          (44,557)        (77,208)       (39,413)              -       (161,178)
Issuance of Class A common stock                               168               -              -              -             168
Purchase of treasury stock                                       -           (622)              -              -           (622)
                                                      -------------  --------------  -------------  -------------  --------------
Net cash provided by financing activities                    1,211          32,629       (33,626)              -             214
                                                      -------------  --------------  -------------  -------------  --------------
Effect of exchange rate changes on cash                          -              33          (277)              -           (244)
                                                      -------------  --------------  -------------  -------------  --------------
Net change in cash and cash equivalents                         39          31,900        (2,987)              -          28,952
Cash and cash equivalents, beginning of the year                27          41,793         13,040              -          54,860
                                                      -------------  --------------  -------------  -------------  --------------
Cash and cash equivalents, end of the year             $        66    $     73,693    $    10,053    $         -    $     83,812
                                                      =============  ==============  =============  =============  ==============

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

                                                        Three Months Ended                         Six Months Ended

                                             ----------------------------------------  -----------------------------------------
                                                12/31/00      1/2/00       1/2/00        12/31/00      1/2/00        1/2/00
                                                 Actual       Actual      Pro Forma       Actual       Actual       Pro Forma
                                             ----------------------------------------  -----------------------------------------
Sales by Segment:
  Aerospace Fasteners Segment                     $128,010     $124,143     $124,143       $253,456     $258,563       $258,563
  Aerospace Distribution Segment                    20,090       28,101       17,551         43,011       57,451         35,757
  Corporate and Other Segment                            -            -            -              -          739              -
                                             ----------------------------------------  -----------------------------------------
TOTAL SALES                                       $148,100     $152,244     $141,694       $296,467     $316,753       $294,320
                                             ----------------------------------------  -----------------------------------------

Operating Results by Segment:
  Aerospace Fasteners Segment (a)                  $ 9,853      $ 2,915     $  2,915       $ 16,852     $ 11,790      $  11,790
  Aerospace Distribution Segment                       712        2,082          909          1,699        4,339          2,261
  Real Estate Operations Segment (b)                 (481)          333          333             83          434            434
  Corporate and Other Segment                      (4,758)      (6,105)      (6,078)        (9,012)      (7,304)        (7,290)
                                             ----------------------------------------  -----------------------------------------
TOTAL OPERATING INCOME                             $ 5,326     $  (775)    $ (1,921)        $ 9,622      $ 9,259       $  7,195
                                             ----------------------------------------  -----------------------------------------

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

     Net interest expense increased $3.8 million in the first six months of fiscal 2001, compared to the first six months of fiscal 2000. We recognized interest expense of $1.8 million in the first six months of fiscal 2001, while we capitalized $3.8 million of interest expense in the first six months of fiscal 2000 from real estate development at our shopping center in Farmingdale, New York. The increase in interest rates during the first six months of fiscal 2001 was offset by higher average debt outstanding in the first six months of fiscal 2000.

     In the first six months of fiscal 2001, we recognized a $3.5 million of non-cash decrease on the fair market value adjustment of interest rate derivatives of a ten-year $100 million interest rate hedge agreement.

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

     Comprehensive income (loss) includes foreign currency translation adjustments, unrealized holding changes in the fair market value of available-for-sale investment securities, and the cumulative effect of adoption of SFAS 133, accounting for Derivatives. For the six months ended December 31, 2000, foreign currency translation adjustments decreased by $2.6 million, the fair market value of unrealized holding gains on investment securities we own increased by $2.1 million, and we recorded a $0.5 million decrease in the fair market value of our $100 million interest rate swap agreement due to the cumulative effect of adoption of SFAS 133.

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

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
        -----------------------------------------------------------------

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

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives of $3.1 million and $3.5 million in the second quarter and first six months of fiscal 2001, respectively as a result of the fair market value adjustment for our interest rate swap agreement.

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

     In March 2000, the Company issued a floating rate note with a principal amount of $30,750,000. Embedded within the promissory note agreement is an interest rate cap. The embedded interest rate cap limits the 1-month LIBOR interest rate that we must pay on the note to 8.125%. At execution of the promissory note, the strike rate of the embedded interest rate cap of 8.125% was above the 1-month LIBOR rate of 6.61%. Under SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. For the six months ended December 31, 2000, we accounted for the hybrid contract, comprised of variable rate note and the embedded interest rate cap as a single debt instrument.

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

Expected Fiscal Year Maturity Date                                            2003                               2008
                                                               ---------------------------------------------------------------------
   Type of Interest Rate Contracts                                     Interest Rate Cap                  Variable to Fixed
   Variable to Fixed (in thousands)                                         $30,750                            $100,000
   Fixed LIBOR rate                                                           N/A                                6.24% (a)
   LIBOR cap rate                                                            8.125%                              N/A
   Average floor rate                                                         N/A                                N/A
   Weighted average forward LIBOR rate                                       6.89%                              6.04%
   Fair Market Value at April 1, 2001 (in thousands)                          $37                              $(4,356)

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