Form 10-Q
period 2001-04-01
FAIRCHILD CORP
filed 2001-05-10
CIK 9779

29

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the Quarterly Period Ended April 1, 2001

                          Commission File Number 1-6560


                            THE FAIRCHILD CORPORATION
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                34-0728587
            --------------                          ----------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or organization)

    45025 Aviation Drive, Suite 400
    Dulles, VA                                          20166
    -------------------------------                  -----------
    (Address of principal executive offices)         (Zip Code)

    Registrant's telephone number, including area code         (703) 478-5800
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

                                    YES X NO
                                       ---  ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
            Title of Class                                    April 1, 2001
            --------------                                    --------------
    Class A Common Stock, $0.10 Par Value                        22,527,801
    Class B Common Stock, $0.10 Par Value                         2,621,502

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                      INDEX




                                                                           Page
                                                                           ----
PART I.FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Balance Sheets as of April 1,
          2001 (Unaudited) and June 30, 2000..............................   3

          Consolidated Statements of Earnings (Unaudited) for the
          Three and Nine Months ended April 1, 2001 and April 2, 2000.....   5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Nine Months ended April 1, 2001 and April 2, 2000.......   7

          Notes to Condensed Consolidated Financial Statements (Unaudited)   8

 Item 2.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition.........................................  19

 Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......  26


PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings...............................................  27

 Item 5.   Other Information..............................................  27

 Item 6.   Exhibits and Reports on Form 8-K...............................  27


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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   April 1, 2001 (Unaudited) and June 30, 2000
                                 (In thousands)


                                     ASSETS

                                                                                             April 1,             June 30,
                                                                                               2001                 2000
                                                                                         ------------------   ------------------
CURRENT ASSETS:                                                                                                      (*)
---------------
Cash and cash equivalents, $382 and $14,287 restricted                                           $  17,797            $  35,790
Short-term investments                                                                               5,097                9,054
Accounts receivable-trade, less allowances of $6,399 and $9,598                                    119,816              127,230
Inventories:
   Finished goods                                                                                  146,925              138,330
   Work-in-process                                                                                  33,720               30,523
   Raw materials                                                                                    13,602               11,006
                                                                                         ------------------   ------------------
                                                                                                   194,247              179,859
Prepaid expenses and other current assets                                                           88,718               74,231
                                                                                         ------------------   ------------------
Total Current Assets                                                                               425,675              426,164

Property, plant and equipment, net of accumulated
  depreciation of $149,356 and $142,938                                                            155,882              174,137
Net assets held for sale                                                                            17,848               20,112
Cost in excess of net assets acquired (Goodwill), less
  accumulated amortization of $62,210 and $52,826                                                  422,720              436,442
Investments and advances, affiliated companies                                                       3,752                3,238
Prepaid pension assets                                                                              64,498               64,418
Deferred loan costs                                                                                 13,374               14,714
Real estate investment                                                                             110,613              112,572
Long-term investments                                                                                7,694               10,084
Other assets                                                                                         5,930                5,539
                                                                                         ------------------   ------------------
TOTAL ASSETS                                                                                   $ 1,227,986          $ 1,267,420
                                                                                         ------------------   ------------------





*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   April 1, 2001 (Unaudited) and June 30, 2000
                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             April 1,             June 30,
                                                                                               2001                 2000
                                                                                         ------------------   ------------------
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt                                      $  28,420            $  28,594
Accounts payable                                                                                    56,967               62,494
Accrued liabilities:
    Salaries, wages and commissions                                                                 31,331               38,065
    Employee benefit plan costs                                                                      7,210                5,608
    Insurance                                                                                       10,050               12,237
    Interest                                                                                        14,273                6,408
    Other accrued liabilities                                                                       42,261               60,123
                                                                                         ------------------   ------------------
Total Current Liabilities                                                                          190,512              213,529
                                                                                         ------------------   ------------------

LONG-TERM LIABILITES:
Long-term debt, less current maturities                                                            470,679              453,719
Fair market value of interest rate contract                                                          7,726                    -
Other long-term liabilities                                                                         23,565               26,741
Retiree health care liabilities                                                                     44,229               42,803
Noncurrent income taxes                                                                            113,910              128,515
                                                                                         ------------------   ------------------
TOTAL LIABILITIES                                                                                  850,621              865,307

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; authorized
  40,000 shares, 30,335 (30,079 in June) shares issued and
  22,528 (22,430 in June) shares outstanding                                                         3,034                3,008
Class B common stock, $0.10 par value; authorized 20,000
   shares, 2,622 shares issued and outstanding                                                         262                  262
Paid-in capital                                                                                    232,935              231,190
Treasury stock, at cost, 7,807 (7,649 in June) shares of Class A common stock                     (76,563)             (75,506)
Retained earnings                                                                                  246,212              261,788
Notes due from stockholders                                                                        (1,792)              (1,867)
Cumulative other comprehensive income                                                             (26,723)             (16,762)
                                                                                         ------------------   ------------------
TOTAL STOCKHOLDERS' EQUITY                                                                         377,365              402,113
                                                                                         ------------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 1,227,986          $ 1,267,420
                                                                                         ------------------   ------------------




*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                 EARNINGS (Unaudited) For The Three (3) And Nine
                (9) Months Ended April 1, 2001 and April 2, 2000
                      (In thousands, except per share data)



                                                                            Three Months Ended              Nine Months Ended
                                                                        ----------------------------   -----------------------------
                                                                           4/1/01         4/2/00          4/1/01          4/2/00
                                                                        -------------  -------------   -------------   -------------
REVENUE:
   Net sales                                                                $162,358       $158,029        $458,825        $474,782
   Rental revenue                                                              1,615          1,001           5,145           1,780
   Other income, net                                                         (1,178)          1,030           1,668           7,861
                                                                        -------------  -------------   -------------   -------------
                                                                             162,795        160,060         465,638         484,423
 COSTS AND EXPENSES:

   Cost of goods sold                                                        119,871        117,527         342,507         353,261
   Cost of rental revenue                                                        993            586           3,367             866
   Selling, general & administrative                                          32,770         30,739          94,722          97,664
   Amortization of goodwill                                                    3,125          3,082           9,384           9,190
   Restructuring                                                                   -          1,399               -           7,456
                                                                        -------------  -------------   -------------   -------------
                                                                             156,759        153,333         449,980         468,437
 OPERATING INCOME                                                              6,036          6,727          15,658          15,986
 Interest expense                                                             13,553         13,717          40,851          38,045
 Interest income                                                               (741)        (2,041)         (1,509)         (3,598)
                                                                        -------------  -------------   -------------   -------------
 Net interest expense                                                         12,812         11,676          39,342          34,447
 Investment income                                                             4,914          6,272           5,538           9,150
 Decrease in fair market value of interest rate contract                     (3,370)              -         (6,915)               -
 Nonrecurring gain                                                                 -            852               -          28,855
                                                                        -------------  -------------   -------------   -------------
 Earnings (loss) from continuing operations before taxes                     (5,232)          2,175        (25,061)          19,544
 Income tax benefit (provision)                                                1,740          (156)           9,304         (5,422)
 Equity in earnings (loss) of affiliates, net                                      -            603             181           (470)
                                                                        -------------  -------------   -------------   -------------
 NET EARNINGS (LOSS)                                                       $ (3,492)        $ 2,622      $ (15,576)        $ 13,652
                                                                        -------------  -------------   -------------   -------------
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                    (6,016)        (3,660)         (8,586)         (6,742)
 Unrealized holding changes on derivatives                                        70              -           (482)               -
 Unrealized periodic holding changes on securities                           (2,966)        (1,690)           (893)             149
                                                                        -------------  -------------   -------------   -------------
 Other comprehensive loss                                                    (8,912)        (5,350)         (9,961)         (6,593)
                                                                        -------------  -------------   -------------   -------------
 COMPREHENSIVE INCOME (LOSS)                                              $ (12,404)      $ (2,728)      $ (25,537)        $  7,059
                                                                        -------------  -------------   -------------   -------------




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                 EARNINGS (Unaudited) For The Three (3) And Nine
                (9) Months Ended April 1, 2001 and April 2, 2000
                      (In thousands, except per share data)



                                                                            Three Months Ended              Nine Months Ended
                                                                        ----------------------------   -----------------------------
                                                                           4/1/01         4/2/00          4/1/01          4/2/00
                                                                        -------------  -------------   -------------   -------------
BASIC EARNINGS PER SHARE:
-------------------------
NET EARNINGS (LOSS)                                                         $ (0.14)        $  0.10        $ (0.62)         $  0.55
                                                                        ----------------------------   -----------------------------
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                   $ (0.24)       $ (0.15)        $ (0.34)        $ (0.27)
 Unrealized holding changes on derivatives                                         -              -          (0.02)               -
 Unrealized periodic holding changes on securities                            (0.12)         (0.07)          (0.04)            0.01
                                                                        ------------------------------------------------------------
 Other comprehensive loss                                                     (0.36)         (0.22)          (0.40)          (0.26)
                                                                        ------------------------------------------------------------
 COMPREHENSIVE INCOME (LOSS)                                                $ (0.50)       $ (0.12)        $ (1.02)         $  0.29
                                                                        ------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
---------------------------
NET EARNINGS (LOSS)                                                         $ (0.14)        $  0.10        $ (0.62)         $  0.54
                                                                        ------------------------------------------------------------
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                   $ (0.24)       $ (0.15)        $ (0.34)        $ (0.27)
 Unrealized holding changes on derivatives                                         -              -          (0.02)               -
 Unrealized periodic holding changes on securities
                                                                              (0.12)         (0.07)          (0.04)            0.01
                                                                        ------------------------------------------------------------
 Other comprehensive loss                                                     (0.36)         (0.22)          (0.40)          (0.26)
                                                                        ------------------------------------------------------------
 COMPREHENSIVE INCOME (LOSS)                                                $ (0.50)       $ (0.11)        $ (1.02)         $  0.28
                                                                        ------------------------------------------------------------
Weighted average shares outstanding:
  Basic                                                                       25,140         24,975          25,114          24,922
                                                                        ------------------------------------------------------------
  Diluted                                                                     25,140         25,297          25,114          25,416
                                                                        ------------------------------------------------------------














The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
          For The Nine (9) Months Ended April 1, 2001 and April 2, 2000
                                 (In thousands)

                                                                                              4/1/01              4/2/00
                                                                                         ------------------  -----------------
Cash flows from operating activities:
-------------------------------------
        Net earnings                                                                            $ (15,576)           $ 13,652
        Depreciation and amortization                                                               32,831             30,314
        Accretion of discount on long-term liabilities                                               1,375              2,845
        Amortization of deferred loan fees                                                           1,392                902
        Unrealized holding (gain) loss on derivatives                                                7,726                  -
        Net gain on divestiture of investment in affiliates                                              -           (26,598)
        Net gain on divestiture of subsidiary                                                            -            (2,256)
        Gain on sale of investments                                                                (6,340)                  -
        Distributed (undistributed) earnings of affiliates, net                                      (181)                723
        Change in assets and liabilities                                                          (58,354)           (52,293)
        Non-cash charges and working capital changes of discontinued operations                          -           (12,535)
                                                                                         ------------------  -----------------
        Net cash used for operating activities                                                    (37,127)           (45,246)
 Cash flows from investing activities:
 -------------------------------------
        Purchase of property, plant and equipment                                                 (11,341)           (24,805)
        Net proceeds received from the sale of property, plant, and equipment                        3,539                  -
        Net proceeds received from (used for) investment securities                                 10,414             13,571
        Net proceeds received from divestiture of investment in affiliates                               -             46,886
        Net proceeds received from divestiture of subsidiaries                                           -             61,906
        Real estate investment                                                                     (1,993)           (26,419)
        Equity investment in affiliates                                                              (443)            (2,476)
        Proceeds received from net assets held for sale                                              1,936              4,672
        Investing activities of discontinued operations                                                  -              7,100
                                                                                         ------------------  -----------------
        Net cash provided by investing activities                                                    2,112             80,435
 Cash flows from financing activities:
 -------------------------------------
        Proceeds from issuance of debt                                                             123,823            198,172
        Debt repayments                                                                          (107,037)          (201,453)
        Issuance of Class A common stock                                                               714                286
        Purchase of treasury stock                                                                       -              (486)
        Net loans to stockholders'                                                                      75                  -
                                                                                         ------------------  -----------------
        Net cash provided by (used for) financing activities                                        17,575            (3,481)
        Effect of exchange rate changes on cash                                                      (553)              (963)
                                                                                         ------------------  -----------------
        Net change in cash and cash equivalents                                                   (17,993)             30,745
        Cash and cash equivalents, beginning of the year                                            35,790             54,860
                                                                                         ------------------  -----------------
        Cash and cash equivalents, end of the period                                              $ 17,797           $ 85,605
                                                                                         ------------------  -----------------







The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                        (In thousands, except share data)

1.       FINANCIAL STATEMENTS

     The consolidated balance sheet as of April 1, 2001, and the consolidated statements of earnings and cash flows for the nine months ended April 1, 2001 and April 2, 2000 have been prepared by us, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 1, 2001, and for all periods presented, have been made. The balance sheet at June 30, 2000 was condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our June 30, 2000 Annual Report on Form 10-K. The results of operations for the period ended April 1, 2001 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

2.       PRO FORMA FINANCIAL STATEMENTS

     The unaudited pro forma consolidated statement of earnings for the nine months ended April 2, 2000 have been prepared to give effect to the dispositions of Dallas Aerospace (December 1999), Camloc Gas Springs (September 1999) and the investment in Nacanco (July 1999), as if these transactions had occurred on July 1, 1999. The unaudited pro forma information is not intended to be indicative of future results of our operations or results that might have been achieved if these transactions had been in effect since July 1, 1999.

                                                        Nine Months
                                                          Ended
                                                          4/2/00
                                                        -----------------
Net sales                                                  $  452,349
Gross profit                                                  117,195
Net loss                                                      (5,893)
Net loss, per basic and diluted share                      $   (0.24)

3.       EQUITY SECURITIES

     We had 22,527,801 shares of Class A common stock and 2,621,502 shares of Class B common stock outstanding at April 1, 2001. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. For the nine months ended April 1, 2001, 97,929 shares of Class A common stock were issued as a result of the exercise of stock options and shareholders converted 150 shares of Class B common stock into Class A common stock.

     During the nine months ended April 1, 2001, we issued 132,394 deferred compensation units pursuant to our stock option deferral plan, as a result of the exercise of 291,050 stock options. Each deferred compensation unit is represented by one share of our treasury stock and is convertible into one share of our Class A common stock after a specified period of time.

4.       RESTRICTED CASH

     On April 1, 2001 and June 30, 2000, we had restricted cash of $382 and $14,287, respectively, all of which is maintained as collateral for certain debt facilities and escrow arrangements.

5.       EARNINGS PER SHARE

     The following table illustrates the computation of basic and diluted earnings per share:

                                                                      Three Months Ended                Nine Months Ended
                                                                 ---------------------------------  --------------------------------
                                                                     4/1/01            4/2/00          4/1/01            4/2/00
                                                                 ----------------  ---------------  --------------    --------------
Basic earnings per share:
 Earnings from continuing operations                                   $ (3,492)          $ 2,622      $ (15,576)          $ 13,652
                                                                 ================  ===============  ==============    ==============
 Common shares outstanding                                                25,140           24,975          25,114            24,922
                                                                 ================  ===============  ==============    ==============
 Basic earnings from continuing operations per share                    $ (0.14)          $  0.10        $ (0.62)           $  0.55
                                                                 ================  ===============  ==============    ==============

Diluted earnings per share:
 Earnings from continuing operations                                   $ (3,492)          $ 2,622      $ (15,576)          $ 13,652
                                                                 ================  ===============  ==============    ==============
 Common shares outstanding                                                25,140           24,975          25,114            24,922
 Options                                                            antidilutive              138    antidilutive               214
 Warrants                                                           antidilutive              184    antidilutive               280
                                                                 ----------------  ---------------  --------------    --------------
 Total shares outstanding                                                 25,140           25,297          25,114            25,416
                                                                 ================  ===============  ==============    ==============
 Diluted earnings from continuing operations per share                  $ (0.14)          $  0.10        $ (0.62)           $  0.54
                                                                 ================  ===============  ==============    ==============

     Stock options entitled to purchase 1,820,014 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and nine months ended April 2, 2000. Stock options entitled to purchase 2,118,835 and 2,213,936 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and nine months ended April 1, 2001, respectively. Stock warrants entitled to purchase 400,000 and 519,091 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and nine months ended April 1, 2001, respectively. These shares could be dilutive in subsequent periods.

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

     As of April 1, 2001, the consolidated total of our recorded liabilities for environmental matters was approximately $12.0 million, which represented the estimated probable exposure for these matters. It is reasonably possible that our total exposure for these matters could be approximately $19.1 million.

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

7.

SEGMENT INFORMATION

     We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. Since our last annual report, we are now reporting the results of the real estate operations as a separate segment. Previously, the results for our real estate operations were included within the corporate and other classification. The following table provides the historical results of our operations for the three and nine months ended April 1, 2001 and April 2, 2000, respectively.

                                                                           Three Months Ended           Nine Months Ended
                                                                        --------------------------  --------------------------
                                                                           4/1/01       4/2/00         4/1/01       4/2/00
                                                                        --------------------------  --------------------------
 SALES BY SEGMENT:
   Aerospace Fasteners Segment                                              $140,806     $138,134       $394,262     $396,697
   Aerospace Distribution Segment                                             21,552       19,895         64,563       77,346
   Corporate and Other Segment                                                     -            -              -          739
                                                                        --------------------------  --------------------------
 TOTAL SALES                                                                $162,358     $158,029       $458,825     $474,782
                                                                        --------------------------  --------------------------
OPERATING RESULTS BY SEGMENT:
   Aerospace Fasteners Segment (a)                                          $  9,788     $ 10,466       $ 26,640     $ 22,256
   Aerospace Distribution Segment                                              1,725        1,652          3,424        5,991
   Real Estate Segment (b)                                                     (764)          382          (681)          816
   Corporate and Other Segment                                               (4,713)      (5,773)       (13,725)     (13,077)
                                                                        --------------------------  --------------------------
 TOTAL OPERATING INCOME                                                     $  6,036     $  6,727       $ 15,658     $ 15,986
                                                                        --------------------------  --------------------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  BEFORE TAXES:
   Aerospace Fasteners Segment (a)                                          $  9,200     $  9,915       $ 24,903     $ 20,638
   Aerospace Distribution Segment                                              1,702        1,651          3,362        5,991
   Real Estate Segment (b)                                                   (1,619)          376        (3,223)          810
   Corporate and Other Segment                                              (14,514)      (9,767)       (50,103)      (7,895)
                                                                        --------------------------  --------------------------
Total earnings (loss) from continuing operations before taxes:             $ (5,231)      $ 2,175      $(25,061)     $ 19,544
                                                                        --------------------------  --------------------------


TOTAL ASSETS:                                                              4/1/01       6/30/00
                                                                        --------------------------
   Aerospace Fasteners Segment                                            $  628,621   $  632,152
   Aerospace Distribution Segment                                             50,301       90,918
   Real Estate Segment                                                       114,453      120,092
   Corporate and Other Segment                                               434,611      424,258
                                                                        --------------------------
   TOTAL ASSETS                                                           $1,227,986   $1,267,420
                                                                        --------------------------

(a) - Includes restructuring charges of $1.4 million and $7.5 million in the three and nine months ended April 2, 2000, respectively.
(b) - Includes rental revenue of $1.6 million and $1.0 million for the three months ended April 1, 2001 and April 2, 2000, respectively, and $5.1 million and $1.8 million for the nine months ended April 1, 2001 and April 2, 2000, respectively.

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

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives of $3.4 million and $6.9 million in the third quarter and first six months of fiscal 2001, respectively, as a result of the fair market value adjustment for our interest rate swap agreement.

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

     In March 2000, the Company issued a floating rate note with a principal amount of $30,750,000. Embedded within the promissory note agreement is an interest rate cap. The embedded interest rate cap limits the 1-month LIBOR interest rate that we must pay on the note to 8.125%. At execution of the promissory note, the strike rate of the embedded interest rate cap of 8.125% was above the 1-month LIBOR rate of 6.61%. Under SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. For the nine months ended April 1, 2001, we accounted for the hybrid contract, comprised of variable rate note and the embedded interest rate cap as a single debt instrument.

9.       CONSOLIDATING FINANCIAL STATEMENTS

     The following unaudited consolidating financial statements separately show The Fairchild Corporation and the subsidiaries of The Fairchild Corporation. These financial statements are provided to fulfill public reporting requirements, and separately present guarantors of the 10 3/4% senior subordinated notes due 2009 issued by The Fairchild Corporation. The "parent company" provides the results of The Fairchild Corporation on an unconsolidated basis. The guarantors are composed primarily of our domestic subsidiaries, excluding Fairchild Technologies, a real estate development venture, and certain other subsidiaries.

                           CONSOLIDATING BALANCE SHEET
                                  APRIL 1, 2001

                                                                Parent                        Non                        Fairchild
                                                                Company     Guarantors    Guarantors    Eliminations     Historical
                                                              ------------  ------------  ------------  --------------  ------------
Cash                                                             $  2,598      $  6,117      $  9,082         $     -      $  17,797
Marketable securities                                                  71         2,814         2,212               -          5,097
Accounts Receivable (including intercompany), less allowances       1,853       510,824         8,729       (401,590)        119,816
Inventory, net                                                          -       145,710        48,538               -        194,248
Prepaid and other current assets                                      396        29,779         7,770          50,773         88,718
                                                              ------------  ------------  ------------  --------------  ------------
Total current assets                                                4,918       695,244        76,331       (350,817)        425,676

Investment in Subsidiaries                                        888,255             -             -       (888,255)              -
Net fixed assets                                                      440       117,874        37,569               -        155,883
Net assets held for sale                                                -        17,848             -               -         17,848
Investments in affiliates                                             945         2,807             -               -          3,752
Goodwill                                                           15,921       376,834        33,503         (3,538)        422,720
Deferred loan costs                                                12,283            21         1,071               -         13,375
Prepaid pension assets                                                  -        64,498             -               -         64,498
Real estate investment                                                  -             -       110,613               -        110,613
Long-term investments                                                 415         4,331         3,436           (488)          7,694
Other assets                                                       17,499      (13,587)         2,015               -          5,927
                                                              ------------  ------------  ------------  --------------  ------------
Total assets                                                   $  940,676    $1,265,870    $  264,538    $(1,243,098)    $ 1,227,986
                                                              ============  ============  ============  ==============  ============

Bank notes payable & current maturities of debt                  $  2,250      $  1,726      $ 24,444         $     -      $  28,420
Accounts payable (including intercompany)                              47       730,261        62,912       (736,253)         56,967
Other accrued expenses                                           (25,848)        58,170        33,392          39,412        105,126
                                                              ------------  ------------  ------------  --------------  ------------
Total current liabilities                                        (23,551)       790,157       120,748       (696,841)        190,513

Long-term debt, less current maturities                           429,691         7,049        33,939               -        470,679
FMV of Interest Rate Contract                                       7,726             -             -               -          7,726
Other long-term liabilities                                           405        18,423         4,736               -         23,564
Noncurrent income taxes                                           121,016       (1,265)           710         (6,551)        113,910
Retiree health care liabilities                                         -        39,343         4,886               -         44,229
                                                              ------------  ------------  ------------  --------------  ------------
Total liabilities                                                 535,287       853,707       165,019       (703,392)        850,621

Class A common stock                                                3,034             -            53            (53)          3,034
Class B common stock                                                  262             -             -               -            262
Notes due from stockholders                                         (451)       (1,341)             -               -        (1,792)
Paid-in-capital                                                   232,935       490,133       188,456       (678,589)        232,935
Retained earnings                                                 246,212      (65,586)      (74,744)         140,330        246,212
Cumulative other comprehensive income                               (528)      (10,925)      (14,246)         (1,024)       (26,723)
Treasury stock, at cost                                          (76,075)         (118)             -           (370)       (76,563)
                                                              ------------  ------------  ------------  --------------  ------------
Total stockholders' equity                                        405,389       412,163        99,519       (539,706)        377,365
                                                              ------------  ------------  ------------  --------------  ------------
Total liabilities & stockholders' equity                       $  940,676    $1,265,870    $  264,538    $(1,243,098)    $ 1,227,986
                                                              ============  ============  ============  ==============  ============

                      CONSOLIDATING STATEMENTS OF EARNINGS
                     FOR THE NINE MONTHS ENDED APRIL 1, 2001

                                                               Parent                        Non                         Fairchild
                                                               Company     Guarantors    Guarantors    Eliminations     Historical
                                                             ------------  ------------  ------------  --------------  -------------
Net Sales                                                         $    -     $ 349,521     $ 115,126      $  (5,822)       $ 458,825

Costs and expenses
Cost of sales                                                          -       267,441        80,888         (5,822)         342,507
Selling, general & administrative                                  5,191        70,020        16,065               -          91,276
Amortization of goodwill                                             606         8,034           744               -           9,384
                                                             ------------  ------------  ------------  --------------  -------------
                                                                   5,797       345,495        97,697         (5,822)         443,167
                                                             ------------  ------------  ------------  --------------  -------------
Operating income (loss)                                          (5,797)         4,026        17,429               -          15,658

Net interest expense (including intercompany)                    (6,791)        37,548         8,585               -          39,342
Investment (income) loss, net                                          -         (181)       (5,357)               -         (5,538)
FMV Adj of Interest Rate Contract                                  6,915             -             -               -           6,915
                                                             ------------  ------------  ------------  --------------  -------------
Earnings (loss) before taxes                                     (5,921)      (33,341)        14,201               -        (25,061)
Income tax (provision) benefit                                     3,155        15,019       (8,870)               -           9,304
Equity in earnings of affiliates and subsidiaries               (12,810)           181             -          12,810             181
                                                             ------------  ------------  ------------  --------------  -------------
Net earnings (loss)                                            $(15,576)     $(18,141)      $  5,331       $  12,810      $ (15,576)
                                                             ============  ============  ============  ==============  =============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED APRIL 1, 2001

                                                                Parent                       Non                         Fairchild
                                                               Company       Guarantors    Guarantors  Eliminations     Historical
                                                             ------------  --------------  ----------  ---------------  ------------
 Cash Flows from Operating Activities:
 Net earnings (loss)                                          $ (15,576)     $(18,141)      $  5,331      $  12,810       $ (15,576)
 Depreciation & amortization                                         670        24,426         7,735              -           32,831
 Accretion of discount on long-term liabilities                        -         1,148           227              -            1,375
 Amortization of deferred loan fees                                1,054             2           336              -            1,392
 Unrealized holding (gain) loss on derivatives                     7,726             -             -              -            7,726
 Change in assets and liabilities                               (10,651)      (30,296)      (11,118)       (12,810)         (64,875)
                                                             ------------  ------------  ------------  -------------  --------------
 Net cash (used for) provided by operating activities           (16,777)      (22,861)         2,511              -         (37,127)

 Cash Flows from Investing Activities:
 Proceeds received from (used for):
    Purchase of PP&E                                                   -       (4,780)       (3,022)              -          (7,802)
    Investment securities, net                                         -        10,510             -              -           10,510
    Equity investment in affiliates                                (443)             -             -                           (443)
 Change in real estate investment                                      -             -       (1,993)              -          (1,993)
 Change in net assets held for sale                                    -         1,936             -              -            1,936
 Other changes                                                         -          (96)             -              -             (96)
                                                             ------------  ------------  ------------  -------------  --------------
 Net cash (used for) provided by investing activities              (443)         7,570       (5,015)              -            2,112

 Cash Flows from Financing Activities:
 Proceeds from issuance of debt                                  114,174           130         9,519              -          123,823
 Debt repayments, net                                           (95,174)       (1,792)      (10,071)              -        (107,037)
 Issuance of Class A common stock                                    714             -             -              -              714
 Loans to stockholders                                                69             6             -              -               75
                                                             ------------  ------------  ------------  -------------  --------------
 Net cash (used for) provided by financing activities             19,783       (1,656)         (552)              -           17,575
 Effect of exchange rate changes on cash                               -             -         (553)              -            (553)
                                                             ------------  ------------  ------------  -------------  --------------
 Net change in cash                                                2,563      (16,947)       (3,609)              -         (17,993)
 Cash, beginning of the year                                          35        23,064        12,691              -           35,790
                                                             ------------  ------------  ------------  -------------  --------------
 Cash, end of the year                                          $  2,598      $  6,117      $  9,082        $     -        $  17,797
                                                             ============  ============  ============  =============  ==============

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
                                                           ============= ============== =============  ==============  =============

                      CONSOLIDATING STATEMENTS OF EARNINGS
                     FOR THE NINE MONTHS ENDED APRIL 2, 2000


                                                         Parent                        Non                        Fairchild
                                                        Company      Guarantors     Guarantors    Eliminations   Historical
                                                      ------------- -------------  -------------  ------------- --------------
Net Sales                                                   $    -     $ 349,717      $ 126,853     $  (1,788)      $ 474,782
Costs and expenses
Cost of sales                                                    -       263,174         91,875        (1,788)        353,261
Selling, general & administrative                            3,861        66,859         18,169              -         88,889
Restructuring                                                    -         7,456              -              -          7,456
Amortization of goodwill                                       385         8,040            765              -          9,190
                                                      ------------- -------------  -------------  ------------- --------------
                                                             4,246       345,529        110,809        (1,788)        458,796
                                                      ------------- -------------  -------------  ------------- --------------
Operating income (loss)                                    (4,246)         4,188         16,044              -         15,986

Net interest expense                                        37,283       (8,568)          5,732              -         34,447
Investment (income) loss, net                                  (6)       (9,144)              -              -        (9,150)
Intercompany dividends                                           -             -         18,515       (18,515)              -
Nonreucrring income on
Disposition of subsidiary                                        -       (3,123)       (25,732)              -       (28,855)
                                                      ------------- -------------  -------------  ------------- --------------
Earnings (loss) before taxes                              (41,523)        25,023         17,529         18,515         19,544
Income tax (provision) benefit                             (4,476)         (137)          (809)              -        (5,422)
Equity in earnings of
affiliates and subsidiaries                                 59,651             -              -       (60,121)          (470)
                                                      ------------- -------------  -------------  ------------- --------------
Net earnings (loss)                                       $ 13,652      $ 24,886       $ 16,720     $ (41,606)      $  13,652
                                                      ============= =============  =============  ============= ==============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED APRIL 2, 2000


                                                               Parent                         Non                       Fairchild
                                                               Company      Guarantors     Guarantors    Eliminations   Historical
                                                             ------------  -------------  -------------  ------------- -------------
Cash Flows from Operating Activities:
Net earnings (loss)                                             $ 13,652       $ 24,886       $ 16,720     $ (41,606)     $  13,652
Depreciation and amortization                                        478         23,430          6,406              -        30,314
Amortization of deferred loan fees                                   894              2              6              -           902
Accretion of discount on long-term liabilities                         -          2,845              -              -         2,845
(Gain) on sale of affiliate investment and divestiture of
   subsidiary                                                          -              -       (28,854)              -      (28,854)
Undistributed loss (earnings) of affiliates                            -            723              -              -           723
Change in assets and liabilities                                  20,001      (103,237)       (10,663)         41,606      (52,293)
Non-cash charges and working capital changes
  of discontinued operations                                           -              -       (12,535)              -      (12,535)
                                                             ------------  -------------  -------------  ------------- -------------
Net cash (used for) provided by operating activities              35,025       (51,351)       (28,920)              -      (45,246)
                                                             ------------  -------------  -------------  ------------- -------------

Cash Flows from Investing Activities:
Net proceeds from (used for) investments                               -         13,571              -              -        13,571
Purchase of property, plant and equipment                            (5)       (19,326)        (5,474)              -      (24,805)
Equity investment in affiliates                                        -        (2,476)              -              -       (2,476)
Net  proceeds from sale of affiliate investements and
  divestiture of subsidiaries                                          -         57,000         51,792              -       108,792
Real estate investment                                                 -              -       (26,419)              -      (26,419)
Proceeds from net assets held for sale                                 -          4,672              -              -         4,672
Investing activities of discontinued operations                        -              -          7,100              -         7,100
                                                             ------------  -------------  -------------  ------------- -------------

Net cash (used for) provided by investing activities                 (5)         53,441         26,999              -        80,435
                                                             ------------  -------------  -------------  ------------- -------------

Cash Flows from Financing Activities:
Proceeds from issuance of debt                                    45,600        110,570         42,002              -       198,172
Debt repayment and repurchase of debentures
(including intercompany), net                                   (80,800)       (86,049)       (34,604)              -     (201,453)
Issuance of Class A common stock                                     286              -              -              -           286
Purchase of treasury stock                                             -          (486)              -              -         (486)
Financing activities of discontinued operations                        -              -              -              -             -
                                                             ------------  -------------  -------------  ------------- -------------
Net cash (used for) provided by financing activities            (34,914)         24,035          7,398              -       (3,481)
                                                             ------------  -------------  -------------  ------------- -------------
Effect of exchange rate changes on cash                                -             14          (977)              -         (963)
                                                             ------------  -------------  -------------  ------------- -------------
Net change in cash and cash equivalents                              106         26,139          4,500              -        30,745
Cash and cash equivalents, beginning of the year                      27         41,793         13,040              -        54,860
                                                             ------------  -------------  -------------  ------------- -------------
Cash and cash equivalents, end of the year                       $   133       $ 67,932       $ 17,540         $    -     $  85,605
                                                             ============  =============  =============  ============= =============

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

Consolidated Results

     We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. The results of Camloc Gas Springs division, prior to its disposition, were included in the Corporate and Other classification. The following table provides the historical sales and operating income of our operations for the three and nine months ended April 1, 2001 and April 2, 2000, respectively. The following table also illustrates sales and operating income of our operations by segment, on an unaudited pro forma basis, for the nine months ended April 2, 2000, as if we had operated in a consistent manner in each of the reported periods. The pro forma results represent the impact of our dispositions of Dallas Aerospace in December 1999, and Camoloc Gas Springs in September 1999, as if these transactions had occurred at the beginning of the nine-month period ended April 2, 2000. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if these transactions had been in effect since the beginning of fiscal 2000, nor is it necessarily indicative of our future results.

                                                          Three Months Ended                  Nine Months Ended
                                                      --------------------------- ------------------------------------------
                                                         4/1/01        4/2/00        4/1/01        4/2/00        4/2/00
                                                         Actual        Actual        Actual        Actual       Pro Forma
                                                      --------------------------- ------------------------------------------
SALES BY SEGMENT:
  Aerospace Fasteners Segment                            $ 140,806     $ 138,134     $ 394,262     $ 396,697      $ 396,697
  Aerospace Distribution Segment                            21,552        19,895        64,563        77,346         55,652
  Corporate and Other Segment                                    -             -             -           739              -
                                                      --------------------------- ------------------------------------------
TOTAL SALES                                              $ 162,358     $ 158,029     $ 458,825     $ 474,782      $ 452,349
                                                      --------------------------- ------------------------------------------

OPERATING RESULTS BY SEGMENT:
  Aerospace Fasteners Segment (a)                          $ 9,788      $ 10,466      $ 26,640      $ 22,256       $ 22,256
  Aerospace Distribution Segment                             1,725         1,652         3,424         5,991          3,940
  Real Estate Operations Segment (b)                         (764)           382         (681)           816            816
  Corporate and Other Segment                              (4,713)       (5,773)      (13,725)      (13,077)       (13,090)
                                                      --------------------------- ------------------------------------------
TOTAL OPERATING INCOME                                     $ 6,036       $ 6,727      $ 15,658      $ 15,986       $ 13,922
                                                      --------------------------- ------------------------------------------

 (a) - Includes restructuring charges of $1.4 million and $7.5 million in the three and nine months ended April 2, 2000, respectively.
(b) - Includes rental revenue of $1.6 million and $1.0 million for the three months ended April 1, 2001 and April 2, 2000, respectively, and $5.1 million and $1.8 million for the nine months ended April 1, 2001 and April 2, 2000, respectively.


     Net sales of $162.4 million in the third quarter of fiscal 2001 increased by $4.3 million, or 2.7%, compared to sales of $158.0 million in the third quarter of fiscal 2000. Net sales of $458.8 million in the first nine months of fiscal 2001 decreased by $16.0 million, or 3.4%, compared to sales of $474.8 million in the first nine months of fiscal 2000. The results for the nine months ended April 2, 2000, included revenue of $22.4 million, respectively, from Dallas Aerospace and the Camloc Gas Springs division prior to their respective dispositions. Additionally, sales in the third quarter and first nine months of fiscal 2001 were adversely affected by approximately $2.7 million and $19.9 million, respectively, due to the foreign currency impact on our European operations. On a pro forma basis and excluding the period-to-period foreign currency effect, net sales increased by $7.0 million and $26.4 million for the three and nine months ended April 1, 2001, respectively, as compared to the three and nine months ended April 2, 2000.

     Gross margin as a percentage of sales was 26.2% and 25.6% in the third quarter of fiscal 2001 and fiscal 2000 and 25.4% and 25.6% for the first nine months of fiscal 2001 and fiscal 2000, respectively. The reduced margins in the fiscal 2001 nine-month period were attributable to lower prices and a change in product mix.

     Selling, general & administrative expense as a percentage of sales was 20.2% and 19.5% in the third quarter of fiscal 2001 and 2000, respectively, and 20.6% and 20.6% in the first nine months of fiscal 2001 and 2000, respectively.

     Rental revenue increased $3.4 million in the first nine months of fiscal 2001, compared to the first nine months of fiscal 2000 as a result of an increase in space being leased at our shopping center.

    Other income decreased $6.2 million in the first nine months of fiscal 2001, compared to the first nine months of fiscal 2000. The decrease was due primarily to $3.1 million of income recognized from the disposition of non-core property during the nine months ended April 2, 2000, a write-off of approximately $2.3 million of improvements at our shopping center, and a $0.7 million loss recognized from the disposition of non-core property during the nine months ended April 1, 2001.

     In the nine months ended April 2, 2000, we recorded $7.5 million of restructuring charges as a result of the continued integration of Kaynar Technologies, acquired in April 1999, into our aerospace fasteners segment. All of the charges recorded were a direct result of product integration costs incurred as of April 2, 2000. These costs were classified as restructuring and were the direct result of formal plans to close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. Our integration process was completed by June 30, 2000.

     Operating income for the three and nine months ended April 1, 2001 decreased by $0.7 million and $0.3 million, respectively, as compared to the same periods of the prior year. The results for the nine months ended April 2, 2000, included $2.1 million of operating income from Dallas Aerospace, prior to its disposition and $3.1 million of income recognized from the disposition of non-core property, offset partially by restructuring charges of $7.5 million. Operating income in the third quarter and first nine months of fiscal 2001 was adversely affected by approximately $0.5 million and $2.6 million, respectively, due to the foreign currency impact on our European operations. Additionally, operating income in the first nine months of fiscal 2001 was affected by a write-off of $2.3 million of shopping center improvements. On a pro forma basis and excluding the period-to-period foreign currency effect, operating income increased by $2.3 million for the nine months ended April 1, 2001, as compared to the nine months ended April 2, 2000.

     Net interest expense increased $4.8 million in the first nine months of fiscal 2001, compared to the first nine months of fiscal 2000. We recognized interest expense of $2.6 million in the first nine months of fiscal 2001, while we capitalized $5.5 million of interest expense in the first nine months of fiscal 2000 from real estate development activities at our shopping center in Farmingdale, New York.

     We recognized investment income of $5.5 million in the first nine months of fiscal 2001, and $9.2 million in the first nine months of fiscal 2000, due primarily to recognizing realized gains on investments liquidated.

     The fair market value adjustment of a ten-year $100 million interest rate contract decreased by $3.4 million and $6.9 million in the third quarter and first nine months of fiscal 2001, respectively.

     Nonrecurring income of $28.9 million in the nine months ended April 2, 2000 resulted from the disposition of two of our equity investments, one of which was Nacanco Paketleme, and the disposition of our Camloc Gas Springs division.

     An income tax benefit of $9.3 million in the first nine months of fiscal 2001 represented a 37.1% effective tax rate on pre-tax losses from continuing operations. The tax benefit approximated the statutory rate. An income tax provision of $5.4 million in the first nine months of fiscal 2000 represented a 27.7% effective tax rate on pre-tax earnings from continuing operations. The tax provision was slightly lower than the statutory rate because of lower tax rates at some of our foreign operations.

     Comprehensive income (loss) includes foreign currency translation adjustments, unrealized holding changes in the fair market value of available-for-sale investment securities, and the cumulative effect of adoption of SFAS 133, accounting for Derivatives. For the nine months ended April 1, 2001, foreign currency translation adjustments decreased by $12.1 million, the fair market value of unrealized holding gains on investment securities decreased by $0.9 million, and we recorded a $0.5 million decrease in the fair market value of our $100 million interest rate swap agreement due to the cumulative effect of adoption of SFAS 133.

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

Segment Results

Aerospace Fasteners Segment

     Sales in our Aerospace Fasteners segment increased by $2.7 million, or 1.9%, in the third quarter of fiscal 2001 and decreased by $2.4 million, or 0.6%, in the first nine months of fiscal 2001, as compared to the same periods of fiscal 2000. Sales by our European operations were adversely affected by approximately $2.7 million in the third quarter and $19.9 million in the first nine months of fiscal 2001, as compared to the same periods of the prior year, due to the foreign currency impact from the U.S. dollar strengthening against the Euro. However, our book-to-bill ratio continues to remain positive, which we believe indicates an improving market place as compared to the sluggish conditions we have experienced over the past twelve months.

     Operating income decreased by $0.7 million in the third quarter and increased by $4.4 million in the first nine months of fiscal 2001, compared to the same periods of fiscal 2000. The increase in the first nine months was due primarily to productivity improvements from cost reduction efforts completed in fiscal 2000 and restructuring charges recorded in the first nine months of fiscal 2000, offset partially by reduced gross margins resulting from pricing pressures. Operating income for the third quarter and first nine months of fiscal 2001 was adversely affected by approximately $0.5 million and $2.6 million, respectively, as compared to the same periods of the prior year, due to the foreign currency impact on our European operations. Included in our prior nine months results are restructuring charges of $7.5 million due to the integration of Kaynar Technologies into our Aerospace Fasteners business. Operating expenses at all operations are being strictly controlled as management attempts to reduce operating costs to improve operating results in the short-term, without adversely affecting our future long-term performance.

     Our Aerospace Fasteners segment has several manufacturing facilities located in California. From time-to time these operations have been affected by an electric power shortage. We are cautiously optimistic that the electric power shortage in California will be resolved without any major business interruption; however, unless current tariffs are revised or their continued implementation stayed, our manufacturing costs may be materially higher. We are pursuing both long term and short term alternatives to our current electric power purchasing commitments. We anticipate that the overall demand for aerospace fasteners in calendar 2001 will continue to improve as the announced increase in aircraft build rates favorably affect the demand for our products. If the Euro to U.S. Dollar exchange rate maintains the same ratio that existed on April 1, 2001, we would expect the fourth quarter of fiscal 2001 to experience little affects from the foreign currency fluctuations that adversely affected the results of the first nine months of fiscal 2001.

Aerospace Distribution Segment

     Sales in our aerospace distribution segment increased by $1.7 million, or 8.3%, in the third quarter and decreased by $12.8 million, or 16.5%, in the first nine months of fiscal 2001, compared to the fiscal 2000 periods. Results from the prior nine months ended April 2, 2000, include revenue of $21.7 million from Dallas Aerospace, prior to its disposition. On a pro forma basis, sales in our aerospace distribution segment increased $8.9 million, or 16.0%, in the first nine months of fiscal 2001, reflecting an overall improvement in demand for our products.

     Operating income increased by $0.1 million in the third quarter and decreased by $2.6 million in the first nine months of fiscal 2001, compared to the same periods in fiscal 2000. The results for the nine months ended April 2, 2000, included operating income from Dallas Aerospace, prior to its disposition, of $2.1 million.

Real Estate Operations Segment

     Our real estate operations segment owns and operates a shopping center located in Farmingdale, New York. Included in operating income was rental revenue of $1.6 million and $1.0 million for the three months ended April 1, 2001 and April 2, 2000, respectively, and $5.1 million and $1.8 million for the nine months ended April 1, 2001 and April 2, 2000, respectively. Rental revenue was higher in the fiscal 2001 periods due to an increase in the amount of retail space leased to tenants. As of April 1, 2001, approximately 73% of the developed shopping center was leased.

     We reported an operating loss of $0.8 million for the third quarter of fiscal 2001 and $0.7 million for the nine months ended April 1, 2001, compared to operating income of $0.4 million in the third quarter and $0.8 million in the first nine months of fiscal 2000. In the third quarter of fiscal 2001, we recorded a one-time charge of $1.3 million for road improvements. In the first nine months of fiscal 2001, we recorded a charge of $1.0 million to write-off specialized tenant improvements associated with an eviction of a non-paying tenant. The results of the periods ended April 1, 2001, were also affected by an increase in administrative and depreciation expenses as a result of the increase in rental revenue.

Corporate and Other

     The Corporate and Other classification included the Camloc Gas Springs division, prior to its disposition, and corporate activities. The group reported a decrease in sales as a result of the disposition of the Camloc Gas Springs division in September 1999. The operating loss increased by $0.7 million in the first nine months of fiscal 2001, compared to the first nine months of fiscal 2000. The first nine months of fiscal 2000 included $3.1 million of income recognized from the disposition of non-core property, while the first nine months of fiscal 2001 included a $0.3 million loss recognized from the disposition of non-core property.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total capitalization as of April 1, 2001 and June 30, 2000 amounted to $876.5 million and $884.4 million, respectively. The nine-month changes in capitalization included a $16.8 million increase in debt reflecting cash used to support our operations, offset by a reduction in equity of $24.8 million which was due primarily to a $8.6 million unfavorable decrease in foreign currency translation adjustments and our reported net loss.

     We maintain a portfolio of investments classified primarily as available-for-sale securities, which had a fair market value of $12.8 million at April 1, 2001. The market value of these investments increased by $0.9 million in the nine months ended April 1, 2001. There is risk associated with market fluctuations inherent in stock investments, and because our portfolio is not diversified, large swings in its value may occur.

     Net cash used for operating activities for the nine months ended April 1, 2001 and April 2, 2000 was $37.1 million and $45.2 million, respectively. The primary use of cash for operating activities in the first nine months of fiscal 2001 was a $22.8 million decrease in accounts payable and other accrued liabilities, a $14.4 million increase in inventories, and a $14.4 million increase in other current assets, offset partially by a $7.4 million decrease in accounts receivable. The primary use of cash for operating activities in the first nine months of fiscal 2000 was a $28.2 million increase in inventories and a $17.9 million decrease in accounts payable and other accrued liabilities, offset partially by a $8.3 million decrease in accounts receivable.

     Net cash provided by investing activities was $2.1 million and $80.4 for the nine months ended April 1, 2001 and April 2, 2000, respectively. In the first nine months of fiscal 2001, the primary source of cash was $12.4 million provided from the sale of investments and dispositions of non-core real estate, partially offset by $11.3 million of capital expenditures and $1.7 million for real estate development at our Farmingdale shopping center. In the first nine months of fiscal 2000, the primary source of cash from investing activities was $108.8 million of net proceeds received from the dispositions of Dallas Aerospace, Nacanco and the Camloc Gas Springs division and $13.6 million received from the sale of investments, offset partially by capital expenditures of $24.8 million and investments in real estate of $26.4 million.

     Net cash provided by financing activities for the nine months ended April 1, 2001 was $17.6 million and net cash used by financing activities was $3.5 million for the nine months ended April 2, 2000. Cash provided by financing activities in the first nine months of fiscal 2001, included $16.8 million of net proceeds from the issuance of additional debt. Cash used for financing activities in the first nine months of fiscal 2000 included a net debt repayment of $3.3 million and a $0.5 million purchase of treasury stock, offset partially by $0.3 million from the issuance of stock.

     Our working capital requirement has increased in the first nine months of fiscal 2001, as our aerospace fasteners segment engaged in a new inventory supply program with a customer, requiring a significant investment in inventory. Under this program, we must maintain a certain level of inventory to fulfill the customer's monthly requirements. Sales under the program are expected to increase in the fourth quarter of fiscal 2001.

     Our principal cash requirements include debt service, capital expenditures, real estate development, and payment of other liabilities. Other liabilities that require the use of cash include postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, cash available from borrowings and additional financing and asset sales will be adequate to satisfy our cash requirements during the next twelve months.

     We are required under the credit agreement to comply with certain financial and non-financial loan covenants, including maintaining certain interest and fixed charge coverage ratios and maintaining certain indebtedness to EBITDA ratios at the end of each fiscal quarter. Additionally, the credit agreement restricts annual capital expenditures to $40 million during the life of the facility. Except for non-guarantor assets, substantially all of our assets are pledged as collateral under the credit agreement. The credit agreement restricts the payment of dividends to our shareholders to an aggregate of the lesser of $0.01 per share or $0.4 million over the life of the agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. At April 1, 2001, we were in full compliance with all the covenants under the credit agreement.

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

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives of $3.4 million and $6.9 million in the second quarter and first six months of fiscal 2001, respectively as a result of the fair market value adjustment for our interest rate swap agreement.

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

                                                               (In thousands)
Expected Fiscal Year Maturity Date                       2003                   2008
                                                  --------------------- ---------------------
   Type of Interest Rate Contracts                 Interest Rate Cap      Variable to Fixed
   Variable to Fixed                                   $30,750                $100,000
   Fixed LIBOR rate                                      N/A                  6.24% (a)
   LIBOR cap rate                                       8.125%                  N/A
   Average floor rate                                    N/A                    N/A
   Weighted average forward LIBOR rate                  4.89%                 5.49%
   Fair Market Value at April 1, 2001                    $44                 $(7,726)

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

        None

(b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended April 1, 2001 for which this report is filed.

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