Form 10-K
period 2001-06-30
FAIRCHILD CORP
filed 2001-09-21
CIK 9779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the Year Ended June 30, 2001 Commission File Number 1-6560

                           THE FAIRCHILD CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                             34-0728587
               ------------                         --------------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         Incorporation or organization)

         45025 Aviation Drive, Suite 400, Dulles, VA        20166
         -------------------------------------------      ---------
         (Address of principal executive offices)         (Zip Code)

         Registrant's telephone number, including area code  (703) 478-5800
                                                             --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of each class               Name of exchange on which registered
         -------------------               ------------------------------------
         Class A Common Stock, par         New York and Pacific Stock Exchange
         value $.10 per share

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

     On September 7, 2001, the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing price of these shares on the New York Stock exchange) was approximately $94.5 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

     As of September 7, 2001, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

    Class A common stock, $.10 par value               22,527,801
                                                       ----------
    Class B common stock, $.10 par value                2,621,502
                                                       ----------

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders' to be held on November 13, 2001, which the Registrant intends to file within 120 days after June 30, 2001, are incorporated by reference into Parts III and IV.

                            THE FAIRCHILD CORPORATION
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2001



PART I                                                                     Page

   Item 1.   Business                                                         3

   Item 2.   Properties                                                      10

   Item 3.   Legal Proceedings                                               10

   Item 4.   Submission of Matters to a Vote of Stockholders                 10


PART II

   Item 5.   Market for Our Common Equity and Related Stockholder Matters    11

   Item 6.   Selected Financial Data                                         12

   Item 7.   Management's Discussion and Analysis of Results of Operations
             and Financial Condition                                         13

   Item 7A.  Quantitative and Qualitative Disclosures about Market Risk      23

   Item 8.   Financial Statements and Supplementary Data                     24

   Item 9.   Disagreements on Accounting and Financial Disclosure            67


PART III

   Item 10.  Directors and Executive Officers of the Company                 67

   Item 11.  Executive Compensation                                          67

   Item 12.  Security Ownership of Certain Beneficial Owners and Management  67

   Item 13.  Certain Relationships and Related Transactions                  67


PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
             8-K                                                             68

                           FORWARD-LOOKING STATEMENTS

     Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this Annual Report on Form 10-K. These risks include: product demand; our dependence on the aerospace industry; reliance on Boeing and European Aeronautic Defense and Space Company; customer satisfaction and quality issues; labor disputes; competition, including recent intense price competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; reduced passenger miles flown as a result of the September 11, 2001, terrorist attacks on the United States; the cost and availability of electric power to operate our plants; and the impact of any economic downturns and inflation.

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

Item 1.  BUSINESS

General

     We are a leading worldwide aerospace and industrial fastener manufacturer and distribution supply chain services provider and, through Banner Aerospace, an international supplier to airlines and general aviation businesses, distributing a wide range of aircraft parts and related support services. Through internal growth and strategic acquisitions, we have become one of the leading suppliers of fasteners to aircraft OEMs, such as Boeing, European Aeronautic Defense and Space Company, General Electric, Lockheed Martin, and Northrop Grumman.

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

    Our business strategy is as follows:

     Maintain Quality Leadership. The aerospace market demands precision manufacturing, and OEMs must certify that all parts meet stringent Federal Aviation Administration's regulations and equivalent foreign regulations. All of our plants are ISO-9000 approved. We have won numerous industry and customer quality awards and are a preferred supplier for many major aerospace customers. In order to be named a preferred supplier, a company must qualify its products through a specified customer quality assurance program and strictly adhere to it. Approvals and awards we have obtained include: Boeing D1 9000 Rev A; Boeing (St. Louis) Silver Supplier; Boeing Source Approved; DaimlerChrysler Aerospace Source Approved; General Electric Source Approved; Pratt & Whitney Source Approved; Lockheed-Martin Star Supplier; and DISC Large Business Supplier of the Year.

    Lower Manufacturing Costs. Over the past few years, we have invested significantly in state-of-the-art machinery, employee training and manufacturing techniques, to produce products at the lowest cost while maintaining high quality. This investment in process superiority has resulted in increased capacity, lower break-even levels and faster cycle times, while reducing defect levels and improving responsiveness to customer needs. For example, the customer rejection rate at our aerospace fasteners segment has fallen from an average of 18.2% in fiscal 1995 to an average of 1.3% for fiscal 2001. We view these continuous improvements as one of the keys to our business success that will allow us to better manage industry cycles.

    Supply Chain Services. Our aerospace industry customers are increasingly requiring additional supply chain management services as they seek to manage inventory and lower their manufacturing costs. In response, we are developing a number of logistics and supply chain management services that we expect will contribute to our growth.

    Capitalize on Global Presence. The aerospace industry is global and customers increasingly seek suppliers with the ability to provide reliable and timely service worldwide. Our acquisition, of Kaynar Technologies, in April 1999, resulted in our increased manufacturing capabilities in the U.S., Europe, and Australia, and increased our sales presence worldwide. Our plants are equipped with cutting-edge manufacturing technology, which allows us to produce seamlessly, customer orders on a worldwide basis using, at each of our facilities, the same specification and quality assurance systems.

     Growth through Acquisitions. Despite a trend toward consolidation, the aerospace fasteners industry remains fragmented. Consolidation has been driven, in part, by the combination of the OEMs as they seek to reduce their procurement costs. We have successfully integrated a number of acquisitions, achieving material synergies in the process, and anticipate further opportunities to do so in the future.

     Our strategy is based on the following strengths:

     Expanded Product Range. As a result of the acquisition of Kaynar Technologies, we greatly expanded the range of products we offer. This expansion permits us to provide our customers with more complete fastening solutions, by offering engineering and supply chain services across the breadth of our customers' needs. For example, our internally threaded fasteners, such as engine nuts, which were formerly manufactured by Kaynar Technologies, are now being sold in combination with our externally threaded fasteners, such as bolts and pins, to provide a single fastening system. This limits the inventory needs of the customer, minimizes handling costs and reduces waste.

     Long-Term Customer Relationships. We work closely with our customers to provide high quality engineering solutions accompanied by our superior service levels. As a result, our customer relationships are generally long-term. We continue to benefit from the trend of OEMs efforts to reduce the number of their suppliers in an effort to lower costs and ensure quality and availability. We have become or been retained as a key supplier to the OEMs and increased our overall share of OEM business. OEMs are increasingly demanding in terms of overall service level, including just-in-time delivery of components to the production line. We believe that our focus on quality and customer service will remain the cornerstone of our relationships with our customers.

     Diverse End Markets. Although a significant proportion of our sales are to OEMs in the commercial aerospace industry, we have significant sales to the defense/aerospace aftermarket and industrial markets. In addition, our distribution business is well diversified with a very low OEM component. We believe this diversification will help mitigate the effects of the OEM cycle on our results.

     Experienced Management Teams. We have management teams with many years of experience in the aerospace fasteners industry and a history of improving quality, lowering costs and raising the level of customer service, leading to higher overall profitability. In addition, our management teams have achieved growth by successfully integrating a number of acquisitions.

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

Narrative Description of Business Segments

Aerospace Fasteners Segment

    Through our aerospace fasteners segment, we are a leading worldwide manufacturer and distributor of precision fastening systems, components and latching devices used primarily in the construction and maintenance of commercial and military aircraft, as well as applications in other industries, including the automotive, electronic and other non-aerospace industries. Our product range provides our customers with complete fastening solutions by offering engineering and supply chain services across the breadth of our customers' needs. As such, we have created a unique capability that we believe enhances dramatically our status as the industry's premier fastening solutions provider. We also have a substantial position in the distribution/supply chain services segment of the aerospace fasteners industry. The aerospace fasteners segment accounted for 86% of our net sales in fiscal 2001.

  Products (1) (see note below)

    In general, the aerospace fasteners we produce are highly engineered, close tolerance, high strength fastening devices designed for use in harsh, demanding environments. Products range from standard aerospace screws and precision self-locking internally threaded nuts, to more complex systems that fasten airframe structures, and sophisticated latching or quick disconnect mechanisms that allow efficient access to internal parts which require regular servicing or monitoring. Our aerospace fasteners segment produces and sells products under various trade names and trademarks. The trademarks discussed below either belong to us or to third parties that have licensed us to use such trademarks. These trade names and trademarks include: Voi-Shan(R) (fasteners for aerospace structures), Screwcorp(TM) (standard externally threaded products for aerospace applications), K-FAST(TM) nuts (high-strength vibration resistant self-locking nuts that offer fast, reliable, and repetitive installations with K-FAST(TM) tooling), Keensert(TM) (inserts that include keys to lock the insert in place and prevent rotation), RAM(R) (custom designed mechanisms for aerospace applications), Perma-Thread(R) and Slimsert(TM) (inserts that create a thread inside a hole and provide a high degree of thread protection and fastening integrity), Camloc(R) (components for the industrial, electronic, automotive and aerospace markets), and Tridair(R) and Rosan(R) (fastening systems for highly-engineered aerospace, military and industrial applications). Our aerospace fasteners segment also manufactures and supplies fastening systems used in non-aerospace industrial, electronic and marine applications.

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

     Commercial Aerospace Self-Locking Nuts - These precision, self-locking internally threaded nuts are used in the manufacture of commercial aircraft and aerospace/defense products and are designed principally for use in harsh, demanding environments. They include wrenchable nuts, K-Fast(TM) nuts, anchor nuts, gang channels, shank nuts, barrel nuts, clinch nuts and stake nuts.

     Commercial Aerospace Structural and Engine Fasteners - These fasteners consist of more highly engineered, permanent or semi-permanent fasteners used in both airframe and engine applications, which could involve joining more than two materials. These fasteners are generally engineered to specific customer requirements or manufactured to specific customer specifications for special applications. We produce fasteners from a variety of materials, including lightweight nuts and pins made out of aluminum and titanium, to high-strength, high-temperature tolerant nuts and bolts manufactured from materials such as A-286, Waspaloy(R), Inconel(R), and Hastelloy(R). These fasteners are designed for aircraft engine and airframe applications. These fasteners include Hi-Lok(R), Veri-Lite(R), and Eddie-Bolt2(R).

     Proprietary Products and Fastening Systems - These very highly engineered, proprietary fasteners are designed by us for specific customer applications and include high performance structural latches and hold down mechanisms. These fasteners are used primarily in either commercial aerospace or military applications. They include Livelok(R), Trimil(R), Keenserts(R), Mark IV(TM), Flatbeam(TM) and Ringlock(TM).

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

--------------------------------------------------------------------------------
(1) - Note on the use of registered trademarks. The trademarks discussed herein either belong to the Company or to third parties that have licensed the Company to use such trademarks. Tri-Wing(R), Torq-set(R) and Phillips(R) are registered trademarks of Phillips Screw Company. Waspaloy(R) is a trademark of Carpenter Technologies Corporation. Hastelloy(R) is a registered trademark of Haynes International, Inc. Hi-Lok(R) is registered trademark of Hi-Shear Corporation. Visul-lok(R) and Composi-lok(R) are registered trademarks of Monogram Aerospace Fasteners, Inc.

   Sales and Markets

     The products of our aerospace fasteners segment are sold primarily to domestic and foreign OEMs of airframes and engines, as well as to subcontractors of OEMs, and to the maintenance and repair market through distributors. Approximately 77% of our sales are to domestic customers. Major customers include OEMs such as Boeing, European Aeronautic Defense and Space Company, and General Electric and their subcontractors, as well as distributors such as Honeywell. Many OEMs have implemented programs to reduce inventories and pursue just-in-time relationships. In response, we expanded our efforts to provide supply chain services through our global customer service units. Sales of $99 million to Boeing accounted for approximately 16% of our consolidated sales in fiscal 2001. Also, a large portion of our revenues come from customers providing parts or services to Boeing, including defense sales, and the European Aeronautic Defense and Space Company and their subcontractors. Accordingly, we are dependent on the business of those manufacturers.

     Revenues in our aerospace fasteners segment are closely related to aircraft production, which, in turn, is related in part to air miles flown. As OEMs searched for cost cutting opportunities during the aerospace industry recession of 1993-1995, parts manufacturers, including us, accepted lower-priced orders and/or smaller quantity orders to maintain market share, at lower profit margins. However, during recent years, this situation has improved as build rates in the aerospace industry have increased. We have been able to provide our major customers with favorable pricing, while maintaining or increasing gross margins by negotiating for larger minimum lot sizes that are more economical to manufacture.

     Fasteners also have applications in the automotive/industrial markets, where numerous special fasteners are required, such as engine bolts, wheel bolts and turbo charger tension bolts. We are actively targeting all markets where precision fasteners are used.

   Manufacturing and Production

     Our aerospace fasteners segment has fifteen primary manufacturing facilities, of which seven are located in the United States, seven are located in Europe and one is located in Australia. Each facility has complete production capability. Each plant is designed to produce a specified product or group of products, determined by the production process involved and certification requirements. Our aerospace fasteners segment's largest customers have recognized our quality and operational controls by conferring their advanced quality systems certifications at substantially all of our facilities (e.g. Boeing's D1-9000A). We have received all necessary quality and product approvals from OEMs.

     We have a modern information system at all of our U.S. facilities, which was expanded to most of our European operations in fiscal 1999 and 2000. The system performs detailed and timely cost analysis of production by product and facility. Updated IT systems also help us to better service our customers. OEMs require each product to be produced in an OEM-qualified/OEM-approved facility.

   Competition

     Despite intense competition in the industry, we remain the largest manufacturer of aerospace fasteners. Based on calendar 2000 information, the worldwide aerospace fastener market is estimated to be $1.4 billion, before distributor resale. We hold approximately 40% of the market and compete with SPS Technologies, GFI Industries, and the Huck International division of Alcoa.

     Quality, performance, service and price are generally the prime competitive factors in the aerospace fasteners segment. Our broad product range allows us to serve more fully each OEM and distributor. Our product array is diverse and offers customers a large selection to address various production needs. We seek to maintain our technological edge and competitive advantage over our competitors, and have demonstrated superior production methods, new product development and supply chain services to meet our customer demands. We seek to work closely with OEMs and involve ourselves early in the design process so that our fasteners may readily be incorporated into the design of their products.

Aerospace Distribution Segment

     Through our subsidiary Banner Aerospace, Inc., we offer a wide variety of aircraft parts and component repair and overhaul services. The aircraft parts, which we distribute are either purchased on the open market or acquired from OEMs as an authorized distributor. No single distributor arrangement is material to our financial condition. The aerospace distribution segment accounted for 14% of our total sales in fiscal 2001.

   Products

     Products of the aerospace distribution segment include rotable parts such as flight data recorders, radar and navigation systems, instruments, hydraulic and electrical components, space components and certain defense related items.

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

     Through our FAA-licensed repair station we provide a number of services such as component repair and overhaul services. Component repair and overhaul capabilities include pressurization, instrumentation, avionics, aircraft accessories and airframe components. Aircraft services include aircraft sales, inspections, repairs, maintenance, modifications and avionics for corporate aircraft.

   Sales and Markets

     Our aerospace distribution segment sells its products in the United States and abroad to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators, distributors and other aerospace companies. Approximately 75% of our sales are to domestic purchasers, some of which may represent offshore users.

     Our aerospace distribution segment conducts marketing efforts through its direct sales force, outside representatives and, for some product lines, overseas sales offices. Sales in the aviation aftermarket depend on price, service, quality and reputation. Our aerospace distribution segment's business does not experience significant seasonal fluctuations nor depend on a single customer.

 Competition

     Our aerospace distribution segment competes with Air Ground Equipment Services, Duncan Aviation, Stevens Aviation; OEMs such as Honeywell, Rockwell Collins, Raytheon, and Litton; other repair and overhaul organizations; and many smaller companies.

Real Estate Operations Segment

     Our real estate operations segment owns and operates a shopping center located in Farmingdale, New York. Rental revenue was higher in the fiscal 2001 due to an increase in the amount of space leased to tenants. As of June 30, 2001, we have leased approximately 74% of the developed shopping center.

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

Backlog of Orders

     Backlog is important for all our operations, due to the long-term production requirements of our customers. Our backlog of orders as of June 30, 2001 in the aerospace fasteners segment amounted to approximately $220 million. We anticipate that in excess of 85% of the aggregate backlog at June 30, 2001 will be delivered by June 30, 2002. Often we are awarded long-term commitments from our customers to provide significant quantities of aircraft fastening components over periods ranging generally from three-to-five years. However, amounts related to such agreements are not included in our backlog until our customers specify delivery dates for the fasteners ordered.

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

     Nevertheless, commercial deposits of certain metals, such as titanium and nickel, which are required for the manufacture of several of our products, are found only in certain parts of the world. The availability and prices of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations, or inflation. Similarly, supplies of steel and other less exotic metals used by us may also be subject to variation in availability. We purchase raw materials, which include metals, composites, and finishes used in production, from over twenty different suppliers. We have entered into several long-term contracts to supply titanium and alloy metals. In the past, fluctuations in the price of titanium have had an adverse effect on our sales margins.

Research and Patents

    We own patents relating to the design and manufacture of certain of our products and have licenses of technology covered by the patents of other companies. We do not believe that any of our business segments are dependent upon any single patent.

Personnel

   As of June 30, 2001, we had approximately 5,500 employees. Of these, approximately 3,600 are based in the United States and 1,900 are based in Europe and elsewhere. Approximately 20% of our employees were covered by collective bargaining agreements. Although, in the past, we have had isolated work stoppages in France, these stoppages have not had a material impact on our business. Overall, we believe that relations with our employees are good.

Environmental Matters

    A discussion of our environmental matters is included in Note 18, "Contingencies", to our Consolidated Financial Statements, included in Part II,
Item 8, "Financial Statements and Supplementary Data" and is incorporated herein by reference.

ITEM 2.   PROPERTIES

    As of June 30, 2001, we owned or leased buildings totaling approximately 1,960,000 square feet, of which approximately 1,090,000 square feet were owned and 870,000 square feet were leased. Our aerospace fasteners segment's properties consisted of approximately 1,840,000 square feet, with principal operating facilities of approximately 1,508,000 square feet concentrated in Southern California, Massachusetts, France, Germany and Australia. The aerospace distribution segment's properties consisted of approximately 80,000 square feet, with principal operating facilities of approximately 30,000 square feet located in Georgia. We lease our corporate headquarters building at Washington-Dulles International Airport.

    The following table sets forth the location of the larger properties used in our continuing operations, their square footage, the business segment or groups they serve and their primary use. Each of the properties owned or leased by us is, in our opinion, generally well maintained. All of our occupied properties are maintained and updated on a regular basis.

                                      Owned or         Square
Location                              Leased           Footage  Business Segment/Group        Primary Use
--------                              -------          -------  ----------------------        -----------
 Saint Cosme, France                   Owned           304,000  Aerospace Fasteners           Manufacturing
 Torrance, California                  Owned           284,000  Aerospace Fasteners           Manufacturing
 Fullerton, California                 Leased          276,000  Aerospace Fasteners           Manufacturing
 City of Industry, California          Owned           140,000  Aerospace Fasteners           Manufacturing
 Stoughton, Massachusetts              Leased          110,000  Aerospace Fasteners           Manufacturing
 Simi Valley, California               Leased           88,000  Aerospace Fasteners           Distribution
 Montbrison, France                    Owned            63,000  Aerospace Fasteners           Manufacturing
 Huntington Beach, California          Owned            58,000  Aerospace Fasteners           Manufacturing
 Hildesheim, Germany                   Owned            57,000  Aerospace Fasteners           Manufacturing
 Toulouse, France                      Owned            52,000  Aerospace Fasteners           Manufacturing
 Kelkheim, Germany                     Owned            52,000  Aerospace Fasteners           Manufacturing
 Dulles, Virginia                      Leased           34,000  Corporate                     Office
 Atlanta, Georgia                      Leased           29,000  Aerospace Distribution        Distribution
 Oakleigh, Australia                   Leased           24,000  Aerospace Fasteners           Manufacturing

     We have several parcels of property which we are attempting to market, lease and/or develop, including: an eighty-eight acre parcel located in Farmingdale, New York; an eight acre parcel in Chatsworth, California; and several other parcels of real estate, located primarily throughout the continental United States.

     Information concerning our long-term rental obligations at June 30, 2001, is set forth in Note 17 to our Consolidated Financial Statements, included in
Item 8, "Financial Statements and Supplementary Data", and is incorporated herein by reference.

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

     We are authorized to issue 5,141,000 shares of our Class A common stock under our 1986 non-qualified stock option plan, and 250,000 shares of our Class A common stock under our 1996 non-employee directors stock option plan. At the beginning of the fiscal year, we had 325,997 shares available to grant under the 1986 non-qualified stock option plan and 103,000 shares available to grant under the 1996 non-employee directors stock option plan. At the end of the fiscal year, we had 368,131 shares available to grant under the 1986 non-qualified stock option plan and 127,000 shares available to grant under the 1996 non-employee directors stock option plan. Information regarding our stock option plans is incorporated herein by referenced from Note 12 of our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Holders of Record

     We had approximately 1,301 and 37 record holders of our Class A and Class B common stock, respectively, at September 7, 2001.

Dividends

     Our current policy is to retain earnings to support the growth of our present operations and to reduce our outstanding debt. Any future payment of dividends will be determined by our Board of Directors and will depend on our financial condition and results of operations, and in any event are restricted by covenants in our credit agreement and 10 3/4% senior subordinated notes that limit the payment of dividends over their respective terms. See Note 7 of our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Sale of Unregistered Securities

     There were no sales or issuance of unregistered securities in the last fiscal quarter for the 2001 fiscal year. Sales or issuance of unregistered securities in previous fiscal quarters were reported on Form 10-Q for each such quarter.

ITEM 6.  SELECTED FINANCIAL DATA

                           Five-Year Financial Summary
                      (In thousands, except per share data)
                                                                             For the years ended June 30,
                                                          -------------------------------------------------------------------
Summary of Operations:                                       2001          2000          1999          1998          1997
                                                          -----------   -----------   -----------   -----------   -----------
 Net sales                                                 $ 622,812     $ 635,361     $ 617,322     $ 741,176     $ 680,763
 Rental revenue                                                7,030         3,583           364             -             -
 Gross profit                                                158,882       164,432       112,468       186,506       181,344
 Operating income (loss)                                      21,303        23,243      (45,911)        45,443        33,499
 Net interest expense                                         55,716        44,092        30,346        42,715        47,681
 Earnings (loss) from continuing operations                 (15,000)        21,764      (23,507)        52,399         1,816
 Earnings (loss) per share from continuing operations:
      Basic                                                 $ (0.60)       $  0.87       $(1.03)       $  2.78       $  0.11
      Diluted                                                 (0.60)          0.87        (1.03)          2.66          0.11
 Other Data:
 EBITDA                                                       65,035        65,065      (20,254)        66,316        54,314
 Capital expenditures                                         16,384        27,339        30,142        36,029        15,014
 Cash provided by (used for) operating activities           (39,537)      (67,072)        23,268      (85,231)      (93,321)
 Cash provided by (used for) investing activities              4,093        90,372      (99,157)        43,614        73,238
 Cash provided by (used for) financing activities           (20,839)      (41,373)        81,218        74,088       (1,455)
 Balance Sheet Data:
 Total assets                                              1,209,865     1,267,420    1,328,786     1,157,259      1,052,666
 Long-term debt, less current maturities                     470,530       453,719       495,283    295,402          416,922
 Stockholders' equity                                        361,853       402,113       407,500       473,559       232,424
     per outstanding common share                            $ 14.39       $ 16.05       $ 16.38       $ 20.54       $ 13.98

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

     EBITDA represents the sum of operating income before depreciation and amortization. Included in EBITDA are impairment expense of $5.9 million in fiscal 2001 and restructuring charges of $8.6 million and $6.4 million in fiscal 2000 and 1999, respectively. We consider EBITDA to be an indicative measure of our operating performance due to the significance of our long-lived assets and because such data is considered useful by the investment community to better understand our results, and can be used to measure our ability to service debt, fund capital expenditures and expand our business. EBITDA is not a measure of financial performance under GAAP, may not be comparable to other similarly titled measures of other companies and should not be considered as an alternative either to net income as an indicator of our operating performance, or to cash flows as a measure of our liquidity. Cash expenditures for various long-term assets, interest expense, and income taxes have been, and will be incurred which are not reflected in the EBITDA presentation.

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

GENERAL

     We are a leading worldwide aerospace and industrial fastener manufacturer and distribution supply chain services provider and, through Banner Aerospace, an international supplier to airlines and general aviation businesses, distributing a wide range of aircraft parts and related support services. Through internal growth and strategic acquisitions, we have become one of the leading suppliers of fasteners to aircraft OEMs, such as Boeing, European Aeronautic Defense and Space Company, General Electric, Lockheed Martin, and Northrop Grumman.

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

CAUTIONARY STATEMENT

     Certain statements in this financial discussion and analysis by management contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: product demand; our dependence on the aerospace industry; reliance on Boeing and European Aeronautic Defense and Space Company; customer satisfaction and quality issues; labor disputes; competition, including recent intense price competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; reduced passenger miles flown as a result of the September 11, 2001 terrorist attacks on the United states; the cost and availability of electric power to operate our plants; and the impact of any economic downturns and inflation.

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

     On April 13, 2000, we completed a spin-off to our stockholders of the shares of Fairchild (Bermuda) Ltd. On April 14, 2000, Fairchild (Bermuda) sold to Convac Technologies Ltd. the Optical Disc Equipment Group business formerly owned by Fairchild Technologies. Subsequently, on April 14, 2000, Fairchild (Bermuda), renamed Global Sources Ltd., completed an exchange of approximately 95% of its shares for 100% of the shares of Trade Media Holdings Limited, an Asian based, business-to-business online and traditional marketplace services provider. Immediately after the share exchange, our stockholders owned 1,183,081 shares of the 26,152,308 issued shares of Global Sources. Global Sources shares are listed on the NASDAQ under the symbol "GSOL". This transaction allowed us to complete our formal plan to dispose of Fairchild Technologies and provided our shareholders with a unique opportunity to participate in a new public entity.

   Fiscal 1999 Transactions

     On December 31, 1998, Banner consummated the sale of Solair, Inc., its largest subsidiary in the rotables group of the aerospace distribution segment, to Kellstrom Industries, Inc., in exchange for approximately $60.4 million in cash and a warrant to purchase 300,000 shares of common stock of Kellstrom. In December 1998, Banner recorded a $19.3 million pre-tax loss from the sale of Solair. This loss was included in cost of goods sold as it was primarily attributable to the bulk sale of inventory at prices below the carrying amount of inventory. The opportunity to exit this business presented us with an opportunity to improve cash flows by reducing our indebtedness by $60.4 million, and by preserving our cash, which would otherwise have had to have been required to be invested to upgrade our inventory.

     On February 22, 1999, we used available cash to acquire 77.3% of SNEP S.A. By June 30, 1999, we had purchased significantly all of the remaining shares of SNEP. The total amount paid was approximately $8.0 million, including $1.1 million of debt assumed, in a business combination accounted for as a purchase. The total cost of the acquisition exceeded the fair value of the net assets of SNEP by approximately $4.3 million, which is being allocated as goodwill, and amortized using the straight-line method over 40 years. SNEP is a French manufacturer of precision-machined self-locking nuts and special threaded fasteners serving the European industrial, aerospace and automotive markets. We acquired SNEP to compliment our existing product group and expand our European customer base.

     On April 8, 1999, we acquired the remaining 15% of the outstanding common and preferred stock of Banner Aerospace, Inc. not already owned by us, through the merger of Banner with one of our subsidiaries. Under the terms of the merger with Banner, we issued 2,981,412 shares of our Class A common stock to acquire all of Banner's common and preferred stock, other than those shares already owned by us. Banner is now our wholly-owned subsidiary.

     On April 20, 1999, we completed the acquisition of all the capital stock of Kaynar Technologies Inc. for approximately $222 million and assumed approximately $103 million of existing debt, the majority of which was refinanced at closing. In addition, we paid $28 million for a covenant not to compete from Kaynar Technologies' largest preferred shareholder. The total cost of the acquisition exceeded the fair value of the net assets of Kaynar Technologies by approximately $282 million, which is being allocated as goodwill, and amortized using the straight-line method over 40 years. The acquisition was financed with existing cash, the sale of $225 million of 10 3/4% senior subordinated notes due 2009 and proceeds from a new bank credit facility. We acquired Kaynar Technologies primarily to increase our existing product base, expand our customer base, and create the opportunity to generate significant synergistic cash savings. The acquisition also ensured that we would remain the world's largest manufacturer of aerospace fasteners.

     On June 18, 1999, we completed the acquisition of Technico S.A. for approximately $4.1 million and assumed approximately $2.2 million of Technico's existing debt. The total cost of the acquisition exceeded the fair value of the net assets of Technico by approximately $3.4 million, which is being allocated as goodwill, and amortized using the straight-line method over 40 years. The acquisition was financed with additional borrowings from our credit facility. We acquired Technico to expand our European customer base.

  Consolidated Results

     We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. The results of Camloc Gas Springs division, prior to its disposition, were included in the Corporate and Other classification. The following table provides the historical sales and operating income of our operations for fiscal 2001, 2000 and 1999. The following table also illustrates sales and operating income of our operations by segment, on an unaudited pro forma basis, for fiscal 2000 and 1999, as if we had operated in a consistent manner in each of the reported periods. The pro forma results represent the impact of our dispositions of Dallas Aerospace in December 1999 and Camloc Gas Springs in September 1999, as if these transactions had occurred at the beginning of fiscal 2000 and 1999, respectively. The fiscal 1999 pro forma results also represent the impact of our disposition of Solair in December 1998, our acquisition of Kaynar Technologies in April 1999, and our merger with Banner Aerospace in April 1999, as if these transactions had occurred at the beginning of fiscal 1999. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if these transactions had been in effect since the beginning of fiscal 2000 and fiscal 1999, nor is it necessarily indicative of our future results.

(In thousands)                                                          Actual                              Pro Forma
                                                      ------------------------------------------    ----------------------------
                                                          2001          2000          1999              2000          1999
                                                      ------------------------------------------    ----------------------------
 Sales by Segment:
     Aerospace Fasteners Segment                        $ 536,904       $ 533,620     $ 442,722         $ 533,620     $ 610,200
     Aerospace Distribution Segment                        85,908         101,002       168,336            79,308        70,196
     Corporate and Other                                        -            739         6,264                  -             -
                                                      ------------------------------------------    ----------------------------
     Total Sales                                          $ 622,812     $ 635,361     $ 617,322         $ 612,928     $ 680,396
                                                      ------------------------------------------    ----------------------------

 Operating Income (Loss) by Segment:
     Aerospace Fasteners Segment                           $ 37,008      $ 33,909      $ 38,956          $ 33,909      $ 54,427
     Aerospace Distribution Segment                           2,499         7,758      (40,003)             5,707       (1,611)
     Real Estate Operations Segment (a)                       (138)         1,033            17             1,033            17
     Corporate and Other                                   (18,066)      (19,457)      (44,881)          (19,470)      (24,661)
                                                      ------------------------------------------    ----------------------------
     Total Operating Income (Loss) (b) (c)                 $ 21,303      $ 23,243    $ (45,911)          $ 21,179      $ 28,172
                                                      ------------------------------------------    ----------------------------

(a) Includes rental revenue of $7.0 million, $3.6 million and $0.4 million in fiscal 2001, 2000 and 1999, respectively.
(b) Fiscal 2000 results include restructuring charges of $8.6 million in the aerospace fasteners segment. Fiscal 1999 results include inventory impairment charges of $41.5 million in the aerospace distribution segment, costs relating to acquisitions of $23.6 million and restructuring charges of $5.5 million in the aerospace fasteners segment, $0.3 million in the aerospace distribution segment, and $0.5 million at corporate.
(c) Fiscal 2001 results includes one-time impairment charges of $1.1 million in the aerospace fasteners segment, $2.4 million in the aerospace distribution segment, and $2.5 million in the real estate segment.

     Net Sales of $622.8 million in 2001 decreased by $12.6 million, or 2.0%, compared to sales of $635.4 million in 2000. The results for 2000, included revenue of $22.4 million from Dallas Aerospace and the Camloc Gas Springs division prior to their respective dispositions. Additionally, sales in 2001 were adversely affected by approximately $24.4 million, due to the foreign currency impact on our European operations. On a pro forma basis and excluding the period-to-period foreign currency effect, net sales increased by $34.3 million for 2001, as compared to 2000. Net sales of $635.4 million in 2000 increased by $18.0 million, or 2.9%, compared to sales of $617.3 million in 1999. The improvement is attributable primarily to the additional revenues provided by the acquisition of Kaynar Technologies, offset partially by the dispositions of Solair and Dallas Aerospace. On a pro forma basis, net sales decreased 9.9% in 2000, as compared to 1999, due primarily to reduced bookings caused by Boeing's inventory reduction program.

    Rental revenue was $7.0 million in 2001, $3.6 million in 2000 and $0.4 million in 1999. Rental revenue was higher in the 2001 and 2000 periods due to an increase in the amount of space leased to tenants.

     Gross margin as a percentage of sales was 25.1%, 25.7%, and 18.2%, in 2001, 2000, and 1999, respectively. Included in cost of goods sold for 1999 was a charge of $41.5 million recognized in our aerospace distribution segment from the dispositions of Solair and Dallas Aerospace. Of this charge, $19.3 million was attributable to Solair's bulk sale of inventory at prices below the carrying amount. Excluding these charges, gross margin as a percentage of sales was 24.9% in fiscal 1999. The change in margins in 2001, 2000 and 1999 periods are attributable to a change in product mix as a result of the acquisitions and dispositions.

     Selling, general & administrative expense as a percentage of sales was 20.1%, 20.6%, and 24.1%, in 2001, 2000, and 1999, respectively. Included in selling, general & administrative expense in fiscal 1999 were $23.6 million of one-time costs associated primarily with the acquisition of Kaynar Technologies. Excluding these costs, selling, general & administrative expense as a percentage of sales would have been 20.3% in 1999.

    Other income decreased $4.9 million in 2001, compared to 2000. The decrease was due primarily to $5.1 million of income recognized from the disposition of non-core property in 2000, and a $0.7 million loss recognized from the disposition of non-core property during 2001. Other income increased $7.3 million in 2000 as compared to 1999, due primarily to $5.1 million of gains recognized on the disposition of real estate.

     An impairment charge of $5.9 million was recorded in 2001. The impairment charge included $2.4 million due to the closing of a small subsidiary at our aerospace distribution segment, of which $1.7 million represented the write-off of goodwill, and $0.4 million represented severance payments. The impairment charge also included a write-off of approximately $2.3 million of improvements at our shopping center, and $1.1 million for the write-off of leasehold improvements from the relocation of our domestic distribution facility in our aerospace fasteners segment.

     In fiscal 1999, we recorded $6.4 million of restructuring charges. Of this amount, $0.5 million was recorded at our corporate office for severance benefits, and $0.3 million was recorded at our aerospace distribution segment for the write-off of building improvements from premises vacated. The remaining $5.6 million was recorded as a result of the costs incurred from the initial integration of Kaynar Technologies into our aerospace fasteners segment, i.e. for severance benefits ($3.9 million), for product integration costs incurred as of June 30, 1999 ($1.3 million), and for the write down of fixed assets ($0.3 million). In fiscal 2000, we recorded $8.6 million of restructuring charges as a result of the continued integration of Kaynar Technologies into our aerospace fasteners segment. All of the charges recorded were a direct result of product and plant integration costs incurred as of June 30, 2000. These costs were classified as restructuring and were the direct result of formal plans to move equipment, close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs.

     Operating income of $21.3 million in 2001 decreased by $1.9 million as compared to operating income of $23.2 million in 2000. The results in fiscal 2000 included $2.1 million of operating income from Dallas Aerospace, prior to its disposition and $5.1 million of income recognized from the disposition of non-core property, offset partially by restructuring charges of $7.5 million. Operating income in fiscal 2001 was adversely affected by approximately $3.2 million due to the foreign currency impact on our European operations, and by the impairment charge of $5.9 million. Operating income of $23.2 million in fiscal 2000 increased $69.2 million, or 150.6%, compared to an operating loss of $45.9 million in fiscal 1999. Fiscal 1999 was affected by $71.4 million of expenses recognized for inventory impairment, restructuring costs and other costs related to acquisitions. Fiscal 2000 results also improved due to $5.1 million of gains recognized on the sale of real estate, and $3.2 million in increased rental revenue.

     Net interest expense increased $11.6 million in fiscal 2001 as compared to fiscal 2000. However, cash interest expense of $50.5 million in 2001 actually decreased by $4.1 million, as compared to cash interest expense of $54.5 million in 2000. We recognized interest expense of $3.5 million in 2001, as compared to $1.0 million in 2000, resulting from $30.8 million borrowed in March 2000, and we capitalized $5.8 million of interest expense in fiscal 2000 from real estate development activities at our shopping center in Farmingdale, New York. Interest expense from the accretion of discount on long-term liabilities was $7.9 million in 2001, as compared to $0.1 million in 2000, and reflects primarily a 3/4% decline in discount rate from our postretirement benefit obligations. Net interest expense increased by 45.3% in fiscal 2000 as compared to fiscal 1999, as a result of the additional debt we incurred to finance the acquisition of Kaynar Technologies.

     Investment income (loss), net, was $8.4 million, $9.9 million, and $39.8 million in 2001, 2000, and 1999, respectively. Investment income in these periods was due primarily to recognizing realized gains on investments liquidated. We recognized a large gain in 1999 from the liquidation of our position in AlliedSignal to raise funds to acquire Kaynar Technologies.

     The fair market value adjustment of a ten-year $100 million interest rate contract decreased by $5.6 million in fiscal 2001.

    Nonrecurring income of $28.6 million in fiscal 2000 resulted from $25.7 million, $2.0 million, and $0.9 million gains recognized on the disposition of our equity investment in Nacanco Paketleme, our Camloc Gas Springs division and a smaller equity investment, respectively.

     We recorded an income tax benefit of $16.5 million in fiscal 2001, representing a 52.3% effective tax rate on pre-tax losses from continuing operations. The tax benefit was higher than the statutory rate due primarily to the reversal of $3.5 million of tax accruals no longer required. We recorded an income tax benefit of $4.4 million in fiscal 2000 on earnings from continuing operations of $17.7 million. A tax benefit was recorded due primarily to a change in the estimate of required tax accruals. We recorded an income tax benefit of $13.2 million in fiscal 1999 representing a 36.3% effective tax rate on pre-tax losses from continuing operations. The tax benefit approximates the statutory rate.

     Equity in earnings of affiliates improved by $0.5 million in 2001 compared to 2000, and decreased by $2.1 million in 2000, compared to 1999. The decrease in 2001 was attributable primarily to $0.1 million of income in 2001, as compared to $0.3 million of losses from small start-up ventures in 2000. In July 1999, we divested our 31.9% interest in Nacanco and this reduced our equity earnings in fiscal 2000.

In 1998, we adopted a formal plan to discontinue Fairchild Technologies. In connection with the adoption of such plan, we recorded an after-tax charge of $12.0 million and $31.3 million, in discontinued operations, in fiscal 2000 and 1999, respectively. The fiscal 1999 after-tax operating loss from Fairchild Technologies exceeded the June 1998 estimate recorded for expected losses by $28.6 million, net of an income tax benefit of $8.1 million, through June 1999. An additional after-tax charge of $2.8 million, net of an income tax benefit of $2.4 million, was recorded in fiscal 1999, for estimated remaining losses in connection with the disposition of Fairchild Technologies. The fiscal 2000 after-tax loss in connection with the final disposition of the remaining operations of Fairchild Technologies exceeded anticipated losses by $20.0 million, net of an income tax benefit of $8.0 million.

     In fiscal 1999, we recognized an extraordinary loss of $4.2 million, net of tax, to write-off the remaining deferred loan fees associated with the early extinguishment of our indebtedness pursuant to our acquisition of Kaynar Technologies.

     Comprehensive income (loss) includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available-for-sale investment securities. The fair market value of unrealized holding securities declined by $1.0 million, $4.0 million and $16.5 million in fiscal 2001, 2000 and 1999, respectively. The changes reflect primarily gains realized from the liquidation of investments, including AlliedSignal common stock divested in fiscal 1999. Foreign currency translation adjustments decreased by $24.5 million, $10.1 million and $2.5 million in fiscal 2001, 2000 and 1999, respectively, due primarily to the strengthening of the U.S. Dollar against the French Franc and German Mark.

     We adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" on July 1, 2000. At adoption, we recorded within other comprehensive income, a decrease of $0.5 million in the fair market value of our $100 million interest rate swap agreement. The $0.5 million decrease will be amortized over the remaining life of the interest rate swap agreement using the effective interest method. The offsetting interest rate swap liability is separately being reported as a "fair market value of interest rate contract" within other long-term liabilities. In the statement of earnings we have recorded the net swap interest accrual as part of interest expense. Unrealized changes in the fair value of the swap are recorded net of the current interest accrual on a separate line entitled "decrease in fair market value of interest rate derivatives."

   Segment Results

  Aerospace Fasteners Segment

     Sales in our Aerospace Fasteners segment increased by $3.3 million, or 0.6%, in fiscal 2001, as compared to fiscal 2000. Sales by our European operations were adversely effected by approximately $24.4 million in 2001, compared to 2000, due to the foreign currency impact from the U.S. dollar strengthening against the Euro. However, our book-to-bill ratio improved to approximately 106% in 2001, as compared to 99% in 2000, which we believe indicates an improving market place as compared to the sluggish conditions we have experienced over the past twelve months. This favorable trend has led to a $15.8 million increase in backlog to $220.0 million at June 30, 2001, compared to $204.2 million at June 30, 2000. Sales by our aerospace fasteners segment increased by $90.9 million to $533.6 million, up 20.5% in fiscal 2000, compared to fiscal 1999. These improvements reflected growth from acquisitions, offset partially by weakened demand for our products in the commercial aerospace industry. On a pro forma basis, sales decreased by 12.5% in fiscal 2000, as compared to fiscal 1999. In fiscal 2000, our operations in the United States were negatively impacted by reduced bookings caused by inventory reduction efforts at Boeing and its ripple effect on prices.

     Operating income increased by $3.1 million in fiscal 2001, compared to fiscal 2000. The increase was due primarily to productivity improvements from cost reduction efforts, offset partially by reduced gross margins resulting from pricing pressures. Operating income in fiscal 2001 was adversely affected by approximately $3.2 million due to the foreign currency impact on our European operations. Operating expenses at all operations are being strictly controlled as management attempts to reduce operating costs to improve operating results in the short-term, without adversely affecting our future long-term performance. Operating income in our aerospace fasteners segment decreased by $5.0 million in fiscal 2000, compared to fiscal 1999. Included in our fiscal 2000 and 1999 results are restructuring charges of $8.6 million and $5.5 million, respectively, incurred due to the integration of Kaynar Technologies into our Aerospace Fasteners business. Excluding restructuring charges, operating income decreased by $2.0 million in fiscal 2000, compared to fiscal 1999, reflecting reduced margins due to pricing pressures, offset partially by cost improvement initiatives and acquisitions made during fiscal 1999. On a pro forma basis and excluding restructuring charges, operating income decreased by $17.5 million in fiscal 2000, compared to fiscal 1999, due to lower sales levels associated with a weakened commercial aerospace industry and its negative effects on operating effectiveness.

     Our Aerospace Fasteners segment has several manufacturing facilities located in California. From time-to-time these operations have been affected by an electric power shortage. We are cautiously optimistic that the electric power shortage in California will be resolved without any major business interruption, however, unless current tariffs are revised or their continued implementation stayed, our manufacturing costs may be materially higher. We are pursuing both long term and short term alternatives to our current electric power purchasing commitments. We anticipate that the overall demand for aerospace fasteners in fiscal 2002 will continue to improve as the announced increase in aircraft build rates favorably affect the demand for our products. However, aircraft build rates could be adversely affected by decreased worldwide demand for travel following the September 11, 2001, terrorist attacks that temporarily halted domestic and hampered worldwide travel. The heinous terrorists' attacks of September 11, 2001, continue to have a significant effect on the commercial aviation industry, raising concerns about our strong order backlog and projected levels of new orders. A significant amount of cancellations of orders for aircraft from Boeing and Airbus could adversely impact our future results. We are monitoring events closely and any significant decline in future bookings will cause us to implement further cost reduction measures to protect our businesses.

   Aerospace Distribution Segment

     Sales in our aerospace distribution segment decreased by $15.1 million, or 14.9%, in fiscal 2001, compared to fiscal 2000. Results from fiscal 2000 included revenue of $21.7 million from Dallas Aerospace, prior to its disposition. Sales in our aerospace distribution segment decreased by $67.3 million, or 40.0%, in fiscal 2000, compared to the fiscal 1999 period. The decrease was due to the loss of revenues as a result of the disposition of Solair and Dallas Aerospace. On a pro forma basis, sales increased $6.6 million, or 8.3%, in 2001 compared to 2000, and $9.1 million, or 13.0%, in 2000 compared to 1999, reflecting an overall improvement in demand for our products.

     Operating income in our aerospace distribution segment decreased by $5.3 million in 2001, compared to 2000. Operating income in 2001 included asset impairment charges of $3.1 million due to the closing of Banner Aircraft Services, which had operating losses of $3.9 million in 2001. The results for 2000, included operating income of $2.1 million from Dallas Aerospace, prior to its disposition. Operating income increased by $47.8 million in 2000, compared to 1999, which included a charge of $19.3 million due to the sale of Solair, and a $22.1 million charge relating to Dallas Aerospace, which was sold in November 1999. A charge of $41.4 million is included in the 1999 results, in connection with the disposition of Solair and the potential disposition of Dallas Aerospace. On a pro forma basis and excluding impairment charges, operating income was flat in 2001, as compared to 2000, and increased by $7.3 million in 2000, as compared to 1999, reflecting increases in margins and a reduction in corporate overhead.

Demand for our aerospace products could be adversely affected by decreased worldwide demand for travel following the September 11, 2001, terrorist attacks that temporarily halted domestic and hampered worldwide travel.

Real Estate Operations Segment

     Our real estate operations segment owns and operates a shopping center located in Farmingdale, New York. Included in operating income was rental revenue of $7.0 million, $3.6 million and $0.4 million for 2001, 2000 and 1999, respectively. Rental revenue was higher in the fiscal 2001 and fiscal 2000 periods due to an increase in the amount of space leased to tenants. As of June 30, 2001, approximately 74% of the developed shopping center was leased.

     We reported an operating loss of $0.1 million for fiscal 2001 compared to operating income of $1.0 million in fiscal 2000. We recorded a one-time charge of $2.3 million to write-off improvements at our shopping center. The results of 2001 were also affected by an increase in administrative and depreciation expenses as a result of the increase in rental revenue.

  Corporate Segment

      The corporate segment includes the Gas Springs division prior to its disposition. The corporate segment reported a decrease in sales as a result of the disposition of the Camloc Gas Springs division in September 1999. The corporate segment reported that operating results improved by $1.4 million, or 7.1% in 2001, as compared to 2000. In fiscal 2000, operating results improved by $25.4 million, or 56.6%, reducing operating losses from $44.9 million in 1999 to $19.5 million in 2000. Results from fiscal 2001 and 2000 included $3.1 million and $5.1 million, respectively, of gains recognized on the disposition of non-core property. Results from fiscal 1999 included $23.6 million of one-time costs associated primarily with the acquisition of Kaynar Technologies, restructuring charges, and increased environmental, legal and travel expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total capitalization as of June 30, 2001 and 2000 amounted to $858.9 million and $884.4 million, respectively. The changes in capitalization included an increase of $14.7 million in debt and a decrease of $40.3 million in equity. The increase in debt reflected an $18.1 million net increase in borrowings with our primary lenders, as a result of cash borrowed to support our operations. The decrease in equity was due primarily to our reported net loss of $15.0 million, and a $26.0 million decrease in cumulative other comprehensive income, which was due primarily to $24.5 million in unfavorable foreign currency translation adjustments.

     We maintain a portfolio of investments classified primarily as available-for-sale securities, which had a fair market value of $10.9 million at June 30, 2001. The market value of the investment portfolio decreased by $8.3 million in 2001 as a result of realized gains from the divestiture of securities. There is risk associated with market fluctuations inherent in stock investments, and because our portfolio is not diversified, large swings in its value may occur.

     Net cash used for operating activities for fiscal 2001 was $39.5 million. The primary use of cash for operating activities in fiscal 2001 was a $9.1 million increase in inventories, a $71.4 million decrease in accounts payable and other accrued liabilities, and a $16.7 million increase in other current assets, offset partially by a $5.5 million decrease in accounts receivable. Net cash used for operating activities for fiscal 2000 was $67.1 million. The primary use of cash for operating activities in fiscal 2000 was a $23.2 million increase in inventories, a $12.0 million decrease in accounts payable, and a $25.7 million increase in other current assets. Net cash provided by operating activities for fiscal 1999 was $23.3 million. The primary source of cash for operating activities in fiscal 1999 was an increase in accounts payable, accrued liabilities and other long-term liabilities of $45.9 million, partially offset by our net loss and non-cash adjustments of $16.8 million.

     Net cash provided from investing activities for fiscal 2001 was $4.1 million, and included $16.4 million in proceeds received from the dispositions of investments, and $4.6 million in proceeds received from the disposition of property, offset by capital expenditures of $16.4 million. Net cash provided from investing activities for fiscal 2000 was $90.4 million, and included $108.8 million in proceeds received from the dispositions of Dallas Aerospace, our Gas Springs division and our investment in Nacanco Paketleme, and $12.0 million in proceeds received from the condemnation of property. This was slightly offset by cash of $27.3 million used for capital expenditures and $27.7 million for real estate investments. Net cash used for investing activities for fiscal 1999 was $99.2 million, and included $274.4 million used for acquisitions, partially offset by $189.4 million received from the liquidation of investments.

     Net cash provided by financing activities in fiscal 2001 was $15.4 million, and included a $14.7 million net issuance of additional debt used to fund operations. Net cash used for financing activities in fiscal 2000 was $41.4 million. The primary use of cash for financing activities in fiscal 2000 was $39.4 million used to reduce debt. Net cash provided by financing activities in fiscal 1999 was $81.2 million. Cash provided by financing activities in fiscal 1999 included the issuance of additional debt of $483.2 million, offset partially by $380.0 million of debt repayments, and $22.1 million of treasury stock purchased. We increased our debt in fiscal 1999, as a result of the acquisition of Kaynar Technologies.

     Our working capital requirement has increased in fiscal 2001, as our aerospace fasteners segment engaged in a new inventory supply program with a customer, requiring a significant investment in inventory. Under this program, we must maintain a certain level of inventory to fulfill the customer's monthly requirements. Sales under the program are expected to increase in the first quarter of fiscal 2002.

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

     We are required under the credit agreement to comply with certain financial and non-financial loan covenants, including maintaining certain interest and fixed charge coverage ratios and maintaining certain indebtedness to EBITDA ratios at the end of each fiscal quarter. Our most restrictive covenant is the interest coverage ratio, which represents the ratio of EBITDA to interest expense, as defined in the credit agreement. At June 30, 2001, the interest coverage ratio was 2.05, which exceeded the minimum requirement of 2.0. Additionally, the credit agreement restricts annual capital expenditures to $40 million during the life of the facility. Except for non-guarantor assets, substantially all of our assets are pledged as collateral under the credit agreement. The credit agreement restricts the payment of dividends to our shareholders to an aggregate of the lesser of $0.01 per share or $0.4 million over the life of the agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. At June 30, 2001, we were in full compliance with all the covenants under the credit agreement.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. We will follow the requirements of this statement for business acquisitions made after June 30, 2001.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001. We will adopt SFAS No. 142 on July 1, 2001. As a result of adopting SFAS No. 142, we will stop amortizing goodwill of approximately $12.5 million per year. Due to the fair value measurement requirement, rather than the undiscounted cash flows approach, we may have to record a material impairment from the implementation of SFAS No. 142. We are continuing to evaluate the impact of adopting this standard.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of a long-lived asset, except for certain lease obligations. This statement is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of adopting this standard.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In fiscal 1998, we entered into a ten-year interest rate swap agreement to reduce our cash flow exposure to increases in interest rates on variable rate debt. The ten-year interest rate swap agreement provides us with interest rate protection on $100 million of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. On February 17, 2003, the bank, that we entered into the interest rate swap agreement, will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008.

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives of $5.6 million in fiscal 2001 as a result of the fair market value adjustment for our interest rate swap agreement.

     The fair market value adjustment of these agreements will generally fluctuate based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest hedge contract will increase and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest hedge contract will decrease, and we will record income.

     In March 2000, the Company issued a floating rate note with a principal amount of $30,750,000. Embedded within the promissory note agreement is an interest rate cap. The embedded interest rate cap limits the 1-month LIBOR interest rate that we must pay on the note to 8.125%. At execution of the promissory note, the strike rate of the embedded interest rate cap of 8.125% was above the 1-month LIBOR rate of 6.61%. Under SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. In fiscal 2001, we accounted for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument.

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

(In thousands)
Expected Fiscal Year Maturity Date                               2003                               2008
                                                  ----------------------------------------------------------------------

   Type of Interest Rate Contracts                        Interest Rate Cap                  Variable to Fixed
   Variable to Fixed                                           $30,750                            $100,000
   Fixed LIBOR rate                                              N/A                                6.24% (a)
   LIBOR cap rate                                               8.125%                              N/A
   Average floor rate                                            N/A                                N/A
   Weighted average forward LIBOR rate                          4.85%                              5.88%
   Fair Market Value at June 30, 2001                            $31                              $(6,422)

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


                                                                           Page

    Report of Independent Public Accountants                                 25

    Consolidated Balance Sheets as of June 30, 2001 and 2000                 26

    Consolidated Statements of Earnings for each of the Three Years Ended
    June 30, 2001, 2000, and 1999                                            28

    Consolidated Statements of Stockholders' Equity for each of the Three
    Years Ended June 30, 2001, 2000, and 1999                                30

    Consolidated Statements of Cash Flows for each of the Three Years
    Ended June 30, 2001, 2000, and 1999                                      31

    Notes to Consolidated Financial Statements                               32

Supplementary information regarding "Quarterly Financial Data (Unaudited)" is set forth under Item 8 in Note 20 to Consolidated Financial Statements.

                    Report of Independent Public Accountants

To The Fairchild Corporation:

     We have audited the accompanying consolidated balance sheets of The Fairchild Corporation (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Nacanco Paketleme (see Note 6), an investment that was sold in July 1999 and until then, was reflected in the accompanying consolidated financial statements using the equity method of accounting. The investment in Nacanco Paketleme represented 1 percent of total assets as of June 30, 1999, and the equity in its net income represented 11 percent of earnings from continuing operations for the year ended June 30, 1999. The statements of Nacanco Paketleme were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nacanco Paketleme, is based on the report of other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I and II in Item 14 of Part IV of the Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                    ARTHUR ANDERSEN LLP


Vienna, VA
September 7, 2001

                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                         ASSETS                                              June 30,          June 30,
                                         ------
                                                                                               2001              2000
                                                                                         -----------------------------------

CURRENT ASSETS:
Cash and cash equivalents, $1,184 and $14,287 restricted                                         $  14,951        $  35,790
Short-term investments                                                                               3,105            9,054
Accounts receivable-trade, less allowances of $6,951 and $9,598                                    121,703          127,230
Inventories:
   Finished goods                                                                                  146,416          138,330
   Work-in-process                                                                                  30,813           30,523
   Raw materials                                                                                    11,758           11,006
                                                                                         -----------------------------------
                                                                                                   188,987          179,859
                                                                                         -----------------------------------
Prepaid expenses and other current assets                                                           62,163           53,311
                                                                                         -----------------------------------
Total Current Assets                                                                               390,909          407,244
                                                                                         -----------------------------------

Property, plant and equipment, net of accumulated
  depreciation of $156,914 and $142,938                                                            149,108          174,137
Net assets held for sale                                                                            17,999           20,112
Cost in excess of net assets acquired (Goodwill), less
  accumulated amortization of $65,332 and $52,826                                                  419,149          436,442
Investments and advances, affiliated companies                                                       2,813            3,238
Prepaid pension assets                                                                              65,249           64,418
Deferred loan costs                                                                                 12,916           14,714
Real estate investment                                                                             110,505          112,572
Long-term investments                                                                                7,779           10,084
Other assets                                                                                        33,438           24,459
                                                                                         -----------------------------------
TOTAL ASSETS                                                                                   $ 1,209,865      $ 1,267,420
                                                                                         -----------------------------------








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                          LIABILITIES AND STOCKHOLDERS' EQUITY                               June 30,          June 30,
                          ------------------------------------
                                                                                               2001              2000
                                                                                         -----------------------------------

CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt                                      $  26,528        $  28,594
Accounts payable                                                                                    57,625           62,494
Accrued liabilities:
    Salaries, wages and commissions                                                                 29,894           38,065
    Employee benefit plan costs                                                                      6,421            5,608
    Insurance                                                                                       13,923           12,237
    Interest                                                                                         7,016            6,408
    Other accrued liabilities                                                                       38,031           60,123
                                                                                         -----------------------------------
Total Current Liabilities                                                                          179,438          213,529

LONG-TERM LIABILITES:
Long-term debt, less current maturities                                                            470,530          453,719
Fair market value of interest rate contract                                                          6,422                -
Other long-term liabilities                                                                         25,729           26,741
Retiree health care liabilities                                                                     41,886           42,803
Noncurrent income taxes                                                                            124,007          128,515
                                                                                         -----------------------------------
TOTAL LIABILITIES                                                                                  848,012          865,307

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; authorized 40,000 shares, 30,335 (30,079 in 2000) shares issued and 22,528 (22,430 in 2000) shares
   outstanding                                                                                       3,034            3,008
Class B common stock, $0.10 par value; authorized 20,000
   shares, 2,622 shares issued and outstanding                                                         262              262
Paid-in capital                                                                                    232,820          231,190
Treasury stock, at cost, 7,807 (7,649 in 2000) shares of Class A common stock                     (76,563)         (75,506)
Retained earnings                                                                                  246,788          261,788
Notes due from stockholders                                                                        (1,768)          (1,867)
Cumulative other comprehensive income                                                             (42,720)         (16,762)
                                                                                         -----------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                         361,853          402,113
                                                                                         -----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 1,209,865      $ 1,267,420
                                                                                         -----------------------------------




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                                                   For the Years ended June 30,
                                                                        ----------------------------------------------------
                                                                              2001             2000              1999
                                                                        ----------------------------------------------------
REVENUE:
   Net sales                                                                   $ 622,812         $ 635,361         $617,322
   Rental revenue                                                                  7,030             3,583              364
   Other income, net                                                               5,922            10,827            3,535
                                                                        ----------------------------------------------------
TOTAL REVENUES                                                                   635,764           649,771          621,221

 COSTS AND EXPENSES:
   Cost of goods sold                                                            466,361           472,023          504,893
   Cost of rental revenue                                                          4,599             2,489              325
   Selling, general & administrative                                             125,106           130,864          149,023
   Amortization of goodwill                                                       12,506            12,574            6,517
   Impairment charges                                                              5,889                 -                -
   Restructuring                                                                       -             8,578            6,374
                                                                        ----------------------------------------------------
   Total costs and expenses                                                      614,461           626,528          667,132
 OPERATING INCOME (LOSS)                                                          21,303            23,243         (45,911)
 Interest expense                                                                 57,577            48,942           33,162
 Interest income                                                                 (1,861)           (4,850)          (2,816)
                                                                        ----------------------------------------------------
 Net interest expense                                                             55,716            44,092           30,346
 Investment income                                                                 8,367             9,935           39,800
 Decrease in fair market value of interest rate contract                         (5,610)                 -                -
 Nonrecurring gain                                                                     -            28,625                -
                                                                        ----------------------------------------------------
 Earnings (loss) from continuing operations before taxes                        (31,656)            17,711         (36,457)
 Income tax benefit                                                               16,546             4,399           13,245
 Equity in earnings (loss) of affiliates, net                                        110             (346)            1,795
 Minority interest, net                                                                -                 -          (2,090)
                                                                        ----------------------------------------------------
 Earnings (loss) from continuing operations                                     (15,000)            21,764         (23,507)
 Loss on disposal of discontinued operations, net                                      -          (12,006)         (31,349)
 Extraordinary items, net                                                              -                 -          (4,153)
                                                                        ----------------------------------------------------
 NET EARNINGS (LOSS)                                                          $ (15,000)           $ 9,758        $(59,009)
                                                                        ----------------------------------------------------
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                       (24,452)          (10,098)          (2,545)
 Derivative financial instrument adjustments                                       (478)                 -                -
 Unrealized periodic holding changes on securities                               (1,028)           (3,961)         (16,544)
                                                                        ----------------------------------------------------
 Other comprehensive loss                                                       (25,958)          (14,059)         (19,089)
                                                                        ----------------------------------------------------
 COMPREHENSIVE INCOME (LOSS)                                                  $ (40,958)         $ (4,301)        $(78,098)
                                                                        ----------------------------------------------------



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                                                   For the Years ended June 30,
                                                                        ----------------------------------------------------
                                                                              2001             2000              1999
                                                                        ----------------------------------------------------
BASIC EARNINGS PER SHARE:
Earnings (loss) from continuing operations                                      $ (0.60)           $  0.87        $  (1.03)
Loss on disposal of discontinued operations, net                                       -            (0.48)           (1.38)
Extraordinary items, net                                                               -                 -           (0.18)
                                                                        ----------------------------------------------------
NET EARNINGS (LOSS)                                                             $ (0.60)           $  0.39        $  (2.59)
                                                                        ----------------------------------------------------
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                       $ (0.97)          $ (0.40)        $  (0.11)
 Derivative financial instrument adjustments                                      (0.02)                 -                -
 Unrealized periodic holding changes on securities                                (0.04)            (0.16)           (0.73)
                                                                        ----------------------------------------------------
 Other comprehensive loss                                                         (1.03)            (0.56)           (0.84)
                                                                        ----------------------------------------------------
 COMPREHENSIVE INCOME (LOSS)                                                    $ (1.63)          $ (0.17)        $  (3.43)
                                                                        ----------------------------------------------------

DILUTED EARNINGS PER SHARE:
Earnings (loss) from continuing operations                                      $ (0.60)           $  0.87        $  (1.03)
Loss on disposal of discontinued operations, net                                       -            (0.48)           (1.38)
Extraordinary items, net                                                               -                 -           (0.18)
                                                                        ----------------------------------------------------
NET EARNINGS (LOSS)                                                             $ (0.60)           $  0.39        $  (2.59)
                                                                        ----------------------------------------------------
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                       $ (0.97)          $ (0.40)        $  (0.11)
 Derivative financial instrument adjustments                                      (0.02)                 -                -
 Unrealized periodic holding changes on securities                                (0.04)            (0.16)           (0.73)
                                                                        ----------------------------------------------------
 Other comprehensive loss                                                         (1.03)            (0.56)           (0.84)
                                                                        ----------------------------------------------------
 COMPREHENSIVE INCOME (LOSS)                                                    $ (1.63)          $ (0.17)        $  (3.43)
                                                                        ----------------------------------------------------
Weighted average shares outstanding:
  Basic                                                                           25,122            24,954           22,766
                                                                        ----------------------------------------------------
  Diluted                                                                         25,122            25,137           22,766
                                                                        ----------------------------------------------------







The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                                                                                             Cumulative
                                        Class A    Class B                                      Notes           Other
                                         Common    Common    Paid-in   Retained   Treasury     Due From     Comprehensive
                                         Stock      Stock    Capital   Earnings    Stock     Stockholders      Income        Total
                                       ---------------------------------------------------------------------------------------------
Balance, July 1, 1998                      2,667       263    195,112   311,039   (51,908)              -          16,386    473,559
Net loss                                       -         -          -  (59,009)          -              -               -   (59,009)
Cumulative translation adjustment              -         -          -         -          -              -         (2,545)    (2,545)
Stock issued for Special-T Fasteners
   acquisition                                 1         -        132         -          -              -               -        133
Stock issued for Banner Aerospace
   merger                                    298         -     33,093         -          -              -               -     33,391
Proceeds received from stock options
   exercised (75,383 shares)                   7         -        266         -       (92)              -               -        181
Stock issued for Special-T restricted
   stock plan (14,969 shares)                  1         -        (1)         -          -              -               -          -
Purchase of treasury shares                    -         -          -         -   (22,102)              -               -   (22,102)
Exchange of Class B for Class A
   common stock (3,064 shares)                 1       (1)          -         -          -              -               -          -
Compensation expense-stock options             -         -        436         -          -              -               -        436
Net unrealized holding loss on
   available-for-sale securities               -         -          -         -          -              -        (16,544)   (16,544)
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 1999                     2,975       262    229,038   252,030   (74,102)              -         (2,703)    407,500
Net earnings                                   -         -          -     9,758          -              -               -      9,758
Cumulative translation adjustment              -         -          -         -          -              -        (10,098)   (10,098)
Stock issued for Special-T Fasteners
   acquisition (44,079 shares)                 4         -        530         -          -              -               -        534
Proceeds received from stock options
   exercised (314,126 shares)                 22         -      1,321         -      (916)              -               -        427
Stock issued for Special-T restricted
   stock plan (14,969 shares)                  1         -        (1)         -          -              -               -          -
Cashless exercise of warrants                  6         -        (6)         -          -              -               -          -
Purchase of treasury shares                    -         -          -         -      (488)              -               -      (488)
Compensation expense-stock options             -         -        308         -          -              -               -        308
 Loans to stockholders                         -         -          -         -          -        (1,867)               -    (1,867)
Net unrealized holding loss on
   available-for-sale securities               -         -          -         -          -              -         (3,961)    (3,961)
                                       ---------------------------------------------------------------------------------------------

Balance, June 30, 2000                     3,008       262    231,190   261,788   (75,506)        (1,867)        (16,762)    402,113
Net loss                                       -         -          -  (15,000)          -              -               -   (15,000)
Cumulative translation adjustment              -         -          -         -          -              -        (24,452)   (24,452)
Proceeds received from stock options
   exercised (374,016 shares)                 26         -      1,403         -    (1,057)              -               -        372
Compensation expense-stock options             -         -        227         -          -              -               -        227
Net loans from stockholders                    -         -          -         -          -             99               -         99
Change in fair market value of
   interest rate contract                      -         -          -         -          -              -           (478)      (478)
Net unrealized holding loss on
   available-for-sale securities               -         -          -         -          -              -         (1,028)    (1,028)
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 2001                   $ 3,034    $  262   $232,820  $246,788  $(76,563)     $  (1,768)      $ (42,720)   $361,853
                                       ---------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               For the Years Ended June 30,
                                                                                      ----------------------------------------------
                                                                                           2001            2000           1999
                                                                                      ----------------------------------------------
Cash flows from operating activities:
       Net earnings (loss)                                                                 $ (15,000)       $  9,758      $ (59,009)
        Depreciation and amortization                                                          43,732         41,821          25,657
        Deferred loan fee amortization                                                          1,871          1,200           1,100
        Accretion of discount on long-term liabilities                                          7,864             66           5,270
        Net gain on the disposition of subsidiaries                                                 -       (28,625)               -
        Extraordinary items, net of cash payments                                                   -              -           6,389
        Provision for restructuring (excluding cash payments of $777 in 1999)                       -              -           3,774
        (Gain) loss on sale of property, plant, and equipment                                   4,159        (1,964)             400
        (Undistributed) distributed earnings of affiliates, net                                 (110)            372           3,433
        Minority interest                                                                           -              -           2,090
        Unrealized holding loss on derivatives                                                  6,422              -               -
        Change in trading securities                                                              667              -         (1,254)
        Change in  accounts receivable                                                          5,526          2,892           8,632
        Change in inventories                                                                 (9,128)       (23,223)          14,727
        Change in prepaid expenses and other current assets                                  (16,673)       (25,734)        (22,365)
        Change in prepaid expenses other non-current assets                                     2,758       (18,305)        (26,741)
        Change in accounts payable, accrued liabilities and other long-term                  (71,445)       (11,979)          45,906
        liabilities
        Non-cash charges and working capital changes of discontinued operations                     -       (13,351)          15,259
                                                                                      ----------------------------------------------
        Net cash provided by (used for) operating activities                                 (39,537)       (67,072)          23,268
 Cash flows from investing activities:
        Proceeds received from investment securities, net                                      16,447         14,655         189,379
        Purchase of property, plant and equipment                                            (16,384)       (27,339)        (30,142)
        Proceeds from sale of plant, property and equipment                                     4,628         12,693             844
        Equity investment in affiliates                                                           477        (2,489)         (7,678)
        Net proceeds received from divestiture of investment in affiliate                           -         46,886               -
        Acquisition of subsidiaries, net of cash acquired                                           -              -       (274,427)
        Net proceeds received from the sale of subsidiaries                                         -         61,906          60,396
        Net proceeds received from the sale of discontinued operations                              -          7,100               -
        Change in real estate investment                                                      (2,566)       (27,712)        (40,351)
        Changes in net assets held for sale                                                     1,491          4,672           3,134
        Investing activities of discontinued operations                                             -              -           (312)
                                                                                      ----------------------------------------------
        Net cash provided by (used for) investing activities                                    4,093         90,372        (99,157)
 Cash flows from financing activities:
        Proceeds from issuance of debt                                                        168,161        206,874         483,222
        Debt repayments and repurchase of debentures                                        (153,416)      (246,260)       (380,083)
        Issuance of Class A common stock                                                          593            368             181
        Purchase of treasury stock                                                                  -          (488)        (22,102)
        Loans to stockholders                                                                      99        (1,867)               -
                                                                                      ----------------------------------------------
        Net cash provided by (used for) financing activities                                   15,437       (41,373)          81,218
       Effect of exchange rate changes on cash                                                  (832)          (997)            (70)
                                                                                      ----------------------------------------------
       Net change in cash and cash equivalents                                               (20,839)       (19,070)           5,259
       Cash and cash equivalents, beginning of the year                                        35,790         54,860          49,601
                                                                                      ----------------------------------------------
      Cash and cash equivalents, end of the year                                             $ 14,951       $ 35,790        $ 54,860
                                                                                      ----------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     General: All references in the notes to the consolidated financial statements to the terms "we," "our," "us," the "Company" and "Fairchild" refer to The Fairchild Corporation and its subsidiaries.

     Corporate Structure: The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. Effective April 8, 1999, we became the sole owner of Banner Aerospace, Inc. RHI Holdings, Inc. is our direct subsidiary. RHI is the owner of 100% of Fairchild Holding Corp. Our principal operations are conducted through Fairchild Holding Corp. and Banner Aerospace. During fiscal 1999 we held a significant equity interest in Nacanco Paketleme. Our financial statements present the results of our former Technologies segment as discontinued operations.

    Fiscal Year: Our fiscal year ends June 30. All references herein to "2001", "2000", and "1999" mean the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

     Consolidation Policy: The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include our accounts and all of the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which ownership interests range from 20 to 50 percent are accounted for using the equity method (see Note 6).

     Revenue Recognition: Sales and related costs are recognized upon shipment of products and performance of services. Sales and related cost of sales on long-term contracts are recognized as products are delivered and services performed, as determined by the percentage of completion method. Lease and rental revenue are recognized on a straight-line basis over the life of the lease.

     Cash Equivalents/Statements of Cash Flows: For purposes of the Statements of Cash Flows, we consider all highly liquid investments with original maturity dates of three months or less as cash equivalents. Total net cash disbursements (receipts) made by us for income taxes and interest were as follows:

                                            2001          2000         1999
                                        ----------------------------------------
 Interest                                    $50,471       $54,535      $29,200
 Income Taxes                                    388      (15,076)     (21,304)

     Restricted Cash: On June 30, 2001 and 2000, we had restricted cash of $1,184 and $14,287, respectively, all of which is maintained as collateral for certain debt facilities. Cash investments are in short-term treasury bills and certificates of deposit.

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

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method at two of our domestic aerospace fastener manufacturing operations, and using the first-in, first-out ("FIFO") method elsewhere. If the FIFO inventory valuation method had been used exclusively, inventories would have been approximately $3,506 and $3,920 higher at June 30, 2001 and 2000, respectively. Inventories from continuing operations are valued as follows:

                                                   June 30,        June 30,
                                                     2001           2000
                                                -------------------------------
 First-in, first-out (FIFO)                          $ 156,375       $ 141,094
 Last-in, first-out (LIFO)                              32,612          38,765
                                                -------------------------------
 Total inventories                                   $ 188,987       $ 179,859
                                                -------------------------------

     Properties and Depreciation: The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Our machinery and equipment is depreciated over 10 years. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated depreciation methods for Federal income tax purposes. Property, plant and equipment consisted of the following:

                                                  June 30,        June 30,
                                                   2001            2000
                                               -------------------------------
Land                                              $  13,035      $  13,170
Building and improvements                            45,282         48,844
Machinery and equipment                             221,566        223,059
Transportation vehicles                               1,085          1,124
Furniture and fixtures                               19,805         20,181
Construction in progress                              5,249         10,697
                                               -------------------------------
Property, plant and equipment at cost               306,022        317,075
Less: Accumulated depreciation                      156,914        142,938
                                               -------------------------------
Net property, plant and equipment                 $ 149,108      $ 174,137
                                               -------------------------------


     Net Assets Held for Sale: Net assets held for sale are stated at the lower of cost or at estimated net realizable value, which considers anticipated sales proceeds. Interest is not allocated to net assets held for sale. Net assets held for sale at June 30, 2001, includes several parcels of real estate, located primarily throughout the continental United States, which we plan to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. Also included in net assets held for sale is a limited partnership interest in a landfill development partnership.

     Amortization of Goodwill: Goodwill, which represents the excess of the cost of purchased businesses over the fair value of their net assets at dates of acquisition, is being amortized on a straight-line basis over 40 years. See the discussion of recently issued accounting pronouncements at the end of this note.

     Deferred Loan Costs: Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of outstanding debt, using the effective interest method. For 2001, 2000, and 1999, amortization expense for these loan costs was $1,870, $1,338, and $1,100, respectively.

     Impairment of Long-Lived Assets: We review our long-lived assets for impairment, including property, plant and equipment, identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of our assets. Impairment is measured based on the difference between the carrying amount of our assets and their estimated fair value. An impairment charge of $5.9 million was recorded in 2001. The impairment charge included $2.4 million due to the closing of a small subsidiary at our aerospace distribution segment, of which $1.7 million represented the write-off of goodwill, and $0.4 million represented severance payments. The impairment charge also included a write-off of approximately $2.3 million of improvements at our shopping center, and a $1.1 million for the write-off of leasehold improvements from the relocation of our domestic distribution facility in our aerospace fasteners segment.

     Foreign Currency Translation: For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the period, and income statement accounts are translated at average exchange rates for the period. The resulting translation gains and losses are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in other income and were insignificant in fiscal 2001, 2000 and 1999.

     Research and Development: Company-sponsored research and development expenditures are expensed as incurred and were insignificant in fiscal 2001, 2000 and 1999.

     Capitalization of interest and taxes: We capitalize interest expense and property taxes relating to certain real estate property being developed in Farmingdale, New York. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Interest of $386, $5,792 and $4,671 was capitalized in 2001, 2000 and 1999, respectively.

     Nonrecurring Income: Nonrecurring income of $28,625 in 2000 resulted from the disposition of two of our equity investments including Nacanco Paketleme, and the disposition of our Camloc Gas Springs division.

     Stock-Based Compensation: As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", we will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, for our stock-based employee compensation plans. The fair market disclosures that are required by SFAS 123 are included in Note 12.

     Fair Value of Financial Instruments: The carrying amount reported in the balance sheet approximates the fair value for our cash and cash equivalents, investments, specified hedging agreements, short-term borrowings, current maturities of long-term debt, and all other variable rate debt (including borrowings under our credit agreements). The fair value for our other fixed rate long-term debt is estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Fair values of our other off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. These instruments are described in Note 7.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications: Certain amounts in our prior years' financial statements have been reclassified to conform to the 2001 presentation.

     Recently Issued Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations." This statement requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. We will follow the requirements of this statement for business acquisitions made after June 30, 2001.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001. We will adopt SFAS No. 142 on July 1, 2001. As a result of adopting SFAS No. 142, we will stop amortizing goodwill of approximately $12.5 million per year. Due to the fair value measurement requirement, rather than the undiscounted cash flows approach, we may have to record a material impairment from the implementation of SFAS No. 142. We are continuing to evaluate the impact of adopting this standard.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of a long-lived asset, except for certain obligations of leases. This statement is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of adopting this standard.

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

    Divestitures

     On December 1, 1999, we disposed of substantially all of the assets and certain liabilities of our Dallas Aerospace subsidiary, to United Technologies Inc. for approximately $57.0 million. No gain or loss was recognized from this transaction, as the proceeds received approximated the net carrying value of the assets. Approximately $37.0 million of the proceeds from this disposition were used to reduce our term indebtedness.

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

3.  DISCONTINUED OPERATIONS

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

                                                                    1998          1999 (a)     2000 (b)        Total
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
                                                                -----------------------------------------------------

(a) The fiscal 1999 after-tax operating loss from Fairchild Technologies exceeded the June 1998 estimate recorded for expected losses by $28.6 million, net of an income tax benefit of $8.1 million, through June 1999. Operating losses for fiscal 1999 of $8.0 million were originally planned for the first eight months of fiscal 1999. Operating costs were higher than originally projected, due to deterioration in market conditions, which resulted in increased operating expenses and hindered the disposition of Fairchild Technologies within twelve months, as originally expected. Due to the decision to cease operations of the Fairchild Technologies semiconductor group in March 1999, additional expenses became necessary to reflect the shut down of facilities and accrue for severance expenses. An additional after-tax charge of $2.8 million was recorded in fiscal 1999 for the estimated remaining losses in connection with the disposition of Fairchild Technologies.
(b) The fiscal 2000 after-tax loss in connection with the disposition of the remaining operations of Fairchild Technologies exceeded anticipated losses by $12.0 million, net of tax. We recognized a higher than expected loss on the disposition of the final portions of Fairchild Technologies.

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

     During the fourth quarter of fiscal 1999, we liquidated, through several transactions, a significant portion of Fairchild Technologies, consisting mostly of its semiconductor equipment group. On April 14, 1999, we disposed of Fairchild Technologies' photoresist deep ultraviolet track equipment machines and technology, spare parts and testing equipment to Apex Co., Ltd., in exchange for 1,250,000 shares of Apex stock valued at approximately $5.1 million. On May 1, 1999, we sold Fairchild CDI for a nominal amount. On June 15, 1999, we received from Suess Microtec AG $7.9 million and the right to receive 350,000 shares of Suess Microtec stock (or approximately $3.5 million) in exchange for Fairchild Technologies' Falcon semiconductor equipment group product line and certain intellectual property.

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

     On April 13, 2000, we completed a spin-off to our stockholders of the shares of Fairchild (Bermuda) Ltd. On April 14, 2000, Fairchild (Bermuda) sold to Convac Technologies Ltd. the Optical Disc Equipment Group business formerly owned by Fairchild Technologies. Subsequently, on April 14, 2000, Fairchild (Bermuda), renamed Global Sources Ltd., completed an exchange of approximately 95% of its shares for 100% of the shares of Trade Media Holdings Limited, an Asian based, business-to-business online and traditional marketplace services provider. Immediately after the share exchange, our stockholders owned 1,183,081 shares of the 26,152,308 issued shares of Global Sources. Global Sources shares are listed on the NASDAQ under the symbol "GSOL". This transaction allowed us to complete our formal plan to dispose of Fairchild Technologies and provided our shareholders with a unique opportunity to participate in a new public entity.

     Fairchild Technologies reported sales of $8,087 and $21,900 in 2000 and 1999, respectively.

4.   PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

     The following table sets forth the derivation of the unaudited pro forma results, representing the impact of our acquisition of Kaynar Technologies (completed in April 1999), our merger with Banner Aerospace (completed in April
1999), and our dispositions of Dallas Aerospace (December 1999), Camloc Gas Springs (September 1999), Solair (December 1998), and the investment in Nacanco Paketleme (July 1999), as if these transactions had occurred at the beginning of each period presented. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which affect interest expense and investment income from our revised debt structures and reduce minority interest from our merger with Banner Aerospace. The pro forma financial information does not reflect nonrecurring income and gains from the disposal of discontinued operations that have occurred from these transactions. The unaudited pro forma information is not intended to be indicative of the future results of our operations or results that might have been achieved if these transactions had been in effect since the beginning of these fiscal periods.

                                                                                                 2000            1999
                                                                                         --------------------------------
Sales                                                                                           $612,928        $680,396
Operating income (a)                                                                              21,179          28,172
Earnings (loss) from continuing operations (a, b)                                                  2,358           (967)
Basic earnings (loss) from continuing operations per share                                          0.09          (0.04)
Diluted earnings (loss) from continuing operations per share                                        0.09          (0.04)
Net earnings (loss)                                                                              (9,648)        (36,469)
Basic earnings (loss) per share                                                                   (0.39)          (1.60)
Diluted earnings (loss) per share                                                                 (0.38)          (1.60)

(a) - Fiscal 2000 pro forma results include pre-tax restructuring charges of $8,578. Fiscal 1999 pro forma results includes pre-tax charges recorded for acquisitions of $23,604 and restructuring charges of $6,374.
(b) - Excludes pre-tax nonrecurring gain of $25,747 from the liquidation of Nacanco Paketleme in fiscal 2000. Excludes pre-tax investment income of $35,407 from the liquidation of certain investments in fiscal 1999.

5.   INVESTMENTS

     Investments at June 30, 2001 consist primarily of common stock investments in public corporations, which are classified as trading securities or available-for-sale securities. Other short-term investments and long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of investments held by us follows:

                                                                              June 30, 2001                 June 30, 2000
                                                                        --------------------------    --------------------------
                                                                         Aggregate                     Aggregate
                                                                            Fair         Cost             Fair         Cost
Short-term investments:                                                    Value        Basis            Value         Basis
-----------------------
                                                                        --------------------------    ---------------------------
     Trading securities - equity                                            $  2,175     $  2,875         $  2,715      $  2,926
     Available-for-sale equity securities                                        875          912            6,284         5,400
     Other investments                                                            55           55               55            55
                                                                        --------------------------    ---------------------------
                                                                            $  3,105     $  3,842         $  9,054      $  8,381
                                                                        --------------------------    ---------------------------
Long-term investments:
     Available-for-sale equity securities                                   $  2,204     $  3,622         $  3,828      $  5,436
     Other investments                                                         5,575        5,575            6,256         6,256
                                                                        --------------------------    ---------------------------
                                                                             $ 7,779      $ 9,197         $ 10,084      $ 11,692
                                                                        --------------------------    ---------------------------

     On June 30, 2001, we had gross unrealized holding gains from available-for-sale securities of $223 and gross unrealized holding losses from available-for-sale securities of $1,678. Investment income is summarized as follows:

                                                                                             2001          2000         1999
                                                                                         ----------------------------------------
 Gross realized gain from sales                                                               $ 10,732     $ 15,102     $ 36,677
 Change in unrealized holding gain (loss) from trading securities                                (668)          578           33
 Gross realized loss from impairments                                                          (2,376)      (6,473)            -
 Dividend income                                                                                   679          728        3,090
                                                                                         ----------------------------------------
                                                                                              $  8,367     $  9,935     $ 39,800
                                                                                         ----------------------------------------

6.   INVESTMENTS AND ADVANCES, AFFILIATED COMPANIES

     Our share of equity in earnings, net of tax, of all unconsolidated affiliates for 2001, 2000 and 1999 was $110, $(346), and $1,795, respectively. The carrying value of investments and advances, affiliated companies was $2,813 and $3,238 at June 30, 2001 and 2000, respectively.

     On June 30, 2001, approximately $(1,085) of our $246,788 consolidated retained earnings were from undistributed losses of 50 percent or less currently owned affiliates accounted for using the equity method.

     On June 30, 1999, we owned approximately 31.9% of Nacanco Paketleme common stock. We recorded equity earnings of $4,153 from this investment in 1999. The following table summarizes historical financial information on a combined 100% basis of our investment in Nacanco Paketleme, which was accounted for using the equity method in the periods that we owned it.

Statement of Earnings:                                                   1999
                                                                ----------------
     Net sales                                                         $ 75,495
     Gross profit                                                        25,297
     Earnings from continuing operations                                 13,119
     Net earnings                                                        13,119

7.  NOTES PAYABLE AND LONG-TERM DEBT

     At June 30, 2001 and 2000, notes payable and long-term debt consisted of the following:

                                                                             June 30, 2001     June 30, 2000
                                                                            -----------------------------------
 Short-term notes payable (weighted average interest rates of 4.75%                 $ 22,272          $ 23,069
   and 4.5% in 2001 and 2000, respectively)
                                                                            -----------------------------------
 Bank credit agreements                                                            $ 239,041         $ 218,691
 10 3/4% Senior subordinated notes due 2009                                            225,000           225,000
 10.65% Industrial revenue bonds                                                       1,500             1,500
 Capital lease obligations, interest from 7.61% to 10.1%                                 638             2,146
 Other notes payable, collateralized by property, plant and
   equipment, interest from 3.0% to 10.5%                                              8,607            11,907
                                                                            -----------------------------------
                                                                                     474,786           459,244
 Less: Current maturities                                                            (4,256)           (5,525)
                                                                            -----------------------------------
 Net long-term debt                                                                $ 470,530         $ 453,719
                                                                            -----------------------------------

     Credit Agreements

     We maintain credit facilities with a consortium of banks, providing us with a term loan and revolving credit facilities. On June 30, 2001, the credit facilities with our senior lenders consisted of a $143,691 term loan and a $100,000 revolving loan with a $40,000 letter of credit sub-facility and a $15,000 swing loan sub-facility. Borrowings under the term loan generally bear interest at a rate of, at our option, either 2% over the Citibank N.A. base rate, or 3% over the Eurodollar rate, and is subject to change quarterly based upon our financial performance. Advances made under the revolving credit facilities generally bear interest at a rate of, at our option, either (i) 1 1/2% over the Citibank N.A. base rate, or (ii) 2 1/2% over the Eurodollar rate, and is subject to change quarterly based upon our financial performance. The credit facilities are subject to a non-use commitment fee on the aggregate unused availability, of 1/2% if greater than half of the revolving loan is being utilized or 3/4% if less than half of the revolving loan is being utilized. Outstanding letters of credit are subject to fees equivalent to the Eurodollar margin rate. The revolving credit facilities and the term loan will mature on April 30, 2005 and April 30, 2006, respectively. The term loan is subject to mandatory prepayment requirements and optional prepayments. The revolving loan is subject to mandatory prepayment requirements and optional commitment reductions.

     We are required under the credit agreement to comply with certain financial and non-financial loan covenants, including maintaining certain interest and fixed charge coverage ratios and maintaining certain indebtedness to EBITDA ratios at the end of each fiscal quarter. Our most restrictive covenant is the interest coverage ratio, which represents the ratio of EBITDA to interest expense, as defined in the credit agreement. At June 30, 2001, the interest coverage ratio was 2.05, which exceeded the minimum requirement of 2.0. Additionally, the credit agreement restricts annual capital expenditures to $40 million during the life of the facility. Except for non-guarantor assets, substantially all of our assets are pledged as collateral under the credit agreement. The credit agreement restricts the payment of dividends to our shareholders to an aggregate of the lesser of $0.01 per share or $0.4 million over the life of the agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. At June 30, 2001, we were in full compliance with all the covenants under the credit agreement.

     At June 30, 2001, we had borrowings outstanding of $64,600 under the revolving credit facilities and we had letters of credit outstanding of $15,492, which were supported by a sub-facility under the revolving credit facilities. At June 30, 2001, we had unused bank lines of credit aggregating $19,908, at interest rates slightly higher than the prime rate. We also had short-term lines of credit relating to foreign operations, aggregating $18,384, against which we owed $10,679 at June 30, 2001.

     On March 23, 2000, we entered into a $30,750 term loan agreement with Morgan Guaranty Trust Company of New York. The loan is secured by all of the developed rental property of the Fairchild Airport Plaza shopping center located in Farmingdale, New York, including tenant leases and mortgage escrows. Borrowings under this agreement will mature on April 1, 2003, and bear interest at the rate of LIBOR plus 3.1%.

     Senior Subordinated Notes

     On April 20, 1999, we issued, at par value, $225,000 of 10 3/4% senior subordinated notes that mature on April 15, 2009. We pay interest on these notes semi-annually on April 15th and October 15th of each year. Except in the case of certain equity offerings by us, we cannot choose to redeem these notes until five years have passed from the issue date of the notes. At any one or more times after that date, we may choose to redeem some or all of the notes at certain specified prices, plus accrued and unpaid interest. Upon the occurrence of certain change of control events, each holder may require us to repurchase all or a portion of the notes at 101% of their principal amount, plus accrued and unpaid interest.

     The notes are our senior subordinated unsecured obligations. They rank senior to or equal in right of payment with any of our future subordinated indebtedness, and subordinated in right of payment to any of our existing and future senior indebtedness. The notes are effectively subordinated to indebtedness and other liabilities of our subsidiaries, which are not guarantors. Substantially all of our domestic subsidiaries guarantee the notes with unconditional guaranties of payment that will effectively rank below their senior debt, but will rank equal to their other subordinated debt, in right of payment.

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

     Debt Maturity Information

     The annual maturity of our bank notes payable and long-term debt obligations (exclusive of capital lease obligations) for each of the five years following June 30, 2001, are as follows: $26,139 for 2002, $34,485 for 2003,
$3,065 for 2004, $44,743 for 2005 and $2,626 for 2006.

8.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

      In fiscal 1998, we entered into a ten-year interest rate swap agreement to reduce our cash flow exposure to increases in interest rates on variable rate debt. The ten-year interest rate swap agreement provides us with interest rate protection on $100 million of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. On February 17, 2003, the bank that we entered into the interest swap agreement, will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008.

     We adopted SFAS 133 on July 1, 2000. At adoption, we recorded within other comprehensive income, a decrease of $0.5 million in the fair market value of our $100 million interest rate swap agreement. The $0.5 million decrease will be amortized over the remaining life of the interest rate swap agreement using the effective interest method. The offsetting interest rate swap liability is separately being reported as a "fair market value of interest rate contract" within other long-term liabilities. In the statement of earnings, we have recorded the net swap interest accrual as part of interest expense. Unrealized changes in the fair value of the swap are recorded net of the current interest accrual on a separate line entitled "decrease in fair market value of interest rate derivatives."

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives of $5.6 million in 2001, as a result of the fair market value adjustment for our interest rate swap agreement.

     The fair market value adjustment of these agreements will generally fluctuate based on the implied forward interest rate curve for the 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest hedge contract will increase and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest hedge contract will decrease, and we will record income.

     In March 2000, the Company issued a floating rate note with a principal amount of $30,750,000. Embedded within the promissory note agreement is an interest rate cap. The embedded interest rate cap limits the 1-month LIBOR interest rate that we must pay on the note to 8.125%. At execution of the promissory note, the strike rate of the embedded interest rate cap of 8.125% was above the 1-month LIBOR rate of 6.61%. Under SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. In fiscal 2001, we accounted for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument.

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

(In thousands)
Expected Fiscal Year Maturity Date                               2003                               2008
                                                  ----------------------------------------------------------------------
   Type of Interest Rate Contracts                        Interest Rate Cap                  Variable to Fixed
   Variable to Fixed                                           $30,750                            $100,000
   Fixed LIBOR rate                                              N/A                                6.24% (a)
   LIBOR cap rate                                               8.125%                              N/A
   Average floor rate                                            N/A                                N/A
   Weighted average forward LIBOR rate                          4.85%                              5.88%
   Fair Market Value at June 30, 2001                            $31                              $(6,422)

(a) - On February 17, 2003, the bank will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008.

9. PENSIONS AND POSTRETIREMENT BENEFITS

     Pensions

     We have defined benefit pension plans covering most of our employees. Employees in our foreign subsidiaries may participate in local pension plans, for which our liability is in the aggregate insignificant. Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law.

     The changes in the pension plans' benefit obligations were as follows:

                                                                      2001         2000
                                                                ---------------------------
Projected benefit obligation at July 1,                             $ 199,021    $ 207,331
Service cost                                                            5,729        5,122
Interest cost                                                          15,403       15,214
Actuarial gains (losses)                                                7,248     (12,593)
Benefit payments                                                     (17,376)     (19,239)
Plan amendment                                                             71        3,190
Foreign currency translation                                              (0)          (4)
Plan wind-up                                                            (537)            0
                                                                ---------------------------
Projected benefit obligation at June 30,                            $ 209,559    $ 199,021
                                                                ---------------------------

    The changes in the fair values of the pension plans' assets were as follows:

                                                                    2001          2000
                                                                ---------------------------
Plan assets at July 1,                                              $ 247,768    $ 257,662
Actual return on plan assets                                           14,471       10,767
Administrative expenses                                               (1,201)      (1,413)
Benefit payments                                                     (17,376)     (19,239)
Foreign currency translation                                              (0)          (9)
Plan wind-up                                                          (1,341)            0
                                                                ---------------------------
Plan assets at June 30,                                             $ 242,321    $ 247,768
                                                                ---------------------------

     The following table sets forth the funded status and amounts recognized in our consolidated balance sheets at June 30, 2001 and 2000, for the plans:

                                                                            June 30, 2001  June 30, 2000
                                                                            ----------------------------
Plan assets in excess of projected benefit obligations                           $ 32,762      $ 48,747
Unrecognized net loss                                                              29,392        12,319
Unrecognized prior service cost                                                     3,095         3,534
Unrecognized transition (asset)                                                         0         (182)
                                                                            ----------------------------
Prepaid pension expense recognized in the balance sheet                          $ 65,249      $ 64,418
                                                                            ----------------------------

     The net prepaid pension expense recognized in the consolidated balance sheets consisted entirely of a prepaid pension asset.

     A summary of the components of total pension expense is as follows:

                                                                            2001         2000          1999
                                                                        ----------------------------------------
Service cost - benefits earned during the period                             $ 5,729       $ 5,122      $ 3,454
Interest cost on projected benefit obligation                                 15,403        15,214       14,328
Expected return on plan assets                                              (22,816)      (22,360)     (21,694)
Amortization of net loss                                                          37         1,306        1,813
Amortization of prior service cost (credit)                                      510           290        (184)
Amortization of transition (asset)                                               (9)          (37)         (36)
                                                                        ----------------------------------------
Net periodic pension (income)                                              $ (1,146)       $ (465)    $ (2,319)
                                                                        ----------------------------------------

    Weighted average assumptions used in accounting for the defined benefit pension plans as of June 30, 2001 and 2000 were as follows:

                                                         2001          2000
                                                     ---------------------------
Discount rate                                            7.25%         8.0%
Expected rate of increase in salaries                    4.0%          4.5%
Expected long-term rate of return on plan assets         9.0%          9.0%

     Plan assets include an investment in our Class A common stock, valued at a fair market value of $4,496 and $3,127 at June 30, 2001 and 2000, respectively. Substantially all of the other plan assets are invested in listed stocks and bonds.

     Postretirement Health Care Benefits

     We provide health care benefits for most of our retired employees. Postretirement health care benefit expense from continuing operations totaled $1,262, $1,065, and $951 for 2001, 2000, and 1999, respectively. Our accrual was approximately $31,302 and $32,345 as of June 30, 2001 and 2000, respectively, for postretirement health care benefits related to discontinued operations. This represents the cumulative discounted value of the long-term obligation and includes benefit expense of $3,612, $3,484, and $3,902 for the years ended June 30, 2001, 2000 and 1999, respectively.

    The changes in the accumulated postretirement benefit obligation of the plans were as follows:

                                                                             2001          2000
                                                                        -----------------------------
Accumulated postretirement benefit obligation at July 1,                      $ 50,558      $ 55,027
Service cost                                                                       347           302
Interest cost                                                                    4,062         3,733
Actuarial gains                                                                  8,988       (3,290)
Benefit payments                                                               (5,734)       (5,198)
Acquisitions/Divestitures                                                            0          (16)
                                                                        -----------------------------
Accumulated postretirement benefit obligation at June 30,                     $ 58,221      $ 50,558
                                                                        -----------------------------

     In fiscal 1998, we amended a former subsidiary's medical plan to increase the retirees' contribution rate to approximately 20% of the negotiated premium. Such plan amendment resulted in a $1,003 decrease to the accumulated postretirement benefit obligation and is being amortized as an unrecognized prior service credit over the average future lifetime of the respective retirees.

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 2001 and 2000, for the plans:

                                                                             2001          2000
                                                                        -----------------------------
Accumulated postretirement benefit obligation                                 $ 58,221      $ 50,558
Unrecognized prior service credit                                                  728           797
Unrecognized net loss                                                         (17,414)       (8,960)
                                                                        -----------------------------
Accrued postretirement benefit liability                                      $ 41,535      $ 42,395
                                                                        -----------------------------

     The accumulated postretirement benefit obligation was determined using a discount rate of 7.25% at June 30, 2001 and 8.0% at June 30, 2000. The effect of such change resulted in an increase to the accumulated postretirement benefit obligation in fiscal 2001. For measurement purposes, a 6.0% annual rate of increase in the per capita claims cost of covered health care benefits was assumed for fiscal 2001. The rate was assumed to decrease to 5.50% in fiscal 2002 and 5.00% for fiscal 2003 and remain at that level thereafter.

     A summary of the components of total postretirement expense is as follows:

                                                                            2001         2000         1999
                                                                        ---------------------------------------
Service cost - benefits earned during the period                              $  347       $  302       $  227
Interest cost on accumulated postretirement benefit obligation                 4,062        3,733        3,860
Amortization of prior service credit                                            (69)         (69)         (69)
Amortization of net loss                                                         534          583          835
                                                                        ---------------------------------------
Net periodic postretirement benefit cost                                     $ 4,874      $ 4,549      $ 4,853
                                                                        ---------------------------------------


     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of and for the fiscal year ended June 30, 2001:

                                                                               One Percentage-Point
                                                                            Increase           Decrease
                                                                         ----------------------------------
Effect on service and interest components of net periodic cost                    $  113          $  (106)
Effect on accumulated postretirement benefit obligation                            1,481           (1,364)

10.  INCOME TAXES

     The provision (benefit) for income taxes from continuing operations is summarized as follows:

                                                         2001           2000           1999
                                                    ---------------------------------------------
 Current:
     Federal                                             $(11,952)      $(11,234)       $  3,416
     State                                                     345            427            140
     Foreign                                                 (513)          2,893          3,994
                                                    ---------------------------------------------
                                                          (12,120)        (7,914)          7,550
 Deferred:
     Federal                                               (3,670)          5,508       (10,731)
     State                                                   (756)        (1,993)       (10,064)
                                                    ---------------------------------------------
                                                           (4,426)          3,515       (20,795)
                                                    ---------------------------------------------
 Net tax provision (benefit)                            $ (16,546)      $ (4,399)      $(13,245)
                                                    ---------------------------------------------

     The income tax provision (benefit) for continuing operations differs from that computed using the statutory Federal income tax rate of 35%, in fiscal 2001, 2000, and 1999, for the following reasons:

                                                                            2001            2000           1999
                                                                       ----------------------------------------------
 Computed statutory amount                                                  $ (11,080)        $ 6,199     $ (12,760)

 State income taxes, net of applicable federal tax benefit                       2,329          (654)          2,488
 Nondeductible acquisition valuation items                                       3,374          4,002          1,903
 Tax on foreign earnings, net of tax credits                                   (7,149)        (5,030)        (2,392)
 Difference between book and tax basis of assets acquired and
    liabilities assumed                                                              0        (1,491)           (53)
 Revision of estimate for tax accruals                                         (3,500)        (7,800)        (1,790)
 Other                                                                           (520)            375          (641)
                                                                       ----------------------------------------------
 Net tax provision (benefit)                                                $ (16,546)       $(4,399)     $ (13,245)
                                                                       ----------------------------------------------


     The following table is a summary of the significant components of our deferred tax assets and liabilities, and deferred provision or benefit, for the following periods:

                                                                           2001                          2000           1999
                                                                         Deferred                      Deferred       Deferred
                                                         June 30,      (Provision)      June 30,     (Provision)    (Provision)
                                                           2001          Benefit          2000         Benefit        Benefit
                                                      ----------------------------------------------------------------------------
 Deferred tax assets:
 Accrued expenses                                             $ 6,160        $  (89)       $  6,249      $ (7,910)       $ 11,572
 Asset basis differences                                      (6,006)       (15,390)          9,384            562            710
 Inventory                                                     10,924          5,789          5,135        (5,982)         11,117
 Employee compensation and benefits                            13,449        (3,573)         17,022          3,435          8,501
 Environmental reserves                                         4,765             27          4,738            763            509
 Loss and credit carryforward                                       1        (7,034)          7,035          7,035              0
 Postretirement benefits                                       12,286            286         12,000        (4,428)        (1,706)
 Other                                                          4,491          2,257          2,234        (2,405)        (7,465)
                                                      ----------------------------------------------------------------------------
                                                               46,070       (17,727)         63,797        (8,930)         23,238
 Deferred tax liabilities:
 Asset basis differences                                     (61,154)         18,884       (80,038)          4,348        (3,954)
 Inventory                                                          0              0              0              0          1,546
 Pensions                                                    (19,819)          (501)       (19,318)            296          (428)
 Other                                                          (778)          3,770        (4,548)            771            393
                                                      ----------------------------------------------------------------------------
                                                             (81,751)         22,153      (103,904)          5,415        (2,443)
                                                      ----------------------------------------------------------------------------
 Net deferred tax liability                                 $(35,681)       $  4,426     $ (40,107)      $ (3,515)       $ 20,795
                                                      ----------------------------------------------------------------------------

     The amounts included in the balance sheet are as follows:

                                                                   June 30,       June 30,
                                                                     2001           2000
                                                                ------------------------------
 Prepaid expenses and other current assets:
   Current deferred                                                    $ 4,367       $  8,286
                                                                ------------------------------
 Other Assets:
   Noncurrent deferred                                                $ 28,710       $ 18,920
                                                                ------------------------------
 Noncurrent income tax liabilities:
   Noncurrent deferred                                                $ 68,647       $ 67,313
   Other noncurrent                                                     55,360         61,202
                                                                ------------------------------
                                                                      $124,007       $128,515
                                                                ------------------------------

     We maintain a very complex structure in the United States and overseas, particularly due to the large number of acquisitions and dispositions that have occurred along with other tax planning strategies. Our management performs a comprehensive review of its worldwide tax positions on an annual basis. Based on positive outcomes in recent years as a result of discussions and resolutions of matters with the tax authorities and the closure of tax years subject to tax audit, management has reversed tax accruals, no longer needed, of $3,500, $7,800, and $1,790 in 2001, 2000, and 1999, respectively.

     Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent we intend to repatriate such earnings. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently invested, or which would be offset by allowable foreign tax credits. At June 30, 2001, the amount of domestic taxes payable upon distribution of such earnings was not significant.

     In the opinion of our management, adequate provision has been made for all income taxes and interest; and any liability that may arise for prior periods will not have a material effect on our financial condition or our results of operations.

11.  EQUITY SECURITIES

     We had 22,527,801 shares of Class A common stock and 2,621,502 shares of Class B common stock outstanding at June 30, 2001. Class A common stock is listed on the New York Stock Exchange under the ticker symbol of "FA". There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. For the year ended June 30, 2001, 82,966 and 14,963 shares of Class A common stock were issued as a result of the exercise of stock options and the Special-T restricted stock plan, respectively, and shareholders converted 150 shares of Class B common stock into Class A common stock.

     During fiscal 2001, we issued 132,394 deferred compensation units pursuant to our stock option deferral plan, as a result of the exercise of 291,050 stock options. Each deferred compensation unit is represented by one share of our treasury stock and is convertible into one share of our Class A common stock after a specified period of time.

12.    STOCK OPTIONS AND WARRANTS

     Stock Options

     We are authorized to issue 5,141,000 shares of our Class A common stock, upon the exercise of stock options issued under our 1986 non-qualified and incentive stock option plan. The purpose of the 1986 stock option plan is to encourage continued employment and ownership of Class A common stock by our officers and key employees, and to provide additional incentive to promote success. The 1986 stock option plan authorizes the granting of options at not less than the market value of the common stock at the time of the grant. The option price is payable in cash or, with the approval of our compensation and stock option committee of the Board of Directors, in "mature" shares of common stock, valued at fair market value at the time of exercise. The options normally terminate five years from the date of grant, or for a stipulated period of time after an employee's death or termination of employment. The 1986 plan expires on April 9, 2006; however, all stock options outstanding as of April 9, 2006 shall continue to be exercisable pursuant to their terms.

     We are authorized to issue 250,000 shares of our Class A common stock upon the exercise of stock options issued under the ten-year 1996 non-employee directors stock option plan. The 1996 non-employee directors stock option plan authorizes the granting of options at the market value of the common stock on the date of grant. An initial stock option grant for 30,000 shares of Class A common stock is made to each person who becomes a new non-employee Director, with the options vesting 25% each year from the date of grant. On the date of each annual meeting, each person elected as a non-employee Director will be granted an option for 1,000 shares of Class A common stock that vest immediately. The exercise price is payable in cash or, with the approval of our compensation and stock option committee, in shares of Class A or Class B common stock, valued at fair market value at the date of exercise. All options issued under the 1996 non-employee directors stock option plan will terminate five years from the date of grant or a stipulated period of time after a non-employee Director ceases to be a member of the Board. The 1996 non-employee directors stock option plan is designed to maintain our ability to attract and retain highly qualified and competent persons to serve as our outside directors.

     At the Annual Shareholders meeting held in November 2000, the shareholders approved the 2000 non-employee directors stock option plan, pursuant to which each non-employee director was issued stock options for 7,500 shares (52,500 shares in the aggregate) immediately after the 2000 Annual Meeting.

     Upon our April 8, 1999 merger with Banner Aerospace, all of Banner Aerospace's stock options then issued and outstanding were converted into the right to receive 870,315 shares of our common stock.

     A summary of stock option transactions under our stock option plans is presented in the following tables:

                                                                                              Weighted
                                                                                              Average
                                                                                              Exercise
                                                                             Shares            Price
                                                                        -----------------------------------
Outstanding at July 1, 1998                                                    1,654,781         $    7.46

    Granted                                                                      338,000             14.36
    Plans assumed from Banner merger                                             870,315              4.25
    Exercised                                                                   (75,383)              5.21
    Expired                                                                        (500)              3.50
    Forfeited                                                                      (650)             12.16
                                                                        -----------------------------------
Outstanding at June 30, 1999                                                   2,786,563             11.05
    Granted                                                                      200,500              8.89
    Exercised                                                                  (329,126)              3.98
    Expired                                                                     (88,216)              6.79
    Forfeited                                                                  (103,150)             14.53
                                                                        -----------------------------------
Outstanding at June 30, 2000                                                   2,466,571             11.82
    Granted                                                                      353,906              6.38
    Exercised                                                                  (374,016)              3.67
    Expired                                                                    (222,719)              8.06
    Forfeited                                                                  (300,400)             17.53
                                                                        -----------------------------------
Outstanding at June 30, 2001                                                   1,923,342         $   11.92
                                                                        -----------------------------------
Exercisable at June 30, 1999                                                   1,867,081         $    8.75
Exercisable at June 30, 2000                                                   1,793,459         $   10.57
Exercisable at June 30, 2001                                                   1,291,911         $   12.97

     A summary of options outstanding at June 30, 2001 is presented as follows:

                                         Options Outstanding                             Options Exercisable
                        -------------------------------------------------------   ----------------------------------
                                               Weighted            Average                              Weighted
                                                Average           Remaining                              Average
      Range of               Number            Exercise           Contract            Number            Exercise
  Exercise Prices         Outstanding            Price              Life            Exercisable           Price
---------------------   -------------------------------------------------------   ----------------------------------
$  6.00 - $  8.63                585,760            $ 6.40        2.9 years               205,479            $ 6.28
$  8.72 - $13.48                 457,987              9.48        2.7 years               371,737              9.41
$13.63 - $16.25                  685,595             14.67        1.6 years               569,195             14.72
$18.56 - $25.07                  194,000             24.69        1.2 years               145,500             24.69
---------------------   -------------------------------------------------------   ----------------------------------
$  6.00 - $25.07               1,923,342           $ 11.92        2.3 years             1,291,911           $ 12.97
---------------------   -------------------------------------------------------   ----------------------------------

     The weighted average grant date fair value of options granted during 2001, 2000 and 1999 was $3.13, $4.16, and $6.48, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following significant assumptions were made in estimating fair value:

                                                             2001                2000               1999
                                                      ----------------------------------------------------------
Risk-free interest rate                                   5.3% - 6.3%         5.9% - 6.8%        4.3% - 5.4%
Expected life in years                                       4.31                4.66               4.66
Expected volatility                                        52% - 53%           45% - 47%          45% - 46%
Expected dividends                                           None                None                None

     We recognized compensation expense of $13 from stock options issued to a consultant in 2001. We are applying APB Opinion No. 25 in accounting for our stock option plans. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in 2001, 2000 or 1999. If stock options granted in 2001, 2000 and 1999 were accounted for based on their fair value as determined under SFAS 123, pro forma earnings would be as follows:

                                                               2001           2000            1999
                                                          ----------------------------------------------
Net earnings (loss):
    As reported                                               $ (15,000)         $ 9,758     $ (59,009)
    Pro forma                                                   (16,923)           8,096       (60,682)
Basic earnings (loss) per share:
    As reported                                                 $ (0.60)         $  0.39       $ (2.59)
    Pro forma                                                     (0.67)            0.32         (2.66)
Diluted earnings (loss) per share:
    As reported                                                 $ (0.60)         $  0.39       $ (2.59)
    Pro forma                                                     (0.67)            0.32         (2.66)

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

     Stock Warrants

     Effective as of February 21, 1997, we approved the continuation of an existing warrant to Stinbes Limited (an affiliate of Jeffrey Steiner) to purchase 375,000 shares of our Class A or Class B common stock at $7.80 per share. The warrant has been modified to permit exercise within certain window periods including, within two years after the merger of Shared Technologies Fairchild Inc. with certain companies. The payment of the warrant price may be made in cash or in "mature" shares of our Class A or Class B common stock, valued at fair market value at the time of exercise, or combination thereof. The warrant expires on March 13, 2002.

     During fiscal 2001, we issued warrants to purchase 25,000 shares of Class A common stock, at $9.34 per share, to a non-employee for services provided. The warrants issued are immediately exercisable and will expire on November 8, 2001. We recorded expense of $13 from the issuance of these warrants.

     On November 9, 1995, we issued warrants to purchase 500,000 shares of Class A Common Stock, at $9.00 per share, to Peregrine Direct Investments Limited, in exchange for a standby commitment it received on November 8, 1995, from Peregrine. We elected not to exercise our rights under the Peregrine commitment. On February 23, 2000, we issued 63,300 restricted shares of Class A common stock as a result of a cashless exercise of 250,000 of these warrants. The remaining 250,000 of warrants expired on November 8, 2000.

13.  EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings
(loss) per share:

                                                                             2001           2000            1999
                                                                        ----------------------------------------------
Basic earnings per share:
Earnings (loss) from continuing operations                                  $ (15,000)       $  21,764     $ (23,507)
                                                                        ----------------------------------------------

Weighted average common shares outstanding                                      25,122          24,954         22,766
                                                                        ----------------------------------------------
Basic earnings per share:
Basic earnings (loss) from continuing operations per share                   $  (0.60)        $   0.87      $  (1.03)
                                                                        ----------------------------------------------

Diluted earnings per share:
Earnings (loss) from continuing operations                                  $ (15,000)       $  21,764     $ (23,507)
                                                                        ----------------------------------------------
Weighted average common shares outstanding                                                      24,954
                                                                                25,122                         22,766
Diluted effect of options                                                 antidilutive              97   antidilutive
Diluted effect of warrants                                                antidilutive              86   antidilutive
                                                                        ----------------------------------------------

Total shares outstanding                                                        25,122          25,137         22,766
                                                                        ----------------------------------------------
Diluted earnings (loss) from continuing operations per share                 $  (0.60)        $   0.87      $  (1.03)
                                                                        ----------------------------------------------

     The computation of diluted loss from continuing operations per share for 2001 and 1999 excluded the effect of incremental common shares attributable to the potential exercise of common stock options outstanding and warrants outstanding, because their effect was antidilutive. No adjustments were made to share information in the calculation of earnings per share for discontinued operations and extraordinary items in 2000 and 1999.

14.  RESTRUCTURING CHARGES

     In fiscal 1999, we recorded $6,374 of restructuring charges. Of this amount, $500 was recorded at our corporate office for severance benefits and $348 was recorded at our aerospace distribution segment for the write-off of building improvements from premises vacated. The remaining, $5,526 was recorded as a result of the Kaynar Technologies initial integration in our aerospace fasteners segment, i.e. $3,932 for severance benefits, $1,334 for product integration costs incurred as of June 30, 1999, and $260 for the write down of fixed assets. In fiscal 2000, we recorded $8,578 of restructuring charges as a result of the continued integration of Kaynar Technologies into our aerospace fasteners segment. All of the charges recorded during 2000 were a direct result of product and plant integration costs incurred as of June 30, 2000. These costs were classified as restructuring and were the direct result of formal plans to move equipment, close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs.

15.   EXTRAORDINARY ITEMS

     In fiscal 1999, we recognized an extraordinary loss of $4,153, net of tax, to write-off the remaining deferred loan fees associated with the early extinguishment of indebtedness in connection with our refinanced credit facilities.

16.   RELATED PARTY TRANSACTIONS

     We pay for a chartered helicopter used from time to time for business related travel. The owner of the chartered helicopter is a company controlled by Mr. Jeffrey Steiner. Cost for such flights that are charged to us are comparable to those charged in arm's length transactions between unaffiliated third parties.

     We have extended loans to purchase our Class A common stock to certain members of our senior management and Board of Directors, for the purpose of encouraging ownership of our stock, and to provide additional incentive to promote our success. The loans are non-interest bearing, have maturity dates ranging from 21/2to 41/2years, and become due and payable immediately upon the termination of employment for senior management, or director affiliation with us for a director. As of June 30, 2001, the indebtedness owed to us from Mr. Flynn, Mr. Juris, Mr. Persavich, and Mr. J. Steiner, was approximately $175 each. On June 30, 2001, Mr. Gerard, Ms. Hercot, Mr. Kelley, Mr. Miller and Mr.
E. Steiner owed us approximately $99, $167, $50, $220 and $220, respectively.
On June 30, 2001, approximately $106 of indebtedness was owed to us by each of Mr. Caplin, Mr. David, Mr. Harris, Mr. Lebard, and Mr. Richey. As of June 30, 2001, each of the individual amounts due to us represented the largest aggregate balance of indebtedness outstanding under the officer and director stock purchase program. We recognized compensation expense of $22 and $443 in 2001 and 2000, respectively, as a result of favorable terms granted to the recipients of the loans.

     On November 16, 1999, Mr. Richey borrowed $46 from us to exercise stock options and hold our Class A common stock. The loan matures on November 16, 2001 and bears interest at 5.5%.

     On June 30, 2000, Mr. J. Stenier had non-interest bearing indebtedness owed to us of $200. During fiscal 2001, the loan was repaid.

     In 1998, we made loans in the aggregate amount of $300 to Mr. Sharpe in order to assist him in relocating from California to Virginia. On October 1, 1998, $95 was repaid. During fiscal 2001 the balance due and accrued interest was paid in full.

17.  LEASES

     Operating Leases

     We hold certain of our facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year, for each of the five years following June 30, 2001, are as follows: $8,061 for 2002, $6,939 for 2003, $5,571 for 2004, $4,304 for
2005, and $2,576 for 2006. Rental expense on operating leases from continuing operations for fiscal 2001, 2000, and 1999 was $12,445, $11,280 and $9,485, respectively.

     Capital Leases

     Minimum commitments under capital leases for each of the five years following June 30, 2001, are $428 for 2002, $233 for 2003, $43 for 2004, $0 for
2005, and $0 for 2006, respectively. At June 30, 2001, the present value of capital lease obligations was $639. At June 30, 2001, capital assets leased and included in property, plant, and equipment consisted of:

Land                                                                   $   70
Buildings and improvements                                                378
Machinery and equipment                                                 1,920
Furniture and fixtures                                                     17
Less: Accumulated depreciation                                        (1,993)
                                                                --------------
                                                                       $  392
                                                                --------------

     Leasing Operations

     In fiscal 1999, we began leasing retail space to tenants under operating leases at completed sections of a shopping center we are developing in Farmingdale, New York. Rental revenue is recognized as lease payments are due from tenants, and the related costs are amortized over their estimated useful life. The future minimum lease payments to be received from non-cancelable operating leases on June 30, 2001 were $5,434 in 2002, $5,434 in 2003, $5,434 in
2004, $5,363 in 2005, $5,303 in 2006, and $41,654 thereafter. Rental property under operating leases consists of the following as of June 30, 2001:

Land and improvements                                                 $21,818
Buildings and improvements                                             55,412
Tenant improvements                                                     9,445
Less: Accumulated depreciation                                        (3,262)
                                                                --------------
                                                                      $83,413
                                                                --------------

18.      CONTINGENCIES

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

     As of June 30, 2001, the consolidated total of our recorded liabilities for environmental matters was approximately $14.2 million, which represented the estimated probable exposure for these matters. It is reasonably possible that our total exposure for these matters could be approximately $18.4 million.

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

19.  BUSINESS SEGMENT INFORMATION

     We report in three principal business segments. The aerospace fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems. The aerospace distribution segment distributes a wide range of aircraft parts and related support services to the aerospace industry. The real estate segment leases space to tenants at completed sections of a shopping center we are developing in Farmingdale, New York. The corporate segment includes the Gas Springs division prior to its disposition and corporate activities. Our financial data by business segment is as follows:

                                                Aerospace       Aerospace      Real Estate
                                              Fasteners (d)    Distribution    Operations      Corporate         Total
                                             -------------------------------------------------------------------------------
 Fiscal 2001:
   Sales                                           $ 536,904        $ 85,908         $    -          $    -       $ 622,812
   Operating income (loss) (a) (b)                    37,008           2,499          (138)        (18,066)          21,303
   Capital expenditures                               15,261             751              -             372          16,384
   Depreciation and amortization                      39,090             900          2,268           1,474          43,732
   Identifiable assets at June 30                    579,981          46,718        116,250         466,916       1,209,865

 Fiscal 2000:
   Sales                                           $ 533,620       $ 101,002         $    -         $   739       $ 635,361
   Operating income (loss) (a) (c)                    33,909           7,758          1,033        (19,457)          23,243
   Capital expenditures                               26,367             630              -             342          27,339
   Depreciation and amortization                      38,025             976            894           1,926          41,821
   Identifiable assets at June 30                    599,139          54,784        122,148         491,349       1,267,420

 Fiscal 1999:
   Sales                                           $ 442,722       $ 168,336         $    -        $  6,264       $ 617,322
   Operating income (loss) (a) (c)                    38,956        (40,003)             17        (44,881)        (45,911)
   Capital expenditures                               27,414           1,951              -             777          30,142
   Depreciation and amortization                      22,459           1,871              -           1,327          25,657
   Identifiable assets at June 30                    619,316         133,115         83,806         492,549       1,328,786

(a) Includes rental revenue by our real estate operations segment of $7.0 million, $3.6 million and $0.4 million in fiscal 2001, 2000 and 1999, respectively.
(b) Fiscal 2001 results Include one-time impairment expenses of $1.1 million in the aerospace fasteners segment, $2.4 million in the aerospace distribution segment, and $2.5 million in the real estate segment.
(c) Fiscal 2000 results include restructuring charges of $8.6 million in the aerospace fasteners segment. Fiscal 1999 results include inventory impairment charges of $41.5 million in the aerospace distribution segment, costs relating to acquisitions of $23.6 million, and restructuring charges of $5.5 million in the aerospace fasteners segment, $0.3 million in the aerospace distribution segment, and $0.5 million at corporate.
(d) Sales from our aerospace fasteners segment included $99.0 million to Boeing in fiscal 2001, representing 16% of our consolidated sales. Sales to Boeing were below10% of our consolidated sales in fiscal 2000 and 1999, respectively.

20.  FOREIGN OPERATIONS AND EXPORT SALES

     Our operations are located primarily in the United States and Europe. All rental revenue is generated in the United States. Inter-area sales are not significant to the total sales of any geographic area. Sales by geographic area are attributed by country of domicile of our subsidiaries. Our financial data by geographic area is as follows:

                                                               United
                                                               States        Europe       Australia       Other          Total
                                                           ------------------------------------------------------------------------
Fiscal 2001:
  Sales by geographic area                                       $465,490      $154,339       $ 2,260         $  723      $622,812
  Operating income (loss) by geographic area                      (4,402)        24,377         1,329            (1)        21,303
  Identifiable assets by geographic area at June 30             1,032,593       168,729         7,678            865     1,209,865
  Long-lived assets by geographic area at June 30                 318,196        38,458         1,515             12       358,181

Fiscal 2000:
  Sales by geographic area                                       $470,984      $160,954       $ 2,762         $  661      $635,361
  Operating income (loss) by geographic area                      (1,440)        24,382           380           (79)        23,243
  Identifiable assets by geographic area at June 30             1,013,100       244,106         9,399            815     1,267,420
  Long-lived assets by geographic area at June 30                 343,151        43,094         2,016          1,839       390,100

Fiscal 1999:
  Sales by geographic area                                       $440,447      $176,315        $  417         $  143      $617,322
  Operating income (loss) by geographic area                     (66,245)        19,989           331             14      (45,911)
  Identifiable assets by geographic area at June 30             1,011,993       306,156        10,176            461     1,328,786
  Long-lived assets by geographic area at June 30                 353,006        47,411         2,695          2,635       405,747

     Export sales are defined as sales by our operations located in the United States to customers in foreign regions. Export sales were as follows:

                                                                             Asia            South
                               Europe         Canada         Japan      (without Japan)     America         Other         Total
                            --------------------------------------------------------------------------------------------------------
Fiscal 2001                      $ 87,303       $ 14,738       $ 8,502         $   3,285        $ 1,911       $ 4,181      $119,920
Fiscal 2000                        42,831         16,621         8,568             3,031          1,146         4,947        77,144
Fiscal 1999                        42,891         12,460        14,147             6,337          3,556        14,694        94,085

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table of quarterly financial data has been prepared from our financial records, without audit, and reflects all adjustments which are, in the opinion of our management, necessary for a fair presentation of the results of operations for the interim periods presented.

Fiscal 2001 quarters ended                                                  Oct. 1         Dec. 31        April 1        June 30
                                                                        ------------------------------------------------------------
Net sales                                                                     $148,367        $148,100       $162,358       $163,987
Gross profit                                                                    34,776          39,055         42,487         40,133
Net earnings (loss)                                                            (5,445)         (6,639)        (3,492)            576
    per basic share                                                             (0.22)          (0.26)         (0.14)           0.02
    per diluted share                                                           (0.22)          (0.26)         (0.14)           0.02
Market price range of Class A Stock:
High                                                                              7.50            7.00           6.64           7.74
Low                                                                               4.69            4.63           4.91           4.33
Close                                                                             6.44            5.50           4.92           7.01

Fiscal 2000 quarters ended                                                  Oct. 3         Jan. 2         April 2        June 30
                                                                        ------------------------------------------------------------
 Net sales                                                                    $164,509        $152,244       $158,029       $160,579
 Gross profit                                                                   43,147          37,872         40,502         41,817
 Earnings (loss) from continuing operations                                     18,110         (7,080)          2,622          8,112
    per basic share                                                               0.73          (0.28)           0.10           0.32
    per diluted share                                                             0.72          (0.28)           0.10           0.32
Loss from disposal of discontinued operations, net                                   -               -              -       (12,006)
    Per basic share                                                                  -               -              -         (0.48)
    Per diluted share                                                                -               -              -         (0.48)
Net earnings (loss)                                                             18,110         (7,080)          2,622        (3,894)
    Per basic share                                                               0.73          (0.28)           0.10         (0.16)
    per diluted share                                                             0.72          (0.28)           0.10         (0.16)
Market price range of Class A Stock:
High                                                                          12 15/16         10 3/16         9 7/16              8
Low                                                                              8 3/8         6 13/16          4 1/2          4 1/8
Close                                                                            9 3/4          9 1/16        6 13/16          4 7/8

     Loss on disposal of discontinued operations includes losses of $12,006 in the fourth quarter of fiscal 2000, resulting from the disposal of Fairchild Technologies.

22.  CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

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


                       CONSOLIDATING STATEMENT OF EARNINGS
                        FOR THE YEAR ENDED JUNE 30, 2001

                                                              Parent                        Non                         Fairchild
                                                             Company      Guarantors     Guarantors    Eliminations     Historical
                                                           -------------  ------------  ------------- ---------------  -------------
Net Sales                                                       $     -    $  474,653    $   160,894   $    (12,735)      $ 622,812

Costs and expenses
Cost of sales                                                         -       365,506        113,590        (12,735)        466,361
Selling, general & administrative                                 6,559        94,522         21,561               -        122,642
Amortization of goodwill                                            808        10,704            994               -         12,506
                                                           -------------  ------------  ------------- ---------------  -------------
                                                                  7,367       470,732        136,145        (12,735)        601,509
                                                           -------------  ------------  ------------- ---------------  -------------
Operating income (loss)                                         (7,367)         3,921         24,749               -         21,303

Net interest expense (including intercompany)                  (10,831)        57,904          8,643               -         55,716
Investment (income) loss, net                                   (2,995)         1,534        (6,906)               -        (8,367)
Intercompany dividends                                                -           500              2           (502)              -
Fair market value adjustment of interest rate contract            5,610             -              -               -          5,610
                                                           -------------  ------------  ------------- ---------------  -------------
Earnings (loss) before taxes                                        849      (56,017)         23,010             502       (31,656)
Income tax (provision) benefit                                  (1,394)        38,149       (20,209)               -         16,546
Equity in earnings of affiliates and subsidiaries              (14,455)           169              -          14,396            110
                                                           -------------  ------------  ------------- ---------------  -------------
Net earnings (loss)                                         $  (15,000)    $ (17,699)    $     2,801   $      14,898    $  (15,000)
                                                           =============  ============  ============= ===============  =============

                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2001

                                                              Parent                         Non                        Fairchild
                                                             Company      Guarantors     Guarantors    Eliminations     Historical
                                                           -------------  ------------  -------------- --------------  -------------
Cash                                                        $       562   $     6,546    $      7,483   $          -      $  14,951
Marketable securities                                                71         3,034               -              -          3,105
Accounts Receivable (including intercompany), less
allowances                                                        2,336       628,104          84,599      (593,336)        121,703
Inventory, net                                                        -       144,157          44,830              -        188,987
Prepaid and other current assets                                    287        22,134           7,198         32,544         62,163
                                                           -------------  ------------  -------------- --------------  -------------
Total current assets                                              3,256       803,975         144,470      (560,792)        390,909

Investment in Subsidiaries                                      880,945             -               -      (880,945)              -
Net fixed assets                                                    501       112,969          35,638              -        149,108
Net assets held for sale                                              -        17,999               -              -         17,999
Net noncurrent assets of discontinued operations                      -             -               -              -              -
Investments in affiliates                                            93         2,720               -              -          2,813
Goodwill                                                         15,720       370,440          32,989              -        419,149
Deferred loan costs                                              11,944            20             952              -         12,916
Prepaid pension assets                                                -        65,249               -              -         65,249
Real estate investment                                                -             -         110,505              -        110,505
Long-term investments                                             1,205         3,626           3,436          (488)          7,779
Other assets                                                      2,607         1,335             786         28,710         33,438
                                                           -------------  ------------  -------------- --------------  -------------
Total assets                                                $   916,271    $1,378,333    $    328,776   $(1,413,515)    $ 1,209,865
                                                           =============  ============  ============== ==============  =============

Bank notes payable & current maturities of debt             $     2,250    $    1,632    $     22,646   $          -    $    26,528
Accounts payable (including intercompany)                            20       778,541         230,934      (951,870)         57,625
Other accrued expenses                                         (54,398)        57,839          30,590         61,254         95,285
Net current liabilities of discontinued operations                    -             -               -              -              -
                                                           -------------  ------------  -------------- --------------  -------------
Total current liabilities                                      (52,128)       838,012         284,170      (890,616)        179,438

Long-term debt, less current maturities                         431,041         5,918          33,571              -        470,530
Fair market value of interest rate contract                       6,422             -               -              -          6,422
Other long-term liabilities                                         405        21,672           3,652              -         25,729
Noncurrent income taxes                                         124,466         (587)             128              -        124,007
Retiree health care liabilities                                       -        37,335           4,551              -         41,886
                                                           -------------  ------------  -------------- --------------  -------------
Total liabilities                                               510,206       902,350         326,072      (890,616)        848,012

Class A common stock                                              3,034             -               -              -          3,034
Class B common stock                                                262             -               -              -            262
Notes due from stockholders                                       (430)       (1,338)               -              -        (1,768)
Paid-in-capital                                                 232,820       478,207          83,513      (561,720)        232,820
Retained earnings                                               246,788        25,623        (64,932)         39,309        246,788
Cumulative other comprehensive income                             (334)      (26,509)        (15,877)              -       (42,720)
Treasury stock, at cost                                        (76,075)             -               -          (488)       (76,563)
                                                           -------------  ------------  -------------- --------------  -------------
Total stockholders' equity                                      406,065       475,983           2,704      (522,899)        361,853
                                                           -------------  ------------  -------------- --------------  -------------
Total liabilities & stockholders' equity                    $   916,271    $1,378,333    $    328,776   $(1,413,515)    $ 1,209,865
                                                           ============= ============= =============== ==============  =============


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2001

                                                              Parent                         Non                         Fairchild
                                                              Company      Guarantors     Guarantors    Eliminations     Historical
                                                           -------------  ------------  -------------- ---------------  ------------
 Cash Flows from Operating Activities:
 Net earnings (loss)                                        $  (15,000)    $ (17,699)    $      2,801   $      14,898    $ (15,000)
 Depreciation & amortization                                        885        32,243          10,604               -        43,732
 Accretion of discount on long-term liabilities                     (1)         6,288           1,577               -         7,864
 Amortization of deferred loan fees                               1,414             3             454               -         1,871
 Unrealized holding (gain) loss on derivatives                    6,422             -               -               -         6,422
 (Gain) loss on sale of PP&E                                          -         1,802           2,357               -         4,159
 Undistributed (distributed) earnings of affiliates                  59         (169)               -               -         (110)
 Change in assets and liabilities                              (14,670)      (37,858)        (21,049)        (14,898)      (88,475)
                                                           -------------  ------------  -------------- ---------------  ------------
 Net cash (used for) provided by operating activities          (20,891)      (15,390)         (3,256)               -      (39,537)

 Cash Flows from Investing Activities:
 Proceeds received from (used for):
    Purchase of PP&E                                              (106)      (11,643)         (4,635)               -      (16,384)
    Investment securities, net                                        -        16,447               -               -        16,447
 Sale of PP&E                                                        14         4,459             155               -         4,628
    Equity investment in affiliates                                 477             -               -               -           477
 Change in real estate investment                                     -             -         (2,566)               -       (2,566)
 Change in net assets held for sale                                   -         1,491               -               -         1,491
                                                           -------------  ------------  -------------- ---------------  ------------
 Net cash (used for) provided by investing activities               385        10,754         (7,046)               -         4,093

 Cash Flows from Financing Activities:
 Proceeds from issuance of debt                                 146,974             -          21,187               -       168,161
 Debt repayments, net                                         (126,624)      (11,891)        (14,901)               -     (153,416)
 Issuance of Class A common stock                                   592             -               -               -           592
 Loans to stockholders                                               91             9               -               -           100
                                                           -------------  ------------  -------------- ---------------  ------------
 Net cash (used for) provided by financing activities            21,033      (11,882)           6,286               -        15,437
 Effect of exchange rate changes on cash                              -             -           (832)               -         (832)
                                                           -------------  ------------  -------------- ---------------  ------------
 Net change in cash                                                 527      (16,518)         (4,848)               -      (20,839)
 Cash, beginning of the year                                         35        23,064          12,691               -        35,790
                                                           -------------  ------------  -------------- ---------------  ------------
 Cash, end of the year                                          $   562      $  6,546       $   7,843         $     -      $ 14,951
                                                           =============  ============  ============== ===============  ============


                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2000
                                                              Parent                        Non                          Fairchild
                                                             Company      Guarantors     Guarantors    Eliminations     Historical
                                                           ------------- -------------- -------------  --------------  -------------
Cash                                                        $        35   $     23,063   $    12,692    $          -    $     35,790
Short-term investments                                               71          8,983             -               -           9,054
Accounts Receivable (including intercompany), less
   Allowances                                                     2,079         82,054        43,097               -         127,230
Inventory, net                                                        -        130,634        49,225               -         179,859
Prepaid and other current assets                                    141         67,624         6,466        (18,920)          55,311
                                                           ------------- -------------- -------------  --------------  -------------
Total current assets                                              2,326        312,358       111,480        (18,920)         407,244

Investment in Subsidiaries                                      869,958              -             -       (869,958)               -
Net fixed assets                                                    493        131,029        42,615               -         174,137
Net assets held for sale                                              -         20,112             -               -          20,112
Investments and advances in affiliates                              945          2,293             -               -           3,238
Goodwill                                                         16,528        385,156        34,758               -         436,442
Deferred loan costs                                              13,284             24         1,406               -          14,714
Prepaid pension assets                                                -         64,418             -               -          64,418
Real estate investment                                                -              -       112,572               -         112,572
Long-term investments                                               355          9,729             -               -          10,084
Other assets                                                     17,592       (13,418)         1,365          18,920          24,459
                                                           ------------- -------------- -------------  --------------  -------------
Total assets                                                   $921,481      $ 911,701     $ 304,196      $(869,958)      $1,267,420
                                                           ============= ============== =============  ==============  =============

Bank notes payable & current maturities of debt                $  2,250       $  2,194      $ 24,150         $     -       $  28,594
Accounts payable (including intercompany)                         2,954         46,105        13,435               -          62,494
Other accrued expenses                                         (42,778)        129,106        36,113               -         122,441
                                                           ------------- -------------- -------------  --------------  -------------
Total current liabilities                                      (37,574)        177,405        73,698               -         213,529

Long-term debt, less current maturities                         410,691          8,242        34,786               -         453,719
Other long-term liabilities                                         405         19,839         6,474               -          26,718
Noncurrent income taxes                                         145,847       (17,525)           193               -         128,515
Retiree health care liabilities                                       -         38,196         4,607               -          42,803
Minority interest in subsidiaries                                     -              -            23               -              23
                                                           ------------- -------------- -------------  --------------  -------------
Total liabilities                                               519,369        226,157       119,781               -         865,307

Class A common stock                                              3,008              -         2,090         (2,090)           3,008
Class B common stock                                                262              -             -               -             262
Notes due from stockholders                                       (520)        (1,347)             -               -         (1,867)
Paid-in-capital                                                   5,158        226,032       249,301       (249,301)         231,190
Retained earnings                                               469,270        469,183      (58,098)       (618,567)         261,788
Cumulative other comprehensive income                              (46)        (7,838)       (8,878)               -        (16,762)
Treasury stock, at cost                                        (75,020)          (486)             -               -        (75,506)
                                                           ------------- -------------- -------------  --------------  -------------
Total stockholders' equity                                      402,112        685,544       184,415       (869,958)         402,113
                                                           ------------- -------------- -------------  --------------  -------------
Total liabilities & stockholders' equity                       $921,481      $ 911,701     $ 304,196      $(869,958)      $1,267,420
                                                           ============= ============== =============  ==============  =============

                       CONSOLIDATING STATEMENT OF EARNINGS
                        FOR THE YEAR ENDED JUNE 30, 2000

                                                              Parent                        Non                          Fairchild
                                                             Company      Guarantors     Guarantors    Eliminations     Historical
                                                           ------------- -------------- -------------  --------------  -------------
Net Sales                                                   $         -   $    470,595   $   166,558    $    (1,792)    $    635,361
Costs and expenses:
Cost of sales                                                         -        355,643       118,172         (1,792)         472,023
Selling, general & administrative                                 6,175         91,305        21,463               -         118,943
Restructuring                                                         -          8,578             -               -           8,578
Amortization of goodwill                                            808         10,745         1,021               -          12,574
                                                           ------------- -------------- -------------  --------------  -------------
                                                                  6,983        466,271       140,656         (1,792)         612,118
                                                           ------------- -------------- -------------  --------------  -------------
Operating income (loss)                                         (6,983)          4,324        25,902               -          23,243

Net interest expense (income)                                    42,347        (7,512)         9,257               -          44,092
Investment income, net                                              (6)        (9,929)             -               -         (9,935)
Nonrecurring income on disposition of subsidiary                      -              -      (28,625)               -        (28,625)
                                                           ------------- -------------- -------------  --------------  -------------
Earnings (loss) before taxes                                   (49,324)         21,765        45,270               -          17,711
Income tax (provision) benefit                                    6,343          (238)       (1,706)               -           4,399
Equity in earnings of affiliates and subsidiaries                52,739              -             -        (53,086)           (347)
                                                           ------------- -------------- -------------  --------------  -------------
Earnings (loss) from continuing operations                        9,758         21,527        43,564        (53,086)          21,763
Earnings (loss) from disposal of discontinued operations              -              -      (12,005)               -        (12,005)
                                                           ------------- -------------- -------------  --------------  -------------
Net earnings (loss)                                             $ 9,758      $  21,527      $ 31,559      $ (53,086)       $   9,758
                                                           ============= ============== =============  ==============  =============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000

                                                              Parent                         Non                          Fairchild
                                                             Company       Guarantors    Guarantors     Eliminations     Historical
                                                           -------------  ------------- --------------  --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                        $     9,758     $   21,527    $    31,559     $  (53,086)     $     9,758
Depreciation and amortization                                      931         32,350          8,540               -          41,821
Accretion of discount on long-term liabilities                       -           (73)            139               -              66
Deferred loan fee amortization                                   1,075              2            123               -           1,200
(Gain) loss on sale of property, plant and equipment                 -        (2,207)            243               -         (1,964)
Gain on sale of investments                                          -        (9,206)              -               -         (9,206)
Undistributed loss (earnings) of affiliates, net                     -            372              -               -             372
(Gain) on sale of affiliate investments and divestiture
of subsidiary                                                        -              -       (28,625)               -        (28,625)
Change in assets and liabilities                                58,562      (124,976)       (53,815)          53,086        (67,143)
Non-cash charges and working capital changes of
  discontinued operations                                            -              -       (13,351)               -        (13,351)
                                                           -------------  ------------- --------------  --------------  ------------
Net cash (used for) provided by operating activities            70,326       (82,211)       (55,187)               -        (67,072)
                                                           -------------  ------------- --------------  --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from investments                               -         14,655              -               -          14,655
Purchase of property, plant and equipment                          (5)       (19,321)        (8,013)               -        (27,339)
 Proceeds from sale of property, plant and equipment                 -         12,693              -               -          12,693
Net proceeds from divestiture of subsidiaries                        -         57,000         51,792               -         108,792
Net proceeds from sale of affiliate investments                                                                                    -
Proceeds from net assets held for sale                               -          4,672              -               -           4,672
Real estate investment                                               -              -       (27,712)               -        (27,712)
Equity investment in affiliates                                      -        (2,489)              -               -         (2,489)
Investing activities of discontinued operations                      -              -          7,100               -           7,100
                                                           -------------  ------------- --------------  --------------  ------------
Net cash provided by (used for) investing activities               (5)         67,210         23,167               -          90,372
                                                           -------------  ------------- --------------  --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                  52,200        111,569         43,105               -         206,874
Debt repayments                                              (122,359)      (113,465)       (10,436)               -       (246,260)
Loans to Stockholders                                            (520)        (1,347)              -               -         (1,867)
Issuance of Class A common stock                                   366              -              -               -             366
Purchase of treasury stock                                           -          (486)              -               -           (486)
                                                           -------------  ------------- --------------  --------------  ------------
Net cash provided by (used for) financing activities          (70,313)        (3,729)         32,669               -        (41,373)
                                                           -------------  ------------- --------------  --------------  ------------
Effect of exchange rate changes on cash                              -              -          (997)               -           (997)
                                                           -------------  ------------- --------------  --------------  ------------
Net change in cash and cash equivalents                              8       (18,730)          (348)               -        (19,070)
                                                           -------------  ------------- --------------  --------------  ------------
Cash and cash equivalents, beginning of the year                    27         41,793         13,040               -          54,860
                                                           -------------  ------------- --------------  --------------  ------------
Cash and cash equivalents, end of the period                $       35     $   23,063    $    12,692     $         -     $    35,790
                                                           -------------  ------------- --------------  --------------  ------------

                       CONSOLIDATING STATEMENT OF EARNINGS
                        FOR THE YEAR ENDED JUNE 30, 1999
                                               Parent                                Non                                Fairchild
                                              Company          Guarantors         Guarantors        Eliminations       Historical
  Net Sales                                        $     -        $  448,495         $  169,720          $    (893)       $ 617,322
  Costs and expenses
     Cost of sales                                       -           381,912            123,874               (893)         504,893
     Selling, general & administrative               8,114           113,167             24,168                   -         145,449
     Restructuring                                       -             6,374                  -                   -           6,374
     Amortization of goodwill                          248             5,228              1,041                   -           6,517
                                          -----------------  ----------------  -----------------  ------------------  --------------
                                                     8,362           506,681            149,083               (893)         663,233
                                          -----------------  ----------------  -----------------  ------------------  --------------
     Operating income (loss)                       (8,362)          (58,186)             20,637                   -        (45,911)

  Net interest expense (income)                     27,130           (4,283)              7,499                   -          30,346
  Investment (income) loss, net                          -          (39,800)                  -                   -        (39,800)
                                          -----------------  ----------------  -----------------  ------------------  --------------
  Earnings (loss) before taxes                    (35,492)          (14,103)             13,138                   -        (36,457)
  Income tax (provision) benefit                    21,481           (6,936)            (1,300)                   -          13,245
  Equity in earnings of
     Affiliates and subsidiaries                  (44,998)             (516)              1,344              45,965           1,795
  Minority interest                                      -           (2,090)                  -                   -         (2,090)
                                          -----------------  ----------------  -----------------  ------------------  --------------
  Earnings (loss) from continuing
      Operations                                  (59,009)          (23,645)             13,182              45,965        (23,507)
  Earnings (loss) from disposal of
     Discontinued operations                             -                 -           (31,349)                   -        (31,349)
  Extraordinary items                                    -           (4,153)                  -                   -         (4,153)
                                          -----------------  ----------------  -----------------  ------------------  --------------
  Net earnings (loss)                           $ (59,009)       $  (27,798)        $  (18,167)          $   45,965      $ (59,009)
                                          =================  ================  =================  ==================  ==============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1999
                                                      Parent                               Non                             Fairchild
                                                      Company         Guarantors       Guarantors       Eliminations      Historical
Cash Flows from Operating Activities:
Net earnings (loss)                                $  (59,009)      $  (27,798)       $  (18,167)       $   45,965       $  (59,009)
Depreciation & amortization                                127           17,610             7,920                -            25,657
Amortization of deferred loan fees                       1,100                -                 -                -             1,100
Accretion of discount on long-term liabilities           5,270                -                 -                -             5,270
Extraordinary items net of cash paid                         -            6,389                 -                -             6,389
Provision for restructuring                                  -            3,774                 -                -             3,774
Loss on sale of PP&E                                         -              307                93                -               400
Distributed earnings of affiliates                           -            1,460             1,973                -             3,433
Minority interest                                            -            2,826             (736)                -             2,090
Change in assets and liabilities                        15,030           52,898           (3,058)         (45,965)            18,905
Non-cash charges and working capital changes
    Of discontinued operations                               -                -            15,259                -            15,259
                                                  ----------------  ---------------  ----------------  ---------------  ------------
Net cash (used for) provided by operating
    Activities                                        (37,482)           57,466             3,284                -            23,268
                                                  ----------------  ---------------  ----------------  ---------------  ------------
Cash Flows from Investing Activities:
Proceeds received from investment securities                 -          189,379                 -                -           189,379
Purchase of PP&E                                          (61)         (19,162)          (10,919)                -          (30,142)
Proceeds from sale of PP&E                                   -              656               188                -               844
Equity investment in affiliates                            630          (8,308)                 -                -           (7,678)
Gross proceeds from divestiture of subsidiary                -           60,396                 -                -            60,396
Acquisition of subsidiaries, net of cash acquired    (221,467)         (45,287)           (7,673)                -         (274,427)
Change in real estate investment                             -                -          (40,351)                -          (40,351)
Change in net assets held for sale                           -            3,134                 -                -             3,134
Investing activities of discontinued operations              -                -             (312)                -             (312)
                                                  ----------------  ---------------  ----------------  ---------------  ------------
Net cash (used for) provided by investing
   Activities                                        (220,898)          180,808          (59,067)                -          (99,157)
                                                  ----------------  ---------------  ----------------  ---------------  ------------
Cash Flows from Financing Activities:

Proceeds from issuance of debt                         483,100          (3,241)             3,363                -           483,222
Debt repayment (including intercompany), net         (225,000)        (213,187)            58,104                -         (380,083)
Issuance of Class A common stock                           126            (126)                 -                -                 -
Proceeds from exercised stock options                      181                -                 -                -               181
Purchase of treasury stock                                   -         (22,102)                 -                -          (22,102)
                                                  ----------------  ---------------  ----------------  ---------------  ------------
Net cash (used for) provided by financing
   Activities                                          258,407        (238,656)            61,467                -            81,218
                                                  ----------------  ---------------  ----------------  ---------------  ------------
Exchange rate effect on cash                                 -                -              (70)                -              (70)
                                                  ----------------  ---------------  ----------------  ---------------  ------------
Net change in cash and cash equivalents                     27            (382)             5,614                -             5,259
Cash, beginning of the year                                  -           42,175             7,426                -            49,601
                                                  ----------------  ---------------  ----------------  ---------------  ------------
Cash, end of the year                                 $     27       $   41,793        $   13,040         $      -        $   54,860
                                                  ================  ===============  ================  ===============  ============

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 5.  OTHER INFORMATION

     Articles have appeared in the French press reporting an inquiry by a French magistrate into allegedly improper business transactions involving Elf Acquitaine, a French petroleum company, its former chairman and various third parties. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Steiner and that petroleum company. In response to the magistrate's request, Mr. Steiner has submitted written statements concerning the transactions and appeared in person, in France, before the magistrate and others. The magistrate put Mr. Steiner under examination (mis en examen) with respect to this matter and imposed a surety (caution) of ten million French Francs which has been paid. Mr. Steiner has not been charged.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is incorporated herein by reference from the 2001 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the 2001 Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)(1) Financial Statements.

     All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K (see index on Page 15).

(a)(2) Financial Statement Schedules and Report of Independent Public
       Accountants.


Schedule Number           Description                                     Page
---------------   -------------------------------------------             -----

    I             Condensed Financial Information of Parent Company         69

    II            Valuation and Qualifying Accounts                         73


     All other schedules are omitted because they are not required.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            THE FAIRCHILD CORPORATION
              CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                        BALANCE SHEETS (NOT CONSOLIDATED)
                                 (In thousands)
                                                                             June 30,             June 30,
                                                                               2001                 2000
                                                                        -------------------  -------------------
                                ASSETS
Current assets:
Cash and cash equivalents                                                 $            562           $       35
Marketable Securities                                                                   71                   71
Accounts receivable                                                                  2,336                2,079
Inventory                                                                                -                    -
Prepaid expenses and other current assets                                           61,541               49,322
                                                                        -------------------  -------------------
Total current assets                                                                64,510               51,507
Property, plant and equipment, less accumulated depreciation                           501                  493
Investments in subsidiaries                                                        880,945              869,958
Investments and advances, affiliated companies                                          93                  945
Goodwill                                                                            15,720               16,528
Noncurrent tax assets                                                                    -                    -
Deferred loan fees                                                                  11,944               13,284
Investments                                                                          1,205                  355
Other assets                                                                         2,607               17,592
                                                                        -------------------  -------------------
Total assets                                                                   $   977,525         $    970,662
                                                                        ===================  ===================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                                                  $     2,250         $      2,250
Accounts payable                                                                        20                2,954
Other Accrued Expenses                                                               6,856                6,403
                                                                        -------------------  -------------------
Total current liabilities                                                            9,126               11,607

Long-term debt                                                                     431,041              410,691
Noncurrent income taxes                                                            124,465              145,847
Other long-term liabilities                                                          6,827                  405
                                                                        -------------------  -------------------
Total liabilities                                                                  571,459              568,550
Stockholders' equity:
Class A common stock                                                                 3,034                3,008
Class B common stock                                                                   262                  262
Notes due from Stockholders                                                          (429)                (520)
Treasury Stock                                                                    (76,075)             (75,020)
Cumulative Comp Inc                                                                  (334)                 (46)
APIC                                                                                 6,788                5,158
Retained earnings                                                                  472,820              469,270
                                                                        -------------------  -------------------
Total stockholders' equity                                                         406,066              402,112
                                                                        -------------------  -------------------
Total liabilities and stockholders' equity                                     $   977,525         $    970,662
                                                                        ===================  ===================

The accompanying notes are an integral part of these condensed financial statements.

                                                                                                                 Schedule I

                            THE FAIRCHILD CORPORATION
              CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                    STATEMENT OF EARNINGS (NOT CONSOLIDATED)
                                 (In thousands)

                                                                            For the Year Ended June 30,
                                                                -----------------------------------------------------
                                                                     2001              2000               1999
                                                                -----------------------------------------------------
Costs and Expenses:
Selling, general & administrative                                    $   6,560          $   6,175          $   8,114
Amortization of goodwill                                                   808                808                248
                                                                -----------------------------------------------------
                                                                         7,368              6,983              8,362

Operating loss                                                         (7,368)            (6,983)            (8,362)

Net interest income (expense)                                           10,831           (42,347)           (27,130)
Investment income, net                                                   2,995                  6                  -
FMV adj. of Interest Rate Contract                                     (5,610)                  -                  -
Equity in earnings of affiliates                                           110              (347)                967
                                                                -----------------------------------------------------
Loss from continuing operations before taxes                               958           (49,671)           (34,525)

Income tax provision (benefit)                                           1,394            (6,343)           (21,481)
                                                                -----------------------------------------------------
Loss before equity in earnings (loss) of subsidiaries                    (436)           (43,328)           (13,044)

Equity in earnings (loss) of subsidiaries                             (14,565)             53,086           (45,965)
                                                                -----------------------------------------------------
Net earnings (loss)                                                $  (15,001)          $   9,758        $  (59,009)
                                                                =====================================================

The accompanying notes are an integral part of these condensed financial statements.

                                                                                                                 Schedule I
                            THE FAIRCHILD CORPORATION
              CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                   STATEMENT OF CASH FLOWS (NOT CONSOLIDATED)
                                 (In thousands)


                                                                                    For the Years Ended June 30,
                                                                        -----------------------------------------------------
                                                                             2001              2000               1999
                                                                        ----------------  ----------------   ----------------

Cash provided by (used for) operations                                   $   (20,891)      $    70,326        $   (37,482)

Investing activities:
Acquisition of subsidiaries                                                        --               --           (221,467)
Purchase of PP&E                                                                 (92)              (5)                (61)
Equity investments in affiliates                                                  477               --                 630
Other                                                                              --               --                  --
                                                                        ----------------  ----------------   ----------------
                                                                                  385              (5)           (220,898)
Financing activities:
Proceeds from issuance of debt, including intercompany                        146,974           52,200             483,100
Debt repayments                                                             (126,624)        (122,359)           (225,000)
Issuance of common stock                                                          592              366                 307
Other                                                                              91            (520)                  --
                                                                        ----------------  ----------------   ----------------
                                                                               21,033         (70,313)             258,407
                                                                        ----------------  ----------------   ----------------
Net increase (decrease) in cash                                           $       527       $        8         $        27
                                                                        ================  ================   ================




The accompanying notes are an integral part of these condensed financial statements.

                                                                     Schedule I

                            THE FAIRCHILD CORPORATION
              CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                NOTES TO FINANCIAL STATEMENTS (NOT CONSOLIDATED)
                                 (In thousands)

1.  BASIS OF PRESENTATION

     In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, our financial statements are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

2. LONG-TERM DEBT

                                                                           June 30,           June 30,
                                                                             2001               2000
                                                                      -------------------  ----------------
    Bank Credit Agreement                                                      $ 208,291         $ 187,941
    10 3/4% Senior subordinated Notes Due 2009                                   225,000           225,000
                                                                      -------------------  ----------------
    Total Debt                                                                   433,291           412,941
                                                                      ===================  ================
    Less: Current Maturities                                                     (2,250)           (2,250)
                                                                      -------------------  ----------------
    Total Long-Term Debt                                                       $ 431,041         $ 410,691
                                                                      ===================  ================

     Long-term debt maturing over the next five years is as follows: $2,250 in 2002, $2,250 in 2003, $2,250 in 2004, $44,250 in 2005, and $2,250 in 2006.

3. DIVIDENDS FROM SUBSIDIARIES

     Cash dividends paid to The Fairchild Corporation by its consolidated subsidiaries were $47,742 and $42,100 in 2000, and 1999, respectively. In 1999, The Fairchild Corporation received from its subsidiaries, dividends of its stock with a fair market value of $22,102 and Banner Aerospace's stock with a fair market value of $187,424.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Changes in the allowance for doubtful accounts are as follows:

                                                                     For the Years Ended June 30,
                                                          ---------------------------------------------------
                                                               2001             2000               1999
                                                          ---------------   --------------    ---------------
 Beginning balance                                               $ 9,598          $ 6,442            $ 5,655
 Charges to cost and expenses                                      3,184            2,377              3,426
 Charges to other accounts (a)                                     (477)            1,671            (2,940)
 Acquired companies                                                    -                -                616

 Amounts written off                                             (5,354)            (892)              (315)
                                                          ---------------   --------------    ---------------
 Ending Balance                                                  $ 6,951          $ 9,598            $ 6,442
                                                          ===============   ==============    ===============

(a) Recoveries of amounts written off in prior periods and the effect of foreign currency translation. Fiscal 1999 includes a reduction of $2,722 relating to the assets disposed of as a result of the disposition of Solair.

(a)(3)  Exhibits.
A. Articles of Incorporation, Bylaws, and Instruments Defining Rights of Securities
3.1 Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit "C" of Registrant's Proxy Statement dated October 27, 1989).
*3.2 Certificate of Amendment to Registrant's Certificate of Incorporation, dated November 16, 1990, changing name from Banner Industries, Inc. to The Fairchild Corporation.

3.3 Registrant's Amended and Restated By-Laws, as amended as of November 21, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996).
3.4 Amendment to the Company's By-Laws, dated as of February 12, 1999 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

3.5 Amendment to the Company's By-Laws, dated February 17, 2000, together with Charter for the Board's Audit Committee, adopted on February 17, 2000 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000).

3.6      Amendment to the Company's Charter of the Audit Committee, dated
         May 10, 2001.

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

B.       Material Contracts

B1.      (Stock Option Plans)

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

10.7 Amendment to the Stock Option Deferral Plan, dated June 28, 2000 (for the purpose of making an equitable adjustment in connection with the spin off of Fairchild Bermuda and the receipt of Global Sources shares) (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.8 Amendment dated May 21, 1999, amending the 1996 Non-Employee Directors Stock Option Plan (for the purpose of allowing deferral of gain upon exercise of stock options) (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.9 2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix 2 of Registrant's Proxy Statement dated October 10, 2000).

10.10 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix 1 of Registrant's Proxy Statement dated October 10, 2000).

B2.      (Employee Agreements)

10.11 Amended and Restated Employment Agreement between Registrant and Jeffrey J. Steiner dated September 10, 1992 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

*10.12 Employment Agreement between Banner Aerospace, Inc. and Jeffrey J. Steiner, dated September 9, 1992.

*10.13 Restated and Amended Service Agreement between Fairchild Switzerland, Inc. and Jeffrey J. Steiner, dated April 1, 2001.

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

10.17 Officer Loan Program, dated as of February 5, 1999, lending up to $750,000 to officers for the purchase of Company Stock (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.18 Director and Officer Loan Program, dated as of August 12, 1999, lending up to $2,000,000 to officers and directors for the purchase of Company Stock (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.19 Employment Agreement between Eric Steiner and The Fairchild Corporation, dated as of August 1, 2000 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.20 Employment Agreement between Banner Aerospace, Inc. and Warren D. Persavich (together with Amendment No. 1 to such Agreement) (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

B3.      (Credit Agreements)

B3.1.     Fairchild Corporation Credit Agreement:

10.21 Credit Agreement dated as of April 20, 1999, among The Fairchild Corporation (as Borrower), Citicorp. USA, Inc. and certain financial institutions (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.22 Amendment No. 1, dated as of November 29, 1999 to the Credit Agreement dated as of April 20, 1999 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 2, 2000).

10.23 Amendment No. 2, dated as of March 10, 2000 to the Credit Agreement dated as of April 20, 1999 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000).

B3.2.    Warthog, Inc. Credit Agreement:

10.24 Mortgage and Security Agreement with Morgan Guaranty Trust Company of New York dated March 23, 2000 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000).

B3.3.     Interest Rate Hedge Agreements:

10.25 ISDA Master (Swap) Agreement between Registrant and Citibank, N.A. dated as of October 30, 1997 (incorporated by reference to Exhibit
         10.36 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).

*10.26 Amendment No. 1 dated as of August 7, 1998, to the ISDA Master (Swap) Agreement between Registrant and Citibank, N.A. dated as of October 30, 1997.

*10.27   Confirmation Letter dated as of January 16, 1998, to the ISDA Master
         (Swap) Agreement between Registrant and Citibank, N.A. dated as of October 30, 1997.

B4.       (Warrants to Steiner Affiliate):

10.28 Form Warrant Agreement (including form of Warrant) issued by the Company to Drexel Burnham Lambert on March 13, 1986, subsequently purchased by Jeffrey Steiner, subsequently assigned to Stinbes Limited (an affiliate of Jeffrey Steiner) and subsequently assigned to The Steiner Group, LLC (an affiliate of Jeffrey Steiner), for the purchase of Class A or Class B Common Stock (incorporated herein by reference to
         Exhibit 4(c) of the Company's Registration Statement No. 33-3521 on Form S-2). (Referred to as the "Steiner Warrant")


10.29 Form Warrant Agreement issued to Stinbes Limited (subsequently assigned to The Steiner Group, LLC) dated as of September 26, 1997, effective retroactively as of February 21, 1997 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).

10.30 Extension of Warrant Agreement between Registrant and Stinbes Limited (subsequently assigned to The Steiner Group, LLC) for 375,000 shares of Class A or Class B Common Stock dated as of September 26, 1997, effective retroactively as of February 21, 1997 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).
10.31 Amendment of Warrant Agreement dated February 9, 1998, between the Registrant and Stinbes Limited (subsequently assigned to The Steiner Group, LLC) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.32 Amended Warrant Agreement dated December 28, 1998, effective retroactively as of September 17, 1998, between Registrant and Stinbes Limited (subsequently assigned to The Steiner Group, LLC) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1999).

B5.      (Other Material Contracts):

10.33 Share Purchase Agreement dated as of July 27, 1999 between a Company subsidiary and Jeffrey Steiner (as Sellers) and American National Can Group, Inc. (as Buyer), for the sale of all stock of Nacanco Paketleme A.S. owned by the Sellers (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.34 Asset Purchase Agreement dated as of October 22, 1999, among The Fairchild Corporation, Banner Aerospace, Inc., Dallas Aerospace, Inc., and United Technologies Corporation, acting through its Pratt & Whitney Division (incorporated by reference to the Registrant's Report on Form 8-K dated December 13, 1999).

(a)(3) Exhibits (continued)

Other Exhibits

11. Computation of earnings per share (found at Note 13 in Item 8 to Registrant's Consolidated Financial Statements for the fiscal years ended June 30, 2001, 2000 and 1999).

*22      List of subsidiaries of Registrant.

*23.1  Consent of Arthur Andersen LLP, independent public accountants.
-------------------------

*Filed herewith.

(b) Reports on Form 8-K

We have not filed any reports under Form 8-K during the quarter ended June 30, 2001.

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



Date:  September 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.

By:         JEFFREY J. STEINER    Chairman, Chief Executive   September 21, 2001
    /s/                             Officer and Director
    ------------------------------
            Jeffrey J. Steiner

By:         MELVILLE R. BARLOW          Director              September 21, 2001
    /s/
    -------------------------------
             Melville R. Barlow

By:         MORTIMER M. CAPLIN          Director              September 21, 2001
    /s/
    -------------------------------
             Mortimer M. Caplin

By:            PHILIP DAVID             Director              September 21, 2001
    /s/
    -------------------------------
               Philip David

By:           ROBERT EDWARDS            Director              September 21, 2001
    /s/
    -------------------------------
               Robert Edwards

By:          STEVEN L. GERARD           Director              September 21, 2001
    /s/
    -------------------------------
             Steven L. Gerard

By:          HAROLD J. HARRIS           Director              September 21, 2001
    /s/
    -------------------------------
             Harold J. Harris

By:           DANIEL LEBARD             Director              September 21, 2001
    /s/
    -------------------------------
              Daniel Lebard

By:         HERBERT S. RICHEY           Director              September 21, 2001
    /s/
    --------------------------------
            Herbert S. Richey

By:          ERIC I. STEINER      President, Chief Operating  September 21, 2001
    /s/                              Officer and Director
    --------------------------------
             Eric I. Steiner