Form 10-Q
period 2001-09-30
FAIRCHILD CORP
filed 2001-11-13
CIK 9779

16


--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


 For the Quarterly Period Ended September 30, 2001 Commission File Number 1-6560


                            THE FAIRCHILD CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                     34-0728587
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or organization)

                45025 Aviation Drive, Suite 400, Dulles, VA 20166
                    (Address of principal executive offices)

                                 (703) 478-5800
              (Registrant's telephone number, including area code)


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

                                                        Outstanding at
  Title of Class                                      September 30, 2001
  Class A Common Stock, $0.10 Par Value                   22,527,801
  Class B Common Stock, $0.10 Par Value                    2,621,502


--------------------------------------------------------------------------------

        THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001






                                                                            Page
PART I.FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Balance Sheets as of September 30, 2001
            (Unaudited)and June 30, 2001 ..................................    3

           Consolidated Statements of Earnings (Unaudited) for the Three
           Months ended September 30, 2001 and October 1, 2000 ............    5

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Three Months ended September 30, 2001 and October 1,
           2000 ...........................................................    6

           Notes to Condensed Consolidated Financial Statements (Unaudited)    7

  Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition ........................................   18

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk ......   23


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings ..............................................   25

  Item 5.  Other Information ..............................................   25

  Item 6.  Exhibits and Reports on Form 8-K ...............................   25


     All references in this Quarterly Report on Form 10-Q to the terms "we," "our," "us," the "Company" and "Fairchild" refer to The Fairchild Corporation and its subsidiaries. All references to "fiscal" in connection with a year shall mean the 12 months ended June 30.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                September 30, 2001 (Unaudited) and June 30, 2001
                                 (In thousands)


                                     ASSETS
                                                                                              9/30/01             6/30/01
                                                                                         ------------------   -----------------
CURRENT ASSETS:                                                                                                     (*)
---------------
Cash and cash equivalents, $1,146 and $1,184 restricted                                          $  14,335           $  14,951
Short-term investments                                                                               2,633               3,105
Accounts receivable-trade, less allowances of $7,453 and $6,951                                    129,496             121,703
Inventories:
   Finished goods                                                                                  144,010             146,416
   Work-in-process                                                                                  35,175              30,813
   Raw materials                                                                                    12,246              11,758
                                                                                         ------------------   -----------------
                                                                                                   191,431             188,987
Prepaid expenses and other current assets                                                           65,114              62,163
                                                                                         ------------------   -----------------
Total Current Assets                                                                               403,009             390,909

Property, plant and equipment, net of accumulated
  depreciation of $166,035 and $156,914                                                            146,861             149,108
Net assets held for sale                                                                            13,618              17,999
Goodwill                                                                                           418,455             419,149
Investments and advances, affiliated companies                                                       3,747               2,813
Prepaid pension assets                                                                              65,156              65,249
Deferred loan costs                                                                                 12,431              12,916
Real estate investment                                                                             110,030             110,505
Long-term investments                                                                                7,684               7,779
Other assets                                                                                        20,438              33,438
                                                                                         ------------------   -----------------
TOTAL ASSETS                                                                                   $ 1,201,429         $ 1,209,865
                                                                                         ------------------   -----------------





*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                September 30, 2001 (Unaudited) and June 30, 2001
                                 (In thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                              9/30/01             6/30/01
                                                                                         ------------------   -----------------
CURRENT LIABILITIES:                                                                                                (*)
--------------------
Bank notes payable and current maturities of long-term debt                                      $  25,031           $  26,528
Accounts payable                                                                                    53,081              57,625
Accrued liabilities:
    Salaries, wages and commissions                                                                 33,045              29,894
    Employee benefit plan costs                                                                      5,470               6,421
    Insurance                                                                                       13,177              13,923
    Interest                                                                                        12,641               7,016
    Other accrued liabilities                                                                       37,169              38,031
                                                                                         ------------------   -----------------
Total Current Liabilities                                                                          179,614             179,438

LONG-TERM LIABILITES:
Long-term debt, less current maturities                                                            460,529             470,530
Fair value of interest rate contract                                                                11,671               6,422
Other long-term liabilities                                                                         25,465              25,729
Retiree health care liabilities                                                                     42,605              41,886
Noncurrent income taxes                                                                            110,748             124,007
                                                                                         ------------------   -----------------
TOTAL LIABILITIES                                                                                  830,632             848,012

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; authorized 40,000 shares, 30,335 shares issued and
  22,528 shares outstanding                                                                          3,034               3,034
Class B common stock, $0.10 par value; authorized 20,000
   shares, 2,622 shares issued and outstanding                                                         262                 262
Paid-in capital                                                                                    232,820             232,820
Treasury stock, at cost, 7,807 shares of Class A common stock                                     (76,563)            (76,563)
Retained earnings                                                                                  243,188             246,788
Notes due from stockholders                                                                        (1,768)             (1,768)
Cumulative other comprehensive income                                                             (30,176)            (42,720)
                                                                                         ------------------   -----------------
TOTAL STOCKHOLDERS' EQUITY                                                                         370,797             361,853
                                                                                         ------------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 1,201,429         $ 1,209,865
                                                                                         ------------------   -----------------


*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF
                                 EARNINGS (Unaudited) For The Three (3) Months
                                 Ended September 30, 2001 and October 1, 2000
                                                 (In thousands, except per share data)

REVENUE:                                                                                     09/30/01           10/01/00
                                                                                         ------------------ ------------------
   Net sales                                                                                   $   165,073        $   148,367
   Rental revenue                                                                                    1,733              1,668
   Other income, net                                                                                 1,337                879
                                                                                         ------------------ ------------------
                                                                                                   168,143            150,914
 COSTS AND EXPENSES:
   Cost of goods sold                                                                              124,403            113,591
   Cost of rental revenue                                                                            1,234              1,103
   Selling, general & administrative                                                                31,756             28,790
   Amortization of intangibles                                                                           -              3,134
                                                                                         ------------------ ------------------
                                                                                                   157,393            146,618

 OPERATING INCOME                                                                                   10,750              4,296
 Interest expense                                                                                   12,909             12,983
 Interest income                                                                                     (482)              (524)
                                                                                         ------------------ ------------------
 Net interest expense                                                                               12,427             12,459

 Investment loss                                                                                     (386)              (380)
 Change in fair market value of interest rate contract                                             (5,249)              (470)
                                                                                         ------------------ ------------------
 Loss from continuing operations before taxes                                                      (7,312)            (9,013)
 Income tax benefit                                                                                  3,680              3,574
 Equity in earnings (loss) of affiliates, net                                                           33                (6)
                                                                                         ------------------ ------------------
 NET LOSS                                                                                      $   (3,599)        $   (5,445)
                                                                                         ------------------ ------------------
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                                           12,677            (4,080)
 Derivative adjustments                                                                                 19              (528)
 Unrealized periodic holding changes on securities                                                   (152)              (761)
                                                                                         ------------------ ------------------
 Other comprehensive loss                                                                           12,544            (5,369)
                                                                                         ------------------ ------------------
 COMPREHENSIVE INCOME (LOSS)                                                                    $    8,945        $  (10,814)
                                                                                         ------------------ ------------------
BASIC AND DILUTED EARNINGS PER SHARE:
NET LOSS                                                                                       $    (0.14)        $    (0.22)
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                                             0.50             (0.16)
 Derivative adjustments                                                                                  -             (0.02)
 Unrealized periodic holding changes on securities                                                  (0.01)             (0.03)
                                                                                         ------------------ ------------------
 Other comprehensive loss                                                                             0.49             (0.21)
                                                                                         ------------------ ------------------
 COMPREHENSIVE INCOME (LOSS)                                                                    $     0.35        $    (0.43)
                                                                                         ------------------ ------------------
Weighted average shares outstanding:
  Basic                                                                                             25,149             25,068
                                                                                         ------------------ ------------------
  Diluted                                                                                           25,149             25,068
                                                                                         ------------------ ------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                 FLOWS (Unaudited) For The Three (3) Months
                                 Ended September 30, 2001 and October 1, 2000
                                 (In thousands)


                                                                                              9/30/01            10/1/00
                                                                                         ------------------  -----------------
Cash flows from operating activities:
        Net earnings                                                                             $ (3,599)          $ (5,445)
        Depreciation and amortization                                                                7,511             10,950
        Amortization of deferred loan fees                                                             503                456
        Unrealized holding loss on derivatives                                                       5,249                470
        Undistributed (earnings) loss of affiliates, net                                              (33)                  9
        Change in assets and liabilities                                                           (2,368)           (31,545)
                                                                                         ------------------  -----------------
        Net cash provided by (used for) operating activities                                         7,263           (25,105)
 Cash flows from investing activities:
        Purchase of property, plant and equipment                                                  (4,235)            (3,861)
        Net proceeds received from the sale of property, plant, and equipment                        3,710                  -
        Net proceeds received from (used for) investment securities                                   (53)              4,759
        Real estate investment                                                                       (211)            (1,601)
        Equity investment in affiliates                                                              (394)                  -
        Proceeds received from net assets held for sale                                              4,358              2,211
                                                                                         ------------------  -----------------
        Net cash provided by investing activities                                                    3,175              1,508
 Cash flows from financing activities:
        Proceeds from issuance of debt                                                              35,896             23,453
        Debt repayments                                                                           (47,394)            (2,608)
        Issuance of Class A common stock                                                                 -                194
                                                                                         ------------------  -----------------
        Net cash provided by (used for) financing activities                                      (11,498)             21,039
       Effect of exchange rate changes on cash                                                         444              (416)
                                                                                         ------------------  -----------------
       Net change in cash and cash equivalents                                                       (616)            (2,974)
       Cash and cash equivalents, beginning of the year                                             14,951             35,790
                                                                                         ------------------  -----------------
       Cash and cash equivalents, end of the period                                               $ 14,335           $ 32,816
                                                                                         ------------------  -----------------













The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (In thousands, except share data)

1.       FINANCIAL STATEMENTS

     The consolidated balance sheet as of September 30, 2001, and the consolidated statements of earnings and cash flows for the three months ended September 30, 2001 and October 1, 2000 have been prepared by us, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001, and for all periods presented, have been made. The balance sheet at June 30, 2001 was condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our June 30, 2001 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

2.       EQUITY SECURITIES

     We had 22,527,801 shares of Class A common stock and 2,621,502 shares of Class B common stock outstanding at September 30, 2001. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.

3.       RESTRICTED CASH

     On September 30, 2001 and June 30, 2001, we had restricted cash of $1,146 and $1,184, respectively, all of which is maintained as collateral for certain debt facilities and escrow arrangements.

4.

EARNINGS PER SHARE

     The following table illustrates the computation of basic and diluted earnings per share:

                                                                                              Three Months Ended
                                                                                         ---------------------------------
                                                                                             9/30/01          10/1/00
                                                                                         ----------------  ---------------
Basic earnings per share:
 Loss from continuing operations                                                               $ (3,599)        $ (5,445)
                                                                                         ================  ===============
 Common shares outstanding                                                                        25,149           25,068
                                                                                         ================  ===============
 Basic earnings from continuing operations per share                                            $ (0.14)         $ (0.22)
                                                                                         ================  ===============

Diluted earnings per share:
 Earnings from continuing operations                                                           $ (3,599)        $ (5,445)
                                                                                         ================  ===============
 Common shares outstanding                                                                        25,149           25,068
 Options                                                                                   antidilutive     antidilutive
 Warrants                                                                                  antidilutive     antidilutive
                                                                                         ----------------  ---------------
 Total shares outstanding                                                                         25,149           25,068
                                                                                         ================  ===============
 Diluted earnings from continuing operations per share                                          $ (0.14)         $ (0.22)
                                                                                         ================  ===============

     Stock options entitled to purchase 1,976,226 and 2,283,011 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months ended September 30, 2001 and October 1, 2000, respectively. Stock warrants entitled to purchase 400,000 and 650,000 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months ended September 30, 2001 and October 1, 2000, respectively. These shares could be dilutive in subsequent periods.

5.       CONTINGENCIES

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

     As of September 30, 2001, the consolidated total of our recorded liabilities for environmental matters was approximately $13.9 million, which represented the estimated probable exposure for these matters. It is reasonably possible that our total exposure for these matters could be approximately $18.1 million.

     Other Matters

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

6.

BUSINESS SEGMENT INFORMATION

     We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. The following table provides the historical results of our operations for the three months ended September 30, 2001 and October 1, 2000, respectively.

                                                                                              9/30/01          10/1/00
                                                                                         -----------------------------------
 SALES BY SEGMENT:
   Aerospace Fasteners Segment                                                                   $ 147,090        $ 125,446
   Aerospace Distribution Segment                                                                   17,983           22,921
                                                                                         -----------------------------------
 TOTAL SALES                                                                                     $ 165,073        $ 148,367
                                                                                         -----------------------------------
OPERATING RESULTS BY SEGMENT:
   Aerospace Fasteners Segment                                                                   $  14,866         $  6,999
   Aerospace Distribution Segment                                                                      454            1,287
   Real Estate Operations Segment (a)                                                                  438              564
   Corporate                                                                                       (5,008)          (4,554)
                                                                                         -----------------------------------
 TOTAL OPERATING INCOME (b)                                                                      $  10,750         $  4,296
                                                                                         -----------------------------------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES:
   Aerospace Fasteners Segment                                                                   $  14,392         $  6,439
   Aerospace Distribution Segment                                                                      431            1,728
   Real Estate Operations Segment (a)                                                                (229)            (265)
   Corporate                                                                                      (21,907)         (16,915)
                                                                                         -----------------------------------
Total loss from continuing operations before taxes (b)                                           $ (7,313)        $ (9,013)
                                                                                         -----------------------------------

TOTAL ASSETS:                                                                                 9/30/01           6/30/01
                                                                                         -----------------------------------
   Aerospace Fasteners Segment                                                                   $ 849,349        $ 844,693
   Aerospace Distribution Segment                                                                   58,234           58,643
   Real Estate Operations Segment                                                                  116,068          116,250
   Corporate                                                                                       177,778          190,279
                                                                                         -----------------------------------
 TOTAL ASSETS                                                                                  $ 1,201,429      $ 1,209,865
                                                                                         -----------------------------------

(a) - Includes rental revenue of $1.7 million for both of the three months ended September 30, 2001 and October 1, 2000. (b) - Includes goodwill amortization of $3.1 million in the three months ended October 1, 2000.

7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. We will follow the requirements of this statement for business acquisitions made after June 30, 2001. There were no acquisitions for the quarter ended September 30, 2001.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001. We have adopted SFAS No. 142 on July 1, 2001. As a result of adopting SFAS No. 142, we will no longer amortize goodwill of approximately $12.5 million per year. Using the fair value measurement requirement, rather than the undiscounted cash flows approach, we expect to record an impairment from the implementation of SFAS No. 142. The initial evaluation of reporting units on a fair value basis, as required from the implementation of SFAS No. 142, indicates that an impairment exists at reporting units within our aerospace fasteners segment. Based upon the initial evaluation, the estimated range of impairment is between approximately $60 million to $65 million. However, once impairment is determined at a reporting unit, SFAS No. 142 requires that the amount of goodwill impairment be determined based on what the balance of goodwill would have been if purchase accounting were applied at the date of impairment. We have not completed that analysis, but we expect to complete this analysis prior to June 30, 2002. If the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once an impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. The actual amount of impairment could be significantly different than the range provided above. We are currently measuring the amount of impairment of goodwill to be recorded from adopting this standard.

     The following table provides the comparable effects of adoption of SFAS No. 142 for the three months ended September 30, 2001 and October 1, 2000, respectively:

                                                                        9/30/01           10/01/00
                                                                   ------------------ ------------------
Reported net loss                                                         $  (3,599)         $  (5,445)
Add back: Goodwill amortization                                                    -              3,134
                                                                   ------------------ ------------------
Adjusted net loss                                                         $  (3,599)         $  (2,311)
                                                                   ------------------ ------------------

Basic and Diluted loss per share:
Reported net loss                                                         $   (0.14)         $   (0.22)
Add back: Goodwill amortization                                                    -               0.13
                                                                   ------------------ ------------------
Adjusted net loss                                                         $   (0.14)         $   (0.09)
                                                                   ------------------ ------------------


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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of adopting this standard.

8.       CONSOLIDATING FINANCIAL STATEMENTS

     The following unaudited consolidating financial statements show separately The Fairchild Corporation and the subsidiaries of The Fairchild Corporation. These financial statements are provided to fulfill public reporting requirements, and present separately the guarantors of the 10 3/4% senior subordinated notes due 2009 issued by The Fairchild Corporation. The "parent company" provides the results of The Fairchild Corporation on an unconsolidated basis. The guarantors are composed primarily of our domestic subsidiaries, excluding our shopping center in Farmingdale New York, and certain other subsidiaries.

                           CONSOLIDATING BALANCE SHEET
                 FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001

                                                               Parent                         Non                         Fairchild
                                                              Company      Guarantors     Guarantors     Eliminations     Historical
                                                            -------------  ------------  -------------- ---------------  -----------
Cash                                                        $        520   $     6,490   $       7,325  $            -   $    14,335
Marketable securities                                                 71         2,562               -               -         2,633
Accounts Receivable (including intercompany), less
allowances                                                         3,229       731,847          90,336       (695,916)       129,496
Inventory, net                                                         -       142,920          48,511               -       191,431
Prepaid and other current assets                                     288        22,295           6,176          36,355        65,114
                                                            -------------  ------------  -------------- ---------------  -----------
Total current assets                                               4,108       906,114         152,348       (659,561)       403,009

Investment in Subsidiaries                                       891,958             -               -       (891,958)             -
Net fixed assets                                                     502       108,445          37,914               -       146,861
Net assets held for sale                                               -        13,618               -               -        13,618
Investments in affiliates                                             93         3,654               -               -         3,747
Goodwill                                                               -       386,037          32,418               -       418,455
Deferred loan costs                                               11,585            19             827               -        12,431
Prepaid pension assets                                                 -        65,156               -               -        65,156
Real estate investment                                                 -             -         110,030               -       110,030
Long-term investments                                                969         3,767           3,436           (488)         7,684
Other assets                                                      18,008         1,537             893               -        20,438
                                                            -------------  ------------  -------------- ---------------  -----------
Total assets                                                $    927,223   $ 1,488,347   $     337,866  $  (1,552,007)   $ 1,201,429
                                                            =============  ============  ============== ===============  ===========

Bank notes payable & current maturities of debt             $      2,250   $     1,651   $      21,130  $            -   $    25,031
Accounts payable (including intercompany)                             20       893,293         229,870     (1,070,102)        53,081
Other accrued expenses                                          (23,531)        57,476          31,202          36,355       101,502
                                                            -------------  ------------  -------------- ---------------  -----------
Total current liabilities                                       (21,261)       952,420         282,202     (1,033,747)       179,614

Long-term debt, less current maturities                          422,741         4,027          33,761               -       460,529
FMV of Interest Rate Contract                                     11,671             -               -               -        11,671
Other long-term liabilities                                          407        20,995           4,063               -        25,465
Noncurrent income taxes                                          111,335         (587)               -               -       110,748
Retiree health care liabilities                                        -        38,135           4,470               -        42,605
                                                            -------------  ------------  -------------- ---------------  -----------
Total liabilities                                                524,893     1,014,990         324,496     (1,033,747)       830,632

Class A common stock                                               3,034             -               -               -         3,034
Class B common stock                                                 262             -               -               -           262
Notes due from stockholders                                        (430)       (1,338)               -               -       (1,768)
Paid-in-capital                                                  232,820       478,206          83,966       (562,172)       232,820
Retained earnings                                                243,187        17,448        (61,847)          44,400       243,188
Cumulative other comprehensive income                              (468)      (20,959)         (8,749)               -      (30,176)
Treasury stock, at cost                                         (76,075)             -               -           (488)      (76,563)
                                                             ------------  ------------  -------------- --------------- ------------
Total stockholders' equity                                       402,330       473,357          13,370       (518,260)       370,797
                                                            -------------  ------------  -------------- --------------- ------------
Total liabilities & stockholders' equity                    $    927,223   $ 1,488,347   $     337,866  $  (1,552,007)   $ 1,201,429
                                                            =============  ============  ============== ===============  ===========

                      CONSOLIDATING STATEMENTS OF EARNINGS
                 FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001

                                                             Parent                      Non                             Fairchild
                                                            Company        Guarantors    Guarantors     Eliminations     Historical
                                                            -------------  ------------  -------------- ---------------  -----------
Net Sales                                                   $          -       128,954          42,367         (4,515)       166,806

Costs and expenses
Cost of sales                                                          -        99,620          30,533         (4,515)       125,638
Selling, general & administrative                                  1,996        22,761           5,661               -        30,418
Amortization of intangibles                                            -             -               1               -             1
                                                            -------------  ------------  -------------- ---------------  -----------
                                                                   1,996       122,381          36,195         (4,515)       156,057
                                                            -------------  ------------  -------------- ---------------  -----------
Operating income (loss)                                          (1,996)         6,573           6,172               -        10,749

Net interest expense (including intercompany)                    (4,390)        15,441           1,376               -        12,427
Investment (income) loss, net                                          -           386               -               -           386
Intercompany dividends                                                 -            27               -            (27)             -
FMV Adj of Interest Rate Contract                                  5,249             -               -               -         5,249
                                                            -------------  ------------  -------------- ---------------  -----------
Earnings (loss) before taxes                                     (2,855)       (9,281)           4,796              27       (7,313)
Income tax (provision) benefit                                     1,432         4,653         (2,405)                         3,680
Equity in earnings of affiliates and subsidiaries                (2,177)            51               -           2,159            33
                                                            -------------  ------------  -------------- ---------------  -----------
Net earnings (loss)                                         $    (3,600)       (4,577)           2,391           2,186       (3,600)
                                                            =============  ============  ============== ===============  ===========

                            CONSOLIDATING CASH FLOWS
                 FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001

                                                               Parent                         Non                         Fairchild
                                                              Company      Guarantors     Guarantors     Eliminations     Historical
                                                            -------------  ------------  -------------- ---------------  -----------
 Cash Flows from Operating Activities:
 Net earnings (loss)                                        $    (3,600)       (4,577)           2,391           2,186       (3,600)
 Depreciation & amortization                                          12         4,955           2,544               -         7,511
 Amortization of deferred loan fees                                  377             1             125               -           503
 Unrealized holding (gain) loss on derivatives                     5,249             -               -               -         5,249
 Undistributed (distributed) earnings of affiliates                   18          (51)               -               -          (33)
 Change in assets and liabilities                                  6,610       (4,456)         (2,335)         (2,186)       (2,367)
                                                            -------------  ------------  -------------- ---------------  -----------
 Net cash (used for) provided by operating activities              8,666       (4,128)           2,725               -         7,263

 Cash Flows from Investing Activities:
 Proceeds received from (used for):
    Purchase of PP&E                                                (14)       (3,029)         (1,192)               -       (4,235)
    Investment securities, net                                         -          (53)               -               -          (53)
    Sale of PP&E                                                       -         3,693              17               -         3,710
    Equity investment in affiliates                                (394)                                                       (394)
 Change in real estate investment                                      -             -           (211)               -         (211)
 Change in net assets held for sale                                    -         4,358               -               -         4,358
                                                            -------------  ------------  -------------- ---------------  -----------
 Net cash (used for) provided by investing activities              (408)         4,969         (1,386)               -         3,175

 Cash Flows from Financing Activities:
 Proceeds from issuance of debt                                   22,700        12,299             897               -        35,896
 Debt repayments, net                                           (31,000)      (13,196)         (3,198)               -      (47,394)
                                                            -------------  ------------  -------------- ---------------  -----------
 Net cash (used for) provided by financing activities            (8,300)         (897)         (2,301)               -      (11,498)
 Effect of exchange rate changes on cash                               -             -             444               -           444
                                                            -------------  ------------  -------------- ---------------  -----------
 Net change in cash                                                 (42)          (56)           (518)               -         (616)
 Cash, beginning of the year                                         562         6,546           7,843               -        14,951
                                                            -------------  ------------  -------------- ---------------  -----------
 Cash, end of the year                                      $        520   $     6,490   $       7,325  $            -   $    14,335
                                                            =============  ============  ============== ===============  ===========

                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2001

                                                               Parent                         Non                         Fairchild
                                                              Company      Guarantors     Guarantors     Eliminations     Historical
                                                            -------------  ------------  -------------- ---------------  -----------
Cash                                                        $        562   $     6,546   $       7,843  $            -   $    14,951
Marketable securities                                                 71         3,034               -               -         3,105
Accounts Receivable (including intercompany), less
allowances                                                         2,336       628,104          84,599       (593,336)       121,703
Inventory, net                                                         -       144,157          44,830               -       188,987
Prepaid and other current assets                                     287        22,134           7,198          32,544        62,163
                                                            -------------  ------------  -------------- ---------------  -----------
Total current assets                                               3,256       803,975         144,470       (560,792)       390,909

Investment in Subsidiaries                                       880,945             -               -       (880,945)             -
Net fixed assets                                                     501       112,969          35,638               -       149,108
Net assets held for sale                                               -        17,999               -               -        17,999
Net noncurrent assets of discontinued operations                       -             -               -               -             -
Investments in affiliates                                             93         2,720               -               -         2,813
Goodwill                                                          15,720       370,440          32,989               -       419,149
Deferred loan costs                                               11,944            20             952               -        12,916
Prepaid pension assets                                                 -        65,249               -               -        65,249
Real estate investment                                                 -             -         110,505               -       110,505
Long-term investments                                              1,205         3,626           3,436           (488)         7,779
Other assets                                                       2,607         1,335             786          28,710        33,438
                                                            -------------  ------------  -------------- ---------------  -----------
Total assets                                                $    916,271   $ 1,378,333   $     328,776  $  (1,413,515)   $ 1,209,865
                                                            =============  ============  ============== ===============  ===========

Bank notes payable & current maturities of debt             $      2,250   $     1,632   $      22,646  $            -   $    26,528
Accounts payable (including intercompany)                             20       778,541         230,934       (951,870)        57,625
Other accrued expenses                                          (54,398)        57,839          30,590          61,254        95,285
Net current liabilities of discontinued operations                     -             -               -               -             -
                                                            -------------  ------------  -------------- ---------------  -----------
Total current liabilities                                       (52,128)       838,012         284,170       (890,616)       179,438

Long-term debt, less current maturities                          431,041         5,918          33,571               -       470,530
Fair market value of interest rate contract                        6,422             -               -               -         6,422
Other long-term liabilities                                          405        21,672           3,652               -        25,729
Noncurrent income taxes                                          124,466         (587)             128               -       124,007
Retiree health care liabilities                                        -        37,335           4,551               -        41,886
                                                            -------------  ------------  -------------- ---------------  -----------
Total liabilities                                                510,206       902,350         326,072       (890,616)       848,012

Class A common stock                                               3,034             -               -               -         3,034
Class B common stock                                                 262             -               -               -           262
Notes due from stockholders                                        (430)       (1,338)               -               -       (1,768)
Paid-in-capital                                                  232,820       478,207          83,513       (561,720)       232,820
Retained earnings                                                246,788        25,623        (64,932)          39,309       246,788
Cumulative other comprehensive income                              (334)      (26,509)        (15,877)               -      (42,720)
Treasury stock, at cost                                         (76,075)             -               -           (488)      (76,563)
                                                            -------------  ------------  -------------- ---------------  -----------
Total stockholders' equity                                       406,065       475,983           2,704       (522,899)       361,853
                                                            -------------  ------------  -------------- ---------------  -----------
Total liabilities & stockholders' equity                    $    916,271   $ 1,378,333   $     328,776  $  (1,413,515)   $ 1,209,865
                                                            ============= =============  ============== ===============  ===========

                      CONSOLIDATING STATEMENTS OF EARNINGS

                   FOR THE THREE MONTHS ENDED OCTOBER 1, 2000

                                                               Parent                         Non                         Fairchild
                                                              Company      Guarantors     Guarantors     Eliminations     Historical
                                                            -------------  ------------  -------------- ---------------  -----------
Net Sales                                                   $          -   $   116,058   $      34,146  $      (1,837)   $   148,367

Cost of sales                                                          -        90,824          24,604         (1,837)       113,591
Selling, general & administrative                                  1,363        22,250           3,733               -        27,346
Amortization of goodwill                                             202         2,683             249               -         3,134
                                                            -------------  ------------  -------------- ---------------  -----------
                                                                   1,565       115,757          28,586         (1,837)       144,071
                                                            -------------  ------------  -------------- ---------------  -----------
Operating income (loss)                                          (1,565)           301           5,560               -         4,296

Net interest expense (including intercompany)                    (2,460)        12,388           2,531               -        12,459
Investment (income) loss, net                                          -           380               -               -           380
Fair market value adjustment of Interest Rate Contract               470             -               -               -           470
                                                            -------------  ------------  -------------- ---------------  -----------
Earnings (loss) before taxes                                         425      (12,467)           3,029               -       (9,013)
Income tax (provision) benefit                                     (169)         4,944         (1,201)               -         3,574
Equity in earnings of affiliates and subsidiaries                (5,701)           (6)               -           5,701           (6)
                                                            -------------  ------------  -------------- ---------------  -----------
Net earnings (loss)                                         $    (5,445)   $   (7,529)   $       1,828  $        5,701   $   (5,445)
                                                            =============  ============  ============== ===============  ===========

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED OCTOBER 1, 2000

                                                               Parent                         Non                         Fairchild
                                                                Company     Guarantors     Guarantors    Eliminations     Historical
                                                            ------------- -------------  -------------- --------------- ------------
 Cash Flows from Operating Activities:
 Net earnings (loss)                                        $    (5,445)  $    (7,529)   $       1,828  $        5,701  $    (5,445)
 Depreciation & amortization                                         232         8,124           2,594               -        10,950
 Amortization of deferred loan fees                                  343             2             111               -           456
 Undistributed (distributed) earnings of affiliates                    -             9               -               -             9
 Change in assets and liabilities                               (16,244)         (714)         (8,416)         (5,701)      (31,075)
                                                            ------------- -------------  -------------- --------------- ------------
 Net cash (used for) provided by operating activities           (21,114)         (108)         (3,883)               -      (25,105)

 Cash Flows from Investing Activities:
 Proceeds received from (used for):
    Purchase of PP&E                                                (30)       (3,034)           (797)               -       (3,861)
    Investment securities, net                                         -         4,759               -               -         4,759
 Change in real estate investment                                      -             -         (1,601)               -       (1,601)
 Change in net assets held for sale                                    -         2,211               -               -         2,211
                                                            ------------- -------------  -------------- --------------- ------------
 Net cash (used for) provided by investing activities               (30)         3,936         (2,398)               -         1,508

 Cash Flows from Financing Activities:
 Proceeds from issuance of debt                                   21,082            14           2,357               -        23,453
 Debt repayments, net                                                  -         (594)         (2,014)               -       (2,608)
 Issuance of Class A common stock                                    194             -               -               -           194
                                                            ------------- -------------  -------------- --------------- ------------
 Net cash (used for) provided by financing activities             21,276         (580)             343               -        21,039
 Effect of exchange rate changes on cash                               -             -           (416)               -         (416)
                                                            ------------- -------------  -------------- --------------- ------------
 Net change in cash                                                  132         3,248         (6,354)               -       (2,974)
 Cash, beginning of the year                                          35        23,06 3         12,692               -        35,790
                                                            ------------- -------------  -------------- --------------- ------------
 Cash, end of the year                                      $        167  $     26,311   $       6,338  $            -  $     32,816
                                                            ============= =============  ============== =============== ============

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

CAUTIONARY STATEMENT

     Certain statements in this financial discussion and analysis by management contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: product demand; our dependence on the aerospace industry; reliance on Boeing and European Aeronautic Defense and Space Company; customer satisfaction and quality issues; labor disputes; competition, including recent intense price competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; reduced airline revenues as a result of the September 11, 2001 terrorist attacks on the United States, and their aftermath; military actions in Afghanistan; the cost and availability of electric power to operate our plants; and the impact of any economic downturns and inflation.

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

RESULTS OF OPERATIONS

Consolidated Results

     We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. The following table provides the historical sales and operating income of our segments for the three months ended September 30, 2001 and October 1, 2000, respectively.

                                                                                            9/30/01       10/1/00
                                                                                         ----------------------------
 SALES BY SEGMENT:
   Aerospace Fasteners Segment                                                               $ 147,090     $ 125,446

   Aerospace Distribution Segment                                                               17,983        22,921
                                                                                         ----------------------------
 TOTAL SALES                                                                                 $ 165,073     $ 148,367
                                                                                         ----------------------------
OPERATING RESULTS BY SEGMENT:
   Aerospace Fasteners Segment                                                               $  14,866      $  6,999

   Aerospace Distribution Segment                                                                  454         1,287

   Real Estate Operations Segment (a)                                                              438           564

   Corporate                                                                                   (5,008)       (4,554)
                                                                                         ----------------------------
 TOTAL OPERATING INCOME (b)                                                                  $  10,750      $  4,296
                                                                                         ----------------------------

(a) - Includes rental revenue of $1.7 million for both of the three months ended September 30, 2001 and October 1, 2000. (b) - The three months ended October 1, 2000 includes goodwill amortization of $2.8 million in the aerospace fastener segment, $0.1 million in the aerospace distribution segment and $0.2 million at corporate.

     Net sales of $165.1 million in the first quarter of fiscal 2002 increased by $16.7 million, or 11.3%, compared to sales of $148.4 million in the first quarter of fiscal 2001. Sales in the first quarter of fiscal 2002 reflected strong growth at our aerospace fasteners segment and were offset partially by approximately $1.3 million due to the negative foreign currency impact on our European operations from the U.S. dollar strengthening against the Euro on a period-to-period basis. Results for the three months ended October 1, 2000, included revenue of $3.2 million from an aerospace distribution segment operation which was shut down in June 2001.

     Gross margin as a percentage of sales was 24.6% and 23.4% in the first quarter of fiscal 2002 and fiscal 2001, respectively. The gross margin improvement in the fiscal 2002 three-month period was attributable primarily to the increase in sales and the related economies of scale.

     Selling, general & administrative expense as a percentage of sales was 19.2% and 19.4% in the first quarter of fiscal 2002 and 2001, respectively. The improvement in the fiscal 2002 three-month period was attributable primarily to the increase in sales and the related economies of scale.

     Rental revenue remained stable in the first three months of fiscal 2002, compared to the first three months of fiscal 2001.

    Other income increased $0.5 million in the first three months of fiscal 2002, compared to the first three months of fiscal 2001. The increase was due primarily to $0.7 million of income recognized from the disposition of non-core property during the three months ended September 30, 2001.

     Operating income for the three months ended September 30, 2001, increased by $6.5 million, or 150.2%, as compared to the same period of the prior year. The results for the three months ended October 1, 2000, included $3.1 million of goodwill amortization, prior to the implementation of a new accounting pronouncement that eliminates goodwill amortization in the current quarter. Changes in foreign currency resulted in a unfavorable effect of approximately $0.2 million on operating income at our European operations in the first quarter of fiscal 2002, as compared to the first quarter of fiscal 2001.

     Net interest expense was $12.4 million in the first quarter of fiscal 2002 and first quarter of fiscal 2001. However, cash interest expense decreased by $1.1 million in the first quarter of fiscal 2002, as compared to the first quarter of fiscal 2001, due primarily to lower interest rates.

     We recognized an investment loss of $0.4 million in the first three months of fiscal 2002, due primarily to the fair market value change of trading securities, and $0.4 million in the first three months of fiscal 2001, due primarily to recognizing realized losses from investments we liquidated.

     The fair market value of a ten-year $100 million interest rate contract decreased by $5.2 million in the first quarter of fiscal 2002 and $0.5 million in the first quarter of 2001.

     An income tax benefit of $3.7 million in the first three months of fiscal 2002 represented a 50.3% effective tax rate on pre-tax losses from operations. The tax benefit was higher than the statutory rate due primarily to lower tax rates on $4.4 million of earnings generated by our foreign operations that utilize net operating loss carry forwards. An income tax benefit of $3.6 million in the first three months of fiscal 2001 represented a 39.7% effective tax rate on pre-tax losses from continuing operations. The tax benefit approximated the statutory rate.

     Comprehensive income includes foreign currency translation adjustments, unrealized holding changes in the fair market value of available-for-sale investment securities, and the cumulative effect of adoption of SFAS 133, Accounting for Derivatives. For the three months ended September 30, 2001, the foreign currency translation adjustment resulted in a $12.7 million increase, and was offset partially by a $0.2 million decrease in the fair market value of unrealized holding gains on investment securities.


Segment Results

Aerospace Fasteners Segment

     Sales in our Aerospace Fasteners segment increased by $21.6 million, or 17.3%, in the first quarter of fiscal 2002, as compared to the first quarter of fiscal 2001. The improvement in the current quarter reflected approximately $22.9 million from strong internal growth. Current quarter sales at our European operations were negatively affected by approximately $1.3 million due to the strengthening of the U.S. Dollar against the Euro. Backlog increased by $3.9 million in the first quarter to $222.3 million at September 30, 2001, and included approximately $3.9 from the strengthening of the Euro against the U.S. dollar during the three-month period ended September 30, 2001. Our book-to-bill ratio for the first quarter was 98.7%, reflecting the stronger level of sales.

     Operating income was $14.9 million in the first quarter of fiscal 2002, an increase of $7.9 million as compared to the first quarter of fiscal 2001. The improvement in the first three months of fiscal 2002 was due primarily to the increase in sales and higher gross margins, and $0.7 million from the gain recognized on the sale of non-core property. On July 1, 2001, we adopted a new accounting pronouncement that does not require us to amortize goodwill. Goodwill amortization of $2.8 million was recorded in the first three months of fiscal 2001. Operating expenses continue to be monitored as management attempts to efficiently reduce operating costs.

     We are cautiously optimistic that the overall demand for aerospace fasteners in fiscal 2002 will not decrease significantly despite the recently announced reductions in commercial aircraft build rates. Projected aircraft build rates have been adversely affected by decreased worldwide demand for travel following the September 11, 2001, terrorist attacks that temporarily halted domestic travel and hampered worldwide travel. The tragic terrorists' attacks may continue to have a significant impact on the commercial aviation industry, raising concerns about our ability to maintain a strong order backlog and level of new orders. A significant amount of cancellations of orders for aircraft from original equipment manufacturers or reductions in future orders could adversely impact our results. We continue to monitor events closely and any significant decline in future bookings will require us to pursue additional cost reduction initiatives to protect our businesses.

Aerospace Distribution Segment

     Sales in our aerospace distribution segment decreased by $4.9 million, in the first quarter of fiscal 2002, compared to the first quarter of fiscal 2001. Results from the prior three months ended October 1, 2000, included revenue of $3.2 million from an operation which was shut down in June 2001. Sales in the three months ended September 30, 2001, were adversely affected due to the terrorist attacks on September 11, 2001 and have been sluggish since then.

     Operating income decreased by $0.8 million in the first quarter of fiscal 2002, compared to the first quarter in fiscal 2001. The results for the three months ended September 30, 2001, were hampered by the reduction in revenue and the related economies of scale.

Real Estate Operations Segment

     Our real estate operations segment owns and operates a shopping center located in Farmingdale, New York. Included in operating income was rental revenue of $1.7 million for both the three months ended September 30, 2001 and October 1, 2000. Operating income decreased slightly in the three months ended September 30, 2001, as compared to the three months ended October 1, 2000. As of September 30, 2001, we have leased approximately 74% of the developed shopping center.

Corporate

The operating loss increased by $0.5 million in the first three months of fiscal 2002, compared to the first three months of fiscal 2001 due primarily to an increase in legal expenses in the first three months of fiscal 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total capitalization as of September 30, 2001 and June 30, 2001 amounted to $856.4 million and $858.9 million, respectively. The three-month changes in capitalization included a $11.5 million reduction in debt reflecting cash provided by our operations and the sale of non-core assets, offset by an increase in equity of $8.9 million which was due primarily to a $12.5 million favorable increase in foreign currency translation adjustments and our reported net loss.

     We maintain a portfolio of investments classified primarily as available-for-sale securities, which had a fair market value of $10.3 million at September 30, 2001. The market value of these investments decreased by $0.3 million in the three months ended September 30, 2001. There is risk associated with market fluctuations inherent in stock investments, and because our portfolio is not diversified, large swings in its value may occur.

     Net cash provided by operating activities for the three months ended September 30, 2001 was $7.3 million and net cash used for operating activities for the three months ended October 1, 2000 was $25.1 million. The primary source of cash from operating activities in the first three months of fiscal 2002 included $9.7 million of earnings after deducting non-cash expenses of $7.5 million for depreciation, $5.2 million from the reduction in the fair market value of an interest rate contract, and $0.5 million from the amortization of deferred loan fees. The primary use of cash for operating activities in the first three months of fiscal 2001 was a $22.9 million decrease in accounts payable and other accrued liabilities, offset partially by a $14.3 million decrease in accounts receivable.

     Net cash provided by investing activities was $3.1 million and $1.5 for the three months ended September 30, 2001 and October 1, 2000, respectively. In the first three months of fiscal 2002, the primary source of cash was $8.1 million provided from the dispositions of non-core real estate and net assets held for sale, partially offset by $4.2 million of capital expenditures. The primary source of cash from investing activities in the first three months of fiscal 2001 was $7.0 million of net proceeds received from the sale of investments and dispositions of non-core real estate, offset partially by capital expenditures of $4.2 million and investments of $1.0 million in our shopping center.

     Net cash used for financing activities for the three months ended September 30, 2001, was $11.5 million. Net cash provided by financing activities for the three months ended October 1, 2000, was $21.0 million. Cash used for financing activities in the first three months of fiscal 2002 included a net debt reduction of $11.5 million. Cash provided by financing activities in the first quarter of fiscal 2001, included $20.8 million of net proceeds from the issuance of additional debt.

     Our principal cash requirements include debt service, capital expenditures, and payment of other liabilities including postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, cash available from borrowings and additional financing and asset sales will be adequate to satisfy our cash requirements during the next twelve months.

     We are required under the credit agreement to comply with certain financial and non-financial loan covenants, including maintaining certain interest and fixed charge coverage ratios and maintaining certain indebtedness to EBITDA ratios at the end of each fiscal quarter. Our most restrictive covenant is the interest coverage ratio, which represents the ratio of EBITDA to interest expense, as defined in the credit agreement. At September 30, 2001, the interest coverage ratio was 2.11, which exceeded the minimum requirement of 2.0. Additionally, the credit agreement restricts annual capital expenditures to $40 million during the life of the facility. For the three months ended September 30, 2001, capital expenditures were $4.2 million. Except for non-guarantor assets, substantially all of our assets are pledged as collateral under the credit agreement. The credit agreement restricts the payment of dividends to our shareholders to an aggregate of the lesser of $0.01 per share or $0.4 million over the life of the agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. At September 30, 2001, we were in compliance with the covenants under the credit agreement.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. We will follow the requirements of this statement for business acquisitions made after June 30, 2001. There were no acquisitions for the quarter ended September 30, 2001.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001. We have adopted SFAS No. 142 on July 1, 2001. As a result of adopting SFAS No. 142, we will no longer amortize goodwill of approximately $12.5 million per year. Using the fair value measurement requirement, rather than the undiscounted cash flows approach, we expect to record an impairment from the implementation of SFAS No. 142. The initial evaluation of reporting units on a fair value basis, as required from the implementation of SFAS No. 142, indicates that an impairment exists at reporting units within our aerospace fasteners segment. Based upon the initial evaluation, the estimated range of impairment is between approximately $60 million to $65 million. However, once impairment is determined at a reporting unit, SFAS No. 142 requires that the amount of goodwill impairment be determined based on what the balance of goodwill would have been if purchase accounting were applied at the date of impairment. We have not completed that analysis, but we expect to complete this analysis prior to June 30, 2002. If the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once an impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. The actual amount of impairment could be significantly different than the range provided above. We are currently measuring the amount of impairment of goodwill to be recorded from adopting this standard.

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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of adopting this standard.


        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      In fiscal 1998, we entered into a ten-year interest rate swap agreement to reduce our cash flow exposure to increases in interest rates on variable rate debt. The ten-year interest rate swap agreement provides us with interest rate protection on $100 million of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. On February 17, 2003, the bank with which we entered into the interest rate swap agreement, will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008.

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives of $5.2 million and $0.5 million, in the three months ended September 30, 2001 and October 1, 2000, respectively, as a result of the fair market value adjustment for our interest rate swap agreement.

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

(In thousands)
Expected Fiscal Year Maturity Date                               2003                               2008
                                                  ----------------------------------------------------------------------
   Type of Interest Rate Contracts                        Interest Rate Cap                  Variable to Fixed
   Variable to Fixed                                           $30,750                            $100,000
   Fixed LIBOR rate                                              N/A                                6.24% (a)
   LIBOR cap rate                                               8.125%                              N/A
   Average floor rate                                            N/A                                N/A
   Weighted average forward LIBOR rate                          2.64%                              4.74%
   Fair Market Value at September 30, 2001                        $4                             $(11,671)

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

Item 5.  Other Information

     Articles have appeared in the French press reporting an inquiry by a French magistrate into allegedly improper business transactions involving Elf Acquitaine, a French petroleum company, its former chairman and various third parties, including Maurice Bidermann. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Jeffrey Steiner and that petroleum company. In response to the magistrate's request, Mr. Steiner has submitted written statements concerning the transactions and appeared in person, in France, before the magistrate and others. The magistrate put Mr. Steiner under examination (mis en examen) with respect to this matter and imposed a surety (caution) of ten million French Francs which has been paid. Mr. Steiner has not been charged.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

        None

(b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended September 30, 2001 for which this report is filed.

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




Date:    November 14, 2001