Form 10-Q
period 2001-12-30
FAIRCHILD CORP
filed 2002-02-08
CIK 9779

29


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


 For the Quarterly Period Ended December 30, 2001 Commission File Number 1-6560


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

                                                                Outstanding at
         Title of Class                                       December 30, 2001
         Class A Common Stock, $0.10 Par Value                    22,527,801
         Class B Common Stock, $0.10 Par Value                     2,621,502


--------------------------------------------------------------------------------

        THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 30, 2001






                                                                           Page
PART I.FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Balance Sheets as of December 30, 2001
          (Unaudited) and June 30, 2001.................................      3

          Condensed Consolidated Statements of Earnings (Unaudited) for
          the Three And Six Months ended December 30, 2001 and
          December 31, 2000.............................................      5

          Condensed Consolidated Statements of Cash Flows (Unaudited) for
          the Six Months ended December 30, 2001 and December 31, 2000...     6

          Notes to Condensed Consolidated Financial Statements (Unaudited)    7

 Item 2.   Management's Discussion and Analysis of Results of Operations
           and Financial Condition.......................................    19

 Item 3.   Quantitative and Qualitative Disclosure About Market Risk.....    25


PART II. OTHER INFORMATION

 Item 1.   Legal Proceedings.............................................    27

 Item 2.   Changes in Securities and Use of Proceeds.....................    27

 Item 4.   Submission of Matters to a Vote of Security Holders...........    27

 Item 5.   Other Information.............................................    28

 Item 6.   Exhibits and Reports on Form 8-K..............................    28


     All references in this Quarterly Report on Form 10-Q to the terms "we," "our," "us," the "Company" and "Fairchild" refer to The Fairchild Corporation and its subsidiaries. All references to "fiscal" in connection with a year shall mean the 12 months ended June 30.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 December 30, 2001 (Unaudited) and June 30, 2001
                                 (In thousands)


                                     ASSETS

                                                                                             Dec. 30,             June 30,
                                                                                               2001                 2001
                                                                                         ------------------   -----------------
CURRENT ASSETS:                                                                                                     (*)
---------------
Cash and cash equivalents, $2,871 and $1,184 restricted                                          $  13,913           $  14,951
Short-term investments                                                                               1,306               3,105
Accounts receivable-trade, less allowances of $6,057 and $6,951                                    124,426             121,703
Inventories:
   Finished goods                                                                                  144,269             146,416
   Work-in-process                                                                                  32,546              30,813
   Raw materials                                                                                    12,708              11,758
                                                                                         ------------------   -----------------
                                                                                                   189,523             188,987
Prepaid expenses and other current assets                                                           67,296              62,163
                                                                                         ------------------   -----------------
Total Current Assets                                                                               396,464             390,909

Property, plant and equipment, net of accumulated
  depreciation of $171,211 and $156,914                                                            141,766             149,108
Net assets held for sale                                                                            13,766              17,999
Goodwill                                                                                           419,149             419,149
Investments and advances in affiliated companies                                                     3,747               2,813
Prepaid pension assets                                                                              64,931              65,249
Deferred loan costs                                                                                 11,934              12,916
Real estate investment                                                                             109,204             110,505
Long-term investments                                                                                6,914               7,779
Other assets                                                                                        24,631              33,438
                                                                                         ------------------   -----------------
TOTAL ASSETS                                                                                   $ 1,192,506         $ 1,209,865
                                                                                         ------------------   -----------------






*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 December 30, 2001 (Unaudited) and June 30, 2001
                                 (In thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             Dec. 30,             June 30,
                                                                                               2001                 2001
                                                                                         ------------------   -----------------
CURRENT LIABILITIES:                                                                                                (*)
--------------------
Bank notes payable and current maturities of long-term debt                                      $  27,255           $  26,528
Accounts payable                                                                                    51,594              57,625
Accrued liabilities:
    Salaries, wages and commissions                                                                 26,350              29,894
    Employee benefit plan costs                                                                      4,946               6,421
    Insurance                                                                                       14,342              13,923
    Interest                                                                                         6,470               7,016
    Other accrued liabilities                                                                       35,022              38,031
                                                                                         ------------------   -----------------
Total Current Liabilities                                                                          165,979             179,438

LONG-TERM LIABILITIES:
Long-term debt, less current maturities                                                            473,451             470,530
Fair value of interest rate contract                                                                 9,326               6,422
Other long-term liabilities                                                                         24,380              25,729
Retiree health care liabilities                                                                     40,894              41,886
Noncurrent income taxes                                                                            110,333             124,007
                                                                                         ------------------   -----------------
TOTAL LIABILITIES                                                                                  824,363             848,012

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; authorized 40,000 shares, 30,335 shares issued and
  22,528 shares outstanding                                                                          3,034               3,034
Class B common stock, $0.10 par value; authorized 20,000
   shares, 2,622 shares issued and outstanding                                                         262                 262
Paid-in capital                                                                                    232,820             232,820
Treasury stock, at cost, 7,807 shares of Class A common stock                                     (76,563)            (76,563)
Retained earnings                                                                                  244,096             246,788
Notes due from stockholders                                                                        (1,768)             (1,768)
Cumulative other comprehensive income                                                             (33,738)            (42,720)
                                                                                         ------------------   -----------------
TOTAL STOCKHOLDERS' EQUITY                                                                         368,143             361,853
                                                                                         ------------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 1,192,506         $ 1,209,865
                                                                                         ------------------   -----------------



*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited) For The
 Three (3) and Six (6) Months Ended December 30, 2001 and December 31, 2000
                      (In thousands, except per share data)

                                                                             Three Months Ended              Six Months Ended
                                                                        -----------------------------  -----------------------------
REVENUE:                                                                  12/30/01       12/31/00        12/30/01       12/31/00
                                                                        -------------- --------------  -------------- --------------
   Net sales                                                                 $157,835       $148,100        $322,908       $296,467
   Rental revenue                                                               1,664          1,862           3,397          3,530
   Other income, net                                                            3,847          1,967           5,184          2,846
                                                                        -------------- --------------  -------------- --------------
                                                                              163,346        151,929         331,489        302,843
 COSTS AND EXPENSES:
   Cost of goods sold                                                         119,329        109,045         243,732        222,636
   Cost of rental revenue                                                       1,300          1,271           2,534          2,374
   Selling, general & administrative                                           34,241         33,162          65,997         61,952
   Amortization of intangibles                                                      -          3,125               -          6,259
                                                                        -------------- --------------  -------------- --------------
                                                                              154,870        146,603         312,263        293,221

 OPERATING INCOME                                                               8,476          5,326          19,226          9,622
 Interest expense                                                              12,451         14,315          25,360         27,298
 Interest income                                                              (1,881)          (244)         (2,363)          (768)
                                                                        -------------- --------------  -------------- --------------
 Net interest expense                                                          10,570         14,071          22,997         26,530

 Investment income (loss)                                                         106          1,004           (280)            624
 Increase (decrease) in fair market value of interest rate contract             2,344        (3,075)         (2,905)        (3,545)
                                                                        -------------- --------------  -------------- --------------
 Earnings (loss) from continuing operations before taxes                          356       (10,816)         (6,956)       (19,829)
 Income tax benefit                                                               551          3,990           4,231          7,564
 Equity in earnings of affiliates, net                                              -            187              33            181
                                                                        -------------- --------------  -------------- --------------
 NET EARNINGS (LOSS)                                                          $   907      $ (6,639)       $ (2,692)     $ (12,084)
                                                                        -------------- --------------  -------------- --------------
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                                  (3,307)          1,510           9,370        (2,570)
    Unrealized holding changes on derivatives                                      14              -              33          (528)
    Unrealized periodic holding changes on securities                           (269)          2,834           (421)          2,073
                                                                        -------------- --------------  -------------- --------------
    Other comprehensive income (loss)                                         (3,562)          4,344           8,982        (1,025)
                                                                        -------------- --------------  -------------- --------------
 COMPREHENSIVE INCOME (LOSS)                                                $ (2,655)      $ (2,295)         $ 6,290     $ (13,109)
                                                                        -------------- --------------  -------------- --------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
NET EARNINGS (LOSS)                                                           $  0.04       $ (0.26)        $ (0.11)       $ (0.48)
                                                                        -------------- --------------  -------------- --------------
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                                 $ (0.13)        $  0.06         $  0.37       $ (0.10)
    Unrealized holding changes on derivatives                                       -              -               -         (0.02)
    Unrealized periodic holding changes on securities                          (0.01)           0.11          (0.02)           0.08
                                                                        -------------- --------------  -------------- --------------
    Other comprehensive income (loss)                                          (0.14)           0.17            0.35         (0.04)
                                                                        -------------- --------------  -------------- --------------
 COMPREHENSIVE INCOME (LOSS)                                                 $ (0.10)       $ (0.09)         $  0.24       $ (0.52)
                                                                        -------------- --------------  -------------- --------------
Weighted average shares outstanding:
   Basic                                                                       25,149         25,101          25,149         25,068
                                                                        -------------- --------------  -------------- --------------
   Diluted                                                                     25,152         25,101          25,149         25,068
                                                                        -------------- --------------  -------------- --------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) For The
      Six (6) Months Ended December 30, 2001 and December 31, 2000
                                 (In thousands)




                                                                                             12/30/01            12/31/00
                                                                                         ------------------  -----------------
Cash flows from operating activities:
-------------------------------------
        Net earnings                                                                             $ (2,692)         $ (12,084)
        Depreciation and amortization                                                               15,089             21,975
        Amortization of deferred loan fees                                                           1,018                917
        Unrealized holding loss on interest rate contract                                            2,905              4,356
        Undistributed earnings of affiliates, net                                                     (33)              (181)
        Change in assets and liabilities                                                          (16,535)           (56,215)
                                                                                         ------------------  -----------------
        Net cash used for operating activities                                                       (248)           (41,232)
 Cash flows from investing activities:
        Purchase of property, plant and equipment                                                  (7,295)            (8,343)
        Net proceeds received from the sale of property, plant, and equipment                        3,996                132
        Net proceeds received from investment securities                                             1,377              4,040
        Real estate investment                                                                       (375)            (1,705)
        Equity investment in affiliates                                                              (394)              (285)
        Change in notes receivable                                                                 (4,555)                  -
        Proceeds received from net assets held for sale                                              4,187              2,081
                                                                                         ------------------  -----------------
        Net cash used for investing activities                                                     (3,059)            (4,080)
 Cash flows from financing activities:
        Proceeds from issuance of debt                                                              81,964             31,269
        Debt repayments                                                                           (80,046)            (6,770)
        Issuance of Class A common stock                                                                 -                551
        Net loans to stockholders'                                                                       -                  6
                                                                                         ------------------  -----------------
        Net cash provided by financing activities                                                    1,918             25,056
       Effect of exchange rate changes on cash                                                         351              1,069
                                                                                         ------------------  -----------------
       Net change in cash and cash equivalents                                                     (1,038)           (19,187)
       Cash and cash equivalents, beginning of the year                                             14,951             35,790
                                                                                         ------------------  -----------------
       Cash and cash equivalents, end of the period                                               $ 13,913           $ 16,603
                                                                                         ------------------  -----------------










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (In thousands, except share data)

1.       FINANCIAL STATEMENTS

     The consolidated balance sheet as of December 30, 2001, and the consolidated statements of earnings and cash flows for the six months ended December 30, 2001 and December 31, 2000 have been prepared by us, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 30, 2001, and for all periods presented, have been made. The balance sheet at June 30, 2001 was condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2001 Annual Report on Form 10-K. The results of operations for the period ended December 30, 2001 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

2.       EQUITY SECURITIES

     We had 22,527,801 shares of Class A common stock and 2,621,502 shares of Class B common stock outstanding at December 30, 2001. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.

3.       RESTRICTED CASH

     On December 30, 2001 and June 30, 2001, we had restricted cash of $2,871 and $1,184, respectively, all of which is maintained as collateral for certain debt facilities and escrow arrangements.

4.

EARNINGS PER SHARE

     The following table illustrates the computation of basic and diluted earnings per share:

                                                                             Three Months Ended              Six Months Ended
                                                                        -----------------------------  -----------------------------
                                                                          12/30/01       12/31/00        12/30/01       12/31/00
                                                                        -------------- --------------  -------------- --------------
Basic earnings per share:
 Earnings from continuing operations                                          $   907      $ (6,639)       $ (2,692)     $ (12,084)
                                                                        -------------- --------------  -------------- --------------
 Common shares outstanding                                                     25,149         25,101          25,149         25,068
                                                                        -------------- --------------  -------------- --------------
 Basic earnings from continuing operations per share                         $   0.04      $  (0.26)       $  (0.11)      $  (0.48)
                                                                        -------------- --------------  -------------- --------------

Diluted earnings per share:
 Earnings from continuing operations                                          $   907      $ (6,639)       $ (2,692)     $ (12,084)
                                                                        -------------- --------------  -------------- --------------
 Common shares outstanding                                                     25,149         25,101          25,149         25,068
 Options                                                                            3   antidilutive    antidilutive   antidilutive
 Warrants                                                                antidilutive   antidilutive    antidilutive   antidilutive
                                                                        -------------- --------------  -------------- --------------
 Total shares outstanding                                                      25,152         25,101          25,149         25,068
                                                                        -------------- --------------  -------------- --------------
 Diluted earnings from continuing operations per share                       $   0.04      $  (0.26)       $  (0.11)      $  (0.48)
                                                                        -------------- --------------  -------------- --------------

     Stock options entitled to purchase 1,985,377 and 2,092,616 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months and six months ended December 30, 2001. Stock options entitled to purchase 2,197,055 and 2,251,014 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months and six months ended December 31, 2000, respectively. Stock warrants entitled to purchase 389,683 and 392,896 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months ended December 30, 2001 and December 31, 2000, respectively. Stock warrants entitled to purchase 504,396 and 577,989 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the six months ended December 30, 2001 and December 31, 2000, respectively. These shares could be dilutive in future periods.

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

     As of December 30, 2001, the consolidated total of our recorded liabilities for environmental matters was approximately $13.6 million, which represented the estimated probable exposure for these matters. It is reasonably possible that our total exposure for these matters could be approximately $17.8 million.

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

6.       BUSINESS SEGMENT INFORMATION

     We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. The following table provides the historical results of our operations for the three and six months ended December 30, 2001 and December 31, 2000, respectively.

                                                                            Three Months Ended               Six Months Ended
                                                                      -------------------------------  -----------------------------
                                                                         12/30/01        12/31/00         12/30/01        12/31/00
                                                                      --------------- ---------------  --------------- -------------
 SALES BY SEGMENT:
   Aerospace Fasteners Segment                                            $ 143,766       $ 128,010        $ 290,856       $ 253,456
   Aerospace Distribution Segment                                            14,069          20,090           32,052          43,011
                                                                      --------------- ---------------  --------------- -------------
 TOTAL SALES                                                              $ 157,835       $ 148,100        $ 322,908       $ 296,467
                                                                      --------------- ---------------  --------------- -------------

 OPERATING RESULTS BY SEGMENT:
   Aerospace Fasteners Segment                                            $  11,848        $  9,853        $  26,714       $  16,852
   Aerospace Distribution Segment                                               391             412              845           1,699
   Real Estate Operations Segment (a)                                            52           (481)              490              83
   Corporate and Other Segment                                              (3,815)         (4,458)          (8,823)         (9,012)
                                                                      --------------- ---------------  --------------- -------------
 TOTAL OPERATING INCOME (b)                                                $  8,476        $  5,326        $  19,226        $  9,622
                                                                      --------------- ---------------  --------------- -------------

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES:
   Aerospace Fasteners Segment                                            $  11,786        $  9,264        $  26,178       $  15,703
   Aerospace Distribution Segment                                               373            (67)              804           1,661
   Real Estate Segment                                                        (491)         (1,339)            (720)         (1,604)
   Corporate and Other Segment                                             (11,312)        (18,674)         (33,218)        (35,589)
                                                                      --------------- ---------------  --------------- -------------
 Total earnings (loss) from continuing operations before taxes              $   356      $ (10,816)       $  (6,956)      $ (19,829)
                                                                      --------------- ---------------  --------------- -------------

 ASSETS BY SEGMENT:                                                      12/30/01         6/30/01
                                                                      --------------- ---------------
   Aerospace Fasteners Segment                                            $ 755,175       $ 579,981
   Aerospace Distribution Segment                                            42,970          46,718
   Real Estate Segment                                                      115,693         116,250
   Corporate and Other Segment                                              278,668         466,916
                                                                      --------------- ---------------
 TOTAL ASSETS                                                           $ 1,192,506     $ 1,209,865
                                                                      --------------- ---------------

 (a) - Includes rental revenue of $1.7 million and $1.9 million for the three months ended December 30, 2001 and December 31, 2000, respectively, and $3.4 million and $3.5 million for the six months ended December 30, 2001 and December 31, 2000, respectively.
(b) - Includes goodwill amortization of $3.1 million and $6.3 million for the three and six months ended December 31, 2000, respectively.

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. We will follow the requirements of this statement for business acquisitions made after June 30, 2001. There were no acquisitions for the six months ended December 30, 2001.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001. We have adopted SFAS No. 142 on July 1, 2001. As a result of adopting SFAS No. 142, we will no longer amortize goodwill of approximately $12.5 million per year. Using the fair value measurement requirement, rather than the undiscounted cash flows approach, we expect to record an impairment from the implementation of SFAS No. 142. The initial evaluation of reporting units on a fair value basis, as required from the implementation of SFAS No. 142, indicates that an impairment exists at reporting units within our aerospace fasteners segment. Based upon the initial evaluation, the estimated range of impairment is between $60 million to $65 million. However, once impairment is determined at a reporting unit, SFAS No. 142 requires that the amount of goodwill impairment be determined based on what the balance of goodwill would have been if purchase accounting were applied at the date of impairment. We have not completed that analysis, but we expect to complete it prior to June 30, 2002. If the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once an impairment loss is recognized, the adjusted carrying amount of goodwill will become the new accounting basis of goodwill. The actual amount of impairment could be significantly different than the range provided above. We are currently measuring the amount of impairment of goodwill to be recorded from adopting this standard.

     The following table provides the comparable effects of adoption of SFAS No. 142 for the three and six months ended December 30, 2001 and December 31, 2000, respectively:

                                                                             Three Months Ended              Six Months Ended
                                                                        -----------------------------  -----------------------------
                                                                          12/30/01       12/31/00        12/30/01       12/31/00
                                                                        -------------- --------------  -------------- --------------
Reported net income (loss)                                                    $   907      $ (6,639)       $ (2,692)     $ (12,084)
Add back: Goodwill amortization                                                     -          3,125               -          6,259
                                                                        -------------- --------------  -------------- --------------
Adjusted net income (loss)                                                    $   907      $ (3,514)       $ (2,692)      $ (5,825)
                                                                        -------------- --------------  -------------- --------------

Basic and Diluted loss per share:
Reported net income (loss)                                                   $   0.04      $  (0.26)       $  (0.11)      $  (0.48)
Add back: Goodwill amortization                                                     -           0.12               -           0.25
                                                                        -------------- --------------  -------------- --------------
Adjusted net income (loss)                                                   $   0.04      $  (0.14)       $  (0.11)      $  (0.23)
                                                                        -------------- --------------  -------------- --------------

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

8.       NOTES RECEIVABLE

     At December 30, 2001, $4.7 million of promissory notes were due to us from an unaffiliated third party and are recorded in other assets. The promissory notes earn $1.3 million of annual cash interest and are being accreted to a face value of $12.2 million though interest income. The promissory notes are secured by $12.2 million face value of our outstanding 10.75% senior subordinated debentures due 2009 acquired by the third party. The third party may sell these debentures for cash provided that it satisfies its obligation under its promissory notes.

9.       CONSOLIDATING FINANCIAL STATEMENTS

     The following unaudited consolidating financial statements show separately The Fairchild Corporation and the subsidiaries of The Fairchild Corporation. These financial statements are provided to fulfill public reporting requirements, and present separately the guarantors of the 10 3/4% senior subordinated notes, due 2009, issued by The Fairchild Corporation. The "parent company" provides the results of The Fairchild Corporation on an unconsolidated basis. The guarantors are composed primarily of our domestic subsidiaries, excluding our shopping center in Farmingdale New York, and certain other subsidiaries.

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 30, 2001

                                                             Parent                        Non                         Fairchild
                                                            Company      Guarantors     Guarantors    Eliminations    Historical
                                                          ------------- ------------- --------------- -------------- --------------
Cash                                                           $    67      $  7,138        $  6,708       $      -      $  13,913
Marketable securities                                               71         1,235               -              -          1,306
Accounts receivable (including intercompany), less
allowances                                                       2,441       719,562          92,243      (689,820)        124,426
Inventory, net                                                       -       138,973          50,550              -        189,523
Prepaid and other current assets                                   188        22,516           7,106         37,486         67,296
                                                          ------------- ------------- --------------- -------------- --------------
Total current assets                                             2,767       889,424         156,607      (652,334)        396,464

Investment in subsidiaries                                     899,745             -               -      (899,745)              -
Net fixed assets                                                   493       105,656          35,617              -        141,766
Net assets held for sale                                             -        13,766               -              -         13,766
Investments in affiliates                                           93         3,654               -              -          3,747
Goodwill                                                             -       386,160          32,989              -        419,149
Deferred loan costs                                             11,218            19             697              -         11,934
Prepaid pension assets                                               -        64,931               -              -         64,931
Real estate investment                                               -             -         109,204              -        109,204
Long-term investments                                            (506)         4,472           3,436          (488)          6,914
Other assets                                                    17,806         4,536           2,289              -         24,631
                                                          ------------- ------------- --------------- -------------- --------------
Total assets                                                 $ 931,616   $ 1,472,618       $ 340,839   $(1,552,567)    $ 1,192,506
                                                          ============= ============= =============== ============== ==============

Bank notes payable & current maturities of debt               $  2,250      $  1,611       $  23,394        $     -      $  27,255
Accounts payable (including intercompany)                            2       897,437         231,453    (1,077,298)         51,594
Other accrued liabilities                                     (30,831)        52,087          28,388         37,486         87,130
                                                          ------------- ------------- --------------- -------------- --------------
Total current liabilities                                     (28,579)       951,135         283,235    (1,039,812)        165,979

Long-term debt, less current maturities                        436,250         3,643          33,558              -        473,451
Fair market value of interest rate contract                      9,326             -               -              -          9,326
Other long-term liabilities                                        407        19,979           3,994              -         24,380
Noncurrent income taxes                                        110,962         (629)               -              -        110,333
Retiree health care liabilities                                      -        36,647           4,247              -         40,894
                                                          ------------- ------------- --------------- -------------- --------------
Total liabilities                                              528,366     1,010,775         325,034    (1,039,812)        824,363


Class A common stock                                             3,034             -               -              -          3,034
Class B common stock                                               262             -               -              -            262
Notes due from stockholders                                      (430)       (1,338)               -              -        (1,768)
Paid-in-capital                                                232,820       478,206          83,966      (562,172)        232,820
Retained earnings                                              244,095         6,765        (56,669)         49,905        244,096
Cumulative other comprehensive income                            (456)      (21,790)        (11,492)              -       (33,738)
Treasury stock, at cost                                       (76,075)             -               -          (488)       (76,563)
                                                          ------------- ------------- --------------- -------------- --------------
Total stockholders' equity                                     403,250       461,843          15,805      (512,755)        368,143
                                                          ------------- ------------- --------------- -------------- --------------
Total liabilities & stockholders' equity                     $ 931,616   $ 1,472,618       $ 340,839   $(1,552,567)    $ 1,192,506
                                                          ============= ============= =============== ============== ==============

                      CONSOLIDATING STATEMENTS OF EARNINGS
                   FOR THE SIX MONTHS ENDED DECEMBER 30, 2001

                                                             Parent                        Non                         Fairchild
                                                            Company      Guarantors     Guarantors    Eliminations    Historical
                                                          ------------- ------------- --------------- -------------- --------------
Revenue:
  Net Sales                                                    $     -     $ 250,231       $  81,755      $ (9,078)      $ 322,908
  Rental Revenue                                                     -             -           3,397              -          3,397
  Other Income, net                                                (5)         3,315           1,874              -          5,184
                                                          ------------- ------------- --------------- -------------- --------------
                                                                   (5)       253,546          87,026        (9,078)        331,489

Costs and expenses:
  Cost of sales                                                      -       193,497          59,313        (9,078)        243,732
  Cost of rental revenue                                             -             -           2,534              -          2,534
  Selling, general & administrative                              4,626        48,869          12,502              -         65,997
                                                          ------------- ------------- --------------- -------------- --------------
                                                                 4,626       242,366          74,349        (9,078)        312,263
                                                          ------------- ------------- --------------- -------------- --------------
Operating income (loss)                                        (4,631)        11,180          12,677              -         19,226

Net interest expense (including intercompany)                 (10,215)        30,678           2,534              -         22,997
Investment loss, net                                                 -         (280)               -              -          (280)
Intercompany dividends                                               -          (27)               -             27              -
Decrease in market value of interest rate contract             (2,905)             -               -              -        (2,905)
                                                          ------------- ------------- --------------- -------------- --------------
Earnings (loss) before taxes                                     2,679      (19,805)          10,143             27        (6,956)
Income tax (provision) benefit                                 (1,622)        11,999         (6,146)                         4,231
Equity in earnings of affiliates and subsidiaries              (3,749)            51               -          3,731             33
                                                          ------------- ------------- --------------- -------------- --------------
Net earnings (loss)                                          $ (2,692)     $ (7,755)        $  3,997       $  3,758      $ (2,692)
                                                          ============= ============= =============== ============== ==============

                            CONSOLIDATING CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 30, 2001

                                                             Parent                        Non                         Fairchild
                                                            Company      Guarantors     Guarantors    Eliminations    Historical
                                                          ------------- ------------- --------------- -------------- --------------
 Cash Flows from Operating Activities:
 --------------------------------------
 Net earnings (loss)                                         $ (2,692)     $ (7,755)        $  3,997      $   3,758      $ (2,692)
 Depreciation & amortization                                        21         9,907           5,161              -         15,089
 Amortization of deferred loan fees                                762             1             255              -          1,018
 Unrealized holding loss on interest rate contract               2,904             -               -              -          2,904
 Undistributed (distributed) earnings of affiliates                 18          (51)               -              -           (33)
 Change in assets and liabilities                              (6,309)         (930)         (5,537)         3,758)       (16,534)
                                                          ------------- ------------- --------------- -------------- --------------
 Net cash provided by (used for) operating activities          (5,296)         1,172           3,876              -          (248)

 Cash Flows from Investing Activities:
 Purchase of property, plant and equipment                        (14)       (5,391)         (1,890)              -        (7,295)
 Proceeds received from the sale of fixed assets                     -         3,593             403              -          3,996
 Net proceeds received from investment securities                    -         1,377               -              -          1,377
 Real estate investment                                          (394)             -               -              -          (394)
 Equity investment in affiliates                                     -             -           (375)              -          (375)
 Change in notes receivable                                          -       (3,273)         (1,282)              -        (4,555)
 Proceeds received from net assets held for sale                     -         4,187               -              -          4,187
                                                          ------------- ------------- --------------- -------------- --------------
 Net cash provided by (used for) investing activities            (408)           493         (3,144)              -        (3,059)

 Cash Flows from Financing Activities:
 Proceeds from issuance of debt                                 64,700        17,105             159              -         81,964
 Debt repayments, net                                         (59,491)      (18,178)         (2,377)              -       (80,046)
                                                          ------------- ------------- --------------- -------------- --------------
 Net cash provided by (used for) financing activities            5,209       (1,073)         (2,218)              -          1,918
 Effect of exchange rate changes on cash                             -             -             351              -            351
                                                          ------------- ------------- --------------- -------------- --------------
 Net change in cash                                              (495)           592         (1,135)              -        (1,038)
 Cash, beginning of the year                                       562         6,546           7,843              -         14,951
                                                          ------------- ------------- --------------- -------------- --------------
 Cash, end of the period                                       $    67      $  7,138        $  6,708        $     -       $ 13,913
                                                          ============= ============= =============== ============== ==============

                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2001

                                                             Parent                        Non                         Fairchild
                                                            Company      Guarantors     Guarantors    Eliminations    Historical
                                                          ------------- ------------- --------------- -------------- --------------
Cash                                                          $    562      $  6,546       $   7,843       $      -      $  14,951
Marketable securities                                               71         3,034               -              -          3,105
Accounts receivable (including intercompany), less
allowances                                                       2,336       628,104          84,599      (593,336)        121,703
Inventory, net                                                       -       144,157          44,830              -        188,987
Prepaid and other current assets                                   287        22,134           7,198         32,544         62,163
                                                          ------------- ------------- --------------- -------------- --------------
Total current assets                                             3,256       803,975         144,470       560,792)        390,909

Investment in subsidiaries                                     880,945             -               -  (880,945)                  -
Net fixed assets                                                   501       112,969          35,638              -        149,108
Net assets held for sale                                             -        17,999               -              -         17,999
Investments in affiliates                                           93         2,720               -              -          2,813
Goodwill                                                        15,720       370,440          32,989              -        419,149
Deferred loan costs                                             11,944            20             952              -         12,916
Prepaid pension assets                                               -        65,249               -              -         65,249
Real estate investment                                               -             -         110,505              -        110,505
Long-term investments                                            1,205         3,626           3,436          (488)          7,779
Other assets                                                     2,607         1,335             786         28,710         33,438
                                                          ------------- ------------- --------------- -------------- --------------
Total assets                                                 $ 916,271   $ 1,378,333      $  328,776  $ (1,413,515)    $ 1,209,865
                                                          ============= ============= =============== ============== ==============

Bank notes payable & current maturities of debt              $   2,250      $  1,632       $  22,646       $      -      $  26,528
Accounts payable (including intercompany)                           20       778,541         230,934      (951,870)         57,625
Other accrued liabilities                                     (54,398)        57,839          30,590         61,254         95,285
                                                          ------------- ------------- --------------- -------------- --------------
Total current liabilities                                     (52,128)       838,012         284,170      (890,616)        179,438

Long-term debt, less current maturities                        431,041         5,918          33,571              -        470,530
Fair market value of interest rate contract                      6,422             -               -              -          6,422
Other long-term liabilities                                        405        21,672           3,652              -         25,729
Noncurrent income taxes                                        124,466         (587)             128              -        124,007
Retiree health care liabilities                                      -        37,335           4,551              -         41,886
                                                          ------------- ------------- --------------- -------------- --------------
Total liabilities                                              510,206       902,350         326,072      (890,616)        848,012

Class A common stock                                             3,034             -               -              -          3,034
Class B common stock                                               262             -               -              -            262
Notes due from stockholders                                      (430)       (1,338)               -              -        (1,768)
Paid-in-capital                                                232,820       478,207          83,513      (561,720)        232,820
Retained earnings                                              246,788        25,623        (64,932)         39,309        246,788
Cumulative other comprehensive income                            (334)      (26,509)        (15,877)              -       (42,720)
Treasury stock, at cost                                       (76,075)             -               -          (488)       (76,563)
                                                          ------------- ------------- --------------- -------------- --------------
Total stockholders' equity                                     406,065       475,983           2,704      (522,899)        361,853
                                                          ------------- ------------- --------------- -------------- --------------
Total liabilities & stockholders' equity                     $ 916,271   $ 1,378,333      $  328,776  $ (1,413,515)     $1,209,865
                                                          ============= ============= =============== ==============  =============

                      CONSOLIDATING STATEMENTS OF EARNINGS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

                                                             Parent                        Non                         Fairchild
                                                            Company      Guarantors    Guarantors     Eliminations    Historical
                                                          ------------- ------------- --------------- -------------- --------------
Revenue:
  Net Sales                                                    $     -     $ 227,996       $  72,020     $  (3,549)      $ 296,467
  Rental Revenue                                                     -             -           3,530              -          3,530
  Other Income, net                                                  -         2,011             835              -          2,846
                                                          ------------- ------------- --------------- -------------- --------------
                                                                     -       230,007          76,385        (3,549)        302,843

Costs and expenses:
  Cost of sales                                                      -       175,248          50,937        (3,549)        222,636
  Cost of Rental Revenue                                             -                         2,374              -          2,374
  Selling, general & administrative                              3,439        47,437          11,076              -         61,952
  Amortization of goodwill                                         404         2,128           3,727              -          6,259
                                                          ------------- ------------- --------------- -------------- --------------
                                                                 3,843       224,813          68,114        (3,549)        293,221
                                                          ------------- ------------- --------------- -------------- --------------
Operating income (loss)                                        (3,843)         5,194           8,271              -          9,622

Net interest expense (including intercompany)                  (3,991)        24,899           5,622              -         26,530
Investment income (loss), net                                        -         (181)             805              -            624
Decrease in market value of interest rate contract             (3,545)             -               -              -        (3,545)
                                                          ------------- ------------- --------------- -------------- --------------
Earnings (loss) before taxes                                   (3,397)      (19,886)           3,454              -       (19,829)
Income tax (provision) benefit                                   1,668         9,899         (4,003)              -          7,564
Equity in earnings of affiliates and subsidiaries             (10,355)           181               -         10,355            181
                                                          ------------- ----------------------------- -------------- --------------
Net earnings (loss)                                         $ (12,084)     $ (9,806)       $   (549)      $  10,355      $(12,084)
                                                          ============= ============================= ============== ==============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

                                                           Parent                      Non                            Fairchild
                                                           Company       Guarantors    Guarantors      Eliminations   Historical
                                                          ------------- ------------- --------------- -------------- --------------
 Cash Flows from Investing Activities:
 -------------------------------------
 Net earnings (loss)                                        $ (12,084)     $ (9,806)       $   (549)      $  10,355      $(12,084)
 Depreciation & amortization                                       455        13,073           8,447              -         21,975
 Amortization of deferred loan fees                                690             1             226              -            917
 Unrealized holding loss on interest rate contract               4,356             -               -              -          4,356
 Undistributed (distributed) earnings of affiliates                  -         (181)               -              -          (181)
 Change in assets and liabilities                             (18,556)      (16,312)        (10,992)       (10,355)       (56,215)
                                                          ------------- ------------- --------------- -------------- --------------
 Net cash used for operating activities                       (25,139)      (13,225)         (2,868)              -       (41,232)

 Cash Flows from Investing Activities:
 Purchase of property, plant and equipment                       (158)       (5,908)         (2,277)              -        (8,343)
 Net proceeds received from investment securities                    -         4,040               -              -          4,040
 Equity investment in affiliates                                 (285)             -               -              -          (285)
 Real estate investment                                              -             -         (1,705)              -        (1,705)
 Proceeds received from net assets held for sale                     -         2,081               -              -          2,081
 Proceeds received from the sale of fixed assets                     -           132               -              -            132
                                                          ------------- ------------- --------------- -------------- --------------
 Net cash provided by (used for) investing activities            (443)           345         (3,982)              -        (4,080)

 Cash Flows from Financing Activities:
 Proceeds from issuance of debt                                 25,200           130           5,939              -         31,269
 Debt repayments, net                                                -       (1,229)         (5,541)              -        (6,770)
 Issuance of Class A common stock                                  551             -               -              -            551
 Loans to stockholders                                               -             6               -              -              6
                                                          ------------- ------------- --------------- -------------- --------------
 Net cash provided by (used for) financing activities           25,751       (1,093)             398              -         25,056
 Effect of exchange rate changes on cash                             -             -           1,069              -          1,069
                                                          ------------- ------------- --------------- -------------- --------------
 Net change in cash                                                169      (13,973)         (5,383)              -       (19,187)
 Cash, beginning of the year                                        35        23,063          12,692              -         35,790
                                                          ------------- ------------- --------------- -------------- --------------
 Cash, end of the period                                       $   204      $  9,090       $   7,309        $     -       $ 16,603
                                                          ============= ============= =============== ============== ==============

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

GENERAL

     We are a leading worldwide aerospace and industrial fastener manufacturer and supply chain services provider and, through Banner Aerospace, an international supplier to airlines and general aviation businesses, distributing a wide range of aircraft parts and related support services. Through internal growth and strategic acquisitions, we have become one of the leading suppliers of fasteners to aircraft OEMs, such as Boeing, European Aeronautic Defense and Space Company, General Electric, Lockheed Martin, and Northrop Grumman.

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

CAUTIONARY STATEMENT

     Certain statements in this financial discussion and analysis by management contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: product demand; our dependence on the aerospace industry; reliance on Boeing and European Aeronautic Defense and Space Company; customer satisfaction and quality issues; labor disputes; competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; reduced airline revenues as a result of the September 11, 2001 terrorist attacks on the United States, and their aftermath; the cost and availability of electric power to operate our plants; and the impact of any economic downturns and inflation.

     If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this financial discussion and analysis by management, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not intend to update the forward-looking statements included in this Quarterly Report, even if new information, future events or other circumstances have made them incorrect or misleading.

RESULTS OF OPERATIONS

Consolidated Results

     We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. The following table provides the historical sales and operating income of our segments for the three and six months ended December 30, 2001 and December 31, 2000, respectively.

                                                                     Three Months Ended                Six Months Ended
                                                               -------------------------------  -------------------------------
                                                                  12/30/01        12/31/00         12/30/01        12/31/00
                                                               --------------- ---------------  --------------- ---------------
 SALES BY SEGMENT:
   Aerospace Fasteners Segment                                      $ 143,766       $ 128,010        $ 290,856       $ 253,456
   Aerospace Distribution Segment                                      14,069          20,090           32,052          43,011
                                                               --------------- ---------------  --------------- ---------------
 TOTAL SALES                                                        $ 157,835       $ 148,100        $ 322,908       $ 296,467
                                                               --------------- ---------------  --------------- ---------------

 OPERATING RESULTS BY SEGMENT:
   Aerospace Fasteners Segment                                      $  11,848        $  9,853        $  26,714       $  16,852
   Aerospace Distribution Segment                                         391             412              845           1,699
   Real Estate Operations Segment (a)                                      52           (481)              490              83
   Corporate and Other Segment                                        (3,815)         (4,458)          (8,823)         (9,012)
                                                               --------------- ---------------  --------------- ---------------
 TOTAL OPERATING INCOME (b)                                          $  8,476        $  5,326        $  19,226        $  9,622
                                                               --------------- ---------------  --------------- ---------------

 (a) - Includes rental revenue of $1.7 million and $1.9 million for the three months ended December 30, 2001 and December 31, 2000, respectively, and $3.4 million and $3.5 million for the six months ended December 30, 2001 and December 31, 2000, respectively.
(b) - Includes goodwill amortization of $3.1 million and $6.3 million for the three and six months ended December 31, 2000, respectively.

     Net sales of $157.8 million in the second quarter of fiscal 2002 increased by $9.7 million, or 6.6%, compared to sales of $148.1 million in the second quarter of fiscal 2001. Net sales of $322.9 million in the first six months of fiscal 2002 increased by $26.4 million, or 8.9%, compared to sales of $296.5 million in the first six months of fiscal 2001. Sales in the second quarter and first six months of fiscal 2002 reflected strong growth at our aerospace fasteners segment. Additionally, sales in the second quarter and first six months of fiscal 2002 were favorably affected by approximately $1.7 million and $0.2 million due to the foreign currency impact on our European operations from the Euro strengthening against the U.S. Dollar on a period-to-period basis. Results for the three and six months ended December 31, 2000, included revenue of $2.3 million and $5.5 million, respectively, from an operation in our aerospace distribution segment which was shut down in June 2001. Excluding the results of the shut down operation, net sales would have increased $12.0 million, or 8.2%, for the three months ended December 30, 2001 and $31.9 million, or 11.0%, for the six months ended December 30, 2001, as compared to the same periods of the prior year.

     Gross margin as a percentage of sales was 24.4% and 26.4% in the second quarter of fiscal 2002 and fiscal 2001, respectively, and 24.5% and 24.9% in the first six months of fiscal 2002 and fiscal 2001, respectively. The reduced margins in the fiscal 2002 periods are attributable primarily to a change in product mix resulting from the September 11, 2001 terrorist attacks.

     Selling, general & administrative expense as a percentage of sales was 21.7% and 22.4% in the second quarter of fiscal 2002 and 2001, respectively, and 20.4% and 20.9% in the first six months of fiscal 2002, respectively. The improvement in the fiscal 2002 periods was attributable primarily to the increase in sales and the related economies of scale.

     Rental revenue remained stable in the first six months of fiscal 2002, compared to the first six months of fiscal 2001.

    Other income increased $2.4 million in the first six months of fiscal 2002, compared to the first six months of fiscal 2001, which was due primarily to income recognized from the disposition of future royalty revenues to an unaffiliated third party in exchange for $4.7 million promissory notes.

     Operating income for the three and six months ended December 30, 2001, increased by $3.2 million and $9.6 million, respectively, as compared to the same periods of the prior year. The results for the three and six months ended December 31, 2000, included goodwill amortization of $3.1 million and $6.3 million, respectively, prior to the implementation of a new accounting pronouncement that eliminates goodwill amortization in the current periods. Changes in foreign currency resulted in a favorable effect of approximately $0.2 million on operating income at our European operations in the second quarter of fiscal 2002, as compared to the second quarter of fiscal 2001.

     Net interest expense decreased by $3.5 million, to $23.0 million, in the first six months of fiscal 2002 as compared to the first six months of fiscal 2001. Cash interest expense decreased by $3.3 million in the first six months of fiscal 2002, as compared to the first six months of fiscal 2001, due primarily to lower interest rates.

     We recognized $0.3 million of investment loss in the first six months of fiscal 2002, due primarily to realized losses from investments we liquidated. We recognized $0.6 million of investment income in the first six months of fiscal 2001, due primarily to realized gains from investments we liquidated.

     The fair market value of a ten-year $100 million interest rate contract decreased by $2.9 million in the second quarter of fiscal 2002 and $3.5 million in the second quarter of 2001. The fair market value of the interest rate contract decreased by $2.9 million in the first six months of fiscal 2002 and $3.5 million in the first six months of 2001.

     An income tax benefit of $4.2 million in the first six months of fiscal 2002 represented a 60.1% effective tax rate on pre-tax losses from operations. The tax benefit was higher than the statutory rate, due primarily to lower tax rates on $9.0 million of earnings generated by our foreign operations which utilize net operating loss carry forwards. An income tax benefit of $7.6 million in the first six months of fiscal 2001 represented a 38.1% effective tax rate on pre-tax losses from continuing operations.

     Comprehensive income includes foreign currency translation adjustments, unrealized holding changes in the fair market value of available-for-sale investment securities. For the six months ended December 30, 2001, the foreign currency translation adjustment resulted in a $9.4 million increase, and was offset partially by a $0.4 million decrease in the fair market value of unrealized holding gains on investment securities. For the six months ended December 31, 2000, the foreign currency translation adjustment decreased by $2.6 million, and was offset partially by a $2.1 million increase in the fair market value of unrealized holding gains on investment securities.

Segment Results

Aerospace Fasteners Segment

     Sales in our Aerospace Fasteners segment increased by $15.8 million, or 12.3%, and $37.4 million, or 14.8% in the second quarter and first six months of fiscal 2002, respectively, as compared to the same periods of fiscal 2001. The improvement in the current quarter and six months reflected strong internal growth. Sales at our European operations were favorably affected by approximately $1.7 million in the second quarter and $0.2 million in the first six months of fiscal 2002, as compared to the same periods of the prior year, due to the strengthening of the Euro against the U.S. Dollar. Backlog decreased by $22.3 million in the first six months to $197.7 million at December 30, 2001, and includes an increase of approximately $3.3 million from the strengthening of the Euro against the U.S. Dollar during the six-month period ended December 30, 2001. Our book-to-bill ratio was 91.2% for the first six months of fiscal 2002, reflecting the stronger level of sales and a softening of new orders following the September 11, 2001 terrorist attacks.

     Operating income increased by $2.0 million, or 20.2%, in the second quarter and $9.9 million, or 58.5%, in the first six months of fiscal 2002, as compared to the same periods of fiscal 2001. The improvement in the first six months of fiscal 2002 was due primarily to the increase in sales and related economies of scale. On July 1, 2001, we adopted a new accounting pronouncement that does not require us to amortize goodwill. Goodwill amortization of $2.8 million and $5.7 million was recorded in the second quarter and first six months of fiscal 2001. Operating expenses continue to be monitored as management attempts to efficiently reduce operating costs.

     Recent announcements by our major customers have reinforced our view that projected aircraft build rates will be adversely affected by decreased worldwide demand for travel following September 11, 2001. Accordingly, we believe overall demand for aerospace fasteners will decrease during the last half of fiscal 2002, and our business will be affected by this decreased demand. Nevertheless, we also believe the impact on our business will be partially offset by the supply chain service programs we entered into during the past several years and by the decrease in fastener inventory available to original equipment manufacturers and distributors. In addition, we maintain ongoing efforts to achieve additional saving through cost reductions and further plant rationalization.

Aerospace Distribution Segment

     Sales in our aerospace distribution segment decreased by $6.0 million in the second quarter and $11.0 million in the first six months of fiscal 2002, compared to the same periods in fiscal 2001. Results from the prior three months and six months ended December 31, 2000, included revenue of $2.3 million and $5.5 million from an operation which was shut down in June 2001. Sales in the three and six months ended December 30, 2001, were adversely affected due to the terrorist attacks on September 11, 2001 and have been sluggish since then.

     Operating income remained stable in the second quarter of fiscal 2002 and decreased by $0.9 million in the first six months of fiscal 2002, as compared to the same periods in fiscal 2001. The results for the six months ended December 30, 2001, were hampered by the reduction in revenue and the related economies of scale.

Real Estate Operations Segment

     Our real estate operations segment owns and operates a shopping center located in Farmingdale, New York. Included in operating income was rental revenue of $1.7 million and $1.9 million for the three months ended December 30, 2001 and December 31, 2000, respectively, and $3.4 million and $3.5 million for the six months ended December 30, 2001 and December 31, 2000, respectively. As of December 30, 2001, we have leased approximately 74% of the developed shopping center.

     We reported operating income of $0.1 million and $0.5 million for the second quarter and first six months of fiscal 2002, respectively, compared to an operating loss of $0.5 million for the second quarter of fiscal 2001 and operating income of $0.1 million for the six months ended December 31, 2000. In the second quarter of fiscal 2002, we recorded a charge of $0.2 million to write-off specialized tenant improvements associated with a terminated tenancy. In the second quarter of fiscal 2001, we recorded a charge of $1.0 million to write-off specialized tenant improvements associated with a terminated tenancy.



Corporate

     The operating loss at corporate was reduced by $0.2 million in the first six months of fiscal 2002, compared to the first six months of fiscal 2001, due primarily to an increase in royalty income recognized in the first six months of fiscal 2002. Corporate expenses continue to be closely monitored as management attempts to efficiently reduce general and administrative costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total capitalization as of December 30, 2001 and June 30, 2001 amounted to $868.8 million and $858.9 million, respectively. The six-month change in capitalization included a $3.6 million increase in debt reflecting cash used by our operations, and an increase in equity of $6.3 million which was due primarily to a $9.0 million favorable increase in other comprehensive income, partially offset by our reported net loss.

     We maintain a portfolio of investments classified primarily as available-for-sale securities, which had a fair market value of $8.2 million at December 30, 2001. The market value of these investments decreased by $0.4 million in the six months ended December 30, 2001. There is risk associated with market fluctuations inherent in stock investments, and because our portfolio is not diversified, changes in its value may occur.

     Net cash used for operating activities for the six months ended December 30, 2001 and December 31, 2000 was $0.2 million and $41.2 million, respectively. Working capital uses of cash from operating activities in the first six months of fiscal 2002 included a $14.2 million decrease in accounts payable and other accrued liabilities, a $2.7 million increase in accounts receivable, and a $5.1 million increase in other current assets. The working capital uses of cash were offset partially by $16.3 million of earnings after deducting non-cash expenses of $15.1 million for depreciation, $2.9 million from the reduction in the fair market value of an interest rate contract, and $1.0 million from the amortization of deferred loan fees. The primary use of cash for operating activities in the first six months of fiscal 2001 was a $35.9 million decrease in accounts payable and other accrued liabilities, a $12.6 million increase in inventories, and an $11.4 million increase in other current assets, offset partially by a $16.3 million decrease in accounts receivable.

     Net cash used for investing activities was $3.1 million and $4.1 million for the six months ended December 30, 2001, and December 31, 2000, respectively. In the first six months of fiscal 2002, the primary source of cash was $8.2 million provided from the dispositions of non-core real estate and net assets held for sale, offset by $7.3 million of capital expenditures and a $4.6 increase in notes receivable. In the first six months of fiscal 2001, the primary use of cash included capital expenditures of $8.3 million and costs of $1.7 million for real estate development at our shopping center, offset partially by $6.1 million of cash provided from the sale of investments and dispositions of non-core real estate.

     Net cash provided by financing activities was $1.9 million and $25.1 million for the six months ended December 30, 2001 and December 31, 2000, respectively. Cash used for financing activities in the first six months of fiscal 2002 included $1.9 million of net proceeds from the issuance of additional debt. Cash provided by financing activities in the first six months of fiscal 2001, included $24.5 million of net proceeds from the issuance of additional debt and $0.6 million from the issuance of stock.

     At December 30, 2001, $4.7 million of promissory notes were due to us from an unaffiliated third party and are recorded in other assets. The promissory notes earn $1.3 million of annual cash interest and are being accreted to a face value of $12.2 million though interest income. The promissory notes are secured by $12.2 million face value of our outstanding 10.75% senior subordinated debentures due 2009 acquired by the third party. The third party may sell these debentures for cash provided that it satisfies its obligation under its promissory notes.

     Our principal cash requirements include debt service, capital expenditures, and the payment of other liabilities including postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, cash available from borrowings and additional financing, and proceeds received from dispositions of non-core assets will be adequate to satisfy our cash requirements during the next twelve months.

     We are required under the credit agreement to comply with certain financial and non-financial loan covenants, including maintaining certain interest and fixed charge coverage ratios and maintaining certain indebtedness to EBITDA ratios at the end of each fiscal quarter. Our most restrictive covenant is the interest coverage ratio, which represents the ratio of EBITDA to interest expense, as defined in the credit agreement. At December 30, 2001, the interest coverage ratio was 2.42, which exceeded the minimum requirement of 2.0. Additionally, the credit agreement restricts annual capital expenditures to $40 million during the life of the facility. For the six months ended December 30, 2001, capital expenditures were $7.3 million. Except for assets of our subsidiaries that are not guarantors of the credit agreement, substantially all of our assets are pledged as collateral under the credit agreement. The credit agreement restricts the payment of dividends to our shareholders to an aggregate of the lesser of $0.01 per share or $0.4 million over the life of the agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. At December 30, 2001, we were in compliance with the covenants under the credit agreement.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. We will follow the requirements of this statement for business acquisitions made after June 30, 2001. There were no acquisitions for the quarter ended December 30, 2001.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001. We have adopted SFAS No. 142 on July 1, 2001. As a result of adopting SFAS No. 142, we will no longer amortize goodwill of approximately $12.5 million per year. Using the fair value measurement requirement, rather than the undiscounted cash flows approach, we expect to record an impairment from the implementation of SFAS No. 142. The initial evaluation of reporting units on a fair value basis, as required from the implementation of SFAS No. 142, indicates that an impairment exists at reporting units within our aerospace fasteners segment. Based upon the initial evaluation, the estimated range of impairment is between $60 million to $65 million. However, once impairment is determined at a reporting unit, SFAS No. 142 requires that the amount of goodwill impairment be determined based on what the balance of goodwill would have been if purchase accounting were applied at the date of impairment. We have not completed that analysis, but we expect to complete this analysis prior to June 30, 2002. If the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once an impairment loss is recognized, the adjusted carrying amount of goodwill will become the new accounting basis of goodwill. The actual amount of impairment could be significantly different than the range provided above. We are currently measuring the amount of impairment of goodwill to be recorded from adopting this standard.

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

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives of $2.9 million and $4.4 million, in the six months ended December 30, 2001 and December 31, 2000, respectively, as a result of the fair market value adjustment for our interest rate swap agreement.

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

     In March 2000, the Company issued a floating rate note with a principal amount of $30,750,000. Embedded within the promissory note agreement is an interest rate cap. The embedded interest rate cap limits the 1-month LIBOR interest rate that we must pay on the note to 8.125%. At execution of the promissory note, the strike rate of the embedded interest rate cap of 8.125% was above the 1-month LIBOR rate of 6.61%. Under SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. We are accounting for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument.

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

(In thousands)
Expected Fiscal Year Maturity Date                               2003                               2008
                                                  ----------------------------------------------------------------------
   Type of Interest Rate Contracts                        Interest Rate Cap                  Variable to Fixed
   Variable to Fixed                                           $30,750                            $100,000
   Fixed LIBOR rate                                              N/A                                6.24% (a)
   LIBOR cap rate                                               8.125%                              N/A
   Average floor rate                                            N/A                                N/A
   Weighted average forward LIBOR rate                          2.64%                              4.74%
   Fair Market Value at December 30, 2001                        $27                              $(9,326)

(a) - On February 17, 2003, the bank will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The information required to be disclosed under this Item is set forth in Footnote 5 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report.


Item 2.  Changes in Securities and Use of Proceeds

    At the Annual Meeting held on November 13, 2001, our Stockholders approved the issuance of 86,942 stock options (in the aggregate) to non-employee directors. The shares to be issued pursuant to these stock options will be registered with the Securities and Exchange Commission within a few months. A description of the stock options was included in our Proxy Statement for the November 13, 2001 Annual Meeting.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of our Stockholders was held on November 13, 2001. Seven matters of business were voted upon:

o        Proposal 1 - to elect ten directors for the ensuing year;
o        Proposal 2 - to approve the issuance of 86,942 stock options to non-employee directors;
o        Proposal 3 - to approve the material terms of the fiscal 2002 performance goals and incentive compensation for the Senior Vice President, Tax;
o        Proposal 4 - to approve the material terms of the fiscal 2002 performance goals and incentive compensation for the Chief Financial Officer;
o        Proposal 5 - to approve the material terms of the fiscal 2002 performance goals and incentive compensation for the Executive Vice President;
o        Proposal 6 - to approve the material terms of the fiscal 2002 performance goals and incentive compensation for the President;
o        Proposal 7 - to approve the material terms of the fiscal 2002 performance goals and incentive compensation for the Chief Executive Officer.

     The following tables provide the results of shareholder voting on each proposal, expressed in number of votes:

Proposal 1

Directors:                                     Votes For         Votes Withheld
----------                                    -----------        --------------
 Melville R. Barlow                            42,025,944             3,662,092
 Mortimer M. Caplin                            42,024,044             3,663,992
 Philip David                                  42,025,044             3,662,992
 Robert E. Edwards                             42,030,724             3,657,312
 Steven L. Gerard                              42,027,444             3,660,592
 Harold J. Harris                              42,022,244             3,665,792
 Daniel Lebard                                 42,025,744             3,662,292
 Herbert S. Richey                             42,022,244             3,665,792
 Eric I. Steiner                               40,969,693             4,718,343
 Jeffrey J. Steiner                            40,964,693             4,723,343

                                               Votes For          Votes Against            Abstain            Non-Vote
                                               ----------         -------------            -------            ---------
 Proposal 2                                    41,650,095             3,996,727             41,214                    -
 Proposal 3                                    37,250,214             4,183,500             51,151            4,203,171
 Proposal 4                                    37,264,015             4,173,691             47,159            4,203,171
 Proposal 5                                    37,270,310             4,183,250             31,305            4,203,171
 Proposal 6                                    37,252,838             4,183,250             31,305            4,220,643
 Proposal 7                                    37,251,838             4,205,550             27,477            4,203,171


Item 5.  Other Information

     Articles have appeared in the French press reporting an inquiry by a French magistrate into allegedly improper business transactions involving Elf Acquitaine, a French petroleum company, its former chairman and various third parties, including Maurice Bidermann. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Jeffrey Steiner and that petroleum company. In response to the magistrate's request, Mr. Steiner has submitted written statements concerning the transactions and appeared in person, in France, before the magistrate and others. The magistrate put Mr. Steiner under examination (mis en examen) with respect to this matter and imposed a surety (caution) of ten million French Francs which has been paid. The examining magistrate has notified Mr. Steiner that she intends to transmit the dossier to the Republic prosecutor (procureur de la Republique) for his consideration. However, to date, Mr. Steiner has not been charged.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

        None

(b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended December 30, 2001 for which this report is filed.

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



                                            For THE FAIRCHILD CORPORATION
                                            (Registrant) and as its Chief
                                            Financial Officer:



                                            By:  /s/ JOHN L. FLYNN
                                                 -----------------
                                                     John L. Flynn
                            Senior Vice President and
                             Chief Financial Officer




Date:    February 8, 2002