Form 10-Q
period 2002-03-31
FAIRCHILD CORP
filed 2002-05-10
CIK 9779

28


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


   For the Quarterly Period Ended March 31, 2002 Commission File Number 1-6560


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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
   Title of Class                                                March 31, 2002
   Class A Common Stock, $0.10 Par Value                             22,540,021
   Class B Common Stock, $0.10 Par Value                              2,621,502


--------------------------------------------------------------------------------

        THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002






                                                                           Page
PART I.FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Balance Sheets as of March 31, 2002
          (Unaudited) and June 30, 2001.............................          3

          Condensed Consolidated Statements of Earnings (Unaudited)
          for the Three And Nine Months ended March 31, 2002 and
          April 1, 2001.............................................          5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Nine Months ended March 31, 2002 and April 1, 2001          6

          Notes to Condensed Consolidated Financial Statements (Unaudited)    7

  Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition...................................         19

  Item 3. Quantitative and Qualitative Disclosure About Market Risk          25


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.........................................         27

  Item 2. Changes in Securities and Use of Proceeds.................         27

  Item 5. Other Information.........................................         27

  Item 6. Exhibits and Reports on Form 8-K..........................         27


     All references in this Quarterly Report on Form 10-Q to the terms "we," "our," "us," the "Company" and "Fairchild" refer to The Fairchild Corporation and its subsidiaries. All references to "fiscal" in connection with a year shall mean the 12 months ended June 30.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  March 31, 2002 (Unaudited) and June 30, 2001
                                 (In thousands)

                                     ASSETS

                                                                                             March 31,            June 30,
                                                                                               2002                 2001
                                                                                         ------------------   -----------------
CURRENT ASSETS:                                                                                                     (*)
Cash and cash equivalents, $572 and $1,184 restricted                                            $  13,253           $  14,951
Short-term investments                                                                               1,373               3,105
Accounts receivable-trade, less allowances of $5,895 and $6,951                                    117,683             121,703
Inventories:
   Finished goods                                                                                  146,359             146,416
   Work-in-process                                                                                  30,438              30,813
   Raw materials                                                                                    11,249              11,758
                                                                                         ------------------   -----------------
                                                                                                   188,046             188,987
Prepaid expenses and other current assets                                                           68,659              62,163
                                                                                         ------------------   -----------------
Total Current Assets                                                                               389,014             390,909

Property, plant and equipment, net of accumulated
  depreciation of $175,927 and $156,914                                                            138,379             149,108
Net assets held for sale                                                                            13,907              17,999
Goodwill                                                                                           419,149             419,149
Investments and advances, affiliated companies                                                       3,371               2,813
Prepaid pension assets                                                                              64,849              65,249
Deferred loan costs                                                                                 11,419              12,916
Real estate investment                                                                             108,390             110,505
Long-term investments                                                                                6,731               7,779
Other assets                                                                                        24,920              33,438
                                                                                         ------------------   -----------------
TOTAL ASSETS                                                                                   $ 1,180,129         $ 1,209,865
                                                                                         ------------------   -----------------





*Condensed from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  March 31, 2002 (Unaudited) and June 30, 2001
                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             March 31,            June 30,
                                                                                               2002                 2001
                                                                                         ------------------   -----------------
CURRENT LIABILITIES:                                                                                                (*)
Bank notes payable and current maturities of long-term debt                                      $  26,315           $  26,528
Accounts payable                                                                                    48,386              57,625
Accrued liabilities:
    Salaries, wages and commissions                                                                 28,147              29,894
    Employee benefit plan costs                                                                      4,422               6,421
    Insurance                                                                                       17,696              13,923
    Interest                                                                                        12,422               7,016
    Other accrued liabilities                                                                       31,104              38,031
                                                                                         ------------------   -----------------
Total Current Liabilities                                                                          168,492             179,438

LONG-TERM LIABILITIES:
Long-term debt, less current maturities                                                            466,154             470,530
Fair value of interest rate contract                                                                 7,402               6,422
Other long-term liabilities                                                                         24,611              25,729
Retiree health care liabilities                                                                     40,039              41,886
Noncurrent income taxes                                                                            110,521             124,007
                                                                                         ------------------   -----------------
TOTAL LIABILITIES                                                                                  817,219             848,012

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares
  authorized, 30,347 (30,335 in June) shares issued and
  22,540 (22,528 in June) shares outstanding                                                         3,035               3,034
Class B common stock, $0.10 par value; 20,000 shares authorized, 2,622 shares
   issued and outstanding                                                                              262                 262
Paid-in capital                                                                                    232,788             232,820
Treasury stock, at cost, 7,807 shares of Class A common stock                                     (76,532)            (76,563)
Retained earnings                                                                                  244,602             246,788
Notes due from stockholders                                                                        (1,767)             (1,768)
Cumulative other comprehensive income                                                             (39,478)            (42,720)
                                                                                         ------------------   -----------------
TOTAL STOCKHOLDERS' EQUITY                                                                         362,910             361,853
                                                                                         ------------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 1,180,129         $ 1,209,865
                                                                                         ------------------   -----------------


*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
           For The Three (3) and Nine (9) Months Ended March 31, 2002 and
               April 1, 2001 (In thousands, except per share data)

                                                                             Three Months Ended             Nine Months Ended
                                                                        -----------------------------  -----------------------------
REVENUE:                                                                     03/31/02       04/01/01        03/31/02       04/01/01
                                                                        -------------- --------------  -------------- --------------
   Net sales                                                                 $153,231       $162,358        $476,139       $458,825
   Rental revenue                                                               1,625          1,615           5,023          5,145
   Other income (expense), net                                                  1,357        (1,178)           6,542          1,668
                                                                        -------------- --------------  -------------- --------------
                                                                              156,213        162,795         487,704        465,638
 COSTS AND EXPENSES:
   Cost of goods sold                                                         115,595        119,871         359,327        342,507
   Cost of rental revenue                                                       1,173            981           3,707          3,336
   Selling, general & administrative                                           32,106         32,782          98,105         94,753
   Amortization of intangibles                                                      -          3,125               -          9,384
                                                                        -------------- --------------  -------------- --------------
                                                                              148,874        156,759         461,139        449,980

 OPERATING INCOME                                                               7,339          6,036          26,565         15,658
 Interest expense                                                              12,788         13,553          38,148         40,851
 Interest income                                                              (1,052)          (741)         (3,415)        (1,509)
                                                                        -------------- --------------  -------------- --------------
 Net interest expense                                                          11,736         12,812          34,733         39,342

 Investment income (loss)                                                          30          4,914           (251)          5,538
 Change in fair market value of interest rate contract                          1,924        (3,370)           (980)        (6,915)
                                                                        -------------- --------------  -------------- --------------
 Loss from continuing operations before taxes                                 (2,443)        (5,232)         (9,399)       (25,061)
 Income tax benefit                                                             3,081          1,740           7,312          9,304
 Equity in earnings (loss) of affiliates, net                                   (132)              -            (99)            181
                                                                        -------------- --------------  -------------- --------------
 NET EARNINGS (LOSS)                                                          $   506      $ (3,492)       $ (2,186)      $(15,576)
                                                                        -------------- --------------  -------------- --------------
 Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                                  (5,341)        (6,016)           4,023        (8,586)
    Unrealized holding changes on derivatives                                      14             70              48          (482)
    Unrealized periodic holding changes on securities                           (408)        (2,966)           (829)          (893)
                                                                        -------------- --------------  -------------- --------------
    Other comprehensive loss                                                  (5,735)        (8,912)           3,242        (9,961)
                                                                        -------------- --------------  -------------- --------------
 COMPREHENSIVE INCOME (LOSS)                                                $ (5,229)      $(12,404)        $  1,056      $(25,537)
                                                                        -------------- --------------  -------------- --------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
NET EARNINGS (LOSS)                                                           $  0.02         (0.14)       $  (0.09)      $  (0.62)
                                                                        -------------- --------------  -------------- --------------
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                                $  (0.21)      $  (0.24)         $  0.16      $  (0.34)
    Unrealized holding changes on derivatives                                       -              -               -         (0.02)
    Unrealized periodic holding changes on securities                          (0.02)         (0.12)          (0.03)         (0.04)
                                                                        -------------- --------------  -------------- --------------
    Other comprehensive loss                                                   (0.23)         (0.36)            0.13         (0.40)
                                                                        -------------- --------------  -------------- --------------
 COMPREHENSIVE INCOME (LOSS)                                                $  (0.21)      $  (0.50)         $  0.04      $  (1.02)
                                                                        -------------- --------------  -------------- --------------
Weighted average shares outstanding:
  Basic                                                                        25,158         25,140          25,153         25,114
                                                                        -------------- --------------  -------------- --------------
  Diluted                                                                      25,164         25,140          25,153         25,114
                                                                        -------------- --------------  -------------- --------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
         For The Nine (9) Months Ended March 31, 2002 and April 1, 2001
                                 (In thousands)



                                                                                              3/31/02             4/1/01
                                                                                         ------------------  -----------------
Cash flows from operating activities:
 Net loss                                                                                        $ (2,186)         $ (15,576)
 Depreciation and amortization                                                                      22,659             32,831
 Amortization of deferred loan fees                                                                  1,543              1,392
 Unrealized holding loss on derivatives                                                                980              7,726
 Paid-in kind interest income                                                                        (367)                  -
 Loss (gain) on sale of investments                                                                  1,161            (6,340)
 Undistributed (earnings) loss of affiliates, net                                                       99              (181)
 Change in assets and liabilities                                                                 (14,458)           (56,979)
                                                                                         ------------------  -----------------
 Net cash provided by (used for) operating activities                                                9,431           (37,127)

 Cash flows from investing activities:
 Purchase of property, plant and equipment                                                         (9,151)           (11,341)
 Net proceeds received from the sale of property, plant, and equipment                               3,992              3,539
 Net proceeds received from investment securities                                                      895             10,414
 Real estate investment                                                                              (322)            (1,993)
 Equity investment in affiliates                                                                     (414)              (443)
 Proceeds received from net assets held for sale                                                     4,023              1,936
 Change in notes receivable                                                                        (4,950)                  -
                                                                                         ------------------  -----------------
 Net cash provided by investing activities                                                         (5,927)              2,112

 Cash flows from financing activities:
 Proceeds from issuance of debt                                                                     94,286            123,823
 Debt repayments                                                                                  (99,668)          (107,037)
 Issuance of Class A common stock                                                                        -                714
 Net loans to stockholders'                                                                              -                 75
                                                                                         ------------------  -----------------
 Net cash provided by (used for) financing activities                                              (5,382)             17,575
 Effect of exchange rate changes on cash                                                               180              (553)
                                                                                         ------------------  -----------------
 Net change in cash and cash equivalents                                                           (1,698)           (17,993)
 Cash and cash equivalents, beginning of the year                                                   14,951             35,790
                                                                                         ------------------  -----------------
 Cash and cash equivalents, end of the period                                                     $ 13,253           $ 17,797
                                                                                         ------------------  -----------------





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                        (In thousands, except share data)

1.       FINANCIAL STATEMENTS

     The consolidated balance sheet as of March 31, 2002, and the consolidated statements of earnings and cash flows for the nine months ended March 31, 2002 and April 1, 2001 have been prepared by us, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002, and for all periods presented, have been made. The balance sheet at June 30, 2001 was condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2001 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

2.       EQUITY SECURITIES

     We had 22,540,021 shares of Class A common stock and 2,621,502 shares of Class B common stock outstanding at March 31, 2002. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.

     During the nine months ended March 31, 2002, we issued 12,220 shares of Class A common stock as a result of the pay out of 12,220 deferred compensation units pursuant to our stock option deferral plan. During the nine months ended March 31, 2002, stock warrants entitled to purchase 400,000 shares of our common stock expired.

3.       RESTRICTED CASH

     On March 31, 2002 and June 30, 2001, we had restricted cash of $572 and $1,184, respectively, all of which is maintained as collateral for certain debt facilities and escrow arrangements.

4.       EARNINGS PER SHARE

     The following table illustrates the computation of basic and diluted earnings per share:

                                                                             Three Months Ended             Nine Months Ended
                                                                        -----------------------------  -----------------------------
                                                                           3/31/02        4/1/01          3/31/02        4/1/01
                                                                        -------------- --------------  -------------- --------------
Basic earnings per share:
 Earnings (loss) from continuing operations                                   $   506      $ (3,492)       $ (2,186)     $ (15,576)
                                                                        -------------- --------------  -------------- --------------
 Weighted average common shares outstanding                                    25,158         25,140          25,153         25,114
                                                                        -------------- --------------  -------------- --------------
 Basic earnings (loss) from continuing operations per share                  $   0.02      $  (0.14)       $  (0.09)      $  (0.62)
                                                                        -------------- --------------  -------------- --------------

Diluted earnings per share:
 Earnings (loss) from continuing operations                                   $   506      $ (3,492)       $ (2,186)     $ (15,576)
                                                                        -------------- --------------  -------------- --------------
 Weighted average common shares outstanding                                    25,158         25,140          25,153         25,114
 Options                                                                            6  antidilutive    antidilutive   antidilutive
 Warrants                                                               antidilutive   antidilutive    antidilutive   antidilutive
                                                                        -------------- --------------  -------------- --------------
 Total shares outstanding                                                      25,164         25,140          25,153         25,114
                                                                        -------------- --------------  -------------- --------------
 Diluted earnings (loss) from continuing operations per share                 $  0.02      $  (0.14)       $  (0.09)      $  (0.62)
                                                                        -------------- --------------  -------------- --------------

     Stock options entitled to purchase 2,131,102 and 2,126,154 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months and nine months ended March 31, 2002, respectively. Stock options entitled to purchase 2,118,835 and 2,213,936 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months and nine months ended April 1, 2001, respectively. Stock warrants entitled to purchase 273,000 and 340,293 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months and nine ended March 31, 2002, respectively. Stock warrants entitled to purchase 400,000 and 519,091 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and nine months ended April 1, 2001, respectively. These shares could be dilutive in future periods.

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

     As of March 31, 2002, the consolidated total of our recorded liabilities for environmental matters was approximately $12.4 million, which represented the estimated probable exposure for these matters. It is reasonably possible that our total exposure for these matters could be approximately $16.6 million.

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

6.       BUSINESS SEGMENT INFORMATION

     We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. The following table provides the historical results of our operations for the three and nine months ended March 31, 2002 and April 1, 2001, respectively.

                                                                            Three Months Ended               Nine Months Ended
                                                                      -------------------------------  -----------------------------
                                                                         3/31/02          4/1/01          3/31/02          4/1/01
                                                                      --------------- ---------------  --------------- -------------
  SALES BY SEGMENT:
 Aerospace Fasteners Segment                                               $ 136,960       $ 140,806        $ 427,815      $ 394,262
 Aerospace Distribution Segment                                               16,271          21,552           48,324         64,563
                                                                      --------------- ---------------  --------------- -------------
  TOTAL SALES                                                              $ 153,231       $ 162,358        $ 476,139      $ 458,825
                                                                      --------------- ---------------  --------------- -------------

 OPERATING RESULTS BY SEGMENT:
 Aerospace Fasteners Segment                                               $  10,155        $  9,788        $  36,869      $  26,641
 Aerospace Distribution Segment                                                1,202           1,725            2,048          3,424
 Real Estate Segment (a)                                                         226           (764)              714          (681)
 Corporate and Other Segment                                                 (4,244)         (4,713)         (13,066)       (13,726)
                                                                      --------------- ---------------  --------------- -------------
 TOTAL OPERATING INCOME (b)                                                 $  7,339        $  6,036        $  26,565      $  15,658
                                                                      --------------- ---------------  --------------- -------------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS   BEFORE TAXES:
 Aerospace Fasteners Segment                                                $  9,611        $  9,200        $  35,789      $  24,903
 Aerospace Distribution Segment                                                1,188           1,702            1,992          3,362
 Real Estate Segment                                                           (270)         (1,619)            (990)        (3,223)
 Corporate and Other Segment                                                (12,972)        (14,515)         (46,190)       (50,103)
                                                                      --------------- ---------------  --------------- -------------
 Total loss from continuing operations before taxes                        $ (2,443)       $ (5,232)       $  (9,399)     $ (25,061)
                                                                      --------------- ---------------  --------------- -------------

  ASSETS BY SEGMENT:                                                     3/31/02          6/30/01
                                                                      --------------- ---------------
 Aerospace Fasteners Segment                                               $ 752,524       $ 579,981
 Aerospace Distribution Segment                                               40,153          46,718
 Real Estate Segment                                                         115,551         116,250
 Corporate and Other Segment                                                 271,901         466,916
                                                                      --------------- ---------------
 TOTAL ASSETS                                                            $ 1,180,129     $ 1,209,865
                                                                      --------------- ---------------

 (a) - Includes rental revenue of $1.6 million for both of the three months ended March 31, 2002 and April 1, 2001, and $5.0 million and $5.1 million for the nine months ended March 31, 2002 and April 1, 2001, respectively. (b) - Includes goodwill amortization of $3.1 million and $9.4 million for the three and nine months ended April 1, 2001, respectively.

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. We will follow the requirements of this statement for business acquisitions made after June 30, 2001. There were no acquisitions during the nine months ended March 31, 2002.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001. We have adopted SFAS No. 142 on July 1, 2001. As a result of adopting SFAS No. 142, we will no longer amortize goodwill of approximately $12.5 million per year. Using the fair value measurement requirement, rather than the undiscounted cash flows approach, we expect to record an impairment from the implementation of SFAS No. 142. The initial evaluation of reporting units on a fair value basis, as required from the implementation of SFAS No. 142, indicates that impairments exist at the reporting units within our aerospace fasteners segment. Based upon the initial evaluation, the estimated range of impairment is between $60 million to $65 million. However, once impairment is determined at a reporting unit, SFAS No. 142 requires that the amount of goodwill impairment be determined based on what the balance of goodwill would have been if purchase accounting were applied at the date of impairment. We have not completed that analysis, but we expect to complete this analysis prior to June 30, 2002. If the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once an impairment loss is recognized, the adjusted carrying amount of goodwill will become the new accounting basis of goodwill. The actual amount of impairment could be significantly different than the range provided above. We are currently measuring the amount of impairment of goodwill to be recorded from adopting this standard.

     The following table provides the comparable effects of adoption of SFAS No. 142 for the three and nine months ended March 31, 2002 and April 1, 2001, respectively:

                                                                             Three Months Ended             Nine Months Ended
                                                                        -----------------------------  -----------------------------
                                                                           3/31/02        4/1/01          3/31/02        4/1/01
                                                                        -------------- --------------  -------------- --------------
Reported net income (loss)                                                    $   506      $ (3,492)       $ (2,186)     $ (15,576)
Add back: Goodwill amortization                                                     -          3,125               -          9,384
                                                                        -------------- --------------  -------------- --------------
Adjusted net income (loss)                                                    $   506        $ (367)       $ (2,186)      $ (6,192)
                                                                        -------------- --------------  -------------- --------------

Basic and Diluted loss per share:
Reported net income (loss)                                                   $   0.02      $  (0.14)       $  (0.09)      $  (0.62)
Add back: Goodwill amortization                                                     -           0.12               -           0.37
                                                                        -------------- --------------  -------------- --------------
Adjusted net income (loss)                                                   $   0.02      $  (0.02)       $  (0.09)      $  (0.25)
                                                                        -------------- --------------  -------------- --------------

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

8.       NOTES RECEIVABLE

     At March 31, 2002, $5.3 million of promissory notes were due to us from an unaffiliated third party and are recorded in other assets. The promissory notes earn $1.4 million of annual cash interest and are being accreted to a face value of $12.8 million though interest income. The promissory notes are secured by $12.8 million face value of our outstanding 10.75% senior subordinated debentures due 2009 acquired by the third party. The third party may sell these debentures for cash provided that it satisfies its obligation under its promissory notes.

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

                           CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002

                                                            Parent                         Non                          Fairchild
                                                           Company       Guarantors     Guarantors    Eliminations     Historical
                                                        --------------  ------------   ------------  --------------   -------------
Cash and cash equivalents                                      $    11     $   5,433      $   7,809         $     -      $  13,253
Marketable securities                                               72         1,227             74               -          1,373
Accounts Receivable (including intercompany), less               2,447       671,920         93,597       (650,281)        117,683
allowances
Inventory, net                                                       -       137,798         50,248               -        188,046
Prepaid expenses and other current assets                        1,080        21,316          6,185          40,078         68,659
                                                        --------------  ------------   ------------  --------------   -------------
Total current assets                                             3,610       837,694        157,913       (610,203)        389,014

Investment in Subsidiaries                                     894,775             -              -       (894,775)              -
Net fixed assets                                                   485       104,512         33,382               -        138,379
Net assets held for sale                                             -        13,907              -               -         13,907
Investments in affiliates                                           93         3,278              -               -          3,371
Goodwill                                                             -       386,160         32,989               -        419,149
Deferred loan costs                                             10,834            18            567               -         11,419
Prepaid pension assets                                               -        64,849              -               -         64,849
Real estate investment                                               -             -        108,390               -        108,390
Long-term investments                                               60         3,723          3,436           (488)          6,731
Other assets                                                    17,546         6,446            928               -         24,920
                                                        --------------  ------------   ------------  --------------   -------------
Total assets                                                 $ 927,403    $1,420,587      $ 337,605   $ (1,505,466)     $1,180,129
                                                        --------------  ------------   ------------  --------------   -------------

Bank notes payable & current maturities of debt              $   2,266     $   2,000      $  22,049         $     -      $  26,315
Accounts payable (including intercompany)                            -       880,274        202,510     (1,034,398)         48,386
Other accrued expenses                                        (27,184)        54,957         25,940          40,078         93,791
                                                        --------------  ------------   ------------  --------------   -------------
Total current liabilities                                     (24,918)       937,231        250,499       (994,320)        168,492

Long-term debt, less current maturities                        429,625         3,216         33,313               -        466,154
Fair market value of interest rate contract                      7,402             -              -               -          7,402
Other long-term liabilities                                        407        19,258          4,946               -         24,611
Noncurrent income taxes                                        111,122         (733)            132               -        110,521
Retiree health care liabilities                                      -        37,331          2,708               -         40,039
                                                        --------------  ------------   ------------  --------------  --------------
Total liabilities                                              523,638       996,303        291,598       (994,320)        817,219

Class A common stock                                             3,035             -              -               -          3,035
Class B common stock                                               262             -              -               -            262
Notes due from stockholders                                      (429)       (1,338)              -               -        (1,767)
Paid-in-capital                                                232,788       478,501        108,182       (586,683)        232,788
Retained earnings                                              244,600      (28,332)       (47,691)          76,025        244,602
Cumulative other comprehensive income                            (447)      (24,547)       (14,484)               -       (39,478)
Treasury stock, at cost                                       (76,044)             -              -           (488)       (76,532)
                                                        --------------  ------------   ------------  --------------   -------------
Total stockholders' equity                                     403,765       424,284         46,007       (511,146)        362,910
                                                        --------------  ------------   ------------  --------------   -------------
Total liabilities & stockholders' equity                     $ 927,403    $1,420,587      $ 337,605   $ (1,505,466)     $1,180,129
                                                        --------------  ------------   ------------  --------------   -------------

                      CONSOLIDATING STATEMENTS OF EARNINGS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002

                                                               Parent                        Non                         Fairchild
                                                              Company      Guarantors     Guarantors    Eliminations     Historical
                                                        ---------------   -----------   ------------   -------------   ------------
Revenue:
Net Sales                                                      $     -     $ 367,381      $ 123,002     $  (14,244)      $ 476,139
Rental Revenue                                                       -             -          5,023               -          5,023
Other Income, net                                                  (5)         4,151          2,396               -          6,542
                                                        ---------------   -----------   ------------   -------------   ------------
                                                                   (5)       371,532        130,421        (14,244)        487,704

Costs and expenses:
Cost of sales                                                        -       284,524         89,047        (14,244)        359,327
Cost of rental revenue                                               -             -          3,707               -          3,707
Selling, general & administrative                                6,867        71,921         19,317               -         98,105
                                                        ---------------   -----------   ------------   -------------   ------------
                                                                 6,867       356,445        112,071        (14,244)        461,139
                                                        ---------------   -----------   ------------   -------------   ------------
Operating income (loss)                                        (6,872)        15,087         18,350               -         26,565

Net interest expense (including intercompany)                 (14,112)        44,859          3,986               -         34,733
Investment income (loss), net                                       10         (261)              -               -          (251)
Intercompany dividends                                               -         1,577              -         (1,577)              -
Decrease in market value of interest rate contract                 980             -              -               -            980
                                                        ---------------   -----------   ------------   -------------   ------------
Earnings (loss) before taxes                                     6,270      (31,610)         14,364           1,577        (9,399)
Income tax (provision) benefit                                 (4,177)        21,058        (9,569)                          7,312
Equity in earnings of affiliates and subsidiaries              (4,279)         (152)              -           4,332           (99)
                                                        ---------------   -----------   ------------   -------------   ------------
Net earnings (loss)                                         $  (2,186)    $ (10,704)      $   4,795       $   5,909     $  (2,186)
                                                        ---------------   -----------   ------------   -------------   ------------

                            CONSOLIDATING CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002

                                                               Parent                        Non                         Fairchild
                                                              Company      Guarantors     Guarantors    Eliminations     Historical
                                                        ---------------   -----------   ------------   -------------   -------------
 Cash Flows from Operating Activities:
 Net earnings (loss)                                        $  (2,186)    $ (10,704)      $   4,795       $   5,909     $  (2,186)
 Depreciation & amortization                                        30        14,943          7,686               -         22,659
 Amortization of deferred loan fees                              1,156             2            385               -          1,543
 Unrealized holding (gain) loss on derivatives                     980             -              -               -            980
 Undistributed (distributed) earnings of affiliates               (53)           152              -               -             99
 Change in assets and liabilities                                1,403         (813)        (8,345)         (5,909)       (13,664)
                                                        ---------------   -----------   ------------   -------------   -------------
 Net cash (used for) provided by operating activities            1,330         3,580          4,521               -          9,431

 Cash Flows from Investing Activities:
 Proceeds received from (used for):
    Capital Expenditures                                          (14)       (6,627)        (2,510)               -        (9,151)
    Investment securities, net                                       -           895              -               -            895
 Sale of fixed assets                                                -         3,593            399               -          3,992
    Equity investment in affiliates                              (414)                                                       (414)
    Real estate investment                                           -             -          (322)               -          (322)
    Proceeds received from net assets held for sale                  -         4,023              -               -          4,023
    Change in notes receivable                                    (53)       (4,928)             31               -        (4,950)
                                                        ---------------   -----------   ------------   -------------   -------------
 Net cash (used for) provided by investing activities            (481)       (3,044)        (2,402)               -        (5,927)

 Cash Flows from Financing Activities:
 Proceeds from issuance of debt                                 78,895        14,913            478               -         94,286
 Debt repayments, net                                         (80,295)      (16,562)        (2,811)               -       (99,668)
                                                        ---------------   -----------   ------------   -------------   -------------
 Net cash (used for) provided by financing activities          (1,400)       (1,649)        (2,333)               -        (5,382)
 Effect of exchange rate changes on cash                             -             -            180               -            180
                                                        ---------------   -----------   ------------   -------------   -------------
 Net change in cash                                              (551)       (1,113)           (34)               -        (1,698)
 Cash, beginning of the year                                       562         6,546          7,843               -         14,951
                                                        ---------------   -----------   ------------   -------------   -------------
 Cash, end of the period                                       $    11     $   5,433      $   7,809         $     -      $  13,253
                                                        ---------------   -----------   ------------   -------------   -------------

                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2001

                                                             Parent                        Non                         Fairchild
                                                            Company      Guarantors     Guarantors    Eliminations    Historical
                                                          ------------- ------------- --------------- -------------- --------------
Cash                                                          $    562      $  6,546       $   7,843       $      -      $  14,951
Marketable securities                                               71         3,034               -              -          3,105
Accounts receivable (including intercompany), net                2,336       628,104          84,599      (593,336)        121,703
Inventory, net                                                       -       144,157          44,830              -        188,987
Prepaid and other current assets                                   287        22,134           7,198         32,544         62,163
                                                          ------------- ------------- --------------- -------------- --------------
Total current assets                                             3,256       803,975         144,470      (560,792)        390,909

Investment in subsidiaries                                     880,945             -               -      (880,945)              -
Net fixed assets                                                   501       112,969          35,638              -        149,108
Net assets held for sale                                             -        17,999               -              -         17,999
Investments in affiliates                                           93         2,720               -              -          2,813
Goodwill                                                        15,720       370,440          32,989              -        419,149
Deferred loan costs                                             11,944            20             952              -         12,916
Prepaid pension assets                                               -        65,249               -              -         65,249
Real estate investment                                               -             -         110,505              -        110,505
Long-term investments                                            1,205         3,626           3,436          (488)          7,779
Other assets                                                     2,607         1,335             786         28,710         33,438
                                                          ------------- ------------- --------------- -------------- --------------
Total assets                                                 $ 916,271   $ 1,378,333      $  328,776  $ (1,413,515)    $ 1,209,865
                                                          ------------- ------------- --------------- -------------- --------------

Bank notes payable & current maturities of debt              $   2,250      $  1,632       $  22,646       $      -      $  26,528
Accounts payable (including intercompany)                           20       778,541         230,934      (951,870)         57,625
Other accrued liabilities                                     (54,398)        57,839          30,590         61,254         95,285
                                                          ------------- ------------- --------------- -------------- --------------
Total current liabilities                                     (52,128)       838,012         284,170      (890,616)        179,438

Long-term debt, less current maturities                        431,041         5,918          33,571              -        470,530
Fair market value of interest rate contract                      6,422             -               -              -          6,422
Other long-term liabilities                                        405        21,672           3,652              -         25,729
Noncurrent income taxes                                        124,466         (587)             128              -        124,007
Retiree health care liabilities                                      -        37,335           4,551              -         41,886
                                                          ------------- ------------- --------------- -------------- --------------
Total liabilities                                              510,206       902,350         326,072      (890,616)        848,012

Class A common stock                                             3,034             -               -              -          3,034
Class B common stock                                               262             -               -              -            262
Notes due from stockholders                                      (430)       (1,338)               -              -        (1,768)
Paid-in-capital                                                232,820       478,207          83,513      (561,720)        232,820
Retained earnings                                              246,788        25,623        (64,932)         39,309        246,788
Cumulative other comprehensive income                            (334)      (26,509)        (15,877)              -       (42,720)
Treasury stock, at cost                                       (76,075)             -               -          (488)       (76,563)
                                                          ------------- ------------- --------------- -------------- --------------
Total stockholders' equity                                     406,065       475,983           2,704      (522,899)        361,853
                                                          ------------- ------------- --------------- --------------  -------------
Total liabilities & stockholders' equity                     $ 916,271   $ 1,378,333      $  328,776  $ (1,413,515)     $1,209,865
                                                          ------------- ------------- --------------- --------------  -------------

                      CONSOLIDATING STATEMENTS OF EARNINGS
                     FOR THE NINE MONTHS ENDED APRIL 1, 2001

                                                              Parent                        Non                         Fairchild
                                                             Company     Guarantors     Guarantors     Eliminations    Historical
                                                          ------------- ------------ ---------------- -------------- --------------
Net Sales                                                       $    -     $349,521        $ 115,126     $  (5,822)      $ 458,825

Cost of sales                                                        -      267,441           80,888        (5,822)        342,507
Selling, general & administrative                                5,191       70,020           16,065              -         91,276
Amortization of goodwill                                           606        8,034              744              -          9,384
                                                          ------------- ------------ ---------------- -------------- --------------
                                                                 5,797      345,495           97,697        (5,822)        443,167
                                                          ------------- ------------ ---------------- -------------- --------------
Operating income (loss)                                        (5,797)        4,026           17,429              -         15,658

Net interest expense (including intercompany)                  (6,791)       37,548            8,585              -         39,342
Investment (income) loss, net                                        -        (181)          (5,357)              -        (5,538)
FMV Adj of Interest Rate Contract                                6,915            -                -              -          6,915
                                                          ------------- ------------ ---------------- -------------- --------------
Earnings (loss) before taxes                                   (5,921)     (33,341)           14,201              -       (25,061)
Income tax (provision) benefit                                   3,155       15,019          (8,870)              -          9,304
Equity in earnings of affiliates and subsidiaries             (12,810)          181                -         12,810            181
                                                          ------------- ------------ ---------------- -------------- --------------
Net earnings (loss)                                          $(15,576)   $ (18,141)         $  5,331      $  12,810     $ (15,576)
                                                          ------------- ------------ ---------------- -------------- --------------

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED APRIL 1, 2001

                                                             Parent                        Non                         Fairchild
                                                             Company     Guarantors     Guarantors    Eliminations     Historical
                                                          ------------- ------------ ---------------- -------------- --------------
 Cash Flows from Operating Activities:
 Net earnings (loss)                                        $ (15,576)   $ (18,141)         $  5,331      $  12,810     $ (15,576)
 Depreciation & amortization                                       670       24,426            7,735              -         32,831
 Accretion of discount on long-term liabilities                      -        1,148              227              -          1,375
 Amortization of deferred loan fees                              1,054            2              336              -          1,392
 Unrealized holding (gain) loss on derivatives                   7,726            -                -              -          7,726
 Change in assets and liabilities                             (10,651)     (30,296)         (11,118)       (12,810)       (64,875)
                                                          ------------- ------------ ---------------- -------------- --------------
 Net cash (used for) provided by operating activities         (16,777)     (22,861)            2,511              -       (37,127)

 Cash Flows from Investing Activities:
 Proceeds received from (used for):
    Purchase of PP&E                                                 -      (4,780)          (3,022)              -        (7,802)
    Investment securities, net                                       -       10,510                -              -         10,510
    Equity investment in affiliates                              (443)            -                -              -          (443)
 Change in real estate investment                                    -            -          (1,993)              -        (1,993)
 Change in net assets held for sale                                  -        1,936                -              -          1,936
 Other changes                                                       -         (96)                -              -           (96)
                                                          ------------- ------------ ---------------- -------------- --------------
 Net cash (used for) provided by investing activities            (443)        7,570          (5,015)              -          2,112

 Cash Flows from Financing Activities:
 Proceeds from issuance of debt                                114,174          130            9,519              -        123,823
 Debt repayments, net                                         (95,174)      (1,792)         (10,071)              -      (107,037)
 Issuance of Class A common stock                                  714            -                -              -            714
 Loans to stockholders                                              69            6                -              -             75
                                                          ------------- ------------ ---------------- -------------- --------------
 Net cash (used for) provided by financing activities           19,783      (1,656)            (552)              -         17,575
 Effect of exchange rate changes on cash                             -            -            (553)              -          (553)
                                                          ------------- ------------ ---------------- -------------- --------------
 Net change in cash                                              2,563     (16,947)          (3,609)              -       (17,993)
 Cash, beginning of the year                                        35       23,064           12,691              -         35,790
                                                          ------------- ------------ ---------------- -------------- --------------
 Cash, end of the year                                        $  2,598     $  6,117         $  9,082        $     -      $  17,797
                                                          ------------- ------------ ---------------- -------------- --------------

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

RESULTS OF OPERATIONS

Consolidated Results

     We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. The following table provides the historical sales and operating income of our segments for the three and nine months ended March 31, 2002 and April 1, 2001, respectively.

                                                                     Three Months Ended               Nine Months Ended
                                                               -------------------------------  -------------------------------
                                                                  3/31/02          4/1/01          3/31/02          4/1/01
                                                               --------------- ---------------  --------------- ---------------
  SALES BY SEGMENT:
 Aerospace Fasteners Segment                                        $ 136,960       $ 140,806        $ 427,815       $ 394,262
 Aerospace Distribution Segment                                        16,271          21,552           48,324          64,563
                                                               --------------- ---------------  --------------- ---------------
  TOTAL SALES                                                       $ 153,231       $ 162,358        $ 476,139       $ 458,825
                                                               --------------- ---------------  --------------- ---------------

 OPERATING RESULTS BY SEGMENT:
 Aerospace Fasteners Segment                                        $  10,155        $  9,788        $  36,869       $  26,641
 Aerospace Distribution Segment                                         1,202           1,725            2,048           3,424
 Real Estate Segment (a)                                                  226           (764)              714           (681)
 Corporate and Other Segment                                          (4,244)         (4,713)         (13,066)        (13,726)
                                                               --------------- ---------------  --------------- ---------------
 TOTAL OPERATING INCOME (b)                                          $  7,339        $  6,036        $  26,565       $  15,658
                                                               --------------- ---------------  --------------- ---------------

(a) - Includes rental revenue of $1.6 million in each of the three months ended March 31, 2002 and April 1, 2001, and $5.0 million and $5.1 million for the nine months ended March 31, 2002 and April 1, 2001, respectively. (b) - Includes goodwill amortization of $3.1 million and $9.4 million for the three and nine months ended April 1, 2001, respectively.

     Net sales of $153.2 million in the third quarter of fiscal 2002 decreased by $9.1 million, or 5.6%, compared to sales of $162.4 million in the third quarter of fiscal 2001. Net sales of $476.1 million in the first nine months of fiscal 2002 increased by $17.3 million, or 3.8%, compared to sales of $458.8 million in the first nine months of fiscal 2001. Results for the three and nine months ended April 1, 2001, included revenue of $0.6 million and $6.0 million, respectively, from an operation in our aerospace distribution segment which was shut down in June 2001. Excluding the results of the shut down operation, net sales would have decreased $8.5 million, or 5.2%, for the three months ended March 31, 2002 and increased by $31.9 million, or 5.1%, for the nine months ended March 31, 2002, as compared to the same periods of the prior year. Sales in the first nine months of fiscal 2002 reflected growth at our aerospace fasteners segment due to strong order activity prior to September 11, 2001. Sales in the third quarter of fiscal 2002 were adversely affected by the overall conditions in the aerospace industry, resulting primarily from the events of September 11, 2001. Sales in the third quarter and first nine months of fiscal 2002 were unfavorably affected by approximately $2.7 million and $2.5 million, respectively, from the foreign currency impact on our European operations due to the U.S. Dollar strengthening against the Euro on a period-to-period basis.

     Gross margin as a percentage of sales was 24.6% and 26.2% in the third quarter of fiscal 2002 and fiscal 2001, respectively, and 24.5% and 25.4% in the first nine months of fiscal 2002 and fiscal 2001, respectively. The reduced margins in the fiscal 2002 periods are attributable primarily to a higher volume of sales of lower margin products.

     Selling, general & administrative expense as a percentage of sales was 21.0% and 20.2% in the third quarter of fiscal 2002 and 2001, respectively, and 20.6% and 20.7% in the first nine months of fiscal 2002, respectively. The change in the fiscal 2002 periods was attributable primarily to the volume of sales and the related economies of scale.

     Rental revenue remained stable in the first nine months of fiscal 2002, compared to the first nine months of fiscal 2001.

    Other income increased $4.9 million in the first nine months of fiscal 2002, compared to the first nine months of fiscal 2001. The increase was due primarily to income recognized from the disposition of future royalty revenues to an unaffiliated third party in exchange for $4.9 million of promissory notes secured by $12.8 million face value of our outstanding 10.75% senior subordinated debentures due 2009 acquired by the third party.

     Operating income for the three and nine months ended March 31, 2002, increased by $1.3 million and $10.9 million, respectively, as compared to the same periods of the prior year. The results for the three and nine months ended April 1, 2001, included goodwill amortization of $3.1 million and $9.4 million, respectively, prior to the implementation of a new accounting pronouncement that eliminates goodwill amortization in the current periods. Changes in foreign currency resulted in approximately a $0.3 million unfavorable effect on operating income at our European operations in the third quarter of fiscal 2002, as compared to the third quarter of fiscal 2001.

     Net interest expense decreased by $4.6 million, or 11.7%, and cash interest expense decreased by $4.1 million in the first nine months of fiscal 2002, as compared to the first nine months of fiscal 2001, due primarily to lower interest rates.

     We recognized $0.3 million of investment loss in the first nine months of fiscal 2002. Investment activity included $0.8 million of realized losses from investments we liquidated and a recognized investment impairment of $0.4 million, offset partially by a $0.6 million increase in the fair market value of trading securities and $0.4 million of dividend income. We recognized investment income of $5.5 million in the first nine months of fiscal 2001, due primarily to recognition of gains on investments liquidated.

     We recognized income of $1.9 million in the third quarter of fiscal 2002 and expense of $3.4 million in the third quarter of 2001 from the fair market value adjustment of a ten-year $100 million interest rate contract. The fair market value adjustment of the ten-year $100 million interest rate contract resulted in an expense of $1.0 million in the first nine months of fiscal 2002 and $6.9 million in the first nine months of 2001.

     An income tax benefit of $7.3 million in the first nine months of fiscal 2002 was higher than the statutory rate, due primarily to lower tax rates on $14.3 million of earnings generated by our foreign operations, which utilize net operating loss carry forwards. An income tax benefit of $9.3 million in the first nine months of fiscal 2001 represented a 37.1% effective tax rate on pre-tax losses from continuing operations.

     Comprehensive income includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available-for-sale investment securities. For the nine months ended March 31, 2002, the foreign currency translation adjustment resulted in a $4.0 million increase, and was offset partially by a $0.8 million decrease in the fair market value of unrealized holding gains on investment securities. For the nine months ended April 1, 2001, foreign currency translation adjustments decreased by $12.1 million, the fair market value of unrealized holding gains on investment securities decreased by $0.9 million, and we recorded a $0.5 million decrease in the fair market value of our $100 million interest rate swap agreement due to the cumulative effect of the adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities".

Segment Results

Aerospace Fasteners Segment

     Sales in our Aerospace Fasteners segment decreased by $3.8 million, or 2.7%, in the third quarter and increased by $33.6 million, or 8.5% in the first nine months of fiscal 2002, respectively, as compared to the same periods of fiscal 2001. The improvement in the nine months reflected internal growth, which was partially offset by a reduction in deliveries in the third quarter due to sluggish conditions in the aerospace industry resulting from the September 11, 2001 terrorist attacks. Sales by our European locations were affected unfavorably by approximately $2.7 million in the third quarter and $2.5 million in the first nine months of fiscal 2002, as compared to the same periods of the prior year, due to the strengthening of the U.S. Dollar against the Euro. Our backlog decreased by $10.3 million in the third quarter of fiscal 2002, to $187.4 million at March 31, 2002. Our book-to-bill ratio was 92.0% for the first nine months of fiscal 2002, reflecting the stronger level of shipments and a softening of new orders following the September 11, 2001 terrorist attacks.

     Operating income increased by $0.4 million, or 3.7%, in the third quarter, and $10.2 million, or 38.4%, in the first nine months of fiscal 2002, as compared to the same periods of fiscal 2001. The improvement in the first nine months of fiscal 2002 was due primarily to the increase in sales and related economies of scale and the adoption, on July 1, 2001, of a new accounting pronouncement that does not require us to amortize goodwill. Goodwill amortization of $2.8 million and $8.5 million was recorded in the third quarter and first nine months of fiscal 2001. During the three months ended March 31, 2001, we reduced our work force by approximately 8.0% and paid $0.5 million in severance. Operating expenses continue to be monitored as management attempts to efficiently reduce operating costs.

     Announcements by our major customers have reinforced our view that projected aircraft build rates will be adversely affected by decreased worldwide demand for travel following September 11, 2001. Accordingly, we believe overall demand for aerospace fasteners will decrease during the remainder of calendar 2002, and our business will be affected by this decreased demand. Nevertheless, we also believe the impact on our business will be partially offset by the supply chain service programs we entered into during the past several years and by the decrease in fastener inventory available to original equipment manufacturers and distributors. In addition, we maintain ongoing efforts to achieve additional savings through cost reductions and further plant rationalization.

Aerospace Distribution Segment

     Sales in our aerospace distribution segment decreased by $5.3 million in the third quarter and $16.2 million in the first nine months of fiscal 2002, compared to the same periods in fiscal 2001. Results from the prior three months and nine months ended April 1, 2001, included revenue of $0.6 million and $6.0 million from an operation which was shut down in June 2001. Sales in the three and nine months ended March 31, 2002 were also adversely affected due to the terrorist attacks on September 11, 2001 and have been sluggish since then.

     Operating income decreased by $0.5 million in the third quarter and $1.4 million in the first nine months of fiscal 2002, as compared to the same periods in fiscal 2001. The results for the nine months ended March 31, 2002, were affected by the reduction in revenue. Results from the prior three months and nine months ended April 1, 2001, included an operating loss of $0.3 million and $0.7 million from an operation which was shut down in June 2001.

Real Estate Operations Segment

     Our real estate operations segment owns and operates a shopping center located in Farmingdale, New York. Included in operating income was rental revenue of $1.6 million for each of the three months ended March 31, 2002 and April 1, 2001, respectively, and $5.0 million and $5.1 million for the nine months ended March 31, 2002 and April 1, 2001, respectively. As of March 31, 2002, we have leased approximately 82% of the developed shopping center.

     We reported operating income of $0.2 million and $0.7 million for the third quarter and first nine months of fiscal 2002, respectively, compared to an operating loss of $0.8 million and $0.7 million for the third quarter of fiscal 2001 and nine months ended April 1, 2001. In the three and nine months ended March 31, 2002, we recorded a charge of $0.1 million and $0.4 million, respectively, to write-off specialized tenant improvements associated with terminated tenancies. In the third quarter of fiscal 2001, we recorded a one-time charge of $1.3 million for road improvements. Additionally, in the first nine months of fiscal 2001, we recorded a charge of $1.0 million to write-off specialized tenant improvements associated with a terminated tenancy.

Corporate

     The operating loss at corporate was reduced by $0.7 million in the first nine months of fiscal 2002, compared to the first nine months of fiscal 2001. This improvement was due primarily to an increase of $3.3 million in royalty income recognized in the first nine months of fiscal 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total capitalization as of March 31, 2002 and June 30, 2001 amounted to $855.4 million and $858.9 million, respectively. The nine-month change in capitalization included a $4.6 million decrease in debt reflecting cash provided by our operations, and an increase in equity of $1.1 million which was due primarily to a $3.2 million favorable increase in other comprehensive income, partially offset by our reported net loss.

     We maintain a portfolio of investments classified primarily as available-for-sale securities, which had a fair market value of $8.1 million at March 31, 2002. The market value of these investments decreased by $0.2 million in the nine months ended March 31, 2002. There is risk associated with market fluctuations inherent in stock investments, and because our portfolio is not diversified, changes in its value may occur.

     Net cash provided by operating activities for the nine months ended March 31, 2002, was $9.4 million. The working capital uses of cash in the first nine months of fiscal 2002 included a $10.7 million decrease in accounts payable and other accrued liabilities and a $6.5 million increase in other current assets, offset partially by a $4.0 million decrease in accounts receivable and a $0.9 million decrease in inventory. The working capital uses of cash were offset by $16.3 million of earnings after deducting non-cash expenses of $22.7 million for depreciation, $1.5 million from the amortization of deferred loan fees, and $1.0 million from the reduction in the fair market value of an interest rate contract. Net cash used for operating activities for the nine months ended April 1, 2001, was $37.1 million. The working capital uses of cash in the first nine months of fiscal 2001 included a $22.8 million decrease in accounts payable and other accrued liabilities, a $14.4 million increase in inventories, and a $14.4 million increase in other current assets, offset partially by a $7.4 million decrease in accounts receivable.

     Net cash used for investing activities was $5.9 million for the nine months ended March 31, 2002. In the first nine months of fiscal 2002, the primary source of cash was $8.0 million provided from the dispositions of non-core real estate and net assets held for sale, offset by $9.2 million of capital expenditures and a $5.0 increase in notes receivable. Net cash provided by investing activities was $2.1 million for the nine months ended April 1, 2001. In the first nine months of fiscal 2001, the primary source of cash was $12.4 million provided from the sale of investments and dispositions of non-core real estate, partially offset by $11.3 million of capital expenditures and $1.7 million for real estate development at our Farmingdale shopping center.

     Net cash used by financing activities was $5.4 million for the nine months ended March 31, 2002 and net cash provided by financing activities was $17.6 million for the nine months ended April 1, 2001. Cash from operations was used to reduce debt in the nine months ended March 31, 2001. Cash provided by financing activities in the first nine months of fiscal 2001, included $16.8 million of net proceeds from the issuance of additional debt.

     At March 31, 2002, $5.3 million of promissory notes were due to us from an unaffiliated third party and are recorded in other assets. The promissory notes earn $1.4 million of annual cash interest and are being accreted to a face value of $12.8 million though interest income. The promissory notes are secured by $12.8 million face value of our outstanding 10.75% senior subordinated debentures due 2009 acquired by the third party. The third party may sell these debentures for cash provided that it satisfies its obligation under its promissory notes.

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

     We are required under the credit agreement with our lending institutions, to comply with certain financial and non-financial loan covenants, including maintaining certain interest and fixed charge coverage ratios and maintaining certain indebtedness to EBITDA ratios at the end of each fiscal quarter. Our most restrictive covenant is the interest coverage ratio, which represents the ratio of EBITDA to interest expense, as defined in the credit agreement. At March 31, 2002, the interest coverage ratio was 2.32, which exceeded the minimum requirement of 2.0. Our interest rates vary based upon the consolidated indebtedness to EBITDA covenant, which represents the ratio of total debt to EBITDA, as defined in the credit agreement. At March 31, 2002, our indebtedness to EBITDA ratio increased to 5.42, and will result in a 1/4% increase in our interest rates under the credit agreement during the next quarter. Additionally, the credit agreement restricts annual capital expenditures to $40 million during the life of the facility. For the nine months ended March 31, 2002, capital expenditures were $9.2 million. Except for assets of our subsidiaries that are not guarantors of the credit agreement, substantially all of our assets are pledged as collateral under the credit agreement. The credit agreement restricts the payment of dividends to our shareholders to an aggregate of the lesser of $0.01 per share or $0.4 million over the life of the agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. At March 31, 2002, we were in compliance with the covenants under the credit agreement.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. We will follow the requirements of this statement for business acquisitions made after June 30, 2001. There were no acquisitions during the nine months ended March 31, 2002.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001. We have adopted SFAS No. 142 on July 1, 2001. As a result of adopting SFAS No. 142, we will no longer amortize goodwill of approximately $12.5 million per year. Using the fair value measurement requirement, rather than the undiscounted cash flows approach, we expect to record an impairment from the implementation of SFAS No. 142. The initial evaluation of reporting units on a fair value basis, as required from the implementation of SFAS No. 142, indicates that impairments exist at the reporting units within our aerospace fasteners segment. Based upon the initial evaluation, the estimated range of impairment is between $60 million to $65 million. However, once impairment is determined at a reporting unit, SFAS No. 142 requires that the amount of goodwill impairment be determined based on what the balance of goodwill would have been if purchase accounting were applied at the date of impairment. We have not completed that analysis, but we expect to complete this analysis prior to June 30, 2002. If the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once an impairment loss is recognized, the adjusted carrying amount of goodwill will become the new accounting basis of goodwill. The actual amount of impairment could be significantly different than the range provided above. We are currently measuring the amount of impairment of goodwill to be recorded from adopting this standard.

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

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives, of $1.0 million and $6.9 million, in the nine months ended March 31, 2002 and April 1, 2001, respectively, as a result of the fair market value adjustment for our interest rate swap agreement.

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

(In thousands)
Expected Fiscal Year Maturity Date                               2003                               2008
                                                  ------------------------------  --------------------------------------
   Type of Interest Rate Contracts                        Interest Rate Cap                  Variable to Fixed
   Variable to Fixed                                           $30,750                            $100,000
   Fixed LIBOR rate                                              N/A                                6.24% (a)
   LIBOR cap rate                                               8.125%                              N/A
   Average floor rate                                            N/A                                N/A
   Weighted average forward LIBOR rate                          2.64%                              4.94%
   Fair Market Value at March 31, 2002                           $23                              $(7,402)

(a) - On February 17, 2003, the bank will have a one-time option to elect to cancel the agreement or to do nothing and continue the arrangement, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The information required to be disclosed under this Item is set forth in Footnote 5 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report.


Item 2.  Changes in Securities and Use of Proceeds

    At the Annual Meeting held on November 13, 2001, our Stockholders approved the issuance of 86,942 stock options (in the aggregate) to non-employee directors. On February 15, 2002 the shares to be issued pursuant to these stock options were registered with the Securities and Exchange Commission. A description of the stock options was included in our Proxy Statement for the November 13, 2001 Annual Meeting.

Item 5.  Other Information

     Articles have appeared in the French press reporting an inquiry by a French magistrate into allegedly improper business transactions involving Elf Acquitaine, a French petroleum company, its former chairman and various third parties, including Maurice Bidermann. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Jeffrey Steiner and that petroleum company. In response to the magistrate's request, Mr. Steiner has submitted written statements concerning the transactions and appeared in person, in France, before the magistrate and others. The magistrate put Mr. Steiner under examination (mis en examen) with respect to this matter and imposed a surety (caution) of ten million French Francs which has been paid. The examining magistrate has notified Mr. Steiner that he intends to transmit the dossier to the Republic prosecutor (procureur de la Republique) for his consideration. However, to date, Mr. Steiner has not been charged.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

        None

(b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended March 31, 2002 for which this report is filed.

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



                                            For THE FAIRCHILD CORPORATION
                                            (Registrant) and as its Chief
                                            Financial Officer:



                                            By:  /s/ JOHN L. FLYNN
                                                     John L. Flynn
                            Senior Vice President and
                                                     Chief Financial Officer




Date:    May 9, 2002