Form 10-K
period 2002-06-30
FAIRCHILD CORP
filed 2002-09-26
CIK 9779

85


--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

         For the Year Ended June 30, 2002 Commission File Number 1-6560

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

        Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days [X].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

On August 30, 2002, the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing price of these shares on the New York Stock exchange) was approximately $81.1 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

On August 30, 2002, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

     Class A Common Stock, $0.10 Par Value                 22,540,021
     Class B Common Stock, $0.10 Par Value                  2,621,502

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders' to be held on November 12, 2002, which the Registrant intends to file within 120 days after June 30, 2002, are incorporated by reference into Parts III and IV.

--------------------------------------------------------------------------------

                            THE FAIRCHILD CORPORATION
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2002



PART I                                                                      Page

   Item 1.    Business                                                        3

   Item 2.    Properties                                                     11

   Item 3.    Legal Proceedings                                              11

   Item 4.    Submission of Matters to a Vote of Stockholders                11


PART II

   Item 5.    Market for Common Stock and Related Stockholder Matters        12

   Item 6.    Selected Financial Data                                        14

   Item 7.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                             15

   Item 7A.   Quantitative and Qualitative Disclosures about Market Risk     26

   Item 8.    Financial Statements and Supplementary Data                    27

   Item 9.    Disagreements on Accounting and Financial Disclosure           71


PART III

   Item 5.    Other Information                                              71

   Item 10.   Directors and Executive Officers of the Company                71

   Item 11.   Executive Compensation                                         71

   Item 12.   Security Ownership of Certain Beneficial Owners
              and Management                                                 71

   Item 13.   Certain Relationships and Related Transactions                 71


PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                     72

                           FORWARD-LOOKING STATEMENTS

     Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this Annual Report on Form 10-K. These risks include: product demand; our dependence on the aerospace industry; reliance on Boeing and European Aeronautic Defense and Space Company; customer satisfaction and quality issues; labor disputes; competition; our ability to achieve and execute internal business plans; worldwide political instability; economic growth; reduced airline revenues as a result of the September 11, 2001 terrorist attacks on the United States, and their aftermath; the cost and availability of electric power to operate our plants; and the impact of any economic downturns and inflation.

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

    Lower Manufacturing Costs. In recent years, we have invested significantly in state-of-the-art machinery, employee training and manufacturing techniques, to produce products at the lowest cost while maintaining high quality. This investment in process superiority has resulted in increased capacity, lower break-even levels and faster cycle times, while reducing defect levels and improving responsiveness to customer needs. For example, the customer rejection rate at our aerospace fasteners segment has remained at average levels below 2% over the past several years, which is a significant improvement from historical averages in the mid-1990s of over 15%. We view these continuous improvements as one of the keys to our business success that will allow us to better manage industry cycles.

    Supply Chain Services. Our aerospace industry customers are increasingly requiring additional supply chain management services as they seek to manage inventory and lower their manufacturing costs. In response, we are developing a number of logistics and supply chain management services that we expect will contribute to our growth.

    Capitalize on Global Presence. The aerospace industry is global and customers increasingly seek suppliers with the ability to provide reliable and timely service worldwide. Our acquisition of Kaynar Technologies in April 1999, resulted in our increased manufacturing capabilities in the United States, Europe, and Australia, and increased our sales presence worldwide. Our plants are equipped with cutting-edge manufacturing technology, which allows us to produce customer orders on a worldwide basis using, at each of our facilities, the same specification and quality assurance systems.

     Growth through Acquisitions. Despite a trend toward consolidation, the aerospace fasteners industry remains fragmented. Consolidation has been driven, in part, by the combination of the OEMs as they seek to reduce their procurement costs. We have successfully integrated a number of acquisitions, achieving significant synergies in the process.

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

     Long-Term Customer Relationships. We work closely with our customers to provide high quality engineering solutions accompanied by our superior service levels. As a result, our customer relationships are generally long-term. We continue to benefit from the trend of efforts of OEMs to reduce the number of their suppliers in an effort to lower costs and ensure quality and availability. We have become or been retained as a key supplier to the OEMs and increased our overall share of OEM business. OEMs are increasingly demanding in terms of overall service level, including just-in-time delivery of components to the production line. We believe that our focus on quality and customer service will remain the cornerstone of our relationships with our customers.

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

Recent Developments

     On July 16, 2002 we announced that we signed a definitive agreement to sell our aerospace fasteners business to Alcoa Inc., for approximately $657 million in cash. The actual cash to be received from Alcoa is dependent upon a post-closing adjustment based on the difference in net working capital between March 31, 2002 and the closing date. We may also receive additional cash proceeds up to $50 million, in an earnout formula based on the number of Boeing and Airbus commercial aircraft deliveries during calendar 2003-2006. The sale, which is expected to close before November 30, 2002, is subject to customary conditions, including regulatory approvals and the approval of our shareholders. We will use a portion of the proceeds from the sale to repay our bank debt and commence a tender offer at par to acquire all of our outstanding $225 million, 10.75% senior subordinated notes, due in April, 2009. This tender offer will close concurrently with the closing of the sale to Alcoa. The remaining proceeds from the sale will provide funds for new acquisitions.

Financial Information about Business Segments

    Our business segment information is incorporated herein by reference from
Note 20 of our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Narrative Description of Business Segments

Aerospace Fasteners Segment

    Through our aerospace fasteners segment, we are a leading worldwide manufacturer and distributor of precision fastening systems, components and latching devices used primarily in the construction and maintenance of commercial and military aircraft, as well as applications in other industries, including the automotive, electronic and other non-aerospace industries. Our product range provides our customers with complete fastening solutions by offering engineering and supply chain services across the breadth of our customers' needs. As such, we have created a unique capability that we believe enhances dramatically our status as the industry's premier fastening solutions provider. We also have a substantial position in the distribution/supply chain services segment of the aerospace fasteners industry. The aerospace fasteners segment accounted for 90% of our net sales in fiscal 2002.

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

   Sales and Markets

     The products of our aerospace fasteners segment are sold primarily to domestic and foreign OEMs of airframes and engines, as well as to subcontractors of OEMs, and to the maintenance repair and overhaul market through distributors. Approximately 62% of our aerospace fasteners segment sales are to customers located in the United States. Major customers include OEMs such as Boeing, European Aeronautic Defense and Space Company, and General Electric and their subcontractors, as well as distributors such as Honeywell. Many OEMs have implemented programs to reduce inventories and pursue just-in-time relationships. In response, we expanded our efforts to provide supply chain services through our global customer service units. Sales of $75.6 million to Boeing accounted for approximately 12% of our consolidated sales in fiscal 2002. Also, a large portion of our revenues come from customers providing parts to Boeing, including defense sales, and the European Aeronautic Defense and Space Company, and their subcontractors. Accordingly, we are dependent on the business of those manufacturers.

     Revenues in our aerospace fasteners segment are closely related to aircraft production, which, in turn, is related in part to air miles flown. As OEMs searched for cost cutting opportunities during the aerospace industry recession of 1993-1995, parts manufacturers, including us, accepted lower-priced orders and/or smaller quantity orders to maintain market share, at lower profit margins. However, during recent years, we have been able to provide our major customers with favorable pricing, while maintaining or increasing gross margins by negotiating for larger minimum lot sizes that are more economical to manufacture.

     Fasteners also have applications in the automotive/industrial markets, where numerous special fasteners are required, such as engine bolts, wheel bolts and turbo charger tension bolts. We are actively targeting all markets where precision fasteners are used.

   Manufacturing and Production

     Our aerospace fasteners segment has manufacturing facilities located throughout the world. Each facility has complete production capability. Each plant is designed to produce a specified product or group of products, determined by the production process involved and certification requirements. Our aerospace fasteners segment's largest customers have recognized our quality and operational controls by conferring their advanced quality systems certifications at substantially all of our facilities (e.g. Boeing's D1-9000A). We have received all necessary quality and product approvals from OEMs.

     We have information systems at all of our facilities. The systems perform detailed and timely cost analysis of production by product and facility. Updated IT systems also help us to better service our customers. OEMs require each product to be produced in an OEM-qualified/OEM-approved facility.

   Competition

     Despite intense competition in the industry, we remain the largest manufacturer of aerospace fasteners. Based on calendar 2001 information, the worldwide aerospace fastener market is estimated to be $1.6 billion. We compete with SPS Technologies, LISI, the Huck International division of Alcoa, and multiple other vendors.

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

Aerospace Distribution Segment

     Through our subsidiary Banner Aerospace, Inc., we offer a wide variety of aircraft parts and component repair and overhaul services. The aircraft parts, which we distribute are either purchased on the open market or acquired from OEMs as an authorized distributor. No single distributor arrangement is material to our financial condition. The aerospace distribution segment accounted for 10% of our total sales in fiscal 2002.

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

Real Estate Operations Segment

     Our real estate operations segment owns and operates a 456,000 square foot shopping center located in Farmingdale, New York. Tenants of our shopping center include: Home Depot; Staples; Modell's; Jillian's; Borders Books; Radio Shack; Hallmark; and others. Rental revenue from our real estate operations segment represents approximately 1% of our consolidated revenues. Our real estate operations segment represent approximately 11% of our total assets. As of June 30, 2002, we have leased approximately 92% of the developed shopping center.

Foreign Operations

     Our operations are located throughout the world. Inter-area sales are not significant to the total revenue of any geographic area. Export sales are made by U.S. businesses to customers in non-U.S. countries, whereas foreign sales are made by our non-U.S. subsidiaries. For our sales results by geographic area and export sales, see Note 21 of our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Backlog of Orders

     Backlog is important for all our operations, due to the long-term production requirements of our customers. Our backlog of orders as of June 30, 2002 in the aerospace fasteners segment amounted to approximately $178 million. We anticipate that in excess of 85% of the aggregate backlog at June 30, 2002 will be delivered by June 30, 2003. Often we are awarded long-term agreements by our customers to provide significant quantities of aircraft fastening components over periods ranging generally from three-to-four years. However, amounts related to such agreements are not included in our backlog until our customers specify delivery dates for the fasteners ordered.

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

Personnel

   As of June 30, 2002, we had approximately 4,600 employees. Of these, approximately 2,850 are based in the United States and 1,750 are based in Europe and elsewhere. Approximately 20% of our employees were covered by collective bargaining agreements. Although, in the past, we have had isolated work stoppages in France, these stoppages have not had a material impact on our business. Overall, we believe that relations with our employees are good.

Environmental Matters

    A discussion of our environmental matters is included in Note 19, "Contingencies", to our Consolidated Financial Statements, included in Part II,
Item 8, "Financial Statements and Supplementary Data" and is incorporated herein by reference.

ITEM 2.   PROPERTIES

    As of June 30, 2002, we owned or leased buildings totaling approximately 2,415,000 square feet, of which approximately 1,085,000 square feet were owned and 875,000 square feet were leased. Our aerospace fasteners segment's properties consisted of approximately 1,845,000 square feet, with principal operating facilities of approximately 1,745,000 square feet concentrated in Southern California, Massachusetts, France, Germany and Australia. The aerospace distribution segment's properties consisted of approximately 80,000 square feet, with principal operating facilities of approximately 30,000 square feet located in Georgia. Our real estate operations segment owns a shopping center consisting of approximately 456,000 square feet. We lease our corporate headquarters building at Washington-Dulles International Airport.

    The following table sets forth the location of the larger properties used in our continuing operations, their square footage, the business segment or groups they serve and their primary use. Each of the properties owned or leased by us is, in our opinion, generally well maintained. All of our occupied properties are maintained and updated on a regular basis.

                                      Owned or         Square
 Location                             Leased           Footage   Business Segment/Group        Primary Use
 Farmingdale, New York                 Owned           456,000   Real Estate Operations       Rental
 Saint Cosme, France                   Owned           304,000   Aerospace Fasteners          Manufacturing
 Torrance, California                  Owned           284,000   Aerospace Fasteners          Manufacturing
 Fullerton, California                 Leased          276,000   Aerospace Fasteners          Manufacturing
 City of Industry, California          Owned           140,000   Aerospace Fasteners          Manufacturing
 Stoughton, Massachusetts              Leased          110,000   Aerospace Fasteners          Manufacturing
 Simi Valley, California               Leased           88,000   Aerospace Fasteners          Distribution
 Montbrison, France                    Owned            63,000   Aerospace Fasteners          Manufacturing
 Huntington Beach, California          Owned            58,000   Aerospace Fasteners          Manufacturing
 Hildesheim, Germany                   Owned            57,000   Aerospace Fasteners          Manufacturing
 Kelkheim, Germany                     Owned            55,000   Aerospace Fasteners          Manufacturing
 Toulouse, France                      Owned            52,000   Aerospace Fasteners          Manufacturing
 Dulles, Virginia                      Leased           34,000   Corporate                    Office
 Atlanta, Georgia                      Leased           29,000   Aerospace Distribution       Distribution
 Oakleigh, Australia                   Leased           24,000   Aerospace Fasteners          Manufacturing

     We have several parcels of property located primarily throughout the United States, which we are attempting to market, lease and/or develop.

     Information concerning our long-term rental obligations at June 30, 2002, is set forth in Note 18 to our Consolidated Financial Statements, included in
Item 8, "Financial Statements and Supplementary Data", and is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS

    A discussion of our legal proceedings is included in Note 19, "Contingencies", to our Consolidated Financial Statements, included in Part II,
Item 8, "Financial Statements and Supplementary Data", of this annual report and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

     Our Class A common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol FA. Our Class B common stock is not listed on any exchange and is not publicly traded. Class B common stock can be converted to Class A common stock at any time at the option of the holder.

     Information regarding the quarterly price range of our Class A common stock is incorporated herein by reference from Note 23 of our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

     We are authorized to issue 5,141,000 shares of our Class A common stock under our 1986 non-qualified stock option plan, and 250,000 shares of our Class A common stock under our 1996 non-employee directors stock option plan. At the beginning of the fiscal year, we had 368,131 shares available to grant under the 1986 non-qualified stock option plan and 127,000 shares available to grant under the 1996 non-employee directors stock option plan. At the end of the fiscal year, we had 181,859 shares available to grant under the 1986 non-qualified stock option plan and 188,000 shares available to grant under the 1996 non-employee directors stock option plan. Information regarding our stock option plans is incorporated herein by referenced from Note 13 of our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Holders of Record

     We had approximately 1,143 and 37 record holders of our Class A and Class B common stock, respectively, at August 30, 2002.

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

     We have decided to sell our Fairchild Fasteners business for approximately $657 million in cash to Alcoa Inc. In the event the transaction is consummated, the agreement between us and Alcoa provides that, for a period of five years after the closing, we will maintain our corporate existence, take no action to cause our own liquidation or dissolution and take no action to declare or pay any dividends on our common stock; provided, however, that we may engage in a merger or sale of substantially all of our assets to a third party that assumes our obligations under the acquisition agreement and that such provision of the agreement shall not prevent us from exercising our fiduciary duties to our stockholders.

Sale of Unregistered Securities

     There were no sales or issuance of unregistered securities in the last fiscal quarter for the 2002 fiscal year. Sales or issuance of unregistered securities in previous fiscal quarters were reported on Form 10-Q for each such quarter.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table provides information as of June 30, 2002, with respect to compensation plans under which our equity securities are authorized for issuance.

                                                                           Number of
                                                                         securities to      Weighted        Number of
                                                                        be issued upon      average        securities
                                                                          exercise of   exercisie price     remaining
                                                                          outstanding    of outstanding   available for
                                                                            options         options      future issuance
                                                                        -------------------------------------------------
Equity compensation plans approved by shareholders                            1,504,770          $  9.09         369,859
Equity compensation plans not approved by shareholders (a)                      612,652          $  9.39               -
                                                                        -------------------------------------------------
Total                                                                         2,117,422          $  9.18         369,859
                                                                        -------------------------------------------------

(a) Upon our April 8, 1999 merger with Banner Aerospace, all of Banner Aerospace's stock options then issued and outstanding were converted into the right to receive 870,315 shares of our common stock. Since April 8, 1999, 30,984 shares were issued upon the exercise of stock options and 226,679 shares expired. All of the remaining stock options converted from the Banner Aerospace stock option plan are fully vested and expire at various intervals between September 2002 and June 2005.

ITEM 6.  SELECTED FINANCIAL DATA

                           Five-Year Financial Summary
                                               (In thousands, except per share data)

                                                                                    For the years ended June 30,
                                                                 -------------------------------------------------------------------
Summary of Operations:                                              2002          2001          2000          1999          1998
                                                                 -----------   -----------   -----------   -----------   -----------
 Net sales                                                        $ 624,093     $ 622,812     $ 635,361     $ 617,322     $ 741,176
 Rental revenue                                                       6,679         7,030         3,583           364             -
 Gross profit                                                       153,591       158,882       164,432       112,468       186,506
 Operating income (loss)                                             26,835        21,303        23,243      (45,911)        45,443
 Net interest expense                                                46,756        55,716        44,092        30,346        42,715
 Earnings (loss) from continuing operations                        (10,240)      (15,000)        21,764      (23,507)        52,399
 Earnings (loss) per share from continuing operations:
   Basic                                                           $ (0.41)      $ (0.60)       $  0.87       $(1.03)       $  2.78
   Diluted                                                           (0.41)        (0.60)          0.87        (1.03)          2.66
 Other Data:
 Capital expenditures                                                11,922        16,384        27,339        30,142        36,029
 Cash provided by (used for) operating activities                    18,840      (39,537)      (67,072)        23,268      (85,231)
 Cash provided by (used for) investing activities                   (9,796)         4,093        90,372      (99,157)        43,614
 Cash provided by (used for) financing activities                   (9,654)        15,437      (41,373)        81,218        74,088
 Balance Sheet Data:
 Total assets                                                       970,646     1,161,616     1,267,420     1,328,786     1,157,259
 Long-term debt, less current maturities                            437,917       470,530       453,719       495,283       295,402
 Stockholders' equity                                               228,016       361,853       402,113       407,500       473,559
  per outstanding common share                                      $  9.06       $ 14.39       $ 16.05       $ 16.38       $ 20.54

     Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The comparable earnings (loss) from continuing operations, as adjusted for the effects to eliminate goodwill amortization in each of the four years prior to 2002 would be: $(2,494), or $(0.10) per share, in 2001; $34,338, or $1.37 per share, in 2000; $(16,990), or $(0.75) per share in 1999; and $57,868, or $2.94 per share, in 1998.

     Fiscal 2000 includes a $28.6 million pre-tax gain from the disposition of our equity investment in Nacanco Paketleme, our Camloc Gas Springs Division and a smaller equity investment. Fiscal 1999 includes a $41.4 million pre-tax loss on the dispositions of Solair and Dallas Aerospace. Fiscal 1998 includes a $124.0 million pre-tax gain from the disposition of Banner Aerospace's hardware group. The results of Solair are included until its disposition in December 1998. The results of Dallas Aerospace are included until its disposition in November 1999. These transactions materially affect the comparability of the information reflected in the selected financial data.

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

CRITICAL ACCOUNTING POLICIES

     On December 12, 2001, the Securities and Exchange Commission issued Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. In response to Release No. 33-8040, we reviewed our accounting policies. The following areas require the use of judgments and estimates: the valuation of long-lived assets, pension and postretirement benefits, deferred income taxes, environmental and litigation accruals and revenue recognition. Estimates in each of these areas are based on historical experience and a variety of assumptions that we believe are appropriate. Actual results may differ from these estimates.

     Valuation of Long-Lived Assets: We review our long-lived assets for impairment, including property, plant and equipment, and identifiable intangibles with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows will be greater than the carrying amount of our assets. Impairment is measured based on the difference between the carrying amount of our assets and their estimated fair value.

     Pension and Postretirement Benefits: We have defined benefit pension plans covering most of our employees. Employees in our foreign subsidiaries may participate in local pension plans, for which our liability is in the aggregate insignificant. Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. The accumulated benefit obligation for pensions and postretirement benefits was determined using a discount rate of 7.125% at June 30, 2002 and 7.25% at June 30, 2001. The effect of such change resulted in an increase to the accumulated benefit obligation in 2002. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. For measurement purposes, we assumed a 10.0% annual rate of increase in the per capita claims cost of covered health care benefits for 2002. The rate was assumed to decrease to 5.0% in 2003 and remain at that level thereafter.

     Deferred Income Taxes: Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     Environmental Matters: Our operations are subject to stringent government imposed environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have not had a material effect on our financial condition, results of operations, or net cash flows, although we have expended, and can be expected to expend in the future, significant amounts for the investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters, particularly in our aerospace fasteners segment.

     In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition. In addition, we have identified several areas of potential contamination related to other facilities owned, or previously owned, by us, that may require us either to take corrective action or to contribute to a clean-up. We are also a defendant in certain lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters, and we have been alleged to be a potentially responsible party at various "superfund" sites. We believe that we have recorded adequate reserves in our financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any environmental liability, unless such parties are contractually obligated to contribute and are not disputing such liability.

     Legal Matters: We are involved in various other claims and lawsuits incidental to our business. We, either on our own or through our insurance carriers, are contesting these matters. In the opinion of management, the ultimate resolution of the legal proceedings will not have a material adverse effect on our financial condition, future results of operations, or net cash flows.

     Revenue Recognition: Sales and related costs are recognized upon shipment of products and/or performance of services, when collection is probable. Sales and related cost of sales on long-term contracts are recognized as products are delivered and services performed, as determined by the percentage of completion method. Lease and rental revenue are recognized on a straight-line basis over the life of the lease. Shipping and handling amounts billed to customers are classified as revenues.

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

     On September 3, 1999, we completed the disposal of our Camloc Gas Springs division to a subsidiary of Arvin Industries Inc. for approximately $2.7 million. In addition, we received $2.4 million from Arvin Industries for a covenant not to compete. We recognized a $2.0 million nonrecurring pre-tax gain from this disposition. We decided to dispose of the Camloc Gas Springs division in order to concentrate our focus on our operations in the aerospace industry.

     On December 1, 1999, we disposed of substantially all of the assets and certain liabilities of our Dallas Aerospace subsidiary to United Technologies Inc. for approximately $57.0 million. No gain or loss was recognized from this transaction, as the proceeds received approximated the net carrying value of these assets. Approximately $37.0 million of the proceeds from this disposition were used to reduce our bank term indebtedness and our interest expense. As a result of this transaction, we reported a reduction in revenues of $21.7 million and operating income of $2.1 million for the nine months ended April 1, 2001, as compared to the nine months ended April 2, 2000. We estimated that the market base for the older-type of engines that we were selling was shrinking, and that we would be required to invest a substantial amount of cash to purchase newer-type of engines to maintain market share. The opportunity to exit this business presented us with an opportunity to improve cash flows by reducing our indebtedness by $37.0 million, and by preserving our cash, which would otherwise have had to have been invested to upgrade our inventory.

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

  Consolidated Results

     We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. The results of Camloc Gas Springs division, prior to its disposition, were included in the Corporate and Other classification. The following table provides the historical sales and operating income of our operations for fiscal 2002, 2001 and 2000. The following table also illustrates sales and operating income of our operations by segment, on an unaudited pro forma basis, for fiscal 2000, as if we had operated in a consistent manner in each of the reported periods. The pro forma results represent the impact of our dispositions of Dallas Aerospace in December 1999 and Camloc Gas Springs in September 1999, as if these transactions had occurred at the beginning of fiscal 2000. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if these transactions had been in effect since the beginning of fiscal 2000, nor is it necessarily indicative of our future results.

(In thousands)                                                          Actual                        Pro Forma
                                                      ------------------------------------------    --------------
                                                          2002          2001            2000              2000
                                                      ------------------------------------------    --------------
 Sales by Segment:
     Aerospace Fasteners Segment                        $ 560,796     $ 536,904       $ 533,620         $ 533,620
     Aerospace Distribution Segment                        63,297        85,908         101,002            79,308
     Corporate and Other                                        -             -             739                 -
                                                      ------------------------------------------    --------------
     Total Sales                                          $ 624,093     $ 622,812     $ 635,361         $ 612,928
                                                      ------------------------------------------    --------------

 Operating Income (Loss) by Segment:
     Aerospace Fasteners Segment                           $ 41,581      $ 37,008      $ 33,909          $ 33,909
     Aerospace Distribution Segment                           2,579         2,499         7,758             5,707
     Real Estate Operations Segment (a)                       1,076         (138)         1,033             1,033
     Corporate and Other                                   (18,401)      (18,066)      (19,457)          (19,470)
                                                      ------------------------------------------    --------------
     Total Operating Income (Loss) (b) (c)                 $ 26,835      $ 21,303      $ 23,243          $ 21,179
                                                      ------------------------------------------    --------------

(a) Includes rental revenue of $6.7 million, $7.0 million, and $3.6 million in fiscal 2002, 2001 and 2000, respectively. (b) Fiscal 2000 results include restructuring charges of $8.6 million in the aerospace fasteners segment (c) Fiscal 2002 results include one-time impairment expenses of $3.0 million in the aerospace fasteners segment and $0.4 million in the real estate operations segment. Fiscal 2001 results includes one-time impairment charges of $1.1 million in the aerospace fasteners segment, $2.4 million in the aerospace distribution segment, and $2.5 million in the real estate operations segment.

     Net sales of $624.1 million in 2002 increased by $1.3 million, or 0.2%, compared to sales of $622.8 million in 2001. Results for the 2001 included revenue of $8.4 million from an operation in our aerospace distribution segment, which was shut down in June 2001. Excluding the results of the shut down operation, net sales would have increased by $9.7 million, or 1.6%, in 2002, as compared to 2001. Sales in 2002 reflected growth at our aerospace fasteners segment due to strong order activity prior to September 11, 2001. Net sales of $622.8 million in 2001 decreased by $12.6 million, or 2.0%, compared to sales of $635.4 million in 2000. The results for 2000, included revenue of $22.4 million from Dallas Aerospace and the Camloc Gas Springs division prior to their respective dispositions. On a pro forma basis, adjusting for the 2000 dispositions, net sales increased by $9.9 million for 2001, as compared to 2000.

    Rental revenue was $6.7 million in 2002, $7.0 million in 2001, and $3.6 million in 2000. Rental revenue decreased slightly in 2002, due to a decrease in the amount of space leased to tenants during the year. Rental revenue was higher in the 2001 and 2000 periods due to an increase in the amount of space leased to tenants.

     Gross margin as a percentage of sales was 24.3%, 25.1%, and 25.7% in 2002, 2001, and 2000, respectively. The changes in gross margin in 2002 are attributable primarily to a higher volume of sales of lower margin products. The changes in gross margin in 2001 are attributable to a change in product mix as a result of dispositions.

     Selling, general & administrative expense as a percentage of sales was 20.6%, 20.1%, and 20.6%, in 2002, 2001, and 2000, respectively.

     Other income decreased $0.9 million in 2002, as compared to 2001, and was offset partially by income recognized from the disposition of future royalty revenues to an unaffiliated third party in exchange for promissory notes secured by $12.8 million face value of our outstanding 10 3/4% senior subordinated debentures due 2009 acquired by the third party. Other income decreased $4.9 million in 2001, as compared to 2000. The decrease in 2001 was due primarily to $5.1 million of income recognized from the disposition of non-core property in 2000, and a $0.7 million loss recognized from the disposition of non-core property during 2001.

     An impairment charge of $3.4 million and $5.9 million was recorded in 2002 and 2001, respectively. The fiscal 2002 impairment charge included $3.0 million to write down the long-lived assets of a small airframe component manufacturing operation at our aerospace fasteners segment that we are attempting to sell and $0.4 million to write-off of former tenant improvements at our shopping center. The fiscal 2001 impairment charge included $2.4 million due to the closing of a small subsidiary at our aerospace distribution segment, of which $1.7 million represented the write-off of goodwill, and $0.4 million represented severance payments. Additionally, the fiscal 2001 impairment charge also included a write-off of approximately $2.4 million of improvements at our shopping center, and a $1.1 million for the write-off of leasehold improvements from the relocation of our domestic distribution facility in our aerospace fasteners segment.

     In fiscal 2000, we recorded $8.6 million of restructuring charges as a result of the integration of Kaynar Technologies, acquired in April 1999, into our aerospace fasteners segment. All of the charges recorded were a direct result of product and plant integration costs incurred as of June 30, 2000. These costs were classified as restructuring and were the direct result of formal plans to move equipment, close plants and to terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs.

     Operating income of $26.8 million in 2002 increased $5.5 million, or 26.0%, compared to operating income of $21.3 million in 2001. The 2001 results included goodwill amortization of $12.5 million, prior to the implementation of a new accounting pronouncement that eliminates goodwill amortization in the 2002 period. Operating income of $21.3 million in 2001 decreased by $1.9 million as compared to operating income of $23.2 million in 2000. The results in fiscal 2000 included $2.1 million of operating income from Dallas Aerospace, prior to its disposition and $5.1 million of income recognized from the disposition of non-core property, offset partially by restructuring charges of $7.5 million. Operating income in fiscal 2001 was adversely affected by the impairment charge of $5.9 million.

     Net interest expense decreased by $9.0 million, or 16.1%, and cash interest expense decreased by $5.8 million in fiscal 2002, as compared to fiscal 2001, due primarily to lower interest rates on our variable rate debt. Net interest expense increased $11.6 million in fiscal 2001 as compared to fiscal 2000. However, cash interest expense of $50.5 million in 2001 actually decreased by $4.1 million, as compared to cash interest expense of $54.5 million in 2000. We recognized interest expense of $3.5 million in 2001, as compared to $1.0 million in 2000, resulting from $30.8 million borrowed in March 2000, and we capitalized $5.8 million of interest expense in fiscal 2000 from real estate development activities at our shopping center in Farmingdale, New York.

     We recorded a net investment loss of $1.0 million in 2002, and investment income of $8.4 million in 2001 and $9.9 million in 2000. The investment results in fiscal 2002 included a $2.3 million write down for impaired investments and a $0.8 million loss on investments sold, offset partially by $1.6 million of dividend income and a $0.5 million increase in the fair market value of trading securities. Investment income in 2001 and 2000 was due primarily to recognition of gains on investments liquidated.

     The fair market value adjustment of our position in a ten-year $100 million interest rate contract decreased by $4.6 million in fiscal 2002 and $5.6 million in 2001. The fair market value adjustment of this agreement will generally fluctuate, based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest hedge contract will increase and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest hedge contract will decrease, and we will record income.

    Nonrecurring income of $28.6 million in fiscal 2000 resulted from $25.7 million, $2.0 million, and $0.9 million gains recognized on the disposition of our equity investment in Nacanco Paketleme, our Camloc Gas Springs division and a smaller equity investment, respectively.

     We recorded an income tax benefit of $15.4 million in fiscal 2002, representing a 60.3% effective tax rate benefit on pre-tax losses from continuing operations. The tax benefit was higher than the statutory rate due primarily to the reversal of $14.0 million of tax accruals no longer required. We recorded an income tax benefit of $16.5 million in fiscal 2001, representing a 52.3% effective tax rate on pre-tax losses from continuing operations. The tax benefit was higher than the statutory rate due primarily to the reversal of $3.5 million of tax accruals no longer required. We recorded an income tax benefit of $4.4 million in fiscal 2000 on earnings from continuing operations of $17.7 million. A tax benefit was recorded due primarily to a change in the estimate of required tax accruals.

     Equity in earnings of affiliates decreased by $0.2 million in 2002, compared to 2001 and improved by $0.5 million in 2001 compared to 2000. The decrease in 2002 reflected $0.1 million of equity losses in 2002 as compared to equity income of $0.1 million in 2001. The improvement in 2001 was attributable primarily to $0.1 million of income in 2001, as compared to $0.3 million of losses from small start-up ventures in 2000.

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

     In 2002, we recorded a goodwill impairment charge of $144.6 million from the implementation of SFAS No. 142, presented as a cumulative effect of change in accounting, as of the beginning of our fiscal year. All of the impairment charge relates to the three operating units within our aerospace fasteners segment. No tax effect was recognized on the change in accounting for goodwill. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, goodwill will be tested for impairment annually, or immediately if conditions indicate that such an impairment could exist. All of our goodwill has been deemed to have an indefinite life, and as a result of adopting SFAS No. 142, we ceased amortizing goodwill. Prior to the implementation of SFAS No. 142, we recognized amortization expense for goodwill of $12.5 million and $12.6 million, in 2001 and 2000, respectively.

     Comprehensive income (loss) includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available-for-sale investment securities. The fair market value of available-for-sale securities, on an after-tax basis, declined by $0.6 million, $1.0 million, and $4.0 million, in 2002, 2001 and 2000, respectively. The changes in 2001 and 2000 reflect primarily gains realized from the liquidation of investments. Foreign currency translation adjustments improved by $21.6 million in 2002, which reflected the strengthening of the EURO to the U.S. Dollar. Foreign currency translation adjustments decreased by $24.5 million, and $10.1 million in 2001 and 2000, respectively, due to the strengthening of the U.S. Dollar against the EURO.

     We are currently evaluating a change in our method of accounting for our inventory costing at two of our domestic aerospace fasteners manufacturing operations from the last-in, first-out ("LIFO") method, to the first-in, first-out ("FIFO") method. Inventories accounted for using the LIFO method represented only 15.6% of our total inventory. If we were to implement this change in method of inventory costing we will be required to retroactively restate our financial statements for the years ended June 30, 2000 and June 30, 2001, which were audited by Arthur Andersen LLP. Since Arthur Andersen is no longer issuing audit opinions, our current auditors would be required to reaudit our financial statements for the periods ended June 30, 2000 and June 30, 2001.

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

   Segment Results

  Aerospace Fasteners Segment

     Sales in our Aerospace Fasteners segment increased by $23.9 million, or 4.4%, in 2002, as compared 2001. The improvement reflected internal growth, which was partially offset by a reduction in deliveries in the third and fourth quarters due to retrenchment in the aerospace industry following the September 11, 2001 terrorist attacks. Our backlog decreased by $42.1 million in 2002, to $177.9 million at June 30, 2002. Our book-to-bill ratio was 91.6% in fiscal 2002, reflecting the softening of new orders following September 11, 2001. Sales in our Aerospace Fasteners segment increased by $3.3 million, or 0.6%, in 2001, as compared to 2000. Sales by our European operations were adversely affected by approximately $24.4 million in 2001, compared to 2000, due to the foreign currency impact from the U.S. dollar strengthening against the Euro.

     Operating income increased by $4.6 million, or 12.4%, in 2002, as compared to 2001. The improvement in 2002 was due primarily to the increase in sales and related economies of scale and the adoption, as of July 1, 2001, of a new accounting pronouncement that does not require us to amortize goodwill. Goodwill amortization of $11.3 million was recorded in 2001. We also recorded an impairment charge of $3.0 million to write down the long-lived assets of a small airframe manufacturing operation at our aerospace fasteners segment, that we are attempting to sell. Operating income increased by $3.1 million in 2001, compared to 2000. The increase was due primarily to productivity improvements from cost reduction efforts, offset partially by reduced gross margins resulting from pricing pressures. Operating income in 2001 was adversely affected by approximately $3.2 million due to the foreign currency impact on our European operations.

     Announcements by our major customers have reinforced our view that projected aircraft build rates will be adversely affected by decreased worldwide demand for travel following September 11, 2001. Accordingly, we believe overall demand for aerospace fasteners will decrease during the remainder of calendar 2002, and our business will be affected by this decreased demand. Nevertheless, we also believe the impact on our business will be partially offset by the supply chain service programs we entered into during the past several years and by the decrease in fastener inventory available to OEMs and distributors.

     We have decided to sell our Fairchild Fasteners business for approximately $657 million in cash to Alcoa Inc. The sale, which is expected to close before November 30, 2002, is subject to customary conditions, including regulatory approvals, the tendering of over 50% of our 10 3/4% senior subordinated debentures due April 2009, and the approval of our shareholders (See Item 8, Note 24 to the Consolidated Financial Statements).

Aerospace Distribution Segment

     Sales in our aerospace distribution segment decreased by $22.6 million in 2002, compared to 2001. Results in 2001, included revenue of $8.4 million from an operation which was shut down in June 2001. Sales in 2002 were also adversely affected due to the terrorist attacks on September 11, 2001. Sales in our aerospace distribution segment decreased by $15.1 million, or 14.9%, in fiscal 2001, compared to fiscal 2000. Results from fiscal 2000 included revenue of $21.7 million from Dallas Aerospace, prior to its disposition. On a pro forma basis, sales increased $6.6 million, or 8.3%, in 2001 compared to 2000, which reflected an overall improvement in demand for our products prior to September 11, 2001.

     Operating income increased by $0.1 million in 2002, as compared to 2001. The results in 2002 were affected by the reduction in revenue. Operating income in 2001 included asset impairment charges of $3.1 million due to the closing of Banner Aircraft Services, which also had operating losses of $3.9 million in 2001. Operating income in our aerospace distribution segment decreased by $5.3 million in 2001, compared to 2000. The results for 2000, included operating income of $2.1 million from Dallas Aerospace, prior to its disposition.

Real Estate Operations Segment

     Our real estate operations segment owns and operates a 456,000 square foot shopping center located in Farmingdale, New York. We have two tenants that each occupy more than 10% of the rentable space of the shopping center. Rental revenue was $6.7 million in 2002, $7.0 million in 2001, and $3.6 million in 2000. Rental revenue decreased slightly in 2002, due to a decrease in the average per square foot amount charged to tenants, as compared to 2001. Rental revenue was higher in the 2001, as compared to 2000, due to an increase in the amount of space leased to tenants. The weighted average occupancy rate of the shopping center was 76.9%, 74.4% and 48.9% in 2002, 2001, and 2000, respectively. The average effective annual rental rate per square foot was $19.22, $20.91, and $16.23 in 2002, 2001, and 2000, respectively. As of June 30,
2002, approximately 92% of the shopping center was leased. We anticipate that rental income will increase during 2003, as a result of us entering to new agreements, to lease approximately 54,000 square feet, shortly before the end of 2002.

      Operating income increased by $1.2 million in 2002, as compared to 2001. In 2002, depreciation expense and real estate taxes increased by $0.5 million and $0.2 million, respectively, as a result of an increased weighted-average portion of the shopping center being placed into service in 2002. The results for 2001 were adversely affected by one-time charge of $2.5 million to write-off improvements at our shopping center. We reported an operating loss of $0.1 million for 2001, compared to operating income of $1.0 million in 2000. The results of 2001 were also affected by an increase in administrative and depreciation expenses as a result of the increase in rental revenue as compared to 2000.

  Corporate Segment

     The corporate segment reported that operating results decreased by $0.3 million, or 1.9%, in 2002, as compared to 2001 and improved by $1.4 million, or 7.1% in 2001, as compared to 2000. Results from 2001 and 2000 included $3.1 million and $5.1 million, respectively, of gains recognized on the disposition of non-core assets. Results in each of the three years ended June 30, 2002, included consulting income of $1.5 million. The consulting agreement expired on June 30, 2002 and no additional proceeds from this agreement will be received in future years. The corporate segment included sales from the Gas Springs division prior to its disposition in September 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total capitalization as of June 30, 2002 and 2001 amounted to $719.8 million and $858.9 million, respectively. The changes in capitalization in 2002 included a decrease of $5.3 million in debt and $133.8 million in equity. The decrease in debt reflected a $6.4 million decrease in short-term borrowings and other debt, partially offset by a $1.2 million net increase in borrowings with our primary lenders. The decrease in equity reflects the $144.6 million cumulative effect of change in accounting for goodwill, and a $10.2 million loss from continuing operations, offset partially by a $21.1 million increase in cumulative other comprehensive income, which was due primarily to a $21.6 million favorable effect in foreign currency fluctuations.

     We maintain a portfolio of investments classified primarily as available-for-sale securities, which had a fair market value of $5.9 million at June 30, 2002. The market value of these investments decreased by $0.6 million in 2002. There is risk associated with market fluctuations inherent in stock investments, and because our portfolio is not diversified, changes in its value may occur.

     Net cash provided by operating activities for 2002 was $18.8 million. The working capital uses of cash in 2002 included a $29.4 million decrease in accounts payable and other accrued liabilities and a $10.4 million increase in other non-current assets, offset partially by a $10.6 million decrease in accounts receivable, a $10.6 million decrease in other current assets and a $5.1 million decrease in inventory. The working capital uses of cash were offset by $30.4 million of earnings after deducting non-cash expenses of $30.5 million for depreciation, $2.1 million from the amortization of deferred loan fees, $144.6 million for the cumulative effect of change in accounting for goodwill, $3.4 million loss from impairments, and $4.6 million from the reduction in the fair market value of an interest rate contract. Net cash used for operating activities for fiscal 2001 was $39.5 million. The primary use of cash for operating activities in 2001 was a $9.1 million increase in inventories, a $117.7 million decrease in accounts payable and other accrued liabilities, offset partially by a $5.5 million decrease in accounts receivable and a $31.6 million increase in other current assets,. Net cash used for operating activities for 2000 was $67.1 million. In 2000, the primary use of cash for operating activities was a $23.2 million increase in inventories, a $12.0 million decrease in accounts payable, and a $25.2 million increase in other current assets.

     Net cash used for investing activities was $9.8 million in 2002. The primary source of cash in 2002 was $8.0 million provided from the dispositions of non-core real estate and net assets held for sale, offset by $11.9 million of capital expenditures and a $5.6 increase in notes receivable. Net cash provided from investing activities for 2001 was $4.1 million, and included $16.4 million in proceeds received from the dispositions of investments, and $4.6 million in proceeds received from the disposition of property, offset by capital expenditures of $16.4 million. Net cash provided from investing activities for 2000 was $90.4 million, and included $108.8 million in proceeds received from the dispositions of Dallas Aerospace, our Gas Springs division and our investment in Nacanco Paketleme, and $12.0 million in proceeds received from the condemnation of property. This was slightly offset by cash of $27.3 million used for capital expenditures and $27.7 million for real estate investments.

     Net cash used for financing activities in 2002 included a $9.6 million decrease in debt. Net cash provided by financing activities in 2001 was $15.4 million, and included a $14.7 million net issuance of additional debt used to fund operations. Net cash used for financing activities in 2000 was $41.4 million. The primary use of cash for financing activities in 2000 was $39.4 million used to reduce debt.

     At June 30, 2002, $5.6 million of promissory notes were due to us from an unaffiliated third party, which are included in notes receivable. The promissory notes earn $1.4 million of annual cash interest and are being accreted to a face value of $12.8 million through May 2006. The promissory notes are secured by $12.8 million face value of our outstanding 10.75% senior subordinated debentures due 2009 acquired by the third party. The third party may sell these debentures for cash provided that it satisfies its obligation under its promissory notes.

     Our principal cash requirements include debt service, capital expenditures, and the payment of other liabilities including postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, cash available from borrowings and additional financing, and proceeds received from dispositions of assets will be adequate to satisfy our cash requirements during the next twelve months.

     We are required under the credit agreement with our senior lenders, to comply with certain financial and non-financial loan covenants, including maintaining certain interest and fixed charge coverage ratios and maintaining certain indebtedness to EBITDA ratios at the end of each fiscal quarter. One restrictive covenant is the interest coverage ratio, which represents the ratio of EBITDA to interest expense, as defined in the credit agreement. At June 30, 2002, the interest coverage ratio was 2.32, which exceeded the minimum requirement of 2.0. Our interest rates vary based upon the consolidated indebtedness to EBITDA covenant, which represents the ratio of total debt to EBITDA, as defined in the credit agreement. On March 31, 2002 our indebtedness to EBITDA ratio exceeded 5.0, and resulted in a 1/4% increase in our interest rates under the credit agreement during the fourth quarter of fiscal 2002. On June 30, 2002 our indebtedness to EBITDA ratio was 5.62, which was below the maximum permitted ratio of 5.7. Additionally, the credit agreement restricts annual capital expenditures to $40 million during the life of the facility. For the year ended June 30, 2002, capital expenditures were $11.9 million. Except for assets of our subsidiaries that are not guarantors of the credit agreement, substantially all of our assets are pledged as collateral under the credit agreement. The credit agreement restricts the payment of dividends to our shareholders to an aggregate of the lesser of $0.01 per share or $0.4 million over the life of the agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. At June 30, 2002, we were in compliance with the covenants under the credit agreement.

     At June 30, 2002, we had contractual commitments to repay debt (including capital lease obligations), and to make payments under operating leases. Our long-term debt obligations are restricted by certain covenants that limit our ability to encumber our assets. Payments due under these long-term obligations are as follows:

                                                     2003       2004      2005       2006      2007     Thereafter    Total
                                                   --------------------------------------------------------------------------
 Long-term debt and capital lease obligations       34,905      3,130    71,544    134,255     1,354      227,634    472,822
 Operating lease commitments                         9,383      7,801     6,424      4,420     2,764        2,727     33,519
                                                   --------------------------------------------------------------------------
 Total contractual cash obligations                 44,288     10,931    77,968    138,675     4,118      230,361    506,341
                                                   --------------------------------------------------------------------------

     We have entered into standby letter of credit arrangements with insurance companies and others, primarily relating to the guarantee of future performance on certain contracts. At June 30, 2002, we had contingent liabilities of $18.0 million on commitments related to outstanding letters of credit.

Recent Developments

     On July 16, 2002 we announced that we signed a definitive agreement to sell our aerospace fasteners business to Alcoa Inc., for approximately $657 million in cash. The actual cash to be received from Alcoa is dependent upon a post-closing adjustment based on the difference in net working capital between March 31, 2002 and the closing date. We may also receive additional cash proceeds up to $12.5 million per year, in an earnout formula based on the number of Boeing and Airbus commercial aircraft deliveries during each of the calendar years 2003-2006, inclusive. The sale, which is expected to close before November 30, 2002, is subject to customary conditions, including regulatory approvals and the approval of our shareholders. We will use a portion of the proceeds from the sale to repay our bank debt and commence a tender offer at par to acquire all of our outstanding $225 million, 10.75% senior subordinated notes, due in April, 2009. This tender offer will close concurrently with the closing of the sale to Alcoa. The remaining proceeds from the sale will provide funds for new acquisitions.

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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for our fiscal year beginning on July 1, 2002. Accordingly, we will account for the sale of the fastener business as a discontinued operation in fiscal 2003.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities initiated after December 31, 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In fiscal 1998, we entered into a ten-year interest rate swap agreement to reduce our cash flow exposure to increases in interest rates on variable rate debt. The ten-year interest rate swap agreement provides us with interest rate protection on $100 million of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. On February 17, 2003, the bank, with which we entered into the interest rate swap agreement, will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% from February 17, 2003 to February 19, 2008.

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives of $4.6 million and $5.6 million in 2002 and 2001, respectively, as a result of the fair market value adjustment for our interest rate swap agreement.

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

     In March 2000, the Company issued a floating rate note with a principal amount of $30,750,000. Embedded within the promissory note agreement is an interest rate cap. The embedded interest rate cap limits to 8.125%, the 1-month LIBOR interest rate that we must pay on the note. At execution of the promissory note, the strike rate of the embedded interest rate cap of 8.125% was above the 1-month LIBOR rate of 6.61%. Under SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. In fiscal 2001, we accounted for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument.

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

(In thousands)
Expected Fiscal Year Maturity Date                               2003                               2008
                                                  ---------------------------------------------------------------
   Type of Interest Rate Contracts                        Interest Rate Cap                  Variable to Fixed
   Variable to Fixed                                           $30,750                            $100,000
   Fixed LIBOR rate                                              N/A                                6.24% (a)
   LIBOR cap rate                                               8.125%                              N/A
   Average floor rate                                            N/A                                N/A
   Weighted average forward LIBOR rate                          1.95%                              4.46%
   Fair Market Value at June 30, 2002                             $5                             $(10,989)

(a) - On February 17, 2003, the bank will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% from February 17, 2003 to February 19, 2008.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and the report of our independent auditors, are set forth below.


                                                                            Page

  Report of Ernst & Young LLP, Independent Auditors (Fiscal 2002)             28

  Consolidated Balance Sheets as of June 30, 2002 and 2001                    29

  Consolidated Statements of Earnings for each of the Three Years Ended
  June 30, 2002, 2001, and 2000                                               31

  Consolidated Statements of Stockholders' Equity for each of the Three
  Years Ended June 30, 2002, 2001, and 2000                                   33

  Consolidated Statements of Cash Flows for each of the Three Years
  Ended June 30, 2002, 2001, and 2000                                         34

  Notes to Consolidated Financial Statements                                  35

Supplementary information regarding "Quarterly Financial Data (Unaudited)" is set forth under Item 8 in Note 22 to Consolidated Financial Statements.

                Report of Ernst & Young LLP, Independent Auditors


To the Board of Directors of The Fairchild Corporation:

We have audited the accompanying consolidated balance sheet of The Fairchild Corporation and subsidiaries (the "Company") as of June 30, 2002, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule, as of and for the year ended June 30, 2002, listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated balance sheet of the Company as of June 30, 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2001 were audited by other auditors whose report dated September 7, 2001 expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Fairchild Corporation and subsidiaries at June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets."

                              /s/ Ernst & Young LLP


McLean, Virginia
August 29, 2002

                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                         ASSETS                                                  June 30,          June 30,
                                                                                                   2002              2001
                                                                                         -----------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                                                        $  15,283        $  14,951
Short-term investments                                                                                 581            3,105
Accounts receivable, less allowance of $7,635 and $6,951                                           109,520          121,703
Inventories:
   Finished goods                                                                                  143,235          146,416
   Work-in-process                                                                                  28,841           30,813
   Raw materials                                                                                     8,955           11,758
                                                                                         -----------------------------------
                                                                                                   181,031          188,987
Prepaid expenses and other current assets                                                           34,985           42,624
                                                                                         -----------------------------------
TOTAL CURRENT ASSETS                                                                               341,400          371,370
                                                                                         -----------------------------------

Property, plant and equipment, net of accumulated
  depreciation of $186,172 and $156,914                                                            129,218          149,108
Net assets held for sale                                                                            19,406           17,999
Goodwill, less accumulated amortization of $209,932 and $65,332                                    274,549          419,149
Investments and advances, affiliated companies                                                       3,261            2,813
Prepaid pension assets                                                                              64,693           65,249
Deferred loan costs                                                                                 10,907           12,916
Real estate investment                                                                             108,184          110,505
Long-term investments                                                                                5,360            7,779
Notes receivable                                                                                     7,155            1,038
Other assets                                                                                         6,513            3,690
                                                                                         -----------------------------------
TOTAL ASSETS                                                                                     $ 970,646      $ 1,161,616
                                                                                         -----------------------------------












               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                          LIABILITIES AND STOCKHOLDERS' EQUITY                                   June 30,          June 30,
                                                                                                   2002              2001
                                                                                         -----------------------------------
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt                                      $  53,879        $  26,528
Accounts payable                                                                                    38,717           57,625
Accrued liabilities:
    Salaries, wages and commissions                                                                 27,934           29,894
    Employee benefit plan costs                                                                      3,134            6,421
    Insurance                                                                                       13,764           13,923
    Interest                                                                                         6,514            7,016
    Other accrued liabilities                                                                       31,274           38,031
                                                                                         -----------------------------------
TOTAL CURRENT LIABILITIES                                                                          175,216          179,438
                                                                                         -----------------------------------

LONG-TERM LIABILITIES:
Long-term debt, less current maturities                                                            437,917          470,530
Fair value of interest rate contract                                                                10,989            6,422
Other long-term liabilities                                                                         17,789           25,729
Retiree health care liabilities                                                                     42,651           41,886
Noncurrent income taxes                                                                             58,068           75,758
                                                                                         -----------------------------------
TOTAL LIABILITIES                                                                                  742,630          799,763
                                                                                         -----------------------------------

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; entitled to one vote per share; 40,000 shares authorized, 30,354 (30,342 in 2001) shares issued and
  22,540 (22,528 in 2001) shares outstanding                                                         3,035            3,034
Class B common stock, $0.10 par value; entitled to ten votes per share;
   20,000 shares authorized, 2,622 shares issued and outstanding                                       262              262
Paid-in capital                                                                                    232,797          232,820
Treasury stock, at cost, 7,814 shares of Class A common stock                                     (76,532)         (76,563)
Retained earnings                                                                                   91,947          246,787
Notes due from stockholders                                                                        (1,831)          (1,767)
Cumulative other comprehensive loss                                                               (21,662)         (42,720)
                                                                                         -----------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                         228,016          361,853
                                                                                         -----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 970,646      $ 1,161,616
                                                                                         -----------------------------------







               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                                   For the years ended June 30,
                                                                        ----------------------------------------------------
                                                                                  2002             2001              2000
                                                                        ----------------------------------------------------
REVENUE:
   Net sales                                                                  $  624,093         $ 622,812        $ 635,361
   Rental revenue                                                                  6,679             7,030            3,583
   Other income, net                                                               5,021             5,922           10,827
                                                                        ----------------------------------------------------
                                                                                 635,793           635,764          649,771
 COSTS AND EXPENSES:
   Cost of goods sold                                                            472,270           466,361          472,023
   Cost of rental revenue                                                          4,911             4,599            2,489
   Selling, general & administrative                                             128,342           125,106          130,864
   Amortization of intangibles                                                         -            12,506           12,574
   Impairment charges                                                              3,435             5,889                -
   Restructuring                                                                       -                 -            8,578
                                                                        ----------------------------------------------------
                                                                                 608,958           614,461          626,528

 OPERATING INCOME                                                                 26,835            21,303           23,243

 Interest expense                                                                 51,124            57,577           48,942
 Interest income                                                                 (4,368)           (1,861)          (4,850)
                                                                        ----------------------------------------------------
 Net interest expense                                                             46,756            55,716           44,092
 Investment income (loss)                                                          (992)             8,367            9,935
 Decrease in fair market value of interest rate contract                         (4,567)           (5,610)                -
 Nonrecurring gain                                                                     -                 -           28,625
                                                                        ----------------------------------------------------
 Earnings (loss) from continuing operations before taxes                        (25,480)          (31,656)           17,711
 Income tax benefit                                                               15,377            16,546            4,399
 Equity in earnings (loss) of affiliates, net                                      (137)               110            (346)
                                                                        ----------------------------------------------------
 Earnings (loss) from continuing operations                                     (10,240)          (15,000)           21,764
 Loss on disposal of discontinued operations, net                                      -                 -         (12,006)
 Cumulative effect of change in accounting for goodwill                        (144,600)                 -                -
                                                                        ----------------------------------------------------
 NET EARNINGS (LOSS)                                                         $ (154,840)        $ (15,000)         $  9,758
                                                                        ----------------------------------------------------

 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                     $   21,621        $ (24,452)       $ (10,098)
 Unrealized holding changes on derivatives                                            63             (478)                -
 Unrealized periodic holding changes on securities, net of tax
   benefit of $337 in 2002, $554 in 2001, and $2,133 in 2000                       (626)           (1,028)          (3,961)
                                                                        ----------------------------------------------------
 Other comprehensive income (loss)                                                21,058          (25,958)         (14,059)
                                                                        ----------------------------------------------------
 COMPREHENSIVE LOSS                                                          $ (133,782)        $ (40,958)       $  (4,301)
                                                                        ----------------------------------------------------







               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)




                                                                                   For the years ended June 30,
                                                                        ----------------------------------------------------
                                                                                  2002             2001              2000
                                                                        ----------------------------------------------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) from continuing operations                                    $   (0.41)         $  (0.60)         $   0.87
Loss on disposal of discontinued operations, net                                       -                 -           (0.48)
Cumulative effect of change in accounting for goodwill                            (5.75)                 -                -
                                                                        ----------------------------------------------------
NET EARNINGS (LOSS)                                                           $   (6.16)         $  (0.60)         $   0.39
                                                                        ----------------------------------------------------

 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                      $    0.86         $  (0.97)       $   (0.40)
 Unrealized holding changes on derivatives                                             -            (0.02)                -
 Unrealized periodic holding changes on securities                                (0.02)            (0.04)           (0.16)
                                                                        ----------------------------------------------------
 Other comprehensive loss                                                           0.84            (1.03)           (0.56)
                                                                        ----------------------------------------------------
 COMPREHENSIVE LOSS                                                           $   (5.32)         $  (1.63)       $   (0.17)
                                                                        ----------------------------------------------------

Weighted average shares outstanding:
  Basic                                                                           25,155            25,122           24,954
                                                                        ----------------------------------------------------
  Diluted                                                                         25,155            25,122           25,137
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

                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                                              Cumulative
                                         Class A   Class B                                       Notes           Other
                                         Common     Common    Paid-in   Treasury   Retained     Due From     Comprehensive
                                          Stock     Stock     Capital    Stock     Earnings   Stockholders    Income (a)      Total
                                      ----------------------------------------------------------------------------------------------
Balance, July 1, 1999                    $2,975      $ 262   $229,038   $(74,102)  $252,029       $     -       $ (2,703)   $407,499
Net earnings                                  -          -          -          -      9,758             -               -      9,758
Cumulative translation adjustment             -          -          -          -          -             -        (10,098)   (10,098)
Stock issued for Special-T Fasteners
   acquisition (44,079 shares)                4          -       530           -          -             -               -        534
Proceeds received from stock options
  exercised  (314,126 shares)                22          -     1,321       (916)          -             -               -        427
Stock issued for Special-T restricted
  stock plan (14,969 shares)                  1          -       (1)           -          -             -               -          -
Cashless exercise of warrants                 6          -       (6)           -          -             -               -          -
Purchase of treasury shares                   -          -         -       (488)          -             -               -      (488)
Compensation expense-stock options            -          -       308           -          -             -               -        308
Loans to stockholders'                        -          -         -           -          -       (1,867)               -    (1,867)
Net unrealized holding gain on
  available-for-sale securities               -          -         -           -          -             -         (3,961)    (3,961)
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 2000                    3,008        262   231,190    (75,506)    261,787       (1,867)        (16,762)    402,112
Net loss                                      -          -         -           -   (15,000)             -               -   (15,000)
Cumulative translation adjustment             -          -         -           -          -             -        (24,452)   (24,452)
Proceeds received from stock
  options exercised (374,016 shares)         26          -     1,403     (1,057)          -             -               -        372
Compensation expense-stock options            -          -       227           -          -             -               -        227
Net change in stockholders' loans             -          -         -           -          -           100               -        100
Change in fair market value of
   interest rate contract                     -          -         -           -          -             -           (478)      (478)
Net unrealized holding changes on
  available-for-sale securities               -          -         -           -          -             -         (1,028)    (1,028)
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 2001                    3,034        262   232,820    (76,563)    246,787       (1,767)        (42,720)    361,853
Net loss                                      -          -         -           -  (154,840)             -               -  (154,840)
Cumulative translation adjustment             -          -         -           -          -             -          21,621     21,621
Issuance of deferred
  Compensation units                          1          -      (32)          31          -             -               -          -
Compensation expense-stock options            -          -         9           -          -             -               -          9
Net change in stockholders' loans             -          -         -           -          -          (64)               -       (64)
Change in fair market value of
   interest rate contract                     -          -         -           -          -             -              63         63
Net unrealized holding changes on
  available-for-sale securities               -          -         -           -          -             -           (626)      (626)
                                       ---------------------------------------------------------------------------------------------
Balance, June 30, 2002                  $ 3,035      $ 262  $232,797   $(76,532)    $91,947    $  (1,831)     $  (21,662)   $228,016
                                       ---------------------------------------------------------------------------------------------

 (a) - At June 30, 2002, cumulative other comprehensive income was comprised of $19,675 of foreign currency translation adjustments, $1,572 of unrealized holding losses on available-for-sale securities, and $415 of the remaining unamortized portion of the transitional fair market value of the interest rate contract.



               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                          For the years ended June 30,
                                                                                         ------------------------------------------
Cash flows from operating activities:                                                           2002          2001          2000
                                                                                         ------------------------------------------
   Net earnings (loss)                                                                     $ (154,840)    $ (15,000)        $9,758
   Depreciation and amortization                                                                30,529        43,732        41,821
   Deferred loan fee amortization                                                                2,082         1,871         1,200
   Cumulative effect of change in accounting for goodwill                                      144,600             -             -
   Net gain on the disposition of subsidiaries                                                       -             -      (28,625)
   Loss from impairments                                                                         3,435         5,889             -
   (Gain) loss on sale of property, plant, and equipment                                         (498)         4,159       (1,964)
   Earnings (loss) of affiliates, net                                                              137         (110)           372
   Paid-in kind interest income                                                                  (653)             -             -
   Unrealized holding (gain) loss on derivatives                                                 4,567         6,422             -
   Realized (gain) loss from sale and impairment of investments                                  1,931       (8,861)       (8,628)
   Change in trading securities                                                                  1,022           667         (578)
   Change in accounts receivable                                                                10,625         5,526         2,892
   Change in inventories                                                                         5,102       (9,128)      (23,223)
   Change in prepaid expenses and other current assets                                          10,583        31,576      (25,156)
   Change in other non-current assets                                                         (10,358)        11,439       (9,677)
   Change in accounts payable, accrued liabilities and other long-term liabilities            (29,424)     (117,719)      (11,913)
   Non-cash charges and working capital changes of discontinued operations                           -             -      (13,351)
                                                                                         ------------------------------------------
   Net cash provided by (used for) operating activities                                         18,840      (39,537)      (67,072)
 Cash flows from investing activities:
   Purchase of property, plant and equipment                                                  (11,922)      (16,384)      (27,339)
   Proceeds from sale of property, plant and equipment                                           4,698         4,628        12,693
   Proceeds received from available-for-sale securities, net                                     1,027        16,447        14,655
   Equity investment in affiliates                                                               (524)           477       (2,489)
   Net proceeds received from divestiture of investment in affiliate                                 -             -        46,886
   Net proceeds received from the sale of subsidiaries                                               -             -        61,906
   Net proceeds received from the sale of discontinued operations                                    -             -         7,100
   Change in real estate investment                                                              (797)       (2,566)      (27,712)
   Changes in net assets held for sale                                                           3,316         1,491         4,672
   Changes in notes receivable                                                                 (5,594)             -             -
                                                                                         ------------------------------------------
   Net cash provided by (used for) investing activities                                        (9,796)         4,093        90,372
 Cash flows from financing activities:
   Proceeds from issuance of debt                                                              131,225       168,161       206,874
   Debt repayments                                                                           (140,825)     (153,416)     (246,260)
   Issuance of Class A common stock                                                                  9           593           368
   Purchase of treasury stock                                                                        -             -         (488)
   Notes due from stockholders                                                                    (63)            99       (1,867)
                                                                                         ------------------------------------------
   Net cash provided by (used for) financing activities                                        (9,654)        15,437      (41,373)
 Effect of exchange rate changes on cash                                                           942         (832)         (997)
                                                                                         ------------------------------------------
 Net change in cash and cash equivalents                                                           332      (20,839)      (19,070)
 Cash and cash equivalents, beginning of the year                                               14,951        35,790        54,860
                                                                                         ------------------------------------------
 Cash and cash equivalents, end of the year                                                   $ 15,283      $ 14,951       $35,790
                                                                                         ------------------------------------------

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

     Nature of Business Operations: We are a leading worldwide aerospace and industrial fastener manufacturer and distribution supply chain services provider and, through Banner Aerospace, an international supplier to airlines and general aviation businesses, distributing a wide range of aircraft parts and related support services. Through internal growth and strategic acquisitions, we have become one of the leading suppliers of fasteners to aircraft OEMs, such as Boeing, European Aeronautic Defense and Space Company, General Electric, Lockheed Martin, and Northrop Grumman.

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

     Recent Developments: On July 16, 2002 we announced that we signed a definitive agreement to sell our Fairchild Fasteners business for approximately $657 million in cash to Alcoa Inc. (See Note 24 for additional details).

    Fiscal Year: Our fiscal year ends June 30. All references herein to "2002", "2001", and "2000" mean the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

     Consolidation Policy: The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include our accounts and all of the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which ownership interests range from 20 to 50 percent are accounted for using the equity method.

     Revenue Recognition: Sales and related costs are recognized upon shipment of products and/or performance of services, when collection is probable. Sales and related cost of sales on long-term contracts are recognized as products are delivered and services performed, as determined by the percentage of completion method. Lease and rental revenue are recognized on a straight-line basis over the life of the lease. Shipping and handling amounts billed to customers are classified as revenues.

     Shipping and Handling Costs: Shipping and handling costs are expensed as incurred and included in cost of goods sold.

     Concentration of Credit Risk: Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. We sell our products throughout the world to a large number of customers, primarily in the aerospace industry. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial condition. We generally do not require collateral. We invest available cash in money market securities of financial institutions with high credit ratings.

     Cash Equivalents/Statements of Cash Flows: For purposes of the Statements of Cash Flows, we consider all highly liquid investments with original maturity dates of three months or less as cash equivalents. Cash is invested in short-term treasury bills and certificates of deposit. Total net cash disbursements (receipts) made by us for income taxes and interest were as follows:

                                             2002         2001         2000
                                         ---------------------------------------
   Interest                                 $45,755      $50,471      $54,535
   Income taxes                                 571          388     (15,076)

     Restricted Cash: On June 30, 2002 and 2001, we had restricted cash of $472 and $1,184, respectively, all of which is maintained as collateral for certain debt facilities and tenant deposits.

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

     Accounts Receivable: We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of allowance for doubtful accounts will change in the future. Changes in the allowance for doubtful accounts are as follows:

                                                                  For the years ended June 30,
                                                           --------------------------------------------
                                                                    2002           2001          2000
                                                           --------------------------------------------
    Beginning balance                                              $ 6,951        $ 9,598       $ 6,442
    Charges to cost and expenses                                     4,660          3,184         2,377
    Charges to other accounts (a)                                       24          (477)         1,671
    Amounts written off                                            (4,000)        (5,354)         (892)
                                                           --------------------------------------------
    Ending Balance                                                 $ 7,635        $ 6,951       $ 9,598
                                                           --------------------------------------------

    (a) Represent recoveries of amounts written off in prior periods and the effect of foreign currency translation.

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method at two of our domestic aerospace fastener manufacturing operations, and using the first-in, first-out ("FIFO") method elsewhere. If the FIFO inventory valuation method had been used exclusively, inventories would have been approximately $3,675 and $3,188 higher at June 30, 2002 and 2001, respectively. Allowances for excess and obsolete inventory were $53,616 and $50,915 at June 30, 2002 and 2001, respectively. Inventories from continuing operations are valued as follows:

                                                                     June 30,        June 30,
                                                                       2002           2001
                                                               -------------------------------
 First-in, first-out (FIFO)                                         $ 152,789       $ 156,375
 Last-in, first-out (LIFO)                                             28,242          32,612
                                                               -------------------------------
 Total inventories                                                  $ 181,031       $ 188,987
                                                               -------------------------------

     Properties and Depreciation: The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Our machinery and equipment is depreciated over 10 years. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated depreciation methods for Federal income tax purposes. Depreciation expense was $30,529, $31,226 and $29,247 in 2002, 2001, and 2000, respectively. Property, plant and equipment consisted of the following:

                                                                               June 30,       June 30,
                                                                                 2002           2001
                                                                         -------------------------------
         Land                                                                 $  10,334       $  13,035
         Building and improvements                                               45,837          45,282
         Machinery and equipment                                                231,889         221,566
         Transportation vehicles                                                  1,048           1,085
         Furniture and fixtures                                                  21,017          19,805
         Construction in progress                                                 5,265           5,249
                                                                         -------------------------------
         Property, plant and equipment, at cost                                 315,390         306,022
         Less: Accumulated depreciation                                         186,172         156,914
                                                                         -------------------------------
         Net property, plant and equipment                                    $ 129,218       $ 149,108
                                                                         -------------------------------

     Net Assets Held for Sale: Net assets held for sale are stated at the lower of cost or at estimated net realizable value, which considers anticipated sales proceeds. Interest is not allocated to net assets held for sale. Net assets held for sale at June 30, 2002 includes a small airframe manufacturing operation in our aerospace fasteners segment and several parcels of real estate in our corporate segment. The real estate is located primarily throughout the continental United States, which we plan to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. Also included in net assets held for sale is a limited partnership interest in a landfill development partnership.

     Real Estate Investment: We own and operate a shopping center located in Farmingdale, New York, which is classified as a "real estate investment" on our consolidated balance sheets. Our real estate investment is recorded at cost and includes financing costs, interest costs, and real estate taxes incurred during the original construction period. Ordinary repairs and maintenance are expensed as incurred and major replacements and improvements are capitalized. Building and improvements are depreciated on a straight-line basis over an estimated useful life of 30 years. Tenant improvements and costs incurred to prepare tenant space for occupancy are depreciated on a straight-line basis over the terms of the respective leases or the assets' remaining useful lives, whichever is shorter.

     Amortization of Goodwill: On July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." Since the adoption of SFAS No. 142, goodwill and intangible assets deemed to have an indefinite life are not amortized.
Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, goodwill is tested for impairment annually, or immediately if conditions indicate that such an impairment could exist. All of our goodwill has been deemed to have an indefinite life and as a result of adopting SFAS No. 142, we ceased amortizing goodwill. Prior to the implementation of SFAS No. 142, we recognized amortization expense for goodwill of $12,506 and $12,574 in 2001 and 2000, respectively. (See Note 3).

     Deferred Loan Costs: Costs incurred in connection with the issuance of debentures and credit facilities are deferred and amortized, using the effective interest method over the term of the agreements. Amortization expense of these loan costs was $2,082, $1,871, and $1,200, in 2002, 2001, and 2000,
respectively.

     Valuation of Long-Lived Assets: We review our long-lived assets for impairment, including property, plant and equipment, and identifiable intangibles with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows will be greater than the carrying amount of our assets. Impairment is measured based on the difference between the carrying amount of our assets and their estimated fair value. An impairment charge of $3.4 million, and $5.9 million, was recorded in 2002 and 2001, respectively. The fiscal 2002 impairment charge included $3.0 million to write down the long-lived assets of a small airframe manufacturing operation at our aerospace fasteners segment, that we are attempting to sell, and $0.4 million to write-off tenant improvements at our shopping center. The fiscal 2001 impairment charge included $2.4 million due to the closing of a small subsidiary at our aerospace distribution segment, of which $1.7 million represented the write-off of goodwill, and $0.4 million represented severance payments. Additionally, the fiscal 2001 impairment charge also included a write-off of approximately $2.3 million of improvements at our shopping center, and a $1.1 million for the write-off of leasehold improvements from the relocation of our domestic distribution facility in our aerospace fasteners segment.

     Foreign Currency Translation: The financial position and operating results of our foreign operations are consolidated using the local currencies of the countries in which they are located as the functional currency. The balance sheet accounts are translated at exchange rates in effect at the end of the period, and income statement accounts are translated at average exchange rates during the period. The resulting translation gains and losses are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in our income statement in the period in which they occur.

     Research and Development: Company-sponsored research and development expenditures are expensed as incurred and were insignificant in 2002, 2001 and 2000.

     Capitalization of Interest and Taxes: We capitalize interest expense and property taxes relating to certain real estate property being developed in Farmingdale, New York. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Interest of $386 and $5,792 was capitalized in 2001 and 2000, respectively.

     Nonrecurring Gain: Nonrecurring gain of $28,625 in 2000 resulted from the disposition of two of our equity investments including Nacanco Paketleme, and the disposition of our Camloc Gas Springs division.

     Stock-Based Compensation: As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", we use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, for our stock-based employee compensation plans. The fair market disclosures that are required by SFAS No. 123 are included in Note 13.

     Fair Value of Financial Instruments: The carrying amount reported in the consolidated balance sheets approximates the fair value for our cash and cash equivalents, investments, specified hedging agreements, short-term borrowings, current maturities of long-term debt, and all other variable rate debt (including borrowings under our credit agreements). The fair value for our other fixed rate long-term debt is determined by the market value of recent trades or estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Fair values of our other off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. These instruments are described in
Note 9.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications: Certain amounts in our prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on previously reported net income (loss) or stockholders' equity.

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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption of consolidation when control over a subsidiary is likely to be temporary. This statement is effective for our fiscal year beginning on July 1, 2002. Accordingly, we will account for the sale of the fastener business as a discontinued operation in fiscal 2003.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities initiated after December 31, 2002.

2.       BUSINESS COMBINATIONS

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

3.

GOODWILL

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. We will follow the requirements of this statement for business acquisitions made after June 30, 2001. There were no acquisitions during 2002.

     Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This statement changes the accounting for goodwill by requiring that goodwill and intangible assets deemed to have an indefinite life not be amortized and that the amortization period of intangible assets with finite lives will no longer be limited to forty years. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The determination of impairment required by SFAS No. 142 is a two-step process. The first step compares the carrying value of a reporting unit to the fair value of a reporting unit with goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of goodwill impairment. The second step allocates the fair value of the reporting unit to the reporting unit's net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared to the carrying value of its goodwill and any shortfall represents the amount of goodwill impairment. The fair market value of a reporting unit is determined by considering the market prices of comparable businesses and the present value of cash flow projections.

     In 2002, we recorded a goodwill impairment charge of $144.6 million from the implementation of SFAS No. 142, which is being presented as cumulative effect of change in accounting, as of the beginning of our fiscal year. All of the impairment charge relates to the three operating units within our aerospace fasteners segment. No tax effect was recognized on the change in accounting for goodwill. As a result of adopting SFAS No. 142, we will no longer amortize goodwill of approximately $12.5 million per year. We have selected first day of our fourth quarter as our annual impairment test date.

     The following table provides the comparable effects of adoption of SFAS No. 142 for 2002, 2001 and 2000, respectively:

                                                                      2002          2001          2000
                                                               ------------------------------------------
         Reported net income (loss)                              $ (154,840)    $ (15,000)       $ 9,758
         Add back: Goodwill amortization                                   -        12,506        12,574
                                                               ------------------------------------------
         Adjusted net income (loss)                              $ (154,840)     $ (2,494)      $ 22,332
                                                               ------------------------------------------
         Basic and Diluted income (loss) per share:
         Reported net income (loss)                                $  (6.16)      $ (0.60)       $  0.39
         Add back: Goodwill amortization                                   -          0.50          0.50
                                                               ------------------------------------------
         Adjusted net income (loss)                                $  (6.16)      $ (0.10)       $  0.89
                                                               ------------------------------------------

     The changes in the carrying amount of goodwill for the year ended June 30, 2002, are as follows:

                                                                   Aerospace       Aerospace
                                                                   Fasteners     Distribution     Corporate        Total
                                                             --------------------------------------------------------------
 Balance as of June 30, 2001                                       $ 135,999       $  5,513      $ 277,637       $ 419,149
 Allocation/pushdown of goodwill                                     265,712         11,925      (277,637)               -
 Goodwill written off on adoption of SFAS No. 142                  (144,600)              -              -       (144,600)
                                                             --------------------------------------------------------------
 Balance as of June 30, 2002                                        $257,111       $ 17,438        $     -        $274,549
                                                             --------------------------------------------------------------

4.  PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

     The following table sets forth the derivation of the unaudited pro forma results, representing the impact of our dispositions of Dallas Aerospace (December 1999), Camloc Gas Springs (September 1999), and the investment in Nacanco Paketleme (July 1999), as if these transactions had occurred on July 1, 1999. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which affect interest expense and investment income from our revised debt structures. The pro forma financial information does not reflect nonrecurring income and gains from the disposal of discontinued operations that have occurred from these transactions. The unaudited pro forma information is not intended to be indicative of the future results of our operations or results that might have been achieved if these transactions had been in effect since July 1, 1999.

                                                                            2000
                                                                      ---------------
     Sales                                                                $612,928
     Operating income (a)                                                   21,179
     Earnings from continuing operations (a)                                 2,358
     Basic earnings from continuing operations per share                      0.09
     Diluted earnings from continuing operations per share                    0.09
     Net loss                                                              (9,648)
     Basic loss per share                                                   (0.39)
     Diluted loss per share                                                 (0.38)

(a)      - Includes pre-tax restructuring charges of $8,578.

5.       INVESTMENTS

     Investments at June 30, 2002 consist primarily of common stock investments in public corporations, which are recorded at fair market value and classified as trading securities or available-for-sale securities. Other short-term investments and long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of investments held by us follows:

                                                                              June 30, 2002                 June 30, 2001
                                                                        --------------------------    --------------------------
                                                                             Aggregate                     Aggregate
                                                                                Fair         Cost             Fair         Cost
Short-term investments:                                                        Value        Basis            Value         Basis
                                                                        --------------------------    ---------------------------
     Trading securities - equity                                              $  356       $  574         $  2,175      $  2,875
     Available-for-sale equity securities                                         84          200              875           912
     Other investments                                                           141          141               55            55
                                                                        --------------------------    ---------------------------
                                                                              $  581       $  915         $  3,105      $  3,842
                                                                        --------------------------    ---------------------------
Long-term investments:
     Available-for-sale equity securities                                    $ 1,074      $ 3,329         $  2,204      $  3,622

     Other investments                                                         4,286        4,286            5,575         5,575
                                                                        --------------------------    ---------------------------
                                                                             $ 5,360      $ 7,615         $  7,779      $  9,197
                                                                        --------------------------    ---------------------------

     On June 30, 2002, we had gross unrealized holding losses from available-for-sale securities of $2,372. We use the specific identification method to determine the gross realized gains (losses) from sales of available-for-sale securities. Investment income is summarized as follows:

                                                                                       2002          2001         2000
                                                                                  ----------------------------------------
 Gross realized gain from sales of available-for-sale securities                     $   30     $ 10,732     $ 15,133
 Gross realized loss from sales of trading securities                                 (811)            -         (31)
 Change in unrealized holding gain (loss) from trading securities                       486        (668)          578
 Gross realized loss from impairments                                               (2,296)      (2,376)      (6,473)
 Dividend income                                                                      1,599          679          728
                                                                                  ----------------------------------------
                                                                                   $  (992)      $ 8,367      $ 9,935
                                                                                  ----------------------------------------

6.       INVESTMENTS AND ADVANCES, AFFILIATED COMPANIES

     Our share of equity in earnings (loss), net of tax, of unconsolidated affiliates for 2002, 2001 and 2000 was $(137), $110, and $(346), respectively. The carrying value of investments and advances, affiliated companies was $3,261 and $2,813 at June 30, 2002 and 2001, respectively.

     On June 30, 2002, approximately $(142) of our $91,947 consolidated retained earnings were from undistributed losses of 50 percent or less currently owned affiliates accounted for using the equity method.

7.       NOTES RECEIVABLE

     At June 30, 2002, $5.6 million of promissory notes were due to us from an unaffiliated third party, which are included in notes receivable. The promissory notes earn $1.4 million of annual cash interest and are being accreted to a face value of $12.8 million through May 2006. The promissory notes are secured by $12.8 million face value of our outstanding 10.75% senior subordinated debentures due 2009 acquired by the third party. The third party may sell these debentures for cash provided that it satisfies its obligation under its promissory notes.

8.       NOTES PAYABLE AND LONG-TERM DEBT

     At June 30, 2002 and 2001, notes payable and long-term debt consisted of the following:

                                                                                        June 30, 2002     June 30, 2001
                                                                                    -----------------------------------
          Short-term notes payable (weighted average interest rates of 3.79%                $ 18,974          $ 22,272
            and 4.75% in 2002 and 2001, respectively)
                                                                                    -----------------------------------
          Bank credit agreements                                                           $ 240,200         $ 239,041
          103/4% Senior subordinated notes due 2009                                           225,000           225,000
          Industrial revenue bonds, variable rate interest from 7.2% to 8.5%                       -             1,500
          Capital lease obligations, interest from 4.7% to 13.9%                                 607               638
          Other notes payable, collateralized by property, plant and
            Equipment, interest from 3.0% to 9.6%                                              7,015             8,607
                                                                                    -----------------------------------
                                                                                             472,822           474,786
          Less: Current maturities                                                          (34,905)           (4,256)
                                                                                    -----------------------------------
          Net long-term debt                                                               $ 437,917         $ 470,530
                                                                                    -----------------------------------

     Credit Agreements

     We maintain credit facilities with a consortium of banks, providing us with a term loan and revolving credit facilities. On June 30, 2002, the credit facilities with our senior lenders consisted of a $140,650 term loan and a $100,000 revolving loan with a $40,000 letter of credit sub-facility and a $15,000 swing loan sub-facility. Borrowings under the term loan generally bear interest at a rate of, at our option, either 2 1/4% over the Citibank N.A. base rate, or 3 1/4% over the LIBOR rate. Advances made under the revolving credit facilities generally bear interest at a rate of, at our option, either (i) 1 3/4% over the Citibank N.A. base rate, or (ii) 2 3/4% over the LIBOR rate. These interest rates are subject to change quarterly based upon our financial performance. The credit facilities are subject to a non-use commitment fee on the aggregate unused availability, of 1/2% if greater than half of the revolving loan is being utilized or 3/4% if less than half of the revolving loan is being utilized. Outstanding letters of credit are subject to fees equivalent to the revolving LIBOR rate margin. The revolving credit facilities and the term loan will mature on April 30, 2005 and April 30, 2006, respectively. The term loan is subject to mandatory prepayment requirements and optional prepayments. The revolving loan is subject to mandatory prepayment requirements and optional commitment reductions.

     We are required under the credit agreement with our lending institutions, to comply with certain financial and non-financial loan covenants, including maintaining certain interest and fixed charge coverage ratios and maintaining certain indebtedness to EBITDA ratios, at the end of each fiscal quarter. One covenant is the interest coverage ratio, which represents the ratio of EBITDA to interest expense, as defined in the credit agreement. At June 30, 2002, the interest coverage ratio was 2.32, which exceeded the minimum requirement of 2.0. Our interest rates vary based upon the consolidated indebtedness to EBITDA covenant, which represents the ratio of total debt to EBITDA, as defined in the credit agreement. On March 31, 2002 our indebtedness to EBITDA ratio exceeded
5.0 and resulted in a 1/4% increase in our interest rates under the credit agreement during the fourth quarter of fiscal 2002. On June 30, 2002 our indebtedness to EBITDA ratio was 5.62, which was below the maximum permitted ratio of 5.7. Additionally, the credit agreement restricts annual capital expenditures to $40 million during the life of the facility. For the year ended June 30, 2002, capital expenditures were $11.9 million. Except for assets of our subsidiaries that are not guarantors of the credit agreement, substantially all of our assets are pledged as collateral under the credit agreement. The credit agreement restricts the payment of dividends to our shareholders to an aggregate of the lesser of $0.01 per share or $0.4 million over the life of the agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. At June 30, 2002, we were in compliance with the covenants under the credit agreement.

     At June 30, 2002, we had borrowings outstanding of $68,800 under the revolving credit facilities and we had letters of credit outstanding of $17,959, which were supported by a sub-facility under the revolving credit facilities. At June 30, 2002, we had unused bank lines of credit aggregating $13,241, at interest rates slightly higher than the prime rate. We also had short-term lines of credit relating to foreign operations, aggregating $32,834, against which we owed $18,221 at June 30, 2002.

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

     On June 30, 2002, the $225,000 face value of our outstanding 10 3/4% senior subordinated notes had a fair market value of $130,500.

     Debt Maturity Information

     The annual maturity of our bank notes payable and long-term debt obligations (exclusive of capital lease obligations) for each of the five years following June 30, 2002, are as follows: $53,529 for 2003; $2,948 for 2004;
$71,501 for 2005; $134,234 for 2006; and $1,343 for 2007.

9.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       In fiscal 1998, we entered into a ten-year interest rate swap agreement to reduce our cash flow exposure to increases in interest rates on variable rate debt. The ten-year interest rate swap agreement provides us with interest rate protection on $100 million of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. On February 17, 2003, the bank with which we entered into the interest swap agreement will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008.

     We adopted SFAS No. 133 on July 1, 2000. At adoption, we recorded, within other comprehensive income, a decrease of $0.5 million in the fair market value of our $100 million interest rate swap agreement. The $0.5 million decrease will be amortized over the remaining life of the interest rate swap agreement using the effective interest method. The offsetting interest rate swap liability is separately being reported as a "fair market value of interest rate contract" within other long-term liabilities. In the statement of earnings, we have recorded the net swap interest accrual as part of interest expense. Unrealized changes in the fair value of the swap are recorded on a separate line entitled "decrease in fair market value of interest rate contract."

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives of $4.6 million and $5.6 million in 2002 and 2001, respectively, as a result of the fair market value adjustment for our interest rate swap agreement.

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

     In March 2000, we issued a floating rate note with a principal amount of $30,750. Embedded within the promissory note agreement is an interest rate cap. The embedded interest rate cap limits to 8.125%, the 1-month LIBOR interest rate that we must pay on the note. At execution of the promissory note, the strike rate of the embedded interest rate cap of 8.125% was above the 1-month LIBOR rate of 6.61%. Under SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. In fiscal 2001, we accounted for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument.

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

Expected Fiscal Year Maturity Date                               2003                               2008
                                                  ----------------------------------------------------------------------
   Type of Interest Rate Contracts                        Interest Rate Cap                  Variable to Fixed
   Variable to Fixed                                           $30,750                            $100,000
   Fixed LIBOR rate                                              N/A                                6.24% (a)
   LIBOR cap rate                                               8.125%                              N/A
   Average floor rate                                            N/A                                N/A
   Weighted average forward LIBOR rate                          1.95%                              4.46%
   Fair Market Value at June 30, 2002                             $5                             $(10,989)

(a) - On February 17, 2003, the bank will have a one-time option to elect to cancel the agreement or to do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008.

10.  PENSIONS AND POSTRETIREMENT BENEFITS

     Pensions

     We have defined benefit pension plans covering most of our employees. Employees in our foreign subsidiaries may participate in local pension plans, for which our liability is in the aggregate insignificant. Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law.

     The changes in the pension plans' benefit obligations were as follows:

                                                                                2002          2001
                                                                        ---------------------------
         Projected benefit obligation at beginning of year                  $ 209,559    $ 199,021
         Service cost                                                           6,869        5,729
         Interest cost                                                         15,182       15,403
         Actuarial loss                                                           414        7,248
         Benefit payments                                                    (20,156)     (17,376)
         Curtailments                                                           (180)            -
         Special termination benefits                                             162            -
         Plan amendment                                                           486           71
         Plan wind-up                                                               -        (537)
                                                                        ---------------------------
         Projected benefit obligation at end of year                        $ 212,336    $ 209,559
                                                                        ---------------------------

 The changes in the fair values of the pension plans' assets were as follows:

                                                                               2002          2001
                                                                        ---------------------------
         Plan assets at beginning of year                                   $ 242,321    $ 247,768
         Actual return on plan assets                                           3,245       14,471
         Administrative expenses                                              (1,565)      (1,201)
         Benefit payments                                                    (20,156)     (17,376)
         Plan wind-up                                                               -      (1,341)
                                                                        ---------------------------
         Plan assets at end of year                                         $ 223,845    $ 242,321
                                                                        ---------------------------

     At June 30, 2002, one pension plan had an aggregate projected benefit obligation of $168,979. The aggregate fair value of this plan was $168,279, which exceeded the accumulated benefit obligation at June 30, 2002.

     The following table sets forth the funded status and amounts recognized in our consolidated balance sheets at June 30, 2002 and 2001, for the plans:

                                                                                     June 30, 2002  June 30, 2001
                                                                                     ----------------------------
         Plan assets in excess of projected benefit obligations                           $ 11,509      $ 32,762
         Unrecognized net loss                                                              50,153        29,392
         Unrecognized prior service cost                                                     3,031         3,095
                                                                                     ----------------------------
         Prepaid pension expense recognized in the balance sheet                          $ 64,693      $ 65,249
                                                                                     ----------------------------

     A summary of the components of total pension expense is as follows:

                                                                                        2002          2001         2000
                                                                                -----------------------------------------
         Service cost - benefits earned during the period                              $6,869      $ 5,729       $ 5,122
         Interest cost on projected benefit obligation                                 15,182       15,403        15,214
         Expected return on plan assets                                              (22,716)     (22,816)      (22,360)
         Amortization of net loss                                                       1,242           37         1,306
         Amortization of prior service cost                                               549          510           290
         Amortization of transition asset                                                   -          (9)          (37)
                                                                                -----------------------------------------
         Net periodic pension (income) expense                                        $ 1,126    $ (1,146)       $ (465)
                                                                                -----------------------------------------
         FAS 88 Charges:
         Special termination benefit charge                                               162            -             -
                                                                                -----------------------------------------
         Total net periodic pension cost                                              $ 1,288    $ (1,146)       $ (465)
                                                                                -----------------------------------------

    Weighted average assumptions used in accounting for the defined benefit pension plans as of June 30, 2002, 2001, and 2000 were as follows:

                                                                            2002          2001         2000
                                                                        -----------------------------------------
         Discount rate                                                     7.125%        7.25%         8.0%
         Expected rate of increase in salaries                              3.75%         4.0%         4.5%
         Expected long-term rate of return on plan assets                   9.0%          9.0%         9.0%

     Plan assets include an investment in 641,420 shares of our Class A common stock, valued at a fair market value of $2,020 and $4,496 at June 30, 2002 and 2001, respectively. Substantially all of the other plan assets are invested in listed stocks and bonds.

     Postretirement Health Care Benefits

     We provide health care benefits for most of our retired employees. Postretirement health care benefit expense from continuing operations totaled $1,570, $1,262, and $1,065 for 2002, 2001, and 2000, respectively. Our accrual was approximately $31,018 and $31,302 as of June 30, 2002 and 2001, respectively, for postretirement health care benefits related to discontinued operations. These amounts represent the cumulative discounted value of the long-term obligation and includes benefit expense of $3,953, $3,612, and $3,484 for the years ended June 30, 2002, 2001 and 2000, respectively.

  The changes in the accumulated postretirement benefit obligation of the plans were as follows:

                                                                                              2002           2001
                                                                                     ------------------------------
         Accumulated postretirement benefit obligation at beginning of year                 $ 58,221      $ 50,558
         Service cost                                                                            499           347
         Interest cost                                                                         4,067         4,062
         Plan participants' contributions                                                      1,305             -
         Plan amendments                                                                     (2,937)             -
         Actuarial gains                                                                       6,143         8,988
         Curtailments                                                                          (292)             -
         Benefit payments                                                                    (6,509)       (5,734)
                                                                                     ------------------------------
         Accumulated postretirement benefit obligation end of year                          $ 60,497      $ 58,221
                                                                                     ------------------------------

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 2002 and 2001, for the plans:

                                                                                         2002           2001
                                                                                ------------------------------
         Accumulated postretirement benefit obligation                                 $ 60,497      $ 58,221
         Unrecognized prior service credit                                                3,596           728
         Unrecognized net loss                                                         (22,294)      (17,414)
                                                                                ------------------------------
         Accrued postretirement benefit liability                                      $ 41,799      $ 41,535
                                                                                ------------------------------

     The accumulated postretirement benefit obligation was determined using a discount rate of 7.125% at June 30, 2002 and 7.25% at June 30, 2001. The effect of such change resulted in an increase to the accumulated postretirement benefit obligation in fiscal 2002. For measurement purposes, we assumed a 10.0% annual rate of increase in the per capita claims cost of covered health care benefits for fiscal 2002. The rate was assumed to decrease to 5.00% in fiscal 2003 and remain at that level thereafter.

     A summary of the components of total postretirement expense is as follows:

                                                                                    2002         2001         2000
                                                                                ----------------------------------------
         Service cost - benefits earned during the period                             $  499       $  347        $  302
         Interest cost on accumulated postretirement benefit obligation                4,067        4,062         3,733
         Amortization of prior service credit                                           (69)         (69)          (69)
         Amortization of net loss                                                        971          534           583
                                                                                ----------------------------------------
         Net periodic postretirement benefit cost                                    $ 5,468      $ 4,874       $ 4,549
                                                                                ----------------------------------------

     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of and for the fiscal year ended June 30, 2002:

                                                                                           One Percentage-Point
                                                                                        Increase           Decrease
                                                                                  ----------------------------------
         Effect on service and interest components of net periodic cost                   $  112           $  (103)
         Effect on accumulated postretirement benefit obligation                           1,597            (1,434)

11.  INCOME TAXES

     Significant components of the provision (benefit) for income taxes attributable to our continuing operations are as follows:

                                                             2002           2001           2000
                                                    ---------------------------------------------
 Current:
     Federal                                            $ (14,768)      $(16,671)      $(11,638)
     State                                                   1,048          (792)        (2,496)
     Foreign                                                   866          (513)          2,893
                                                    ---------------------------------------------
     Total current                                      $ (12,854)      $(17,976)     $ (11,241)
 Deferred:
     Federal                                             $ (1,917)        $ 1,049       $  5,912
     State                                                   (606)            381            930
                                                    ---------------------------------------------
     Total deferred                                      $ (2,523)        $ 1,430       $  6,842
                                                    ---------------------------------------------
Total tax provision (benefit)                           $ (15,377)      $(16,546)      $ (4,399)
                                                    ---------------------------------------------

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate of 35% to the actual provision for income taxes in fiscal 2002, 2001, and 2000, is as follows:

                                                                       2002           2001            2000
                                                              ----------------------------------------------
 Tax at United States statutory rates                              $ (8,918)      $ (11,080)        $ 6,199
 State income taxes, net of federal tax benefit                        (424)           2,329          (654)
 Nondeductible acquisition valuation items                                 -           3,374          4,002
 Tax on foreign earnings                                             (4,737)         (7,149)        (5,030)
 Difference between book and tax basis of assets
   acquired and liabilities assumed                                        -               -        (1,491)
 Revision of estimate for tax accruals, net of deferred
   tax asset valuation allowance                                       1,094         (3,500)        (7,800)
 Extraterritorial income exclusion                                   (1,645)               -              -
 Other, net                                                            (747)           (520)            375
                                                              ----------------------------------------------
 Net tax provision (benefit)                                      $ (15,377)      $ (16,546)       $(4,399)
                                                              ----------------------------------------------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities as of June 30, 2002 and June 30, 2001 are as follows:

                                                                      June 30,        June 30,
                                                                        2002            2001
                                                                -------------------------------
 Deferred tax assets:
 Accrued expenses                                                      $  5,484       $  6,160
 Asset basis differences                                                    215              -
 Inventory                                                               11,437         10,924
 Employee compensation and benefits                                       7,449         13,449
 Environmental reserves                                                   3,386          4,765
 Postretirement benefits                                                 16,269         12,286
 Net Operating loss, capital loss and credit carryforwards               98,893         83,799
 Other                                                                    9,888          3,713
                                                                -------------------------------
Total deferred tax assets                                             $ 153,021       $135,096
 Less:  Valuation allowance                                            (98,893)       (83,798)
                                                                -------------------------------
Net deferred tax assets                                                $ 54,128       $ 51,298
                                                                -------------------------------

Deferred tax liabilities:
 Asset basis differences                                              $(27,364)      $(67,160)
 Pensions                                                              (18,923)       (19,819)
                                                                -------------------------------
Total deferred tax liabilities                                        $(46,287)      $(86,979)
                                                                -------------------------------
Net  deferred tax assets (liabilities)                                 $  7,841      $(35,681)
                                                                -------------------------------

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     At June 30, 2002, we have $282,552 of federal operating loss carryforwards expiring 2008 through 2022, and $3,196 unused alternative minimum tax credit carryforward that does not expire.

     The amounts included in the balance sheet are as follows:

                                                            June 30,         June 30,
                                                             2002              2001
                                                       -----------------------------------
 Prepaid expenses and other current assets:
   Current deferred                                        $ 12,118           $ 13,005
                                                       -----------------------------------

 Noncurrent income tax liabilities:
   Noncurrent deferred                                      $ 4,277           $ 48,686
   Other noncurrent                                          53,791             27,072
                                                       -----------------------------------
                                                            $58,068            $75,758
                                                       -----------------------------------

     We maintain a very complex structure in the United States and overseas, particularly due to the large number of acquisitions and dispositions that have occurred along with other tax planning strategies. The noncurrent income tax liability is after utilization of available net operating losses and is attributable to permanent differences between the financial statement carrying amounts of assets and liabilities which we have sold in prior years and their respective tax bases. Our management performs a comprehensive review of its worldwide tax positions on an annual basis. Based on outcomes in recent years, as a result of discussions and resolutions of matters with the tax authorities and the closure of tax years subject to tax audit, we have revised our tax accruals, net of valuation allowances, by $(1,094), $3,500, and $7,800, in 2002, 2001, and 2000, respectively.

     Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent we intend to repatriate such earnings. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently invested, or which would be offset by allowable foreign tax credits. At June 30, 2002, the amount of domestic taxes payable upon distribution of such earnings was not significant.

     In the opinion of our management, adequate provision has been made for all income taxes and interest; and any liability that may arise for prior periods will not have a material effect on our financial condition or our results of operations.

12.      EQUITY SECURITIES

     We had 22,540,021 shares of Class A common stock and 2,621,502 shares of Class B common stock outstanding at June 30, 2002. Class A common stock is listed on the New York Stock Exchange under the ticker symbol of "FA". There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. For the year ended June 30, 2002, we issued 12,220 shares of Class A common stock as a result of the pay out of 12,220 deferred compensation units pursuant to our stock option deferral plan. During fiscal 2002, stock warrants entitled to purchase 400,000 shares of our common stock expired.

13.      STOCK OPTIONS

     Stock Options

     We are authorized to issue 5,141,000 shares of our Class A common stock upon the exercise of stock options issued under our 1986 non-qualified and incentive stock option plan. The purpose of the 1986 stock option plan is to encourage continued employment and ownership of Class A common stock by our officers and key employees, and to provide additional incentive to promote success. The 1986 stock option plan authorizes the granting of options at not less than the market value of the common stock at the time of the grant. The option price is payable in cash or, with the approval of our compensation and stock option committee of the Board of Directors, in "mature" shares of common stock, valued at fair market value at the time of exercise. The options normally vest by twenty-five percent at the end of each of the first four years and terminate five years from the date of grant, or for a stipulated period of time after an employee's death or termination of employment. The 1986 plan expires on April 9, 2006; however, all stock options outstanding as of April 9, 2006 shall continue to be exercisable pursuant to their terms.

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

     At the Annual Shareholders meeting held in November 2001, the shareholders approved the 2001 non-employee directors stock option plan, pursuant to which non-employee directors were issued stock options for 86,942 shares, in the aggregate, immediately after the 2001 Annual Meeting.

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

     A summary of stock option transactions under our stock option plans is presented in the following tables:

                                                                            Weighted
                                                                            Average
                                                                            Exercise
                                                           Shares            Price
                                                      -----------------------------------
         Outstanding at June 30, 1999                         2,786,563          $ 11.05
             Granted                                            200,500             8.89
             Exercised                                        (329,126)             3.98
             Expired                                           (88,216)             6.79
             Forfeited                                        (103,150)            14.53
                                                      -----------------------------------
         Outstanding at June 30, 2000                         2,466,571            11.82
             Granted                                            353,906             6.38
             Exercised                                        (374,016)             3.67
             Expired                                          (222,719)             8.06
             Forfeited                                        (300,400)            17.53
                                                      -----------------------------------
         Outstanding at June 30, 2001                         1,923,342            11.92
             Granted                                            563,764             2.98
             Expired                                          (350,119)            14.50
             Forfeited                                         (19,565)             7.79
                                                      -----------------------------------
         Outstanding at June 30, 2002                         2,117,422           $ 9.18
                                                      -----------------------------------
         Exercisable at June 30, 2000                         1,793,459          $ 10.57
         Exercisable at June 30, 2001                         1,291,911          $ 12.97
         Exercisable at June 30, 2002                         1,174,329          $ 12.46

     A summary of options outstanding at June 30, 2002 is presented as follows:

                                                      Options Outstanding                             Options Exercisable
                                 ------------------------------------------------------    ----------------------------------
                                                            Weighted           Average                               Weighted
                                                            Average           Remaining                              Average
              Range of                    Number            Exercise          Contract             Number            Exercise
           Exercise Prices             Outstanding           Price              Life            Exercisable           Price
         --------------------    ------------------------------------------------------    ----------------------------------
         $2.35 - $3.10                    561,764             $2.97          4.3 years              7,000              $2.35
         $6.00 - $8.63                    576,260              6.39          2.2 years            300,956               6.34
         $8.72 - $13.48                   434,853              9.45          1.7 years            379,853               9.41
         $13.62 - $16.25                  344,545             14.61          1.8 years            286,520              14.64
         $18.56 - $25.07                  200,000             24.70          0.2 years            200,000              24.70
         --------------------    ------------------------------------------------------    ----------------------------------
         $2.35 - $25.07                 2,117,422             $9.18          2.4 years          1,174,329             $12.46
         --------------------    ------------------------------------------------------    ----------------------------------

     The weighted average grant date fair value of options granted during 2002, 2001, and 2000 was $1.62, $3.13, and $4.16, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following significant assumptions were made in estimating fair value:

                                                             2002                2001               2000
                                                      ----------------------------------------------------------
Risk-free interest rate                                   3.6% - 4.7%         5.3% - 6.3%        5.9% - 6.8%
Expected life in years                                       4.75                4.31               4.66
Expected volatility                                        53% - 65%           52% - 53%          45% - 47%
Expected dividends                                           None                None               None

     We recognized compensation expense of $9 and $13 from stock options issued to consultants in 2002 and 2001, respectively. We are applying APB Opinion No. 25 in accounting for our stock option plans. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in 2002, 2001 or 2000. If stock options granted in 2002, 2001 and 2000 were accounted for based on their fair value as determined under SFAS 123, pro forma earnings would be as follows:

                                                                  2002           2001            2000
                                                          ----------------------------------------------
Net earnings (loss):
    As reported                                              $ (154,840)      $ (15,000)        $ 9,758
    Pro forma                                                  (156,776)        (16,923)          8,096
Basic and diluted earnings (loss) per share:
    As reported                                                 $ (6.16)        $ (0.60)        $  0.39
    Pro forma                                                     (6.23)          (0.67)           0.32

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

     Shares Available for Future Issuance

     The following table reflects a summary of the shares that could be issued under our stock option and stock deferral plans at June 30, 2002:

                                                                  1996        2000        2001                    Stock
                                                     1986      Directors    Directors   Directors     Banner    Deferral
Securities to be issued upon:                        Plan         Plan        Plan        Plan         Plan       Plan        Total
                                               -------------------------------------------------------------------------------------
Exercise of outstanding options                  1,303,328       62,000      52,500      86,942      612,652         -     2,117,422
Weighted average option exercise price             $  9.66       $ 9.19      $ 6.00      $ 2.35       $ 9.39       N/A       $  9.18
Options available for future grants                181,859      188,000           -           -            -         -       369,859
Issuance of deferred compensation units                  -            -           -           -            -   286,896       286,896
                                               -------------------------------------------------------------------------------------
Shares available for future issuance             1,485,187      250,000      52,500      86,942      612,652   286,896     2,774,177
                                               -------------------------------------------------------------------------------------

14.      EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings
(loss) per share:

                                                                                 2002           2001            2000
                                                                        ----------------------------------------------
Basic earnings per share:
Earnings (loss) from continuing operations                                  $ (10,240)      $ (15,000)      $  21,764
                                                                        ----------------------------------------------
Weighted average common shares outstanding                                      25,155          25,122         24,954
                                                                        ----------------------------------------------
Basic earnings per share:
Basic earnings (loss) from continuing operations per share                   $  (0.41)       $  (0.60)       $   0.87
                                                                        ----------------------------------------------

Diluted earnings per share:
Earnings (loss) from continuing operations                                  $ (10,240)      $ (15,000)      $  21,764
                                                                        ----------------------------------------------
Weighted average common shares outstanding                                      25,155          25,122         24,954
Diluted effect of options                                                 antidilutive    antidilutive             97
Diluted effect of warrants                                                antidilutive    antidilutive             86
                                                                        ----------------------------------------------
Total shares outstanding                                                        25,155          25,122         25,137
                                                                        ----------------------------------------------
Diluted earnings (loss) from continuing operations per share                 $  (0.41)       $  (0.60)       $   0.87
                                                                        ----------------------------------------------

     The computation of diluted loss from continuing operations per share for 2002 and 2001 excluded the effect of incremental common shares attributable to the potential exercise of common stock options outstanding and warrants outstanding, because their effect was antidilutive. No adjustments were made to share information in the calculation of earnings per share for the change in accounting for goodwill and discontinued operations in 2002 and 2000, respectively.

15.      RESTRUCTURING CHARGES

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

16.      DISCONTINUED OPERATIONS

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

     Fairchild Technologies reported sales of $8,087 in 2000.

17.      RELATED PARTY TRANSACTIONS

     We pay for a chartered helicopter used from time to time for business related travel. The owner of the chartered helicopter is a company controlled by Mr. Jeffrey Steiner. Cost for such flights that are charged to us are comparable to those charged in arm's length transactions between unaffiliated third parties. The total amounts paid for such helicopter was approximately $143 and $200 in 2001 and 2000, respectively. No amounts were paid in 2002.

     We have extended loans to purchase our Class A common stock to certain members of our senior management and Board of Directors, for the purpose of encouraging ownership of our stock, and to provide additional incentive to promote our success. The loans are non-interest bearing, have maturity dates ranging from 11/2to 31/2years, and become due and payable immediately upon the termination of employment for senior management, or director affiliation with us for a director. As of June 30, 2002, the indebtedness owed to us from Mr. Flynn, Mr. Juris, Mr. Persavich, and Mr. J. Steiner, was approximately $175 each. On June 30, 2002, Mr. Gerard, Ms. Hercot, Mr. Kelley, Mr. Miller and Mr. E. Steiner owed us approximately $99, $167, $50, $220 and $220, respectively. On June 30, 2002, approximately $106 of indebtedness was owed to us by each of Mr. Caplin, Mr. David, Mr. Harris, Mr. Lebard, and
Mr. Richey. As of June 30, 2002, each of the individual amounts due to us represented the largest aggregate balance of indebtedness outstanding under the officer and director stock purchase program. We recognized compensation expense of $22 and $443 in 2001 and 2000, respectively, as a result of favorable terms granted to the recipients of the loans.

     On November 16, 1999, Mr. Richey borrowed $46 from us to exercise stock options and hold our Class A common stock. The loan matures on November 16, 2002 and bears interest at 5.5%. The loan balance was $53 at June 30, 2002.

18.      LEASES

     Operating Leases

     We hold certain of our facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year, for each of the five years following June 30, 2002, are as follows: $9,383 for 2003; $7,801 for 2004; $6,424 for 2005; $4,420 for
2006; and $2,764 for 2007. Rental expense on operating leases from continuing operations for fiscal 2002, 2001, and 2000 was $9,279, $12,445, and $11,280,
respectively.

     Capital Leases

     Minimum commitments under capital leases for each of the five years following June 30, 2002, are $344 for 2003; $176 for 2004; $37 for 2005; $23 for
2006; and $12 for 2007, respectively. At June 30, 2002, the present value of capital lease obligations was $553 and imputed interest was $39. Capital assets leased and included in property, plant, and equipment consisted of:

                                                        June 30,     June 30,
                                                          2002         2001
                                                    -------------------------
         Land                                           $    -        $  70
         Buildings and improvements                        153          378
         Machinery and equipment                         1,063        1,920
         Furniture and fixtures                              -           17
         Transportation vehicles                            44            -
         Less: Accumulated depreciation                  (443)      (1,993)
                                                    -------------------------
                                                        $  817       $  392
                                                    -------------------------

     Leasing Operations

     In fiscal 1999, we began leasing retail space to tenants under operating leases at a 456,000 square foot shopping center that we developed in Farmingdale, New York. Rental revenue is recognized as lease payments are due from tenants, and the related costs are amortized over their estimated useful life. The future minimum lease payments to be received from non-cancelable operating leases on June 30, 2002 are $6,296 in 2003; $6,706 in 2004; $6,636 in
2005; $6,575 in 2006; $6,575 in 2007; and $44,531 thereafter. Rental property under operating leases consists of the following as of June 30, 2002:

Land and improvements                              $21,818
Buildings and improvements                          55,533
Tenant improvements                                  9,121
Less: Accumulated depreciation                     (5,915)
                                             --------------
                                                   $80,557
                                             --------------

19.       CONTINGENCIES

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

     In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition. In addition, we have identified several areas of potential contamination related to other facilities owned, or previously owned, by us, that may require us either to take corrective action or to contribute to a clean-up. We are also a defendant in certain lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters, and we have been alleged to be a potentially responsible party at various "superfund" sites. We believe that we have recorded adequate reserves in our financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any environmental liability, unless such parties are contractually obligated to contribute and are not disputing such liability.

     As of June 30, 2002, the consolidated total of our recorded liabilities for environmental matters was approximately $13.9 million, which represented the estimated probable exposure for these matters. On June 30, 2002, $4.8 million of these liabilities was classified as other accrued liabilities and $9.1 million was classified as other long-term liabilities. It is reasonably possible that our total exposure for these matters could be approximately $18.1 million.

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

20.  BUSINESS SEGMENT INFORMATION

     We report in three principal business segments. The aerospace fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems. The aerospace distribution segment distributes a wide range of aircraft parts and related support services to the aerospace industry. The real estate segment leases space to tenants at completed sections of a shopping center in Farmingdale, New York. The corporate segment includes the Gas Springs division prior to its disposition and corporate activities. Our financial data by business segment is as follows:

                                              Aerospace       Aerospace       Real Estate
                                            Fasteners (d)    Distribution     Operations       Corporate         Total
                                          -----------------------------------------------------------------------------------
 Fiscal 2002:
    Sales                                        $ 560,796        $  63,297         $     -         $     -        $ 624,093
    Operating Income (Loss) (a)                     41,581            2,579           1,076        (18,401)           26,835
    Capital Expenditures                            10,938              545               -             439           11,922
    Depreciation and Amortization                   26,661              679           2,744             445           30,529
    Identifiable Assets at June 30                 671,909           49,358         116,020         133,359          970,646

 Fiscal 2001:
    Sales                                        $ 536,904        $  85,908         $     -         $     -        $ 622,812
    Operating Income (Loss)   (b)                   37,008            2,499           (138)        (18,066)           21,303
    Capital Expenditures                            15,261              751               -             372           16,384
    Depreciation and Amortization                   39,090              900           2,268           1,474           43,732
    Identifiable Assets at June 30                 578,981           46,718         116,250         419,667        1,161,616

 Fiscal 2000:
    Sales                                        $ 533,620        $ 101,002         $     -        $    739        $ 635,361
    Operating Income (Loss)   (c)                   33,909            7,758           1,033        (19,457)           23,243
    Capital Expenditures                            26,367              630               -             342           27,339
    Depreciation and Amortization                   38,025              976             894           1,926           41,821
    Identifiable Assets at June 30                 599,139           54,784         122,148         491,349        1,267,420

(a) Fiscal 2002 results include one-time impairment expenses of $3.0 million in the aerospace fasteners segment and $0.4 million in the real estate operations segment.
(b) Fiscal 2001 results include one-time impairment expenses of $1.1 million in the aerospace fasteners segment, $2.4 million in the aerospace distribution segment, and $2.5 million in the real estate operations segment.
(c) Fiscal 2000 results include restructuring charges of $8.6 million in the aerospace fasteners segment.
(d) Sales from our aerospace fasteners segment included $75.6 million to Boeing in fiscal 2002, representing approximately 12% of our consolidated sales. Sales to Boeing were below 10% of our consolidated sales in fiscal 2001 and 2000, respectively.

21.  FOREIGN OPERATIONS AND EXPORT SALES

     Our operations are located primarily in the United States and Europe. All rental revenue is generated in the United States. Inter-area sales are not significant to the total sales of any geographic area. Sales by geographic area are attributed by country of domicile of our subsidiaries. Our financial data by geographic area is as follows:

                                     United
                                                                 States        Europe       Australia       Other         Total
                                                          ------------------------------------------------------------------------
Fiscal 2002:
Sales by geographic area                                       $ 462,630      $ 158,737     $   2,092      $    634     $ 624,093
Rental Revenue by geographic area                                  6,679              -             -             -         6,679
Operating income (loss) by geographic area                         8,371         17,973           514          (23)        26,835
Earnings (loss) from continuing operations before taxes         (35,931)         10,116           107           228      (25,480)
Identifiable assets by geographic area at June 30                781,674        179,224         8,079         1,669       970,646
Long-lived assets by geographic area at June 30                  301,520         39,847         1,575           848       343,790

Fiscal 2001:
Sales by geographic area                                       $ 465,490      $ 154,339     $   2,260      $    723     $ 622,812
Rental Revenue by geographic area                                  7,030              -             -             -         7,030
Operating income (loss) by geographic area                       (4,402)         24,377         1,329           (1)        21,303
Loss from continuing operations before taxes                    (51,536)         19,029           854           (3)      (31,656)
Identifiable assets by geographic area at June 30                984,344        168,729         7,678           865     1,161,616
Long-lived assets by geographic area at June 30                  318,196         38,458         1,515            12       358,181

Fiscal 2000:
Sales by geographic area                                       $ 470,984      $ 160,954     $   2,762      $    661     $ 635,361
Rental Revenue by geographic area                                  3,583              -             -             -         3,583
Operating income (loss) by geographic area                       (1,440)         24,382           380          (79)        23,243
Earnings from continuing operations before taxes                 (2,874)         20,849         (185)          (79)        17,711
Identifiable assets by geographic area at June 30              1,013,100        244,106         9,399           815     1,267,420
Long-lived assets by geographic area at June 30                  343,151         43,094         2,016         1,839       390,100

     Export sales are defined as sales by our operations located in the United States to customers in foreign regions. Export sales were as follows:

                                                                         Asia
                           Europe         Canada         Japan      (without Japan)   South America      Other          Total
                  -------------------------------------------------------------------------------------------------------------
Fiscal 2002             $  40,972      $  14,265     $   8,003        $   3,612        $   9,242     $   4,405       $  80,499
Fiscal 2001                42,067         14,670         8,502            2,140            1,906         3,811          73,096
Fiscal 2000                42,831         16,621         8,568            3,031            1,146         4,947          77,144

22.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table of quarterly financial data has been prepared from our financial records, without audit, and reflects all adjustments which are, in the opinion of our management, necessary for a fair presentation of the results of operations for the interim periods presented.

Fiscal 2002 quarters ended                                          Sep-30            Dec-30            Mar-31           Jun-30
                                                          ----------------------------------- ----------------------------------
Net sales                                                         $ 165,073        $ 157,835         $ 153,231        $ 147,954
Rental revenue                                                        1,733            1,664             1,625            1,657
Gross Profit                                                         41,169           38,870            38,088           35,464
Earnings (loss) from continuing operations                          (3,599)              907               506          (8,054)
  Per basic share                                                    (0.14)             0.04              0.02           (0.32)
  Per diluted share                                                  (0.14)             0.04              0.02           (0.32)
Cumulative effect of change in accounting for goodwill (a)        (144,600)                -                 -                -
  Per basic share                                                    (5.75)                -                 -                -
  Per diluted share                                                  (5.75)                -                 -                -
Net earnings (loss) (a)                                           (148,199)              907               506          (8,054)
  Per basic share                                                    (5.89)             0.04              0.02           (0.32)
  Per diluted share                                                  (5.89)             0.04              0.02           (0.32)
Market price range of Class A Stock:
  High                                                                 7.15             3.90              2.99             6.24
  Low                                                                  3.00             2.05              2.15             2.45
  Close                                                                3.40             2.69              2.52             3.15

Fiscal 2001 quarters ended                                     Sep-30            Dec-30            Mar-31           Jun-30
                                                          ----------------------------------- ----------------------------------
Net sales                                                         $ 148,367        $ 148,100         $ 162,358        $ 163,987
Rental revenue                                                        1,668            1,862             1,615            1,885
Gross Profit                                                         35,341           39,646            43,121           40,774
Net earnings (loss)                                                 (5,445)          (6,639)           (3,492)              576
  Per basic share                                                    (0.22)           (0.26)            (0.14)             0.02
  Per diluted share                                                  (0.22)           (0.26)            (0.14)             0.02
Market price range of Class A Stock:
  High                                                                 7.50             7.00              6.64             7.74
  Low                                                                  4.69             4.63              4.91             4.33
  Close                                                                6.44             5.50              4.92             7.01

(a) - Our reported amounts in the first quarter of 2002 were restated to reflect the transitional goodwill impairment charge of $144.6 million from the implementation of SFAS No. 142, which was presented as a cumulative effect of change in accounting retroactive to the beginning of fiscal 2002.

23.  CONSOLIDATING FINANCIAL STATEMENTS

     The following consolidating financial statements separately show The Fairchild Corporation and the subsidiaries of The Fairchild Corporation. These financial statements are provided to fulfill public reporting requirements and separately present guarantors of the 10 3/4% senior subordinated notes due 2009 issued by The Fairchild Corporation (the "Parent Company"). The guarantors are primarily composed of our domestic subsidiaries, excluding Fairchild Technologies, a real estate development venture, and certain other subsidiaries. The Parent Company owns 100% of each of the subsidiary guarantors, and has no independent assets or operations. The guarantees are full and unconditional and are also joint and several. There are no restrictions of the Parent Company, or any guarantor, on the ability to obtain funds from its subsidiairies.



                       CONSOLIDATING STATEMENT OF EARNINGS
                        FOR THE YEAR ENDED JUNE 30, 2002

                                                              Parent                          Non                         Fairchild
                                                             Company       Guarantors     Guarantors     Eliminations     Historical
                                                          --------------------------------------------------------------------------
Revenue:
Net sales                                                      $     -      $ 480,006       $ 163,822     $  (19,735)      $ 624,093
Rental revenue                                                       -              -           6,679               -          6,679
Other income, net                                                (238)          3,749           1,510               -          5,021
                                                          --------------------------------------------------------------------------
                                                                 (238)        483,755         172,011        (19,735)        635,793

Costs and expenses:
Cost of goods sold                                                   -        372,845         119,160        (19,735)        472,270
Cost of rental revenue                                               -              -           4,911               -          4,911
Selling, general & administrative                                7,318         94,784          26,240               -        128,342
Impairment charges                                                   -          3,435               -               -          3,435
                                                          --------------------------------------------------------------------------
                                                                 7,318        471,064         150,311        (19,735)        608,958
                                                          --------------------------------------------------------------------------
Operating income (loss)                                        (7,556)         12,691          21,700               -         26,835

Net interest expense (including intercompany)                 (18,095)         54,457          10,394               -         46,756
Investment (income) loss, net                                     (13)          1,005               -               -            992
Intercompany dividends                                               -          1,577               -         (1,577)              -
Decrease in market value of interest rate contract             (4,567)              -               -               -        (4,567)
                                                          --------------------------------------------------------------------------
Earnings (loss) from continuing operations before taxes          5,985       (44,348)          11,306           1,577       (25,480)
Income tax (provision) benefit                                 (3,402)         25,204         (6,425)                         15,377
Equity in earnings (loss) of affiliates and subsidiaries     (157,423)          (212)               -         157,498          (137)
Minority interest                                                    -              -               -               -              -
                                                          --------------------------------------------------------------------------
Earnings (loss) from continuing operations                   (154,840)       (19,356)           4,881         159,075       (10,240)
Cumulative effect in change in accounting goodwill                   -      (144,600)               -               -      (144,600)
                                                          --------------------------------------------------------------------------
Net earnings (loss)                                         $(154,840)     $(163,956)       $   4,881       $ 159,075    $ (154,840)
                                                          ==========================================================================

                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2002

                                                              Parent                          Non                         Fairchild
                                                             Company       Guarantors     Guarantors     Eliminations     Historical
                                                          --------------------------------------------------------------------------
Cash and cash equivalents                                     $    10      $   4,834       $  10,439         $     -      $  15,283
Short-term investments                                             55            439              87               -            581
Accounts receivable, less allowances                              940        654,638         107,283       (653,341)        109,520
Inventory, net                                                      -        126,874          54,157               -        181,031
Prepaid expenses and other current assets                      12,229         17,334           5,422               -         34,985
                                                          --------------------------------------------------------------------------
Total current assets                                           13,234        804,119         177,388       (653,341)        341,400

Investment in subsidiaries                                    735,342              -               -       (735,342)              -
Net fixed assets                                                  541         92,240          36,437               -        129,218
Net assets held for sale                                            -         19,406               -               -         19,406
Investments and advances in affiliates                             93          3,168               -               -          3,261
Goodwill, net                                                       -        241,560          32,989               -        274,549
Deferred loan costs                                            10,475              -             432               -         10,907
Prepaid pension assets                                              -         64,693               -               -         64,693
Real estate investment                                              -              -         108,184               -        108,184
Long-term investments                                              60          2,352           3,436           (488)          5,360
Other assets                                                    3,223          9,367           1,078               -         13,668
                                                          --------------------------------------------------------------------------
Total assets                                                $ 762,968     $1,236,905       $ 359,944   $ (1,389,171)      $ 970,646
                                                          ==========================================================================

Bank notes payable & current maturities of debt             $   2,279      $   1,607       $  49,993         $     -      $  53,879
Accounts payable                                                   27        874,413         202,958     (1,038,681)         38,717
Other accrued expenses                                          6,845         52,402          23,373               -         82,620
                                                          --------------------------------------------------------------------------
Total current liabilities                                       9,151        928,422         276,324     (1,038,681)        175,216
Long-term debt, less current maturities                       432,297          3,211           2,409               -        437,917
Fair market value of interest rate contract                    10,989              -               -               -         10,989
Other long-term liabilities                                       407         13,263           4,119               -         17,789
Noncurrent income taxes                                        58,587          (669)             150               -         58,068
Retiree health care liabilities                                     -         37,619           5,032               -         42,651
                                                          --------------------------------------------------------------------------
Total liabilities                                             511,431        981,846         288,034     (1,038,681)        742,630

Class A common stock                                            3,035              -               -               -          3,035
Class B common stock                                              262              -               -               -            262
Notes due from stockholders                                     (446)        (1,385)               -               -        (1,831)
Paid-in capital                                               232,797        478,500         127,148       (605,648)        232,797
Retained earnings                                              91,947      (204,758)        (50,888)         255,646         91,947
Cumulative other comprehensive loss                              (14)       (17,298)         (4,350)               -       (21,662)
Treasury stock, at cost                                      (76,044)              -               -           (488)       (76,532)
                                                          --------------------------------------------------------------------------
Total stockholders' equity                                    251,537        255,059          71,910       (350,490)        228,016
                                                          --------------------------------------------------------------------------
Total liabilities & stockholders' equity                    $ 762,968     $1,236,905       $ 359,944   $ (1,389,171)      $ 970,646
                                                          ==========================================================================

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2002

                                                              Parent                          Non                          Fairchild
                                                              Company      Guarantors      Guarantors     Eliminations    Historical
                                                          --------------------------------------------------------------------------
 Cash Flows from Operating Activities:
 Net earnings (loss)                                       $ (154,840)    $ (163,956)       $   4,881       $ 159,075    $ (154,840)
 Depreciation & amortization                                        82         20,020          10,427               -         30,529
 Amortization of deferred loan fees                              1,542             20             520               -          2,082
 Unrealized holding (gain) loss on interest rate contract        4,567              -               -               -          4,567
 Cumulative effect of change in accounting for goodwill              -        144,600               -               -        144,600
 Loss from impairments                                               -          3,061             374               -          3,435
 Paid-in kind interest income                                        -          (653)               -               -          (653)
 Loss (gain) on sale and impairment of investments               1,145            786               -               -          1,931
 Earnings (loss) of affiliates, net                               (75)            212               -               -            137
 Change in assets and liabilities                              146,242          2,316         (2,431)       (159,075)       (12,948)
                                                          --------------------------------------------------------------------------
 Net cash (used for) provided by operating activities          (1,337)          6,406          13,771               -         18,840

 Cash Flows from Investing Activities:
 Proceeds received from (used for):
    Purchase of property, plant and equipment                    (125)        (7,811)         (3,986)               -       (11,922)
    Investment securities, net                                       -          1,027               -               -          1,027
    Sale of fixed assets                                             -          3,841             857               -          4,698
    Equity investment in affiliates                              (524)                                                         (524)
    Real estate investment                                           -              -           (797)               -          (797)
    Proceeds received from net assets held for sale                  -          3,316               -               -          3,316
    Change in notes receivable                                     155        (5,713)            (36)               -        (5,594)
                                                          --------------------------------------------------------------------------
 Net cash (used for) provided by investing activities            (494)        (5,340)         (3,962)               -        (9,796)

 Cash Flows from Financing Activities:

 Proceeds from issuance of debt                                106,439            478          24,308               -        131,225
 Debt repayments, net                                        (105,153)        (3,209)        (32,463)               -      (140,825)
 Issuance of Class A common stock                                    9              -               -               -              9
 Loans to stockholders                                            (16)           (47)               -               -           (63)
                                                          --------------------------------------------------------------------------
 Net cash (used for) provided by financing activities            1,279        (2,778)         (8,155)               -        (9,654)
 Effect of exchange rate changes on cash                             -              -             942               -            942
                                                          --------------------------------------------------------------------------
 Net change in cash                                              (552)        (1,712)           2,596               -            332
 Cash and cash equivalents, beginning of the year                  562          6,546           7,843               -         14,951
                                                          --------------------------------------------------------------------------
 Cash and cash equivalents, end of the period                  $    10      $   4,834       $  10,439         $     -      $  15,283
                                                          ==========================================================================

                 CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED)
                        FOR THE YEAR ENDED JUNE 30, 2001

                                                             Parent                           Non                         Fairchild
                                                             Company       Guarantors     Guarantors     Eliminations     Historical
                                                           -------------  -------------- --------------  -------------- ------------
Revenue:
   Net sales                                                  $     -       $ 474,653      $ 160,894     $  (12,735)       $ 622,812
   Rental revenue                                                   -               -          7,030               -           7,030
   Other income, net                                             (70)           5,593            399               -           5,922
                                                           --------------  -------------- --------------  -------------- -----------
                                                                 (70)         480,246        168,323        (12,735)         635,764

Costs and expenses:
   Cost of good sold                                                -         365,506        113,590        (12,735)         466,361
   Cost of rental revenue                                           -               -          4,599               -           4,599
   Selling, general & administrative                            6,488          94,227         24,391               -         125,106
   Amortization of goodwill                                       808          10,704            994               -          12,506
   Impairment charges                                               -           5,889              -               -           5,889
                                                           --------------  -------------- --------------  -------------- -----------
                                                                7,296         476,326        143,574        (12,735)         614,461
                                                           --------------  -------------- --------------  -------------- -----------
Operating income (loss)                                       (7,366)           3,920         24,749               -          21,303

Net interest expense (including intercompany)                (10,831)          57,904          8,643               -          55,716
Investment (income) loss, net                                 (2,995)           1,533        (6,905)               -         (8,367)
Intercompany dividends                                              -             500              2           (502)               -
Fair market value adjustment of interest rate contract          5,610               -              -               -           5,610
                                                           --------------  -------------- --------------  -------------- -----------
Earnings (loss) before taxes                                      850        (56,017)         23,009             502        (31,656)
Income tax (provision) benefit                                (1,396)          38,151       (20,209)               -          16,546
Equity in earnings of affiliates and subsidiaries            (14,454)             169              -          14,395             110
                                                           --------------  -------------- --------------  -------------- -----------
Net earnings (loss)                                        $ (15,000)       $(17,697)       $  2,800       $  14,897      $ (15,000)
                                                           ==============  ============== ==============  ============== ===========

                     CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2001

                                                            Parent                           Non                          Fairchild
                                                            Company       Guarantors     Guarantors     Eliminations     Historical
                                                         --------------  -------------- --------------  --------------  ------------
Cash and cash equivalents                                     $   562        $  6,546       $  7,843         $     -       $  14,951
Short-term investments                                             71           3,034              -               -           3,105
Accounts receivable (including intercompany), less
allowances                                                      2,336         628,104         84,599       (593,336)         121,703
Inventory, net                                                      -         144,157         44,830               -         188,987
Prepaid expenses and other current assets                      13,292          22,134          7,198               -          42,624
                                                         --------------  -------------- --------------  --------------  ------------
Total current assets                                           16,261         803,975        144,470       (593,336)         371,370

Investment in subsidiaries                                    880,946               -              -       (880,946)               -
Net fixed assets                                                  501         112,969         35,638               -         149,108
Net assets held for sale                                            -          17,999              -               -          17,999
Investments and advances in affiliates                             92           2,721              -               -           2,813
Goodwill, net                                                  15,720         370,440         32,989               -         419,149
Deferred loan costs                                            11,944              20            952               -          12,916
Prepaid pension assets                                              -          65,249              -               -          65,249
Real estate investment                                              -               -        110,505               -         110,505
Long-term investments                                           1,205           3,626          3,436           (488)           7,779
Other assets                                                    2,607           1,335            786               -           4,728
                                                         --------------  -------------- --------------  --------------  ------------
Total assets                                                $ 929,276     $ 1,378,334      $ 328,776    $(1,474,770)      $1,161,616
                                                         ==============  ============== ==============  ==============  ============

Bank notes payable & current maturities of debt              $  2,250        $  1,631       $ 22,647         $     -       $  26,528
Accounts payable (including intercompany)                          20         778,542        230,934       (951,871)          57,625
Other accrued expenses                                          6,855          57,840         30,590               -          95,285
                                                         --------------  -------------- --------------  --------------  ------------
Total current liabilities                                       9,125         838,013        284,171       (951,871)         179,438

Long-term debt, less current maturities                       431,041           5,918         33,571               -         470,530
Fair market value of interest rate contract                     6,422               -              -               -           6,422
Other long-term liabilities                                       406          21,672          3,651               -          25,729
Noncurrent income taxes                                        76,217           (587)            128               -          75,758
Retiree health care liabilities                                     -          37,335          4,551               -          41,886
                                                         --------------  -------------- --------------  --------------  ------------
Total liabilities                                             523,211         902,351        326,072       (951,871)         799,763

Class A common stock                                            3,034               -              -               -           3,034
Class B common stock                                              262               -              -               -             262
Notes due from stockholders                                     (429)         (1,338)              -               -         (1,767)
Paid-in capital                                               232,820         478,207         83,513       (561,720)         232,820
Retained earnings                                             246,787          25,623       (64,932)          39,309         246,787
Cumulative other comprehensive loss                             (334)        (26,509)       (15,877)               -        (42,720)
Treasury stock, at cost                                      (76,075)               -              -           (488)        (76,563)
                                                         --------------  -------------- --------------  --------------  ------------
Total stockholders' equity                                    406,065         475,983          2,704       (522,899)         361,853
                                                         --------------  -------------- --------------  --------------  ------------
Total liabilities & stockholders' equity                    $ 929,276     $ 1,378,334      $ 328,776    $(1,474,770)      $1,161,616
                                                         ============== =============== ============== ===============   ===========

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE YEAR ENDED JUNE 30, 2001

                                                             Parent                          Non                          Fairchild
                                                            Company        Guarantors     Guarantors    Eliminations      Historical
                                                        --------------  -------------- --------------  --------------  -------------
 Cash Flows from Operating Activities:
 Net earnings (loss)                                        $ (15,000)       $(17,697)      $   2,800      $   14,897      $(15,000)
 Depreciation & amortization                                       885          32,243         10,604               -         43,732
 Amortization of deferred loan fees                              1,414               3            454               -          1,871
 Unrealized holding loss on interest rate contract               6,422               -              -               -          6,422
 Loss from impairments                                               -           3,524          2,365               -          5,889
 Gain on sale of investments                                     (850)         (4,575)        (3,436)               -        (8,861)
 Undistributed (distributed) earnings of affiliates                 59           (169)              -               -          (110)
 Change in assets and liabilities                             (13,821)        (28,718)       (16,044)        (14,897)       (61,702)
                                                        --------------  -------------- --------------  --------------  -------------
 Net cash used for operating activities                       (20,891)        (15,389)        (3,257)               -       (39,537)

 Cash Flows from Investing Activities:
 Proceeds received from (used for):
 Purchase of property, plant and equipment                       (106)        (11,643)        (4,635)               -       (16,384)
 Sale of property, plant and equipment                              14           4,459            155               -          4,628
 Investment securities, net                                          -          16,447              -               -         16,447
 Equity investment in affiliates                                   477               -              -               -            477
 Change in real estate investment                                    -               -        (2,566)               -        (2,566)
 Change in net assets held for sale                                  -           1,491              -               -          1,491
                                                        --------------  -------------- --------------  --------------  -------------
 Net cash (used for) provided by investing activities              385          10,754        (7,046)               -          4,093

 Cash Flows from Financing Activities:
 Proceeds from issuance of debt                                146,974               -         21,187               -        168,161
 Debt repayments, net                                        (126,624)        (11,891)        (14,901)              -      (153,416)
 Issuance of Class A common stock                                  593               -              -               -            593
 Loans to stockholders                                              90               9              -               -             99
                                                        --------------  -------------- --------------  --------------  -------------
 Net cash (used for) provided by financing activities           21,033        (11,882)          6,286               -         15,437
 Effect of exchange rate changes on cash                             -               -          (832)               -          (832)
                                                        --------------  -------------- --------------  --------------  -------------
 Net change in cash                                                527        (16,517)        (4,849)               -       (20,839)
 Cash, beginning of the year                                        35          23,063         12,692               -         35,790
                                                        --------------  -------------- --------------  --------------  -------------
 Cash, end of the year                                         $   562        $  6,546      $   7,843         $     -       $ 14,951
                                                        ==============  ============== ==============  ==============  =============

                 CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED)
                        FOR THE YEAR ENDED JUNE 30, 2000

                                                             Parent                          Non                           Fairchild
                                                             Company       Guarantors     Guarantors    Eliminations      Historical
                                                           ----------  -------------  ------------- ----------------  --------------
Revenue:
   Net sales                                                   $    -      $ 470,595      $ 166,558       $  (1,792)       $ 635,361
   Rental revenue                                                   -              -          3,583                -           3,583
   Other income,                                                (103)          9,178          1,752                -          10,827
                                                           ----------  -------------  ------------- ----------------  --------------
                                                                (103)        479,773        171,893          (1,792)         649,771

Costs and expenses:
   Cost of sales                                                    -        355,643        118,172          (1,792)         472,023
   Cost of rental revenue                                           -              -          2,489                -           2,489
   Selling, general & administrative                            6,072        100,483         24,309                -         130,864
   Restructuring                                                    -          8,578              -                -           8,578
   Amortization of goodwill                                       808         10,745          1,021                -          12,574
                                                           ----------  -------------  ------------- ----------------  --------------
                                                                6,880        475,449        145,991          (1,792)         626,528
                                                           ----------  -------------  ------------- ----------------  --------------
Operating income (loss)                                       (6,983)          4,324         25,902                -          23,243

Net interest expense (income)                                  42,347        (7,512)          9,257                -          44,092
Investment income, net                                            (6)        (9,929)              -                -         (9,935)
Nonrecurring income on disposition of subsidiary                    -              -       (28,625)                -        (28,625)
                                                           ----------  -------------  ------------- ----------------  --------------
Earnings (loss) before taxes                                 (49,324)         21,765         45,270                -          17,711
Income tax (provision) benefit                                  6,343          (238)        (1,706)                -           4,399
Equity in earnings of affiliates and subsidiaries              52,739              -              -         (53,085)           (346)
                                                           ----------  -------------  ------------- ----------------  --------------
Earnings (loss) from continuing operations                      9,758         21,527         43,564         (53,085)          21,764
Earnings (loss) from disposal of discontinued operations            -                      (12,006)                -        (12,006)
                                                           ----------  -------------  ------------- ----------------  --------------
Net earnings (loss)                                           $ 9,758      $  21,527       $ 31,558       $ (53,085)       $   9,758
                                                           ==========  =============  ============= ================  ==============

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE YEAR ENDED JUNE 30, 2000


                                                            Parent                          Non                          Fairchild
                                                            Company       Guarantors     Guarantors     Eliminations     Historical
                                                           ----------  ------------- ---------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                           $ 9,758       $ 21,527       $  31,558      $ (53,085)        $  9,758
Depreciation and amortization                                     931         32,350           8,540               -          41,821
Deferred loan fee amortization                                  1,075              2             123               -           1,200
(Gain) loss on sale of property, plant and equipment                -        (2,207)             243               -         (1,964)
Gain on sale of investments                                         -        (9,206)               -               -         (9,206)
Undistributed loss (earnings) of affiliates, net                    -            372               -               -             372
(Gain) on sale of affiliate investments and divestiture of
  subsidiary                                                        -              -        (28,625)               -        (28,625)
Change in assets and liabilities                               58,560      (125,047)        (53,675)          53,085        (67,077)
Non-cash charges and working capital changes of
  discontinued operations                                           -              -        (13,351)               -        (13,351)
                                                           ----------  ------------- ---------------  --------------  --------------
Net cash (used for) provided by operating activities           70,324       (82,209)        (55,187)               -        (67,072)
                                                           ----------  ------------- ---------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from investments                              -         14,655               -               -          14,655
Purchase of property, plant and equipment                         (5)       (19,321)         (8,013)               -        (27,339)
Proceeds from sale of property, plant and equipment                 -         12,693               -               -          12,693
Net proceeds from divestiture of subsidiaries                       -         57,000          51,792               -         108,792
Proceeds from net assets held for sale                              -          4,672               -               -           4,672
Real estate investment                                              -              -        (27,712)               -        (27,712)
Equity investment in affiliates                                     -        (2,489)               -               -         (2,489)
Investing activities of discontinued operations                     -              -           7,100               -           7,100
                                                           ----------  ------------- ---------------  --------------  --------------
Net cash provided by (used for) investing activities              (5)         67,210          23,167               -          90,372
                                                           ----------  ------------- ---------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                 52,200        111,569          43,105               -         206,874
Debt repayments                                             (122,359)      (113,465)        (10,436)               -       (246,260)
Loans to Stockholders                                           (520)        (1,347)               -               -         (1,867)
Issuance of Class A common stock                                  368              -               -               -             368
Purchase of treasury stock                                          -          (488)               -               -           (488)
                                                           ----------  ------------- ---------------  --------------  --------------
Net cash provided by (used for) financing activities         (70,311)        (3,731)          32,669               -        (41,373)
                                                           ----------  ------------- ---------------  --------------  --------------
Effect of exchange rate changes on cash                            -              -            (997)               -           (997)
                                                           ----------  ------------- ---------------  --------------  --------------
Net change in cash and cash equivalents                             8       (18,730)           (348)               -        (19,070)
                                                           ----------  ------------- ---------------  --------------  --------------
Cash and cash equivalents, beginning of the year                   27         41,793          13,040               -          54,860
                                                           ----------  ------------- ---------------  --------------  --------------
Cash and cash equivalents, end of the period                   $   35       $ 23,063       $  12,692         $     -        $ 35,790
                                                           ----------  ------------- ---------------  --------------  --------------

24.  SUBSEQUENT EVENTS

      On July 16, 2002 we announced that we signed a definitive agreement to sell our Fairchild Fasteners business for approximately $657 million in cash to Alcoa Inc. The actual cash to be received from Alcoa is dependent upon a post-closing adjustment based on the change in net working capital between March 31, 2002 and the closing date. We may also receive additional cash proceeds up to $12.5 million per year, in an earnout formula based on the number of Boeing and Airbus commercial aircraft deliveries during each of the calendar years 2003-2006, inclusive. The sale, which is expected to close before November 30, 2002, is subject to customary conditions, including regulatory approvals and the approval of our shareholders and bondholders. We will use a portion of the proceeds from the sale to repay our bank debt and commence a tender offer to acquire all of our outstanding $225 million, 10.75% senior subordinated notes, due in April, 2009. This tender offer will close concurrently with the closing of the sale to Alcoa. The remaining proceeds from the sale will provide funds for new acquisitions.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 9, 2002, upon the recommendation of our Audit Committee, the Board of Directors dismissed Arthur Andersen LLP as our independent auditors and appointed Ernst & Young LLP to serve as our independent auditors for the fiscal year which ended on June 30, 2002. The change in auditors is effective immediately. Arthur Andersen's reports on our consolidated financial statements for the fiscal years ended June 30, 2001 and June 30, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During each of our fiscal years ended June 30, 2001 and June 30, 2000 and through May 9, 2002, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and
(ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. We have provided Arthur Andersen with a copy of the foregoing disclosures. Incorporated by reference as Exhibit 16 is a copy of Arthur Andersen's letter, dated May 13, 2002, stating its agreement with such statements. During each of our two previous fiscal years and through the May 9, 2002, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is incorporated herein by reference from the 2002 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the 2002 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the 2002 Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)(1)  Financial Statements.

     All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K (see index on Page 15).

(a)(2)  Financial Statement Schedules.


Schedule Number                     Description                            Page

  I                Condensed Financial Information of Parent Company          73


     All other schedules are omitted because they are included in the Consolidated Financial Statements, or are not required.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            THE FAIRCHILD CORPORATION
              CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                        BALANCE SHEETS (NOT CONSOLIDATED)
                                 (In thousands)

                                                                   June 30,            June 30,
                                                                     2002                2001
                                                              ------------------- --------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $      10          $       562
   Short-term investments                                                     55                   71
   Accounts receivable                                                       940                2,336
   Prepaid expenses and other current assets                              72,185               74,546
                                                              ------------------- --------------------
Total current assets                                                      73,190               77,515

Property, plant and equipment, less accumulated depreciation                 541                  501
Investments in subsidiaries                                              735,342              880,946
Investments and advances, affiliated companies                                93                   92
Goodwill                                                                       -               15,720
Deferred loan fees                                                        10,475               11,944
Investments                                                                   60                1,205
Other assets                                                               3,223                2,607
                                                              ------------------- --------------------
Total assets                                                         $   822,924         $    990,530
                                                              =================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                     $     2,279         $      2,250
   Accounts payable                                                           27                   20
   Other Accrued Expenses                                                 66,801               68,109
                                                              ------------------- --------------------
Total current liabilities                                                 69,107               70,379

Long-term debt                                                           432,297              431,041
Fair market value of interest rate contract                               10,989                6,422
Non current income taxes                                                  58,587               76,217
Other long-term liabilities                                                  407                  406
                                                              ------------------- --------------------
Total liabilities                                                        571,387              584,465
Stockholders' equity:
Class A common stock                                                       3,035                3,034
Class B common stock                                                         262                  262
Notes due from stockholders                                                (446)                (429)
Treasury stock                                                          (76,044)             (76,075)
Cumulative comprehensive income                                             (14)                (334)
Paid-in capital                                                          232,797              232,820
Retained earnings                                                         91,947              246,787
                                                              ------------------- --------------------
Total stockholders' equity                                               251,537              406,065
                                                              ------------------- --------------------
Total liabilities and stockholders' equity                           $   822,924         $    990,530
                                                              =================== ====================


The accompanying notes are an integral part of these condensed financial statements.

                                                                      Schedule I

                            THE FAIRCHILD CORPORATION
              CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                    STATEMENT OF EARNINGS (NOT CONSOLIDATED)
                                 (In thousands)

                                                               For the Twelve Months Ended June 30,
                                                         -------------------------------------------------
                                                                   2002             2001            2000
                                                         -------------------------------------------------
Costs and Expenses:
     Selling, general & administrative                          $   7,556        $   6,559      $   6,175
     Amortization of goodwill                                           -              808            808
                                                         -------------------------------------------------
                                                                    7,556            7,367          6,983

Operating loss                                                    (7,556)          (7,367)        (6,983)

Net interest income (expense)                                      18,095           10,831       (42,347)
Investment income (loss), net                                          13            2,995              6
Fair market value adjustment of interest rate contract            (4,567)          (5,610)              -
Equity in earnings of affiliates                                    (137)              110          (347)
                                                         -------------------------------------------------
Earnings (loss) from continuing operations before taxes             5,848              959       (49,671)
Income tax provision (benefit)                                      3,402            1,394        (6,343)
                                                         -------------------------------------------------
Earnings (loss) before equity in earnings (loss) of
 Subsidiaries                                                       2,446            (435)       (43,328)
Equity in earnings (loss) of subsidiaries                       (157,286)         (14,565)         53,086
                                                         -------------------------------------------------
Net earnings (loss)                                           $ (154,840)      $  (15,000)      $   9,758
                                                         =================================================



The accompanying notes are an integral part of these condensed financial statements.

                                                                      Schedule I

                            THE FAIRCHILD CORPORATION
              CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                   STATEMENT OF CASH FLOWS (NOT CONSOLIDATED)
                                 (In thousands)

                                                              For the Twelve Months Ended June 30,
                                                        --------------------------------------------------
                                                                  2002             2001            2000
                                                        --------------------------------------------------
Cash provided by (used for) operations                          $ (1,337)      $ (20,891)        $ 70,324
Investing Activities:
Purchase of PP&E                                                    (125)           (106)             (5)
Equity investments in affiliates                                    (524)             477               -
Other                                                                 155              14               -
                                                        --------------------------------------------------
                                                                    (494)             385             (5)

Financing activities:
Proceeds from issuance of debt, including intercompany            106,439         146,974          52,200
Debt repayments                                                 (105,153)       (126,624)       (122,359)
Issuance of common stock                                                9             593             368
Other                                                                (16)              90           (520)
                                                        --------------------------------------------------
                                                                    1,279          21,033        (70,311)
                                                        --------------------------------------------------
Net increase (decrease) in cash                                  $  (552)          $  527          $    8
                                                        ==================================================





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

2. LONG-TERM DEBT

                                                                           June 30,           June 30,
                                                                             2002               2001
                                                                      -------------------  ----------------
    Bank Credit Agreement                                                      $ 209,450         $ 208,291
    10 3/4% Senior subordinated Notes Due 2009                                   225,000           225,000
    Capitalized leases                                                               126                 -
                                                                      -------------------------------------
    Total Debt                                                                   434,576           433,291
                                                                      ===================  ================
    Less: Current Maturities                                                     (2,279)           (2,250)
                                                                      -------------------  ----------------
    Total long-term debt                                                       $ 432,297         $ 431,041
                                                                      ===================  ================

     Long-term debt (exclusive of capital lease obligations) maturing over the next five years is as follows: $2,250 in 2003, $2,250 in 2004, $71,050 in 2005,
$133,900 in 2006, and $0 in 2007.

3. DIVIDENDS FROM SUBSIDIARIES

     Cash dividends paid to The Fairchild Corporation by its consolidated subsidiaries were $47,742 in 2000.

4.  CONTINGENCIES

     We are involved in various claims and lawsuits incidental to our business, some of which involve substantial amounts. We, either on our own or through our insurance carriers, are contesting these matters. In the opinion of management, the ultimate resolution of the legal proceedings will not have a material adverse effect on our financial condition, or future results of operations or net cash flows.

(a)(3)  Exhibits.

A. Articles of Incorporation, Bylaws, and Instruments Defining Rights of Securities

3.1 Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit "C" of Registrant's Proxy Statement dated October 27, 1989).
3.2 Certificate of Amendment to Registrant's Certificate of Incorporation, dated November 16, 1990, changing name from Banner Industries, Inc. to The Fairchild Corporation.

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

3.6      Amendment to the Company's Charter of the Audit Committee dated
         May 10, 2001.
4.1 Specimen of Class A Common Stock certificate (incorporated by reference to Registration Statement No. 33-15359 on Form S-2).
4.2 Specimen of Class B Common Stock certificate (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).
4.3 Indenture dated as of April 20, 1999, between the Company and Subsidiary Guarantors and The Bank of New York, as Trustee (relating to the Company's 10 3/4% Senior Subordinated Notes Due 2009) (incorporated by reference to Registrant's Registration Statement No. 333-80311 on Form S-4, declared effective August 9, 1999).
4.4 Form of Global Note (relating to the Company's 10 3/4% Senior Subordinated Notes Due 2009) (incorporated by reference to Registrant's Registration Statement No. 333-80311 on Form S-4, declared effective August 9, 1999).
4.5 Registration Rights Agreement, dated April 15, 1999, between the Company and Credit Suisse First Boston Corporation on behalf of the Initial Purchasers (relating to the Company's 10 3/4% Senior Subordinated Notes Due 2009) (incorporated by reference to Registrant's Registration Statement No. 333-80311 on Form S-4, declared effective August 9, 1999).
4.6 Purchase Agreement, dated as of April 15, 1999, between the Company, the Subsidiary Guarantors and the Initial Purchasers (relating to the Company's 10 3/4% Senior Subordinated Notes Due 2009) (incorporated by reference to Registrant's Registration Statement No. 333-80311 on Form S-4, declared effective August 9, 1999).
B.       Material Contracts
B1.      (Stock Option Plans)
10.3 Amended and Restated 1986 Non-Qualified and Incentive Stock Option Plan, dated as of February 9, 1998 (incorporated by reference to Exhibit B of Registrant's Proxy Statement dated October 9, 1998).
10.4 Amendment Dated May 7, 1998 to the 1986 Non-Qualified and Incentive Stock Option Plan (incorporated by reference to Exhibit A of Registrant's Proxy Statement dated October 9, 1998).
10.5 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit B of Registrant's Proxy Statement dated October 7,
         1996).
10.6 Stock Option Deferral Plan dated February 9, 1998 (for the purpose of allowing deferral of gain upon exercise of stock options) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).
10.7 Amendment to the Stock Option Deferral Plan, dated June 28, 2000 (for the purpose of making an equitable adjustment in connection with the spin off of Fairchild Bermuda and the receipt of Global Sources shares) (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.8 Amendment dated May 21, 1999, amending the 1996 Non-Employee Directors Stock Option Plan (for the purpose of allowing deferral of gain upon exercise of stock options) (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).
10.9 2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix 2 of Registrant's Proxy Statement dated
         October 10, 2000).

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

10.12 Employment Agreement between Banner Aerospace, Inc. and Jeffrey J. Steiner, dated September 9, 1992.

10.13 Restated and Amended Service Agreement between Fairchild Switzerland, Inc. and Jeffrey J. Steiner, dated April 1, 2001.

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

B3.3.     Interest Rate Hedge Agreements:
10.25 ISDA Master (Swap) Agreement between Registrant and Citibank, N.A. dated as of October 30, 1997 (incorporated by reference to Exhibit
         10.36 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).
10.26 Amendment No. 1 dated as of August 7, 1998, to the ISDA Master (Swap) Agreement between Registrant and Citibank, N.A. dated as of October 30, 1997.

10.27    Confirmation Letter dated as of January 16, 1998, to the ISDA Master
         (Swap) Agreement between Registrant and Citibank, N.A. dated as of October 30, 1997.

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

10.29 Form Warrant Agreement issued to Stinbes Limited (subsequently assigned to The Steiner Group, LLC) dated as of September 26, 1997, effective retroactively as of February 21, 1997 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).
10.30 Extension of Warrant Agreement between Registrant and Stinbes Limited (subsequently assigned to The Steiner Group, LLC) for 375,000 shares of Class A or Class B Common Stock dated as of September 26, 1997, effective retroactively as of February 21, 1997 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).
10.31 Amendment of Warrant Agreement dated February 9, 1998, between the Registrant and Stinbes Limited (subsequently assigned to The Steiner Group, LLC) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).
10.32 Amended Warrant Agreement dated December 28, 1998, effective retroactively as of September 17, 1998, between Registrant and Stinbes Limited (subsequently assigned to The Steiner Group, LLC) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1999).
B5.      (Other Material Contracts):
10.33 Share Purchase Agreement dated as of July 27, 1999 between a Company subsidiary and Jeffrey Steiner (as Sellers) and American National Can Group, Inc. (as Buyer), for the sale of all stock of Nacanco Paketleme A.S. owned by the Sellers (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).
10.34 Asset Purchase Agreement dated as of October 22, 1999, among The Fairchild Corporation, Banner Aerospace, Inc., Dallas Aerospace, Inc., and United Technologies Corporation, acting through its Pratt & Whitney Division (incorporated by reference to the Registrant's Report on Form 8-K dated December 13, 1999).
(a)(3) Exhibits (continued)
Other Exhibits
11. Computation of earnings per share (found at Note 14 in Item 8 to Registrant's Consolidated Financial Statements for the fiscal years ended June 30, 2002, 2001 and 2000).
*12.     Certifications required by Section 906 of the Sarbanes-Oxley Act.

16. Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 9, 2002. (Incorporated by reference to the Registrant's Report on Form 8-K dated May 9, 2002.)

*22      List of subsidiaries of Registrant.
*23.1  Consent of Ernst &Young LLP, independent auditors.

*23.2  Notice regarding lack of consent of Arthur Andersen LLP.

*99     September 7, 2001 Audit Report of Arthur Andersen LLP.
-------------------------
*Filed herewith.

(b) Reports on Form 8-K
     On May 15, 2002, we filed a Form 8-K to report on Item 4 and Item 7 regarding the change in certifying accountants. On May 9, 2002, upon the recommendation of our Audit Committee, the Board of Directors dismissed Arthur Andersen LLP as our independent auditors and appointed Ernst & Young LLP to serve as our independent auditors for the current fiscal year which ended on June 30, 2002. The change in auditors was effective immediately.

     On July 18, 2002, we filed a Form 8-K to report the Acquisition Agreement, dated as of July 16, 2002, between Fairchild and Alcoa Inc., pursuant to which Alcoa will acquire Fairchild's fasteners business for approximately $657 million in cash and the assumption of certain liabilities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                            THE FAIRCHILD CORPORATION



                              By: /s/ JOHN L. FLYNN
                                  John L. Flynn
                                  Chief Financial Officer and
                                  Senior Vice President, Tax





Date:  September 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.


By:         JEFFREY J. STEINER    Chairman, Chief Executive   September 26, 2002
    /s/
    ---------------------------
            Jeffrey J. Steiner       Officer and Director

By:         MELVILLE R. BARLOW             Director           September 26, 2002
    /s/
    ---------------------------
            Melville R. Barlow

By:         MORTIMER M. CAPLIN             Director           September 26, 2002
    /s/
    ---------------------------
            Mortimer M. Caplin

By:           ROBERT EDWARDS               Director           September 26, 2002
    /s/
    ---------------------------
              Robert Edwards

By:          STEVEN L. GERARD              Director           September 26, 2002
    /s/
    ---------------------------
             Steven L. Gerard

By:          HAROLD J. HARRIS              Director           September 26, 2002
    /s/
    ---------------------------
             Harold J. Harris

By:           DANIEL LEBARD                Director           September 26, 2002
    /s/
    ---------------------------
              Daniel Lebard

By:         HERBERT S. RICHEY              Director           September 26, 2002
    /s/
    ---------------------------
            Herbert S. Richey

By:          ERIC I. STEINER    President, Chief Operating    September 26, 2002
    /s/
    ---------------------------
             Eric I. Steiner       Officer and Director

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
                            PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002
                                (18 U.S.C.1350)


The undersigned, Jeffrey J. Steiner, Chief Executive Officer of The Fairchild Corporation ("Company"), hereby certifies that:

1.       I have reviewed this annual report on Form 10-K of The Fairchild
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: September 26, 2002                             /s/  Jeffrey J. Steiner
                                                     Jeffrey J. Steiner
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
                             PUSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002
                                (18 U.S.C.1350)

The undersigned, John L. Flynn, Chief Financial Officer of The Fairchild Corporation ("Company"), hereby certifies that:

1.       I have reviewed this annual report on Form 10-K of The Fairchild
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



Date:  September 26, 2002                            /s/  John L. Flynn
                                                     -------------------
                                                     John L. Flynn
                                                     Chief Financial Officer and
                                                     Senior Vice President, Tax