Form 10-K/A
period 2002-06-30
FAIRCHILD CORP
filed 2002-10-23
CIK 9779

36


--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

         For the Year Ended June 30, 2002 Commission File Number 1-6560

                            THE FAIRCHILD CORPORATION
             (Exact name of Registrant as specified in its charter)

               Delaware                                   34-0728587
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

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

        Securities registered pursuant to Section 12 (g) of the Act: None
                                                                     ----

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

On September 30, 2002, the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing price of these shares on the New York Stock exchange) was approximately $88.3 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

On September 30, 2002, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

   Class A Common Stock, $0.10 Par Value                              22,541,021
   Class B Common Stock, $0.10 Par Value                               2,621,502

AMENDMENT: This Form 10-K was amended to provide enhanced disclosure of income taxes and recent developments in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", Item 8, "Financial Statements and Supplementary Data" and provide enhanced disclosure on Part III, Item 5, "Other Information". Disclosure enhancements to Item 8 were made to Footnote 11, "Income Taxes," and Footnote 24, "Subsequent Events."

--------------------------------------------------------------------------------

                            THE FAIRCHILD CORPORATION
                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-K/A
                       FOR FISCAL YEAR ENDED JUNE 30, 2002



                                                                            Page
PART II

  Item 7.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                             4

  Item 7A. Quantitative and Qualitative Disclosures about Market Risk         15

  Item 8.  Financial Statements and Supplementary Data                        16

  Item 9.  Disagreements on Accounting and Financial Disclosure               62


PART III

  Item 5.  Other Information                                                  62


PART IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                           63

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

     Deferred and Noncurrent Income Taxes: Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2002, we have recorded $53.8 million of noncurrent income tax liabilities, which includes additional tax and interest we may be required to pay if our tax positions are not sustained with respect to the sale of several businesses, and repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal revenue Code of 1986, as amended.

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

     Net cash provided by operating activities for 2002 was $18.8 million. The working capital uses of cash in 2002 included a $29.4 million decrease in accounts payable and other accrued liabilities and a $10.4 million increase in other non-current assets, offset partially by a $10.6 million decrease in accounts receivable, a $10.6 million decrease in other current assets and a $5.1 million decrease in inventory. The working capital uses of cash were offset by $30.4 million of earnings after deducting non-cash expenses of $30.5 million for depreciation, $2.1 million from the amortization of deferred loan fees, $144.6 million for the cumulative effect of change in accounting for goodwill, $3.4 million loss from impairments, and $4.6 million from the reduction in the fair market value of an interest rate contract. Net cash used for operating activities for fiscal 2001 was $39.5 million. The primary use of cash for operating activities in 2001 was a $9.1 million increase in inventories, a $117.7 million decrease in accounts payable and other accrued liabilities, offset partially by a $5.5 million decrease in accounts receivable and a $31.6 million increase in other current assets. Net cash used for operating activities for 2000 was $67.1 million. In 2000, the primary use of cash for operating activities was a $23.2 million increase in inventories, a $12.0 million decrease in accounts payable, and a $25.2 million increase in other current assets.

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

     At June 30, 2002, we had contractual commitments to repay debt (including capital lease obligations), and to make payments under operating leases. Our long-term debt obligations are restricted by certain covenants that limit our ability to encumber our assets. Payments due under these long-term obligations are as follows:

                                                      2003        2004      2005       2006       2007     Thereafter      Total
                                                   ------------------------------------------------------------------------------
 Long-term debt and capital lease obligations         34,905      3,130    71,544     134,255     1,354      227,634      472,822
 Operating lease commitments                           9,383      7,801     6,424       4,420     2,764        2,727       33,519
                                                   ------------------------------------------------------------------------------
 Total contractual cash obligations                   44,288     10,931    77,968     138,675     4,118      230,361      506,341
                                                   ------------------------------------------------------------------------------

     We have entered into standby letter of credit arrangements with insurance companies and others, primarily relating to the guarantee of future performance on certain contracts. At June 30, 2002, we had contingent liabilities of $18.0 million on commitments related to outstanding letters of credit.

     In addition, the Company has $17.8 million classified as other long-term liabilities, which do not have specific payment terms or other similar contractual arrangements.

     At June 30, 2002, we have $282.5 million of federal income tax loss carryforwards expiring 2010 through 2022, and $3.2 million of unused alternative minimum tax credit carryforward that does not expire. These federal income tax loss carryforwards may be reduced by adjustments during the income tax audits of 1995 through 2002, which have not commenced. As the periods of assessment for 1995 to 1998 have expired, additional tax may be collected from us only for 1999 to 2002. Nonetheless, the tax losses of $68.3 million arising in 1995, 1997, and 1998 may still be reduced for determining the proper amount of net operating loss available to be carried forward to years after 1998. The gain we reported between 1995 and 2002, for federal income tax, may be significantly increased if our tax positions are not sustained with respect to the sales of several businesses; and the repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended. If all of these adjustments were made for 1995 to 2002, the federal income tax loss carryforwards would be substantially reduced, and we may be required to pay additional tax and interest of up to $74 million, which has already been provided. The amount of additional tax and interest to be paid by the Company depends on the amount of income tax audit adjustments, which are made and sustained for 1995 to 2002. These adjustments, if any, would be made at a future date, which is presently uncertain, and therefore we cannot predict the timing of cash outflows. To the extent a favorable final determination of the recorded tax liabilities occurs, appropriate adjustments will be made to decrease the recorded tax liability in the year such favorable determination will occur. It is presently uncertain when a final determination will occur since no Internal Revenue Service audits of 1995 to 2002 have commenced.

Recent Developments

     On July 16, 2002 we announced that we signed a definitive agreement to sell our aerospace fasteners business to Alcoa Inc., for approximately $657 million in cash. The actual cash to be received from Alcoa is dependent upon a post-closing adjustment based on the difference in net working capital between March 31, 2002 and the closing date. We may also receive additional cash proceeds up to $12.5 million per year, in an earnout formula based on the number of Boeing and Airbus commercial aircraft deliveries during each of the calendar years 2003-2006, inclusive. The sale, which is expected to close before November 30, 2002, is subject to customary conditions, including the approval of our shareholders and bondholders. We will use a portion of the proceeds from the sale to repay our bank debt and commence a tender offer at par to acquire all of our outstanding $225 million, 10.75% senior subordinated notes, due in April, 2009. This tender offer will close concurrently with the closing of the sale to Alcoa. The remaining proceeds from the sale will provide funds for new acquisitions.

     The Pension Benefit Guaranty Corporation has contacted us to understand the impact of the sale of our aerospace fasteners business on our ability to fund our long-term pension obligations. The PBGC has expressed concern that our retirement plan will be underfunded by $86 million after the sale of our aerospace fasteners business. We have provided the PBGC with information which represented the underfunding to be $42 million, using the PBGC plan termination assumptions. We currently anticipate that we will be required to make $17 million of plan contributions over the next five years, in the aggregate. We have ongoing discussions with the PBGC and believe we will be able to resolve this matter without any significant impact on our financial condition, although we cannot make any assurances to you of that.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and the report of our independent auditors, are set forth below.


                                                                            Page

 Report of Ernst & Young LLP, Independent Auditors (Fiscal 2002)              17

 Report of Arthur Andersen LLP, Independent Public Accountants
 (Fiscal 2001 and Fiscal 2000)                                                18

 Consolidated Balance Sheets as of June 30, 2002 and 2001                     19

 Consolidated Statements of Earnings for each of the Three Years
 Ended June 30, 2002, 2001, and 2000                                          21

 Consolidated Statements of Stockholders' Equity for each of the
 Three Years Ended June 30, 2002, 2001, and 2000                              23

 Consolidated Statements of Cash Flows for each of the Three Years
 Ended June 30, 2002, 2001, and 2000                                          24

 Notes to Consolidated Financial Statements                                   25

Supplementary information regarding "Quarterly Financial Data (Unaudited)" is set forth under Item 8 in Note 22 to Consolidated Financial Statements.

                Report of Ernst & Young LLP, Independent Auditors


To the Board of Directors of The Fairchild Corporation:

We have audited the accompanying consolidated balance sheet of The Fairchild Corporation and subsidiaries (the "Company") as of June 30, 2002, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule, as of and for the year ended June 30, 2002, listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated balance sheet of the Company as of June 30, 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated September 7, 2001.

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


                                    /s/ ARTHUR ANDERSEN LLP


Vienna, VA
September 7, 2001

LEGEND FOR AUDIT OPINION

This is a copy of the audit report previously issued by Arthur Andersen in connection with the Company's filing of its Annual Report on Form 10-K for the fiscal year ended June 30, 2001, prior to certain balance sheet reclassification. This audit report has not been reissued by Arthur Andersen in connection with this Annual Report on Form 10-K. See Exhibit 23.2 for further discussion.

                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                         ASSETS                                              June 30,          June 30,
                                         ------
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

                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                          LIABILITIES AND STOCKHOLDERS' EQUITY                               June 30,          June 30,
                          ------------------------------------
                                                                                               2002              2001
                                                                                         -----------------------------------
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt                                      $  53,879        $  26,528
Accounts payable                                                                                    38,717           57,625
Accrued liabilities:
    Salaries, wages and commissions                                                                 27,934           29,894
    Employee benefit plan costs                                                                      3,134            6,421
    Insurance                                                                                       13,764           13,923
    Interest                                                                                         6,514            7,016
    Other accrued liabilities                                                                       31,274           38,031
                                                                                         -----------------------------------
TOTAL CURRENT LIABILITIES                                                                          175,216          179,438
                                                                                         -----------------------------------

LONG-TERM LIABILITIES:
Long-term debt, less current maturities                                                            437,917          470,530
Fair value of interest rate contract                                                                10,989            6,422
Other long-term liabilities                                                                         17,789           25,729
Retiree health care liabilities                                                                     42,651           41,886
Noncurrent income taxes                                                                             53,791           27,072
Deferred income taxes                                                                                4,277           48,686
                                                                                         -----------------------------------
TOTAL LIABILITIES                                                                                  742,630          799,763
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

                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                                             Cumulative
                                        Class A   Class B                                       Notes           Other
                                        Common     Common    Paid-in   Treasury   Retained     Due From     Comprehensive
                                         Stock     Stock     Capital    Stock     Earnings   Stockholders    Income (a)      Total
                                     -----------------------------------------------------------------------------------------------
Balance, July 1, 1999                   $2,975      $ 262   $229,038  $(74,102)   $252,029        $     -       $ (2,703)   $407,499
Net earnings                                 -          -          -          -      9,758              -               -      9,758
Cumulative translation adjustment            -          -          -          -          -              -        (10,098)   (10,098)
Stock issued for Special-T Fasteners
   acquisition (44,079 shares)               4          -        530          -          -              -               -        534
Proceeds received from stock options
  exercised  (314,126 shares)               22          -      1,321      (916)          -              -               -        427
Stock issued for Special-T restricted
  stock plan (14,969 shares)                 1          -        (1)          -          -              -               -          -
Cashless exercise of warrants                6          -        (6)          -          -              -               -          -
Purchase of treasury shares                  -          -          -      (488)          -              -               -      (488)
Compensation expense-stock options           -          -        308          -          -              -               -        308
Loans to stockholders'                       -          -          -          -          -        (1,867)               -    (1,867)
Net unrealized holding gain on
  available-for-sale securities              -          -          -          -          -              -         (3,961)    (3,961)
                                     -----------------------------------------------------------------------------------------------
Balance, June 30, 2000                   3,008        262    231,190   (75,506)    261,787        (1,867)        (16,762)    402,112
Net loss                                     -          -          -          -   (15,000)              -               -   (15,000)
Cumulative translation adjustment            -          -          -          -          -              -        (24,452)   (24,452)
Proceeds received from stock
  options exercised (374,016 shares)        26          -      1,403    (1,057)          -              -               -        372
Compensation expense-stock options           -          -        227          -          -              -               -        227
Net change in stockholders' loans            -          -          -          -          -            100               -        100
Change in fair market value of
   interest rate contract                    -          -          -          -          -              -           (478)      (478)
Net unrealized holding changes on
  available-for-sale securities              -          -          -          -          -              -         (1,028)    (1,028)
                                     -----------------------------------------------------------------------------------------------
Balance, June 30, 2001                   3,034        262    232,820   (76,563)    246,787        (1,767)        (42,720)    361,853
Net loss                                     -          -          -          -  (154,840)              -               -  (154,840)
Cumulative translation adjustment            -          -          -          -          -              -          21,621     21,621
Issuance of deferred
  Compensation units                         1          -       (32)         31          -              -               -          -
Compensation expense-stock options           -          -          9          -          -              -               -          9
Net change in stockholders' loans            -          -          -          -          -           (64)               -       (64)
Change in fair market value of
   interest rate contract                    -          -          -          -          -              -              63         63
Net unrealized holding changes on
  available-for-sale securities              -          -          -          -          -              -           (626)      (626)
                                     -----------------------------------------------------------------------------------------------
Balance, June 30, 2002                 $ 3,035      $ 262   $232,797  $(76,532)    $91,947     $  (1,831)     $  (21,662)   $228,016
                                     -----------------------------------------------------------------------------------------------

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

                   THE FAIRCHILD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                For the years ended June 30,
                                                                                         ------------------------------------------
Cash flows from operating activities:                                                          2002          2001           2000
-------------------------------------
                                                                                         ------------------------------------------
   Net earnings (loss)                                                                     $ (154,840)    $ (15,000)      $  9,758
   Depreciation and amortization                                                                30,529        43,732        41,821
   Deferred loan fee amortization                                                                2,082         1,871         1,200
   Cumulative effect of change in accounting for goodwill                                      144,600             -             -
   Net gain on the disposition of subsidiaries                                                       -             -      (28,625)
   Loss from impairments                                                                         3,435         5,889             -
   (Gain) loss on sale of property, plant, and equipment                                         (498)         4,159       (1,964)
   Earnings (loss) of affiliates, net                                                              137         (110)           372
   Paid-in kind interest income                                                                  (653)             -             -
   Unrealized holding (gain) loss on derivatives                                                 4,567         6,422             -
   Realized (gain) loss from sale and impairment of investments                                  1,931       (8,861)       (8,628)
   Change in trading securities                                                                  1,022           667         (578)
   Change in accounts receivable                                                                10,625         5,526         2,892
   Change in inventories                                                                         5,102       (9,128)      (23,223)
   Change in prepaid expenses and other current assets                                          10,583        31,576      (25,156)
   Change in other non-current assets                                                         (10,358)        11,439       (9,677)
   Change in accounts payable, accrued liabilities and other long-term liabilities            (29,424)     (117,719)      (11,913)
   Non-cash charges and working capital changes of discontinued operations                           -             -      (13,351)
                                                                                         ------------------------------------------
   Net cash provided by (used for) operating activities                                         18,840      (39,537)      (67,072)
 Cash flows from investing activities:
   Purchase of property, plant and equipment                                                  (11,922)      (16,384)      (27,339)
   Proceeds from sale of property, plant and equipment                                           4,698         4,628        12,693
   Proceeds received from available-for-sale securities, net                                     1,027        16,447        14,655
   Equity investment in affiliates                                                               (524)           477       (2,489)
   Net proceeds received from divestiture of investment in affiliate                                 -             -        46,886
   Net proceeds received from the sale of subsidiaries                                               -             -        61,906
   Net proceeds received from the sale of discontinued operations                                    -             -         7,100
   Change in real estate investment                                                              (797)       (2,566)      (27,712)
   Changes in net assets held for sale                                                           3,316         1,491         4,672
   Changes in notes receivable                                                                 (5,594)             -             -
                                                                                         ------------------------------------------
   Net cash provided by (used for) investing activities                                        (9,796)         4,093        90,372
 Cash flows from financing activities:
   Proceeds from issuance of debt                                                              131,225       168,161       206,874
   Debt repayments                                                                           (140,825)     (153,416)     (246,260)
   Issuance of Class A common stock                                                                  9           593           368
   Purchase of treasury stock                                                                        -             -         (488)
   Notes due from stockholders                                                                    (63)            99       (1,867)
                                                                                         ------------------------------------------
   Net cash provided by (used for) financing activities                                        (9,654)        15,437      (41,373)
 Effect of exchange rate changes on cash                                                           942         (832)         (997)
                                                                                         ------------------------------------------
 Net change in cash and cash equivalents                                                           332      (20,839)      (19,070)
 Cash and cash equivalents, beginning of the year                                               14,951        35,790        54,860
                                                                                         ------------------------------------------
 Cash and cash equivalents, end of the year                                                   $ 15,283      $ 14,951       $35,790
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
                                                               ------------------------------------------

     The changes in the carrying amount of goodwill for the year ended June 30, 2002, are as follows:

                                                                   Aerospace       Aerospace
                                                                   Fasteners     Distribution     Corporate        Total
                                                             --------------------------------------------------------------
 Balance as of June 30, 2001                                       $ 135,999       $  5,513      $ 277,637       $ 419,149
 Allocation/pushdown of goodwill                                                                 (277,637)
                                                                     265,712         11,925                              -
 Goodwill written off on adoption of SFAS No. 142                  (144,600)                                     (144,600)
                                                                                          -              -
                                                             --------------------------------------------------------------
 Balance as of June 30, 2002                                        $257,111       $ 17,438        $     -        $274,549
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


                                                                               June 30, 2002                 June 30, 2001
                                                                        --------------------------    --------------------------
                                                                             Aggregate                     Aggregate
                                                                                Fair         Cost             Fair         Cost
Short-term investments:                                                        Value        Basis            Value         Basis
-----------------------
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
                                                                -------------------------------

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The above asset basis differences represent timing differences primarily related to fixed assets and investments. The timing differences to fixed assets are due to depreciation being computed using the straight-line method for financial reporting purposes and accelerated depreciation methods for tax purposes. The timing differences to investments result from the mark-to-market method required for financial reporting purposes and original cost being used for tax purposes. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     At June 30, 2002, we have a $3,196 unused alternative minimum tax credit carryforward that does not expire and $282,547 of federal operating loss carryforwards expiring as follows: $26,204 in 2010; $1,509 in 2012; $40,604 in2013; $56,566 in 2019; $60,868 in 2020; $53,671 in 2021; and $43,126 in 2022.
On June 30, 2001 and June 30, 2000, our federal operating loss carryforwards were $239,421 and $185,751, respectively.

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
                                                       -----------------------------------

     As of June 30, 2002, we have recorded $53,791 of noncurrent income tax liabilities, which includes additional tax and interest we may be required to pay if our tax positions are not sustained with respect to the sale of several businesses, and repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal revenue Code of 1986, as amended.

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

     At June 30, 2002, we have $282,547 of federal income tax loss carryforwards expiring 2010 through 2022, and $3,196 of unused alternative minimum tax credit carryforward that does not expire. These federal income tax loss carryforwards may be reduced by adjustments during the income tax audits of 1995 through 2002, which have not commenced. As the periods of assessment for 1995 to 1998 have expired, additional tax may be collected from us only for 1999 to 2002. Nonetheless, the tax losses of $68,317 arising in 1995, 1997, and 1998 may still be reduced for determining the proper amount of net operating loss available to be carried forward to years after 1998. The gain we reported between 1995 to 2002, for federal income tax, may be significantly increased if our tax positions are not sustained with respect to the sales of several businesses; and the repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended. If all of these adjustments were made for 1995 to 2002, the federal income tax loss carryforwards would be substantially reduced, and we may be required to pay additional tax and interest of up to $74 million, which has already been provided. The amount of additional tax and interest to be paid by the Company depends on the amount of income tax audit adjustments, which are made and sustained for 1995 to 2002. These adjustments, if any, would be made at a future date, which is presently uncertain, and therefore we cannot predict the timing of cash outflows. To the extent a favorable final determination of the recorded tax liabilities occurs, appropriate adjustments will be made to decrease the recorded tax liability in the year such favorable determination will occur. It is presently uncertain when a final determination will occur since no Internal Revenue Service audits of 1995 to 2002 have commenced.

     Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent we intend to repatriate such earnings. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently invested, or which would be offset by allowable foreign tax credits. As of June 30, 2002, the cumulative unremitted income of those foreign subsidiaries and affiliates for which deferred taxes have not been provided was $80,366.

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
                                                     1986      Directors    Directors   Directors     Banner    Deferral
Securities to be issued upon:                        Plan         Plan        Plan        Plan         Plan       Plan        Total
-----------------------------
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

     We have extended loans to purchase our Class A common stock to certain members of our senior management and Board of Directors, for the purpose of encouraging ownership of our stock, and to provide additional incentive to promote our success. The loans are non-interest bearing, have maturity dates ranging from 1 1/2 to 3 1/2 years, and become due and payable immediately upon the termination of employment for senior management, or director affiliation with us for a director. As of June 30, 2002, the indebtedness owed to us from Mr. Flynn, Mr. Juris, Mr. Persavich, and Mr. J. Steiner, was approximately $175 each. On June 30, 2002, Mr. Gerard, Ms. Hercot, Mr. Kelley, Mr. Miller and Mr.
E. Steiner owed us approximately $99, $167, $50, $220 and $220, respectively. On June 30, 2002, approximately $106 of indebtedness was owed to us by each of Mr. Caplin, Mr. David, Mr. Harris, Mr. Lebard, and Mr. Richey. As of June 30, 2002, each of the individual amounts due to us represented the largest aggregate balance of indebtedness outstanding under the officer and director stock purchase program. We recognized compensation expense of $22 and $443 in 2001 and 2000, respectively, as a result of favorable terms granted to the recipients of the loans.

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
------------
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
--------------------------------------
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
                                                          ==========================================================================

                 CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED)
                        FOR THE YEAR ENDED JUNE 30, 2001

                                                             Parent                           Non                         Fairchild
                                                             Company       Guarantors     Guarantors     Eliminations     Historical
                                                          -------------  -------------- --------------  --------------  ------------
Revenue:
   Net sales                                                 $     -       $ 474,653      $ 160,894     $  (12,735)       $ 622,812
   Rental revenue                                                  -               -          7,030               -           7,030
   Other income, net                                            (70)           5,593            399               -           5,922
                                                          -------------  -------------- --------------  --------------  ------------
                                                                (70)         480,246        168,323        (12,735)         635,764

Costs and expenses:
   Cost of good sold                                               -         365,506        113,590        (12,735)         466,361
   Cost of rental revenue                                          -               -          4,599               -           4,599
   Selling, general & administrative                           6,488          94,227         24,391               -         125,106
   Amortization of goodwill                                      808          10,704            994               -          12,506
   Impairment charges                                              -           5,889              -               -           5,889
                                                          -------------  -------------- --------------  -------------- -------------
                                                               7,296         476,326        143,574        (12,735)         614,461
                                                          -------------  -------------- --------------  -------------- -------------
Operating income (loss)                                      (7,366)           3,920         24,749               -          21,303

Net interest expense (including intercompany)               (10,831)          57,904          8,643               -          55,716
Investment (income) loss, net                                (2,995)           1,533        (6,905)               -         (8,367)
Intercompany dividends                                             -             500              2           (502)               -
Fair market value adjustment of interest rate contract         5,610               -              -               -           5,610
                                                          -------------  -------------- --------------  -------------- -------------
Earnings (loss) before taxes                                     850        (56,017)         23,009             502        (31,656)
Income tax (provision) benefit                               (1,396)          38,151       (20,209)               -          16,546
Equity in earnings of affiliates and subsidiaries           (14,454)             169              -          14,395             110
                                                          -------------  -------------- --------------  -------------- -------------
Net earnings (loss)                                        $(15,000)       $(17,697)       $  2,800       $  14,897      $ (15,000)
                                                          =============  ============== ==============  ============== =============

                     CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2001

                                                            Parent                           Non                          Fairchild
                                                             Company       Guarantors     Guarantors     Eliminations     Historical
                                                         --------------  -------------- --------------  --------------  ------------
Cash and cash equivalents                                    $   562        $  6,546       $  7,843         $     -       $  14,951
Short-term investments                                            71           3,034              -               -           3,105
Accounts receivable (including intercompany), less
allowances                                                     2,336         628,104         84,599       (593,336)         121,703
Inventory, net                                                     -         144,157         44,830               -         188,987
Prepaid expenses and other current assets                     13,292          22,134          7,198               -          42,624
                                                         --------------  -------------- --------------  --------------  ------------
Total current assets                                          16,261         803,975        144,470       (593,336)         371,370

Investment in subsidiaries                                   880,946               -              -       (880,946)               -
Net fixed assets                                                 501         112,969         35,638               -         149,108
Net assets held for sale                                           -          17,999              -               -          17,999
Investments and advances in affiliates                            92           2,721              -               -           2,813
Goodwill, net                                                 15,720         370,440         32,989               -         419,149
Deferred loan costs                                           11,944              20            952               -          12,916
Prepaid pension assets                                             -          65,249              -               -          65,249
Real estate investment                                             -               -        110,505               -         110,505
Long-term investments                                          1,205           3,626          3,436           (488)           7,779
Other assets                                                   2,607           1,335            786               -           4,728
                                                         --------------  -------------- --------------  --------------  ------------
Total assets                                               $ 929,276     $ 1,378,334      $ 328,776    $(1,474,770)      $1,161,616
                                                         ==============  ============== ==============  ==============  ============

Bank notes payable & current maturities of debt             $  2,250        $  1,631       $ 22,647         $     -       $  26,528
Accounts payable (including intercompany)                         20         778,542        230,934       (951,871)          57,625
Other accrued expenses                                         6,855          57,840         30,590               -          95,285
                                                         --------------  -------------- --------------  --------------  ------------
Total current liabilities                                      9,125         838,013        284,171       (951,871)         179,438

Long-term debt, less current maturities                      431,041           5,918         33,571               -         470,530
Fair market value of interest rate contract                    6,422               -              -               -           6,422
Other long-term liabilities                                      406          21,672          3,651               -          25,729
Noncurrent income taxes                                       76,217           (587)            128               -          75,758
Retiree health care liabilities                                    -          37,335          4,551               -          41,886
                                                         --------------  -------------- --------------  --------------  ------------
Total liabilities                                            523,211         902,351        326,072       (951,871)         799,763

Class A common stock                                           3,034               -              -               -           3,034
Class B common stock                                             262               -              -               -             262
Notes due from stockholders                                    (429)         (1,338)              -               -         (1,767)
Paid-in capital                                              232,820         478,207         83,513       (561,720)         232,820
Retained earnings                                            246,787          25,623       (64,932)          39,309         246,787
Cumulative other comprehensive loss                            (334)        (26,509)       (15,877)               -        (42,720)
Treasury stock, at cost                                     (76,075)               -              -           (488)        (76,563)
                                                         --------------  -------------- --------------  --------------  ------------
Total stockholders' equity                                   406,065         475,983          2,704       (522,899)         361,853
                                                         --------------  -------------- --------------  --------------  ------------
Total liabilities & stockholders' equity                   $ 929,276     $ 1,378,334      $ 328,776    $(1,474,770)      $1,161,616
                                                         ============== =============== ============== ===============  ============

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE YEAR ENDED JUNE 30, 2001

                                                             Parent                          Non                          Fairchild
                                                            Company        Guarantors     Guarantors      Eliminations    Historical
                                                         --------------  -------------- --------------  --------------  ------------
 Cash Flows from Operating Activities:
 Net earnings (loss)                                       $ (15,000)       $(17,697)      $   2,800      $   14,897      $(15,000)
 Depreciation & amortization                                      885          32,243         10,604               -         43,732
 Amortization of deferred loan fees                             1,414               3            454               -          1,871
 Unrealized holding loss on interest rate contract              6,422               -              -               -          6,422
 Loss from impairments                                              -           3,524          2,365               -          5,889
 Gain on sale of investments                                    (850)         (4,575)        (3,436)               -        (8,861)
 Undistributed (distributed) earnings of affiliates                59           (169)              -               -          (110)
 Change in assets and liabilities                            (13,821)        (28,718)       (16,044)        (14,897)       (61,702)
                                                         --------------  -------------- --------------  --------------  ------------
 Net cash used for operating activities                      (20,891)        (15,389)        (3,257)               -       (39,537)

 Cash Flows from Investing Activities:
 Proceeds received from (used for):
 Purchase of property, plant and equipment                      (106)        (11,643)        (4,635)               -       (16,384)
 Sale of property, plant and equipment                             14           4,459            155               -          4,628
 Investment securities, net                                         -          16,447              -               -         16,447
 Equity investment in affiliates                                  477               -              -               -            477
 Change in real estate investment                                   -               -        (2,566)               -        (2,566)
 Change in net assets held for sale                                 -           1,491              -               -          1,491
                                                         --------------  -------------- --------------  --------------  ------------
 Net cash (used for) provided by investing activities             385          10,754        (7,046)               -          4,093

 Cash Flows from Financing Activities:
 Proceeds from issuance of debt                               146,974               -         21,187               -        168,161
 Debt repayments, net                                       (126,624)        (11,891)       (14,901)               -      (153,416)
 Issuance of Class A common stock                                 593               -              -               -            593
 Loans to stockholders                                             90               9              -               -             99
                                                         --------------  -------------- --------------  --------------  ------------
 Net cash (used for) provided by financing activities          21,033        (11,882)          6,286               -         15,437
 Effect of exchange rate changes on cash                            -               -          (832)               -          (832)
                                                         --------------  -------------- --------------  --------------  ------------
 Net change in cash                                               527        (16,517)        (4,849)               -       (20,839)
 Cash, beginning of the year                                       35          23,063         12,692               -         35,790
                                                         --------------  -------------- --------------  --------------  ------------
 Cash, end of the year                                        $   562        $  6,546      $   7,843         $     -       $ 14,951
                                                         ==============  ============== ==============  ==============  ============

                 CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED)
                        FOR THE YEAR ENDED JUNE 30, 2000

                                                            Parent                          Non                           Fairchild
                                                             Company       Guarantors     Guarantors    Eliminations      Historical
                                                         --------------  -------------  ------------- ----------------  ------------
Revenue:
   Net sales                                                  $    -      $ 470,595      $ 166,558       $  (1,792)       $ 635,361
   Rental revenue                                                  -              -          3,583                -           3,583
   Other income, net                                           (103)          9,178          1,752                -          10,827
                                                         --------------  -------------  ------------- ----------------  ------------
                                                               (103)        479,773        171,893          (1,792)         649,771

Costs and expenses:
   Cost of sales                                                   -        355,643        118,172          (1,792)         472,023
   Cost of rental revenue                                          -              -          2,489                -           2,489
   Selling, general & administrative                           6,072        100,483         24,309                -         130,864
   Restructuring                                                   -          8,578              -                -           8,578
   Amortization of goodwill                                      808         10,745          1,021                -          12,574
                                                         --------------  -------------  ------------- ----------------  ------------
                                                               6,880        475,449        145,991          (1,792)         626,528
                                                         --------------  -------------  ------------- ----------------  ------------
Operating income (loss)                                      (6,983)          4,324         25,902                -          23,243

Net interest expense (income)                                 42,347        (7,512)          9,257                -          44,092
Investment income, net                                           (6)        (9,929)              -                -         (9,935)
Nonrecurring income on disposition of subsidiary                   -              -       (28,625)                -        (28,625)
                                                         --------------  -------------  ------------- ----------------  ------------
Earnings (loss) before taxes                                (49,324)         21,765         45,270                -          17,711
Income tax (provision) benefit                                 6,343          (238)        (1,706)                -           4,399
Equity in earnings of affiliates and subsidiaries             52,739              -              -         (53,085)           (346)
                                                         --------------  -------------  ------------- ----------------  ------------
Earnings (loss) from continuing operations                     9,758         21,527         43,564         (53,085)          21,764
Earnings (loss) from disposal of discontinued operations           -              -       (12,006)                -        (12,006)
                                                         --------------  -------------  ------------- ----------------  ------------
Net earnings (loss)                                          $ 9,758      $  21,527       $ 31,558       $ (53,085)       $   9,758
                                                         ==============  =============  ============= ================  ============

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE YEAR ENDED JUNE 30, 2000


                                                            Parent                          Non                           Fairchild
                                                            Company       Guarantors     Guarantors     Eliminations     Historical
                                                         --------------  ------------- ---------------  --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net earnings (loss)                                          $ 9,758       $ 21,527       $  31,558      $ (53,085)        $  9,758
Depreciation and amortization                                    931         32,350           8,540               -          41,821
Deferred loan fee amortization                                 1,075              2             123               -           1,200
(Gain) loss on sale of property, plant and equipment               -        (2,207)             243               -         (1,964)
Gain on sale of investments                                        -        (9,206)               -               -         (9,206)
Undistributed loss (earnings) of affiliates, net                   -            372               -               -             372
(Gain) on sale of affiliate investments and divestiture of
  subsidiary                                                       -              -        (28,625)               -        (28,625)
Change in assets and liabilities                              58,560      (125,047)        (53,675)          53,085        (67,077)
Non-cash charges and working capital changes of
  discontinued operations                                          -              -        (13,351)               -        (13,351)
                                                         --------------  ------------- ---------------  --------------  ------------
Net cash (used for) provided by operating activities          70,324       (82,209)        (55,187)               -        (67,072)
                                                         --------------  ------------- ---------------  --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from investments                             -         14,655               -               -          14,655
Purchase of property, plant and equipment                        (5)       (19,321)         (8,013)               -        (27,339)
Proceeds from sale of property, plant and equipment                -         12,693               -               -          12,693
Net proceeds from divestiture of subsidiaries                      -         57,000          51,792               -         108,792
Proceeds from net assets held for sale                             -          4,672               -               -           4,672
Real estate investment                                             -              -        (27,712)               -        (27,712)
Equity investment in affiliates                                    -        (2,489)               -               -         (2,489)
Investing activities of discontinued operations                    -              -           7,100               -           7,100
                                                         --------------  ------------- ---------------  --------------  ------------
Net cash provided by (used for) investing activities             (5)         67,210          23,167               -          90,372
                                                         --------------  ------------- ---------------  --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                52,200        111,569          43,105               -         206,874
Debt repayments                                            (122,359)      (113,465)        (10,436)               -       (246,260)
Loans to Stockholders                                          (520)        (1,347)               -               -         (1,867)
Issuance of Class A common stock                                 368              -               -               -             368
Purchase of treasury stock                                         -          (488)               -               -           (488)
                                                         --------------  ------------- ---------------  --------------  ------------
Net cash provided by (used for) financing activities        (70,311)        (3,731)          32,669               -        (41,373)
                                                         --------------  ------------- ---------------  --------------  ------------
Effect of exchange rate changes on cash                            -              -           (997)               -           (997)
                                                         --------------  ------------- ---------------  --------------  ------------
Net change in cash and cash equivalents                            8       (18,730)           (348)               -        (19,070)
                                                         --------------  ------------- ---------------  --------------  ------------
Cash and cash equivalents, beginning of the year                  27         41,793          13,040               -          54,860
                                                         --------------  ------------- ---------------  --------------  ------------
Cash and cash equivalents, end of the period                  $   35       $ 23,063       $  12,692         $     -        $ 35,790
                                                         --------------  ------------- ---------------  --------------  ------------

24.       SUBSEQUENT EVENTS

      On July 16, 2002 we announced that we signed a definitive agreement to sell our aerospace fasteners business for approximately $657 million in cash to Alcoa Inc. The actual cash to be received from Alcoa is dependent upon a post-closing adjustment based on the change in net working capital between March 31, 2002 and the closing date. We may also receive additional cash proceeds up to $12.5 million per year, in an earnout formula based on the number of Boeing and Airbus commercial aircraft deliveries during each of the calendar years 2003-2006, inclusive. The sale, which is expected to close before November 30, 2002, is subject to customary conditions, including the approval of our shareholders and bondholders. We will use a portion of the proceeds from the sale to repay our bank debt and commence a tender offer to acquire all of our outstanding $225 million, 10.75% senior subordinated notes, due in April, 2009. This tender offer will close concurrently with the closing of the sale to Alcoa. The remaining proceeds from the sale will provide funds for new acquisitions.

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

PART III

ITEM 5.  OTHER INFORMATION

     Beginning in the mid-1990's, articles have appeared in the French press reporting an inquiry by a French magistrate into allegedly improper business transactions involving Elf Acquitaine, a French petroleum company, its former chairman and various third parties, including Maurice Bidermann. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Jeffrey Steiner and that petroleum company. In response to the magistrate's request, Mr. Steiner has submitted written statements concerning the transactions and appeared in person, in France, before the magistrate and others. The magistrate put Mr. Steiner under examination (mis en examen) with respect to this matter and imposed a surety (caution) of ten million French Francs, approximately $1.5 million at the time. The magistrate's principal allegations are that, in 1990, Mr. Steiner improperly received or dealt with others with respect to funds of Elf Acquitaine paid pursuant to a written consulting agreement with Elf Acquitaine, and paid in connection with the sale of a real estate company. The examining magistrate has notified Mr. Steiner that he intends to transmit the dossier to the Republic prosecutor (procureur de la Republique) for his evaluation. However, Mr. Steiner has not been charged; and as of the date of this filing, the Company is not aware of any developments involving Mr. Steiner and these matters, which are adverse to him. We have provided the surety for Mr. Steiner and paid his legal expenses ($4.7 million) in connection with these matters, and will continue to do so, in accordance with Delaware law. Mr. Steiner has undertaken to repay us the surety and expenses paid by us on his behalf if it is ultimately determined that Mr. Steiner was not entitled to indemnification under Delaware law. Delaware law provides that Mr. Steiner would be entitled to indemnification if it is determined that he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and had no reasonable cause to believe his conduct was unlawful.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)(1) Financial Statements.

     All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K (see index on Page 15).

(a)(2) Financial Statement Schedules.


Schedule Number               Description                                 Page

    I             Condensed Financial Information of Parent Company        64


     All other schedules are omitted because they are included in the Consolidated Financial Statements, or are not required.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            THE FAIRCHILD CORPORATION
              CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
                        BALANCE SHEETS (NOT CONSOLIDATED)
                                 (In thousands)

                                                                      June 30,            June 30,
                                                                        2002                2001
                                                                 ----------------    -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $      10          $       562
   Short-term investments                                                     55                   71
   Accounts receivable                                                       940                2,336
   Prepaid expenses and other current assets                              72,185               74,546
                                                                 ----------------    -----------------
Total current assets                                                      73,190               77,515

Property, plant and equipment, less accumulated depreciation                 541                  501
Investments in subsidiaries                                              735,342              880,946
Investments and advances, affiliated companies                                93                   92
Goodwill                                                                       -               15,720
Deferred loan fees                                                        10,475               11,944
Investments                                                                   60                1,205
Other assets                                                               3,223                2,607
                                                                 ----------------    -----------------
Total assets                                                         $   822,924         $    990,530
                                                                 ================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                     $     2,279         $      2,250
   Accounts payable                                                           27                   20
   Other Accrued Expenses                                                 66,801               68,109
                                                                 ----------------    -----------------
Total current liabilities                                                 69,107               70,379

Long-term debt                                                           432,297              431,041
Fair market value of interest rate contract                               10,989                6,422
Noncurrent and deferred income taxes                                      58,587               76,217
Other long-term liabilities                                                  407                  406
                                                                 ----------------    -----------------
Total liabilities                                                        571,387              584,465
Stockholders' equity:
Class A common stock                                                       3,035                3,034
Class B common stock                                                         262                  262
Notes due from stockholders                                                (446)                (429)
Treasury stock                                                          (76,044)             (76,075)
Cumulative comprehensive income                                             (14)                (334)
Paid-in capital                                                          232,797              232,820
Retained earnings                                                         91,947              246,787
                                                                 ----------------    -----------------
Total stockholders' equity                                               251,537              406,065
                                                                 ----------------    -----------------
Total liabilities and stockholders' equity                           $   822,924         $    990,530
                                                                 ================    =================


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

2. LONG-TERM DEBT

                                                                               June 30,           June 30,
                                                                                 2002               2001
                                                                         ----------------    --------------
    Bank Credit Agreement                                                      $ 209,450         $ 208,291
    10 3/4% Senior subordinated Notes Due 2009                                   225,000           225,000
    Capitalized leases                                                               126                 -
                                                                         ----------------    --------------
    Total Debt                                                                   434,576           433,291
                                                                         ================    ==============
    Less: Current Maturities                                                     (2,279)           (2,250)
                                                                         ----------------    --------------
    Total long-term debt                                                       $ 432,297         $ 431,041
                                                                         ================    ==============

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

22 List of subsidiaries of Registrant. (Incorporated by reference to the registrant to the Registrants Form 10-K date June 30, 2002.)

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

                            THE FAIRCHILD CORPORATION



                                            By:  /s/ JOHN L. FLYNN
                                                 -----------------
                                                     John L. Flynn
                           Chief Financial Officer and
                           Senior Vice President, Tax





Date:  October 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.


By:    JEFFREY J. STEINER          Chairman, Chief Executive    October 22, 2002
    /s/                              Officer and Director
    -------------------------------
       Jeffrey J. Steiner

By:    MELVILLE R. BARLOW                Director               October 22, 2002
    /s/
    -------------------------------
        Melville R. Barlow

By:     MORTIMER M. CAPLIN               Director               October 22, 2002
    /s/
    -------------------------------
        Mortimer M. Caplin

By:     ROBERT EDWARDS                   Director               October 22, 2002
    /s/
    -------------------------------
         Robert Edwards

By:     STEVEN L. GERARD                 Director               October 22, 2002
    /s/
    -------------------------------
        Steven L. Gerard

By:     HAROLD J. HARRIS                 Director               October 22, 2002
    /s/
    -------------------------------
        Harold J. Harris

By:      DANIEL LEBARD                   Director               October 22, 2002
    /s/
    -------------------------------
         Daniel Lebard

By:    HERBERT S. RICHEY                 Director               October 22, 2002
    /s/
    -------------------------------
       Herbert S. Richey

By:     ERIC I. STEINER            President, Chief Operating   October 22, 2002
    /s/                              Officer and Director
    -------------------------------
        Eric I. Steiner

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002
                                (18 U.S.C. 1350)





The undersigned, Jeffrey J. Steiner, Chief Executive Officer of The Fairchild Corporation ("Company"), hereby certifies that:

1.       I have reviewed this annual report on Form 10-K/A of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this annual report;





Date: October 22, 2002                           /s/ JEFFREY J. STEINER
                                                 ----------------------
                                                     Jeffrey J. Steiner
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002
                                (18 U.S.C. 1350)





The undersigned, John L. Flynn, Chief Financial Officer of The Fairchild Corporation ("Company"), hereby certifies that:

1.       I have reviewed this annual report on Form 10-K/A of the Company;

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





Date: October 22, 2002                           /s/ JOHN L. FLYNN
                                                 -----------------
                                                     John L. Flynn
                                                     Chief Financial Officer and
                                                     Senior Vice President, Tax