Form 10-Q
period 2002-09-29
FAIRCHILD CORP
filed 2002-11-12
CIK 9779

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


For the Quarterly Period Ended September 29, 2002 Commission File Number 1-6560


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

                                                                 Outstanding at
              Title of Class                                 September 30, 2002
    Class A Common Stock, $0.10 Par Value                         22,541,021
    Class B Common Stock, $0.10 Par Value                          2,621,502


--------------------------------------------------------------------------------

        THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 29, 2002






                                                                           Page
PART I.FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Balance Sheets as of
           September 29, 2002 (Unaudited) and June 30, 2002  ..........        3

           Condensed Consolidated Statements of Earnings
           (Unaudited) for the Three Months Ended
           September 29, 2002 and September 30, 2001  .................        5

           Condensed Consolidated Statements of Cash Flows
           (Unaudited) for the Three Months Ended
           September 29, 2002 and September 30, 2001  .................        6

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)  ...............................................        7

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition  ........................       17

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk  .       23

  Item 4.  Controls and Procedures  ...................................       24


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings  .........................................       25

  Item 5.  Other Information  .........................................       25

  Item 6.  Exhibits and Reports on Form 8-K  ..........................       25


     All references in this Quarterly Report on Form 10-Q to the terms "we," "our," "us," the "Company" and "Fairchild" refer to The Fairchild Corporation and its subsidiaries. All references to "fiscal" in connection with a year shall mean the 12 months ended June 30.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                September 29, 2002 (Unaudited) and June 30, 2002
                                 (In thousands)



                                     ASSETS

                                                                                              9/29/02            6/30/02
                                                                                         ------------------  -----------------
CURRENT ASSETS:
Cash and cash equivalents                                                                        $  15,782          $  15,283
Short-term investments                                                                                 502                581
Accounts receivable-trade, less allowances of $7,702 and $7,635                                    100,732            109,520
Inventories:
   Finished goods                                                                                  144,622            143,235
   Work-in-process                                                                                  28,730             28,841
   Raw materials                                                                                     8,590              8,955
                                                                                         ------------------  -----------------
                                                                                                   181,942            181,031
Prepaid expenses and other current assets                                                           37,194             34,985
                                                                                         ------------------  -----------------
TOTAL CURRENT ASSETS                                                                               336,152            341,400
                                                                                         ------------------  -----------------

Property, plant and equipment, net of accumulated
  depreciation of $192,054 and $186,172                                                            123,272            129,218
Net assets held for sale                                                                            19,116             19,406
Goodwill                                                                                           274,549            274,549
Investments and advances, affiliated companies                                                       3,356              3,261
Prepaid pension assets                                                                              64,780             64,693
Deferred loan costs                                                                                 10,487             10,907
Real estate investment                                                                             109,028            108,184
Long-term investments                                                                                5,041              5,360
Notes receivable                                                                                     8,003              7,155
Other assets                                                                                         6,936              6,513
                                                                                         ------------------  -----------------
TOTAL ASSETS                                                                                     $ 960,720          $ 970,646
                                                                                         ------------------  -----------------









            The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                September 29, 2002 (Unaudited) and June 30, 2002
                                 (In thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              9/29/02            6/30/02
                                                                                         ------------------  -----------------

CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt                                      $  52,256          $  53,879
Accounts payable                                                                                    40,423             38,717
Accrued liabilities:
    Salaries, wages and commissions                                                                 27,226             27,934
    Employee benefit plan costs                                                                      3,071              3,134
    Insurance                                                                                       14,694             13,764
    Interest                                                                                        12,732              6,514
    Other accrued liabilities                                                                       31,432             31,274
                                                                                         ------------------  -----------------
TOTAL CURRENT LIABILITIES                                                                          181,834            175,216
                                                                                         ------------------  -----------------

LONG-TERM LIABILITIES:
Long-term debt, less current maturities                                                            430,001            437,917
Fair value of interest rate contract                                                                17,764             10,989
Other long-term liabilities                                                                         16,806             17,789
Retiree health care liabilities                                                                     42,465             42,651
Noncurrent deferred income taxes                                                                     4,277              4,277
Noncurrent income taxes                                                                             48,279             53,791
                                                                                         ------------------  -----------------
TOTAL LIABILITIES                                                                                  741,426            742,630
                                                                                         ------------------  -----------------

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
  30,348 (30,347 in June) shares issued and 22,541 (22,540 in June);
  shares outstanding; entitled to one vote per share                                                 3,035              3,035
Class B common stock, $0.10 par value; 20,000 shares authorized,
  2,622 shares issued and outstanding; entitled to ten votes per share                                 262                262
Paid-in capital                                                                                    232,799            232,797
Treasury stock, at cost, 7,807 shares of Class A common stock                                     (76,532)           (76,532)
Retained earnings                                                                                   84,656             91,947
Notes due from stockholders                                                                        (1,831)            (1,831)
Cumulative other comprehensive income                                                             (23,095)           (21,662)
                                                                                         ------------------  -----------------
TOTAL STOCKHOLDERS' EQUITY                                                                         219,294            228,016
                                                                                         ------------------  -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 960,720          $ 970,646
                                                                                         ------------------  -----------------




   The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited) For The Three (3) Months Ended September 29, 2002 and September 30, 2001
                      (In thousands, except per share data)

REVENUE:                                                                             09/29/02           09/30/01
                                                                                 -----------------  -----------------
   Net sales                                                                            $ 137,228         $  165,073
   Rental revenue                                                                           1,765              1,733
   Other income (expense), net                                                                849              1,337
                                                                                 -----------------  -----------------
                                                                                          139,842            168,143
 COSTS AND EXPENSES:
   Cost of goods sold                                                                     105,291            124,403
   Cost of rental revenue                                                                   1,232              1,234
   Selling, general & administrative                                                       27,994             31,756
                                                                                 -----------------  -----------------
                                                                                          134,517            157,393
 OPERATING INCOME                                                                           5,325             10,750

 Interest expense                                                                          11,784             12,909
 Interest income                                                                            (786)              (482)
                                                                                 -----------------  -----------------
 Net interest expense                                                                      10,998             12,427
 Investment income (loss)                                                                    (52)              (386)
 Decrease in fair market value of interest rate contract                                  (6,776)            (5,249)
                                                                                 -----------------  -----------------
 Loss from continuing operations before taxes                                            (12,501)            (7,312)
 Income tax benefit                                                                         5,210              3,680
 Equity in earnings of affiliates, net                                                          -                 33
                                                                                 -----------------  -----------------
 Loss from continuing operations                                                          (7,291)            (3,599)
 Cumulative effect of change in accounting for goodwill                                         -          (144,600)
                                                                                 -----------------  -----------------
 NET LOSS                                                                              $  (7,291)        $ (148,199)
                                                                                 -----------------  -----------------
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                                 (1,238)             12,677
 Unrealized holding changes on derivatives                                                     15                 19
 Unrealized periodic holding changes on securities                                          (210)              (152)
                                                                                 -----------------  -----------------
 Other comprehensive loss                                                                 (1,433)             12,544
                                                                                 -----------------  -----------------
 COMPREHENSIVE LOSS                                                                    $  (8,724)        $ (135,655)
                                                                                 -----------------  -----------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations                                                         $  (0.29)         $   (0.14)
Cumulative effect of change in accounting for goodwill                                          -             (5.75)
                                                                                 -----------------  -----------------
NET LOSS                                                                                $  (0.29)         $   (5.89)
                                                                                 -----------------  -----------------
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                               $  (0.05)          $    0.50
 Unrealized holding changes on derivatives                                                      -                  -
 Unrealized periodic holding changes on securities                                         (0.01)             (0.01)
                                                                                 -----------------  -----------------
 Other comprehensive loss                                                                  (0.06)               0.49
                                                                                 -----------------  -----------------
 COMPREHENSIVE LOSS                                                                     $  (0.35)         $   (5.40)
                                                                                 -----------------  -----------------
Weighted average shares outstanding:
  Basic                                                                                    25,162             25,149
                                                                                 -----------------  -----------------
  Diluted                                                                                  25,162             25,149
                                                                                 -----------------  -----------------

   The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) For The Three (3) Months Ended September 29, 2002 and September 30, 2001
                                 (In thousands)


                                                                                     9/29/02            9/30/01
                                                                                 -----------------  -----------------
Cash flows from operating activities:
 Net loss                                                                               $ (7,291)        $ (148,199)
 Depreciation and amortization                                                              7,873              7,511
 Amortization of deferred loan fees                                                           557                503
 Unrealized holding loss on interest rate contract                                          6,776              5,249
 Paid-in kind interest income                                                               (338)                  -
 Cumulative effect of change in accounting for goodwill                                         -            144,600
 Undistributed (earnings) loss of affiliates, net                                               -               (33)
 Net change in operating assets and liabilities                                             5,781            (2,368)
                                                                                 -----------------  -----------------
 Net cash provided by operating activities                                                 13,358              7,263

 Cash flows from investing activities:
 Purchase of property, plant and equipment                                                (1,655)            (4,235)
 Net proceeds received from the sale of property, plant, and equipment                        317              3,710
 Changes in investment securities                                                              15               (53)
 Equity investment in affiliates                                                             (95)              (394)
 Changes in real estate investment                                                        (1,526)              (211)
 Changes in net assets held for sale                                                         (73)              4,358
 Changes in notes receivable                                                                (510)                  -
                                                                                 -----------------  -----------------
 Net cash provided by (used for) investing activities                                     (3,527)              3,175

 Cash flows from financing activities:
 Proceeds from issuance of debt                                                            27,622             35,896
 Debt repayments                                                                         (36,901)           (47,394)
 Issuance of Class A common stock                                                               2                  -
                                                                                 -----------------  -----------------
 Net cash used for financing activities                                                   (9,277)           (11,498)
 Effect of exchange rate changes on cash                                                     (55)                444
                                                                                 -----------------  -----------------
 Net change in cash and cash equivalents                                                      499              (616)
 Cash and cash equivalents, beginning of the year                                          15,283             14,951
                                                                                 -----------------  -----------------
 Cash and cash equivalents, end of the period                                            $ 15,782           $ 14,335
                                                                                 -----------------  -----------------





   The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                        (In thousands, except share data)

1.       FINANCIAL STATEMENTS

     The consolidated balance sheet as of September 29, 2002, and the consolidated statements of earnings and cash flows for the three months ended September 29, 2002 and September 30, 2001 have been prepared by us, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 29, 2002, and for all periods presented, have been made. The balance sheet at June 30, 2002 was condensed from the audited financial statements as of that date.

     The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the Securities and Exchange Commission's instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2002 Annual Report on Form 10-K, as amended. The results of operations for the period ended September 29, 2002 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

2.       PENDING SALE OF OUR AEROSPACE FASTENERS BUSINESS

      On July 17, 2002 we announced that we signed a definitive agreement to sell our aerospace fasteners business for approximately $657 million in cash to Alcoa Inc. The actual cash to be received from Alcoa is dependent upon a post-closing adjustment based on the change in net working capital between March 31, 2002 and the closing date. We may also receive from Alcoa additional cash proceeds up to $12.5 million per year, in an earnout formula based on the number of Boeing and Airbus commercial aircraft deliveries during each of the calendar years 2003-2006, inclusive. The sale, which is expected to close before November 30, 2002, is subject to customary conditions, including the approval of our shareholders. We will use a portion of the proceeds from the sale to repay our bank debt and to acquire all of our outstanding $225 million, 10.75% senior subordinated notes, due in April, 2009, which are tendered to us. The remaining proceeds from the sale will provide funds for new acquisitions.

3.       EQUITY SECURITIES

     We had 22,541,021 shares of Class A common stock and 2,621,502 shares of Class B common stock outstanding at September 29, 2002. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. During the three months ended September 29, 2002, we issued 1,000 shares of Class A common stock as a result of the exercise of stock options.

4.       RESTRICTED CASH

     On September 29, 2002 and June 30, 2002, we had restricted cash of $501 and $472, respectively, all of which is maintained as collateral for certain debt facilities and escrow arrangements.

5.       EARNINGS PER SHARE

     The following table illustrates the computation of basic and diluted earnings per share:

                                                                                       Three Months Ended
                                                                                  -----------------------------
                                                                                     9/29/02        9/30/01
                                                                                  -------------- --------------
         Basic earnings per share:
          Loss from continuing operations                                             $ (7,291)      $ (3,599)
                                                                                  -------------- --------------
          Weighted average common shares outstanding                                     25,162         25,149
                                                                                  -------------- --------------
          Basic loss from continuing operations per share                             $  (0.29)      $  (0.14)
                                                                                  -------------- --------------

         Diluted earnings per share:
          Loss from continuing operations                                             $ (7,291)      $ (3,599)
                                                                                  -------------- --------------
          Weighted average common shares outstanding                                     25,162         25,149
          Options                                                                  antidilutive   antidilutive
          Warrants                                                                      N/A       antidilutive
                                                                                  -------------- --------------
          Total shares outstanding                                                       25,162         25,149
                                                                                  -------------- --------------
          Diluted loss from continuing operations per share                           $  (0.29)      $  (0.14)
                                                                                  -------------- --------------

     Stock options entitled to purchase 2,032,400 and 1,976,226 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months ended September 29, 2002 and September 30, 2001, respectively. Stock warrants entitled to purchase 400,000 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months ended September 30, 2001. The stock warrants expired during fiscal 2002. The stock options could be dilutive in future periods.

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

     As of September 29, 2002, the consolidated total of our recorded liabilities for environmental matters was approximately $13.9 million, which represented the estimated probable exposure for these matters. It is reasonably possible that our total exposure for these matters could be approximately $18.2 million.

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

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for our fiscal year beginning on July 1, 2002. Accordingly, we will account for the sale of the fastener business as a discontinued operation as of the date of the sale.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". SFAS No. 145 eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of tax, in an entity's statement of earnings. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both "unusual in nature" and "infrequent in occurrence" as prescribed under Accounting Principles Bulletin No. 30, "Reporting the Result of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for our fiscal year beginning on July 1, 2002.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities initiated after December 31, 2002.

8.       NOTES RECEIVABLE

     At September 29, 2002, $7.6 million of promissory notes were due to us from an unaffiliated third party and are recorded in notes receivable. The promissory notes earn $1.5 million of annual cash interest and are being accreted to a face value of $14.3 million through interest income. The promissory notes are secured by $14.3 million face value of our outstanding 10.75% senior subordinated notes due 2009 acquired by the third party.

9.       BUSINESS SEGMENT INFORMATION

     We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. The following table provides the historical results of our operations for the three months ended September 29, 2002 and September 30, 2001, respectively.

                                                                            Three Months Ended
                                                                      -------------------------------
                                                                         9/29/02         9/30/01
                                                                      --------------- ---------------
  SALES BY SEGMENT:
 Aerospace Fasteners Segment                                             $ 122,251         $ 147,090
 Aerospace Distribution Segment                                             14,977            17,983
                                                                      --------------- ---------------
  TOTAL SALES                                                            $ 137,228         $ 165,073
                                                                      --------------- ---------------

 OPERATING RESULTS BY SEGMENT:
 Aerospace Fasteners Segment                                             $   8,795         $  14,866
 Aerospace Distribution Segment                                                648               454
 Real Estate Segment (a)                                                       472               438
 Corporate and Other Segment                                               (4,590)           (5,008)
                                                                      --------------- ---------------
 TOTAL OPERATING INCOME                                                  $   5,325         $  10,750
                                                                      --------------- ---------------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS   BEFORE TAXES:
 Aerospace Fasteners Segment                                             $   8,469         $  14,392
 Aerospace Distribution Segment                                                626               431
 Real Estate Segment                                                          (41)             (229)
 Corporate and Other Segment                                              (21,555)          (21,906)
                                                                      --------------- ---------------
 Total loss from continuing operations before taxes                      $(12,501)         $ (7,312)
                                                                      --------------- ---------------

  ASSETS BY SEGMENT:                                                     9/29/02          6/30/02
                                                                      --------------- ---------------
 Aerospace Fasteners Segment                                             $ 658,899         $ 671,909
 Aerospace Distribution Segment                                             48,068            49,358
 Real Estate Segment                                                       114,557           116,020
 Corporate and Other Segment                                               139,196           133,359
                                                                      --------------- ---------------
 TOTAL ASSETS                                                            $ 960,720         $ 970,646
                                                                      --------------- ---------------

(a) - Includes rental revenue of $1,765 and $1,733 for the three months ended September 29, 2002 and September 30, 2001, respectively.

10.      CONSOLIDATING FINANCIAL STATEMENTS

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

                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 29, 2002

                                                               Parent                        Non                         Fairchild
                                                              Company      Guarantors     Guarantors    Eliminations     Historical
                                                        ---------------------------------------------------------------------------
Cash and cash equivalents                                    $   6,237     $   2,888      $   6,657         $     -      $  15,782
Short-term investments                                              54           362             86               -            502
Accounts receivable (including intercompany), less
 allowances                                                        986       650,439        110,017       (660,710)        100,732
Inventory, net                                                       -       128,697         53,245               -        181,942
Prepaid expenses and other current assets                       11,937        18,803          6,454               -         37,194
                                                        ---------------------------------------------------------------------------
     Total current assets                                       19,214       801,189        176,459       (660,710)        336,152


Investment in subsidiaries                                     722,272             -              -       (722,272)              -
Net fixed assets                                                   593        88,428         34,251               -        123,272
Net assets held for sale                                             -        19,116              -               -         19,116
Investments and advances in affiliates                              93         3,263              -               -          3,356
Goodwill                                                             -       241,560         32,989               -        274,549
Deferred loan costs                                             10,067             -            420               -         10,487
Prepaid pension assets                                               -        64,780              -               -         64,780
Real estate investment                                               -             -        109,028               -        109,028
Long-term investments                                               60         2,033          3,436           (488)          5,041
Notes receivable and other assets                                3,208        10,264          1,467               -         14,939
                                                        ---------------------------------------------------------------------------
     Total assets                                            $ 755,822    $1,230,633      $ 358,050   $ (1,383,785)      $ 960,720
                                                        ===========================================================================

Bank notes payable & current maturities of debt              $   2,280     $   1,467      $  48,509         $     -      $  52,256
Accounts payable (including intercompany)                            -       876,882        203,209     (1,039,668)         40,423
Other accrued expenses                                          13,174        52,833         23,149             (1)         89,155
                                                        ---------------------------------------------------------------------------
     Total current liabilities                                  15,454       931,182        274,867     (1,039,669)        181,834

Long-term debt, less current maturities                        424,490         2,966          2,545               -        430,001
Fair market value of interest rate contract                     17,764             -              -               -         17,764
Other long-term liabilities                                        405        12,464          3,937               -         16,806
Noncurrent deferred income taxes                                 4,277             -              -               -          4,277
Noncurrent income taxes                                         48,867         (736)            148               -         48,279
Retiree health care liabilities                                      -        37,429          5,036               -         42,465
                                                        ---------------------------------------------------------------------------
     Total liabilities                                         511,257       983,305        286,533     (1,039,669)        741,426

Class A common stock                                             3,035             -              -               -          3,035
Class B common stock                                               262             -              -               -            262
Notes due from stockholders                                      (446)       (1,385)              -               -        (1,831)
Paid-in capital                                                232,799       478,501        126,419       (604,920)        232,799
Retained earnings                                               84,656     (211,334)       (50,272)         261,606         84,656
Cumulative other comprehensive loss                               (11)      (18,454)        (4,630)               -       (23,095)
Treasury stock, at cost                                       (76,045)             -              -           (487)       (76,532)
                                                        ---------------------------------------------------------------------------
     Total stockholders' equity                                244,250       247,328         71,517       (343,801)        219,294
                                                        ---------------------------------------------------------------------------
Total liabilities & stockholders' equity                     $ 755,507    $1,230,633      $ 358,050   $ (1,383,470)      $ 960,720
                                                        ===========================================================================

                      CONSOLIDATING STATEMENTS OF EARNINGS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2002

                                                               Parent                        Non                         Fairchild
                                                              Company      Guarantors     Guarantors    Eliminations     Historical
                                                        ---------------------------------------------------------------------------
Revenue:
   Net sales                                                    $    -     $ 104,586      $  37,870      $  (5,228)      $ 137,228
   Rental revenue                                                    -             -          1,765               -          1,765
   Other income, net                                                 -           447            402               -            849
                                                        ---------------------------------------------------------------------------
                                                                     -       105,033         40,037         (5,228)        139,842

Costs and expenses:
   Cost of goods sold                                                -        81,981         28,538         (5,228)        105,291
   Cost of rental revenue                                            -             -          1,232               -          1,232
   Selling, general & administrative                             1,605        19,877          6,512               -         27,994
                                                        ---------------------------------------------------------------------------
                                                                 1,605       101,858         36,282         (5,228)        134,517
                                                        ---------------------------------------------------------------------------
     Operating income (loss)                                   (1,605)         3,175          3,755               -          5,325

Net interest expense (including intercompany)                  (2,564)        11,991          1,571               -         10,998
Investment (income) loss, net                                        -            52              -               -             52
Intercompany dividends                                               -         2,315              -         (2,315)              -
Decrease in market value of interest rate contract               6,776             -              -               -          6,776
                                                        ---------------------------------------------------------------------------
Earnings (loss) from continuing operations before taxes        (5,817)      (11,183)          2,184           2,315       (12,501)
Income tax (provision) benefit                                   2,046         3,932          (768)                          5,210
Equity in earnings of affiliates and subsidiaries, net         (3,520)             -              -           3,520              -
                                                        ---------------------------------------------------------------------------
Net earnings (loss)                                          $ (7,291)     $ (7,251)      $   1,416       $   5,835     $  (7,291)
                                                        ===========================================================================

                            CONSOLIDATING CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2002

                                                              Parent                         Non                         Fairchild
                                                              Company      Guarantors    Guarantors     Eliminations    Historical
                                                        ---------------------------------------------------------------------------
 Cash Flows from Operating Activities:
 Net earnings (loss)                                         $ (7,291)     $ (7,251)      $   1,416       $   5,835     $  (7,291)
 Depreciation & amortization                                        14         5,073          2,786               -          7,873
 Amortization of deferred loan fees                                545             -             12               -            557
 Unrealized holding loss on interest rate contract               6,776             -              -               -          6,776
 Paid-in kind interest income                                        -         (338)              -               -          (338)
 Change in assets and liabilities                               14,135         3,528        (6,047)         (5,835)          5,781
                                                        ---------------------------------------------------------------------------
 Net cash provided by (used for) operating activities           14,179         1,012        (1,833)               -         13,358

 Cash Flows from Investing Activities:
--------------------------------------
 Proceeds received from (used for):
   Capital expenditures                                           (66)       (1,197)          (392)               -        (1,655)
   Sale of property, plant and equipment                             -           293             24               -            317
   Unrealized holding loss on available-for-sale
   securities                                                        -            15              -               -             15
   Equity investment in affiliates                                (95)             -              -               -           (95)
   Real estate investment                                            -             -        (1,526)               -        (1,526)
   Changes in net assets held for sale                               -          (73)              -               -           (73)
   Changes in notes receivable                                      14         (524)              -               -          (510)
                                                        ---------------------------------------------------------------------------
 Net cash used for investing activities                          (147)       (1,486)        (1,894)               -        (3,527)

 Cash Flows from Financing Activities:
 Proceeds from issuance of debt                                 12,800        14,822              -               -         27,622
 Debt repayments                                              (20,607)      (16,294)              -               -       (36,901)
 Proceeds from exercised options                                     2             -              -               -              2
                                                        ---------------------------------------------------------------------------
 Net cash used for financing activities                        (7,805)       (1,472)              -               -        (9,277)
 Effect of exchange rate changes on cash                             -             -           (55)               -           (55)
                                                        ---------------------------------------------------------------------------
 Net change in cash                                              6,227       (1,946)        (3,782)               -            499
 Cash and cash equivalents, beginning of the year                   10         4,834         10,439               -         15,283
                                                        ---------------------------------------------------------------------------
 Cash and cash equivalents, end of the period                $   6,237     $   2,888      $   6,657         $     -      $  15,782
                                                        ===========================================================================

                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2002

                                                               Parent                        Non                         Fairchild
                                                              Company      Guarantors     Guarantors    Eliminations     Historical
                                                        ---------------------------------------------------------------------------
Cash and cash equivalents                                      $    10     $   4,834      $  10,439         $     -      $  15,283
Short-term investments                                              55           439             87               -            581
Accounts receivable (including intercompany), less
 allowances                                                        940       654,638        107,283       (653,341)        109,520
Inventory, net                                                       -       126,874         54,157               -        181,031
Prepaid expenses and other current assets                       12,229        17,334          5,422               -         34,985
                                                        ---------------------------------------------------------------------------
     Total current assets                                       13,234       804,119        177,388       (653,341)        341,400

Investment in subsidiaries                                     735,342             -              -       (735,342)              -
Net fixed assets                                                   541        92,240         36,437               -        129,218
Net assets held for sale                                             -        19,406              -               -         19,406
Investments and advances in affiliates                              93         3,168              -               -          3,261
Goodwill                                                             -       241,560         32,989               -        274,549
Deferred loan costs                                             10,475             -            432               -         10,907
Prepaid pension assets                                               -        64,693              -               -         64,693
Real estate investment                                               -             -        108,184               -        108,184
Long-term investments                                               60         2,352          3,436           (488)          5,360
Notes receivable and other assets                                3,223         9,367          1,078               -         13,668
                                                        ---------------------------------------------------------------------------
     Total assets                                            $ 762,968    $1,236,905      $ 359,944   $ (1,389,171)      $ 970,646
                                                        ===========================================================================

Bank notes payable & current maturities of debt              $   2,279     $   1,607      $  49,993         $     -      $  53,879
Accounts payable (including intercompany)                           27       874,413        202,958     (1,038,681)         38,717
Other accrued expenses                                           6,845        52,402         23,373               -         82,620
                                                        ---------------------------------------------------------------------------
     Total current liabilities                                   9,151       928,422        276,324     (1,038,681)        175,216

Long-term debt, less current maturities                        432,297         3,211          2,409               -        437,917
Fair market value of interest rate contract                     10,989             -              -               -         10,989
Other long-term liabilities                                        407        13,263          4,119               -         17,789
Noncurrent income taxes                                         54,310         (669)            150               -         53,791
Noncurrent deferred income taxes                                 4,277             -              -               -          4,277
Retiree health care liabilities                                      -        37,619          5,032               -         42,651
                                                        ---------------------------------------------------------------------------
     Total liabilities                                         511,431       981,846        288,034     (1,038,681)        742,630

Class A common stock                                             3,035             -              -               -          3,035
Class B common stock                                               262             -              -               -            262
Notes due from stockholders                                      (446)       (1,385)              -               -        (1,831)
Paid-in capital                                                232,797       478,500        127,148       (605,648)        232,797
Retained earnings                                               91,947     (204,758)       (50,888)         255,646         91,947
Cumulative other comprehensive loss                               (14)      (17,298)        (4,350)               -       (21,662)
Treasury stock, at cost                                       (76,044)             -              -           (488)       (76,532)
                                                        ---------------------------------------------------------------------------
     Total stockholders' equity                                251,537       255,059         71,910       (350,490)        228,016
                                                        ---------------------------------------------------------------------------
Total liabilities & stockholders' equity                     $ 762,968    $1,236,905      $ 359,944   $ (1,389,171)      $ 970,646
                                                        ===========================================================================

                      CONSOLIDATING STATEMENTS OF EARNINGS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                               Parent                        Non                         Fairchild
                                                              Company      Guarantors     Guarantors    Eliminations     Historical
                                                        ---------------------------------------------------------------------------
Net sales                                                      $     -     $ 128,954     $   40,634      $  (4,515)     $  165,073
Rental revenue                                                       -             -          1,733               -          1,733
Other income, net                                                  (5)         1,057            285               -          1,337
                                                        ---------------------------------------------------------------------------
                                                                   (5)       130,011         42,652         (4,515)        168,143

Costs and expenses:
Cost of goods sold                                                   -        99,619         29,299         (4,515)        124,403
Cost of rental revenue                                               -             -          1,234               -          1,234
Selling, general & administrative                                1,992        23,818          5,946               -         31,756
                                                        ---------------------------------------------------------------------------
                                                                 1,992       123,437         36,479         (4,515)        157,393
                                                        ---------------------------------------------------------------------------
         Operating income (loss)                               (1,997)         6,574          6,173               -         10,750

Net interest expense (including intercompany)                  (4,390)        15,441          1,376               -         12,427
Investment (income) loss, net                                        -           386              -               -            386
Intercompany dividends                                               -            27              -            (27)              -
Decrease in market value of interest rate contract               5,249             -              -               -          5,249
                                                        ---------------------------------------------------------------------------
Earnings (loss) before taxes                                   (2,856)       (9,280)          4,797              27        (7,312)
Income tax (provision) benefit                                   1,431         4,654        (2,405)               -          3,680
Equity in earnings of affiliates and subsidiaries, net       (146,774)            51              -         146,756             33
Minority interest                                                    -             -              -               -              -
                                                        ---------------------------------------------------------------------------
Earnings (loss) from continuing operations                   (148,199)       (4,575)          2,392         146,783        (3,599)
Cumulative effect in change in accounting for goodwill               -     (144,600)              -               -      (144,600)
                                                        ---------------------------------------------------------------------------
Net earnings (loss)                                         $(148,199)    $(149,175)      $   2,392      $  146,783    $ (148,199)
                                                        ===========================================================================

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                             Parent                         Non                         Fairchild
                                                             Company      Guarantors    Guarantors     Eliminations    Historical
                                                        ---------------------------------------------------------------------------
 Cash Flows from Operating Activities:
 Net earnings (loss)                                        $(148,199)    $(149,175)      $   2,392      $  146,783    $ (148,199)
 Depreciation & amortization                                        12         4,955          2,544               -          7,511
 Amortization of deferred loan fees                                377             1            125               -            503
 Change in Accounting                                                -       144,600              -               -        144,600
 Unrealized holding (gain) loss on derivatives                   5,249             -              -               -          5,249
 Undistributed (distributed) earnings of affiliates                 18          (51)              -               -           (33)
 Change in assets and liabilities                              151,209       (4,458)        (2,336)       (146,783)        (2,368)
                                                        ---------------------------------------------------------------------------
 Net cash (used for) provided by operating activities            8,666       (4,128)          2,725               -          7,263

 Cash Flows from Investing Activities:
 Proceeds received from (used for):
   Purchase of property, plant and equipment                      (14)       (3,029)        (1,192)               -        (4,235)
   Investment securities, net                                        -          (53)              -               -           (53)
   Sale of property, plant and equipment                             -         3,693             17               -          3,710
   Equity investment in affiliates                               (394)             -              -               -          (394)
   Changes in real estate investment                                 -             -          (211)               -          (211)
   Changes in net assets held for sale                               -         4,358              -               -          4,358
                                                        ---------------------------------------------------------------------------
 Net cash (used for) provided by investing activities            (408)         4,969        (1,386)               -          3,175

 Proceeds from issuance of debt                                 22,700        12,299            897               -         35,896
 Debt repayments, net                                         (31,000)      (13,196)        (3,198)               -       (47,394)
                                                        ---------------------------------------------------------------------------
 Net cash used for financing activities                        (8,300)         (897)        (2,301)               -       (11,498)
 Effect of exchange rate changes on cash                             -             -            444               -            444
                                                        ---------------------------------------------------------------------------
 Net change in cash                                               (42)          (56)          (518)               -          (616)
 Cash, beginning of the year                                       562         6,546          7,843               -         14,951
                                                        ---------------------------------------------------------------------------
 Cash, end of the period                                       $   520      $  6,490      $   7,325        $      -     $   14,335
                                                        ===========================================================================

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

RESULTS OF OPERATIONS

Consolidated Results

     We currently report in three principal business segments: aerospace fasteners, aerospace distribution and real estate operations. The following table provides the historical sales and operating income of our segments for the three months ended September 29, 2002 and September 30, 2001, respectively.

                                                                             Three Months Ended
                                                                       -------------------------------
                                                                          9/29/02          9/30/01
                                                                       ---------------  --------------
           SALES BY SEGMENT:
          Aerospace Fasteners Segment                                       $ 122,251       $ 147,090
          Aerospace Distribution Segment                                       14,977          17,983
                                                                       ---------------  --------------
           TOTAL SALES                                                      $ 137,228       $ 165,073
                                                                       ---------------  --------------

          OPERATING RESULTS BY SEGMENT:
          Aerospace Fasteners Segment                                       $   8,795       $  14,866
          Aerospace Distribution Segment                                          648             454
          Real Estate Segment (a)                                                 472             438
          Corporate and Other Segment                                         (4,590)         (5,008)
                                                                       ---------------  --------------
          TOTAL OPERATING INCOME                                            $   5,325       $  10,750
                                                                       ---------------  --------------

(a) - Includes rental revenue of $1,765 and $1,733 for the three months ended September 29, 2002 and September 30, 2001, respectively.

     Net sales of $137.2 million in the first quarter of fiscal 2003 decreased by $27.8 million, or 16.9%, compared to sales of $165.1 million in the first quarter of fiscal 2002. Sales in the first quarter of fiscal 2003 were adversely affected by the overall conditions in the aerospace industry, resulting primarily from the events of September 11, 2001.

     Gross margin as a percentage of sales was 23.3% and 24.6% in the first quarter of fiscal 2003 and fiscal 2002, respectively. The higher gross margin in the fiscal 2002 period is attributable primarily to a higher volume of sales and a higher margin product mix.

     Selling, general & administrative expense as a percentage of sales was 20.4% and 19.2% in the first three months of fiscal 2003 and 2002, respectively. The change in the fiscal 2003 period was attributable primarily to the volume of sales and the related economies of scale.

     Rental revenue remained stable in the first three months of fiscal 2003, compared to the first three months of fiscal 2002.

     Other income decreased $0.5 million in the first three months of fiscal 2003, compared to the first three months of fiscal 2002. Other income for the three months ended September 30, 2001, included $0.5 million of royalty income prior to the royalty contracts being sold in the second quarter of fiscal 2002.

     Operating income for the three months ended September 29, 2002, decreased by $5.4 million, as compared to the same period of the prior year. The decrease reflects the downturn in the aerospace industry, resulting from a significant reduction in air travel following September 11, 2001.

     Net interest expense decreased by $1.4 million, or 11.5%, and cash interest expense decreased by $0.8 million in the first three months of fiscal 2003, as compared to the first three months of fiscal 2002, due primarily to lower interest rates.

     We recognized a $0.1 million and $0.4 million of investment loss in three months ended September 29, 2002 and September 30, 2001, respectively, due to the decrease in the fair market value of trading securities.

     We recognized an expense of $6.8 million and $5.2 million in the first quarter of 2003 and 2002, respectively, from the fair market value adjustment of a ten-year $100 million interest rate contract. Declining interest rates over the remaining period of the interest rate contract has caused the change in fair market value of the contract.

     An income tax benefit of $5.2 million and $3.7 million in the first three months of fiscal 2003 and fiscal 2002, respectively, was higher than the statutory rate, due primarily to the reversal of tax accruals, net of valuation allowances, which are no longer required.

     Comprehensive income includes foreign currency translation adjustments and unrealized holding changes in the fair market value of available-for-sale investment securities. For the three months ended September 29, 2002, the foreign currency translation adjustment decreased by $1.2 million and the fair market value of unrealized holding gains on investment securities decreased by a $0.2 million. For the three months ended September 30, 2001, the foreign currency translation adjustment resulted in a $12.7 million increase, and was offset partially by a $0.2 million decrease in the fair market value of unrealized holding gains on investment securities.

Segment Results

Aerospace Fasteners Segment

     Sales in our Aerospace Fasteners segment decreased by $24.8 million, or 16.9%, in the first three months of fiscal 2003, as compared to the same periods of fiscal 2002. The change reflected a reduction in shipments in the current period due to an overall lower level of demand in the aerospace industry resulting from the September 11, 2001 terrorist attacks. Our backlog decreased by $2.7 million in the first quarter of fiscal 2003, to $175.1 million at September 29, 2002. Our book-to-bill ratio was 98.8% for the first three months of fiscal 2003, which was a substantial improvement from the book-to-bill ratio in the previous two quarters.

     Operating income decreased by $6.1 million, or 40.8%, in the first three months of fiscal 2003, as compared to the same periods of fiscal 2002. The change primarily reflects the marginal decrease in sales as a result of the downturn in the aerospace industry. Operating expenses are continually monitored as management attempts to balance the production requirements of short-term customer demand with its ongoing operating costs.

     Announcements by our major customers have reinforced our view that projected aircraft build rates will continue to be adversely affected by decreased worldwide demand for travel following September 11, 2001. Accordingly, we believe overall demand for aerospace fasteners will decrease during the remainder of calendar 2002, and our business will be affected by this decreased demand. Nevertheless, we also believe the impact on our business will be partially offset by certain supply chain service programs we entered into during the past several years and by the overall decrease in fastener inventory available to OEMs and distributors.

     We have decided to sell our Fairchild Fasteners business for approximately $657 million in cash to Alcoa Inc. The sale, which is expected to close before November 30, 2002, is subject to customary conditions, including the approval of our shareholders. (See Note 2 to the Consolidated Financial Statements).

Aerospace Distribution Segment

     Our aerospace distribution segment is an international supplier to airlines and general aviation businesses, distributing a wide range of aircraft parts and related support services and has five operations in the United States. The aerospace distribution segment specializes in the distribution of flight data recorder, radar and navigation systems, instruments, and other components to commercial airlines, commuter and regional airlines, fixed-base operators, air cargo carriers, general aviation customers and the military. Sales in our aerospace distribution segment decreased by $3.0 million, in the first quarter of fiscal 2003, compared to the first quarter of fiscal 2002. Sales in the three months ended September 29, 2002, were adversely affected due to the terrorist attacks on September 11, 2001 and have been sluggish since then.

     Operating income increased by $0.2 million in the first three months of fiscal 2003, as compared to the same period in fiscal 2002. The results for the three months ended September 29, 2002, reflect an increase in gross margin as a percentage of sales.

Real Estate Operations Segment

     Our real estate operations segment owns and operates a 456,000 square foot shopping center located in Farmingdale, New York. We have two tenants that each occupy more than 10% of the rentable space of the shopping center. Rental revenue increased slightly in the three months ended September 29, 2002, due to a slight increase in the amount of space leased to tenants, as compared to the three months ended September 30, 2001. The weighted average occupancy rate of the shopping center was 78.3% and 77.1% in the first quarter of 2003 and 2002, respectively. The average effective annual rental rate per square foot was $19.96 and $19.91 the first quarter of 2003 and 2002, respectively. As of September 29, 2002, approximately 92% of the shopping center was leased. We anticipate that rental income will increase during the remainder of fiscal 2003, as a result of us entering agreements, to lease approximately 66,000 square feet.

      Operating income increased slightly in the first quarter of fiscal 2003, as compared to the first quarter of 2002. The improvement in the first quarter of fiscal 2003 reflected an increase in the weighted-average portion of the shopping center occupied during fiscal 2003.

Corporate

     The operating loss at corporate was reduced by $0.4 million in the first three months of fiscal 2003, compared to the first three months of fiscal 2002. This improvement was due primarily to a reduction of legal expenses in the first three months of fiscal 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total capitalization as of September 29, 2002 and June 30, 2002 amounted to $701.5 million and $719.8 million, respectively. The three-month change in capitalization included a $9.5 million decrease in debt reflecting cash provided by our operations, and a decrease in equity of $8.7 million which was due primarily to our reported net loss and a $1.4 million unfavorable decrease in other comprehensive income.

     We maintain a portfolio of investments classified primarily as available-for-sale securities, which had a fair market value of $5.5 million at September 29, 2002. The market value of these investments decreased by $0.4 million in the three months ended September 29, 2002. There is risk associated with market fluctuations inherent in stock investments, and because our portfolio is not diversified, changes in its value may occur.

     Net cash provided by operating activities for the three months ended September 29, 2002, was $13.4 million. The working capital sources of cash in the first three months of fiscal 2002 included an $8.2 million increase in accounts payable and other accrued liabilities and an $8.7 million decrease in accounts receivable, offset partially by a $0.9 million increase in inventory and a $2.2 million increase in prepaid and other current assets. Net cash provided by operating activities for the three months ended September 30, 2001, was $7.3 million. The primary source of cash from operating activities in the first three months of fiscal 2002 included $9.7 million of earnings after deducting non-cash expenses of $144.6 million for the cumulative effect of change in accounting for goodwill, $7.5 million for depreciation, $5.2 million from the reduction in the fair market value of an interest rate contract, and $0.5 million from the amortization of deferred loan fees.

     Net cash used for investing activities was $3.5 million for the three months ended September 29, 2002. In the first three months of fiscal 2003, the primary use of cash was capital expenditures of $1.7 million at our aerospace businesses and $1.5 million for our real estate investment. Net cash provided by investing activities was $3.2 million for the three months ended September 30, 2001. In the first three months of fiscal 2002, the primary source of cash was $8.1 million provided from the dispositions of non-core real estate and net assets held for sale, partially offset by $4.2 million of capital expenditures.

     Net cash used by financing activities was $9.3 million and $11.5 million for the three months ended September 29, 2002 and September 30, 2001, respectively. Cash provided by operations was used to reduce debt in the both periods.

     At September 29, 2002, $7.6 million of promissory notes were due to us from an unaffiliated third party and are recorded in notes receivable. The promissory notes earn $1.5 million of annual cash interest and are being accreted to a face value of $14.3 million through interest income. The promissory notes are secured by $14.3 million face value of our outstanding 10.75% senior subordinated notes due 2009 acquired by the third party. The third party has tendered the notes to us and we intend to acquire them in conjunction with the anticipated sale of our aerospace fasteners business. This will satisfy the obligation of the third party to us under its promissory notes due to us.

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

     We are required under the credit agreement with our senior lenders, to comply with certain financial and non-financial loan covenants, including maintaining certain interest and fixed charge coverage ratios and maintaining certain indebtedness to EBITDA ratios at the end of each fiscal quarter. One restrictive covenant is the interest coverage ratio, which represents the ratio of EBITDA to interest expense, as defined in the credit agreement. At September 29, 2002, the interest coverage ratio was 2.33, which exceeded the minimum requirement of 2.0. Our interest rates vary in part based upon the consolidated indebtedness to EBITDA covenant, which represents the ratio of total debt to EBITDA, as defined in the credit agreement. On September 29, 2002, our indebtedness to EBITDA ratio was 5.55, which was below the maximum permitted ratio of 5.7. Additionally, the credit agreement restricts annual capital expenditures to $40 million during the life of the facility. For the three months ended September 29, 2002, capital expenditures were $1.7 million. Except for assets of our subsidiaries that are not guarantors of the credit agreement, substantially all of our assets are pledged as collateral under the credit agreement. The credit agreement restricts the payment of dividends to our shareholders to an aggregate of the lesser of $0.01 per share or $0.4 million over the life of the agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the credit agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. At September 29, 2002, we were in compliance with the covenants under the credit agreement.

Recent Developments

     On July 17, 2002 we announced that we signed a definitive agreement to sell our aerospace fasteners business to Alcoa Inc., for approximately $657 million in cash. The actual cash to be received from Alcoa is dependent upon a post-closing adjustment based on the difference in net working capital between March 31, 2002 and the closing date. We may also receive from Alcoa additional cash proceeds up to $12.5 million per year, in an earnout formula based on the number of Boeing and Airbus commercial aircraft deliveries during each of the calendar years 2003-2006, inclusive. The sale, which is expected to close before November 30, 2002, is subject to customary conditions, including the approval of our shareholders. We will use a portion of the proceeds from the sale to repay our bank debt and to acquire all of our outstanding $225 million, 10.75% senior subordinated notes, due in April, 2009, which are tendered to us. This tender offer will close concurrently with the closing of the sale to Alcoa. The remaining proceeds from the sale will provide funds for new acquisitions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for our fiscal year beginning on July 1, 2002. Accordingly, we will account for the sale of the fastener business as a discontinued operation as of the date of the sale.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". SFAS No. 145 eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of tax, in an entity's statement of earnings. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both "unusual in nature" and "infrequent in occurrence" as prescribed under Accounting Principles Bulletin No. 30, "Reporting the Result of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for our fiscal year beginning on July 1, 2002.

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

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives, of $6.8 million and $5.2 million, in the three months ended September 29, 2002 and September 30, 2001, respectively, as a result of the fair market value adjustment for our interest rate swap agreement.

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

(In thousands)
Expected Fiscal Year Maturity Date                               2003                               2008
                                                  ----------------------------------------------------------------------
   Type of Interest Rate Contracts                        Interest Rate Cap                  Variable to Fixed
   Variable to Fixed                                           $30,750                            $100,000
   Fixed LIBOR rate                                              N/A                                6.24%
   LIBOR cap rate                                               8.125%                              N/A
   Average floor rate                                            N/A                                N/A
   Weighted average forward LIBOR rate                          1.69%                              3.36%
   Fair Market Value at September 29, 2002                        $0                             $(17,764)


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, which we refer to as the Evaluation Date. They have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that the required information was disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 29, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The information required to be disclosed under this Item is set forth in Footnote 6 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report. The Pension Benefit Guaranty Corporation has contacted us to understand the impact of the sale of our aerospace fasteners business on our ability to fund our long-term pension obligations. Please see discussion above under "Recent Developments." We are not aware of any legal proceedings commenced by the PBGC at this point.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

           *12. Certifications required by Section 906 of the Sarbanes-Oxley
Act.

        *  Filed herewith.

(b) Reports on Form 8-K:

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




Date:    November 12, 2002

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Jeffrey J. Steiner, Chief Executive Officer of The Fairchild Corporation ("Company"), hereby certifies that:

1.       I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                            /s/ JEFFREY J. STEINER
                                                   ----------------------
                                                       Jeffrey J. Steiner
                                                       Chairman of the Board and
                                                       Chief Executive Officer

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, John L. Flynn, Chief Financial Officer of The Fairchild Corporation ("Company"), hereby certifies that:

1.       I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                          /s/ JOHN L. FLYNN
                                                 -----------------
                                                     John L. Flynn
                                                     Chief Financial Officer and
                                                     Senior Vice President, Tax