Form 10-Q
period 2002-12-29
FAIRCHILD CORP
filed 2003-02-07
CIK 9779

32


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


 For the Quarterly Period Ended December 29, 2002 Commission File Number 1-6560


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

                                 Outstanding at
  Title of Class                                               December 29, 2002
  Class A Common Stock, $0.10 Par Value                            22,541,021
  Class B Common Stock, $0.10 Par Value                             2,621,502


--------------------------------------------------------------------------------

        THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 29, 2002






                                                                           Page
PART I.FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Balance Sheets as of
         December 29, 2002 (Unaudited) and June 30, 2002.........             3

         Condensed Consolidated Statements of Earnings
         (Unaudited) for the Three and Six Months Ended
         December 29, 2002 and December 30, 2001.................             5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Six Months Ended December 29, 2002 and
         December 30, 2001.......................................             7

         Notes to Condensed Consolidated Financial Statements (Unaudited)     8

 Item 2. Management's Discussion and Analysis of Results of Operations
         and Financial Condition.................................            17

 Item 3. Quantitative and Qualitative Disclosure About Market Risk           25

 Item 4. Controls and Procedures.................................            26


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.......................................            27

 Item 2. Changes in Securities and Use of Proceeds...............            27

 Item 4. Submission of Matters to a Vote of Security Holders.....            27

 Item 5. Other Information.......................................            28

 Item 6. Exhibits and Reports on Form 8-K........................            28


     All references in this Quarterly Report on Form 10-Q to the terms "we," "our," "us," the "Company" and "Fairchild" refer to The Fairchild Corporation and its subsidiaries. All references to "fiscal" in connection with a year shall mean the 12 months ended June 30.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 December 29, 2002 (Unaudited) and June 30, 2002
                                 (In thousands)




                                     ASSETS


                                                                                             12/29/02              6/30/02
                                                                                         ------------------   ------------------
CURRENT ASSETS:
Cash and cash equivalents                                                                        $ 133,840            $  14,810
Short-term investments                                                                               8,546                  967
Accounts receivable-trade, less allowances of $4,440 and $2,527                                     13,113               11,602
Inventories - finished goods                                                                        20,571               20,628
Net current assets held for sale                                                                     4,719                4,821
Net current assets of discontinued operations                                                            -              268,687
Prepaid expenses and other current assets                                                           11,283               20,256
                                                                                         ------------------   ------------------
Total Current Assets                                                                               192,072              341,771
                                                                                         ------------------   ------------------

Property, plant and equipment, net of accumulated
  depreciation of $8,343 and $7,920                                                                  3,546                3,501
Net noncurrent assets held for sale                                                                 14,575               15,106
Net noncurrent assets of discontinued operations                                                         -              383,986
Goodwill                                                                                            17,438               17,438
Investments and advances, affiliated companies                                                       3,482                3,261
Prepaid pension assets                                                                              59,011               64,693
Deferred loan costs                                                                                    285               10,907
Real estate investment                                                                             118,320              112,484
Long-term investments                                                                               47,348                5,360
Notes receivable                                                                                       219                6,932
Other assets                                                                                         8,322                5,578
                                                                                         ------------------   ------------------
TOTAL ASSETS                                                                                     $ 464,618            $ 971,017
                                                                                         ------------------   ------------------










            The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 December 29, 2002 (Unaudited) and June 30, 2002
                                 (In thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             12/29/02              6/30/02
                                                                                         ------------------   ------------------
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt                                      $  31,570            $  53,879
Accounts payable                                                                                    12,166                8,062
Accrued liabilities:
    Salaries, wages and commissions                                                                 24,542                4,456
    Employee benefit plan costs                                                                      2,043                1,982
    Insurance                                                                                       15,309               10,465
    Interest                                                                                           667                6,340
    Other accrued liabilities                                                                       21,324               22,179
Current liabilities of discontinued operations                                                           -               68,224
                                                                                         ------------------   ------------------
Total Current Liabilities                                                                          107,621              175,587
                                                                                         ------------------   ------------------

LONG-TERM LIABILITIES:
Long-term debt, less current maturities                                                              2,968              437,917
Fair value of interest rate contract                                                                17,736               10,989
Other long-term liabilities                                                                         12,987               13,569
Pension liabilities                                                                                 50,533                    -
Retiree health care liabilities                                                                     26,801               28,011
Noncurrent deferred income taxes                                                                     3,269                4,277
Noncurrent income taxes                                                                             54,353               53,641
Noncurrent liabilities of discontinued operations                                                        -               19,010
                                                                                         ------------------   ------------------
TOTAL LIABILITIES                                                                                  276,268              743,001
                                                                                         ------------------   ------------------

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000
shares authorized,
  30,348 (30,347 in June) shares issued and 22,541
(22,540 in June);
  shares outstanding; entitled to one vote per share                                                 3,035                3,035
Class B common stock, $0.10 par value; 20,000
shares authorized,
  2,622 shares issued and outstanding; entitled to ten votes per share                                 262                  262
Paid-in capital                                                                                    232,799              232,797
Treasury stock, at cost, 7,807 shares of Class A common stock                                     (76,532)             (76,532)
Retained earnings                                                                                   82,422               91,947
Notes due from stockholders                                                                        (1,831)              (1,831)
Cumulative other comprehensive income (loss)                                                      (51,805)             (21,662)
                                                                                         ------------------   ------------------
TOTAL STOCKHOLDERS' EQUITY                                                                         188,350              228,016
                                                                                         ------------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 464,618            $ 971,017
                                                                                         ------------------   ------------------

            The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
          For The Three (3) and Six (6) Months Ended December 29, 2002 and December 30, 2001 (In thousands, except per share data)


                                                                ------------------------------- --------------------------------
                                                                      Three Months Ended               Six Months Ended
                                                                ------------------------------- --------------------------------
REVENUE:                                                           12/29/02       12/30/01         12/29/02        12/30/01
                                                                ------------------------------- --------------------------------
   Net sales                                                           $ 19,595      $  18,040       $   37,391      $   39,950
   Rental revenue                                                         2,099          1,784            3,987           3,637
                                                                ------------------------------- --------------------------------
                                                                         21,694         19,824           41,378          43,587
 COSTS AND EXPENSES:
   Cost of goods sold                                                    17,456         14,589           31,427          32,781
   Cost of rental revenue                                                 1,325          1,300            2,557           2,534
   Selling, general & administrative                                     35,305         12,223           43,978          22,114
   Other (income) expense, net                                            (138)        (4,029)            (236)         (4,529)
                                                                ------------------------------- --------------------------------
                                                                         53,948         24,083           77,726          52,900

 OPERATING LOSS                                                        (32,254)        (4,259)         (36,348)         (9,313)

 Interest expense                                                        19,629         12,121           31,128          24,660
 Interest income                                                        (7,617)        (1,862)          (8,368)         (2,328)
                                                                ------------------------------- --------------------------------
 Net interest expense                                                    12,012         10,259           22,760          22,332
 Investment income (loss)                                                   534            106              482           (280)
 Increase (decrease) in fair market value of interest rate
 contract                                                                    28          2,345          (6,747)         (2,905)
                                                                ------------------------------- --------------------------------
 Loss from continuing operations before taxes                          (43,704)       (12,067)         (65,373)        (34,830)
 Income tax benefit (provision)                                           1,444          3,533            1,416          10,913
 Equity in earnings (loss) of affiliates, net                              (82)              -             (82)              33
                                                                ------------------------------- --------------------------------
 Loss from continuing operations                                       (42,342)        (8,534)         (64,039)        (23,884)
 Earnings (loss) from discontinued operations, net                      (3,570)          9,441           10,837          21,192
 Gain on disposal of discontinued operations, net                        43,677              -           43,677               -
                                                                ------------------------------- --------------------------------
 Earnings (loss) before cumulative effect of accounting change          (2,235)            907          (9,525)         (2,692)
 Cumulative effect of change in accounting for goodwill                       -              -                -       (144,600)
                                                                ------------------------------- --------------------------------
 NET EARNINGS (LOSS)                                                 $  (2,235)       $    907      $   (9,525)     $ (147,292)
                                                                ------------------------------- --------------------------------

 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments (a)                            18,755        (3,307)           17,517           9,370
 Change in minimum pension liability                                   (47,516)              -         (47,516)               -
 Unrealized holding changes on derivatives                                (189)             14            (176)              33
 Unrealized periodic holding changes on securities                          241          (269)               31           (421)
                                                                ------------------------------- --------------------------------
 Other comprehensive loss                                              (28,709)        (3,562)         (30,144)           8,982
                                                                ------------------------------- --------------------------------
 COMPREHENSIVE INCOME (LOSS)                                         $ (30,944)    $   (2,655)      $  (39,669)     $ (138,310)
                                                                ------------------------------- --------------------------------

(a) - In the three and six months ended December 29, 2002, foreign currency translation adjustments include the recognition of foreign currency losses as a result of the sale of the fastener business.



            The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited) For The Three (3) and Six (6) Months Ended December 29, 2002
                              and December 30, 2001
                      (In thousands, except per share data)


                                                                ------------------------------- --------------------------------
                                                                      Three Months Ended               Six Months Ended
                                                                ------------------------------- --------------------------------
                                                                   12/29/02       12/30/01         12/29/02        12/30/01
                                                                ------------------------------- --------------------------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations                                       $  (1.68)     $   (0.34)       $   (2.55)      $   (0.95)
Earnings (loss) from discontinued operations, net                        (0.14)           0.38             0.43            0.84
Gain on disposal of discontinued operations, net                           1.74              -             1.74               -
                                                                ------------------------------- --------------------------------
Earnings (loss) before cumulative effect of accounting change            (0.08)           0.04           (0.38)          (0.11)
Cumulative effect of change in accounting for goodwill                        -              -                -          (5.75)
                                                                ------------------------------- --------------------------------
NET EARNINGS (LOSS)                                                   $  (0.08)      $    0.04       $   (0.38)      $   (5.86)
                                                                ------------------------------- --------------------------------

 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                              $   0.75     $   (0.13)        $    0.70       $    0.37
 Minimum pension liability adjustment                                    (1.89)              -           (1.89)               -
 Unrealized holding changes on derivatives                               (0.01)              -           (0.01)               -
 Unrealized periodic holding changes on securities                         0.01         (0.01)                -          (0.02)
                                                                ------------------------------- --------------------------------
 Other comprehensive loss                                                (1.14)         (0.14)           (1.20)            0.35
                                                                ------------------------------- --------------------------------
 COMPREHENSIVE INCOME (LOSS)                                          $  (1.22)     $   (0.10)       $   (1.58)      $   (5.51)
                                                                ------------------------------- --------------------------------

Weighted average shares outstanding:
  Basic                                                                  25,163         25,149           25,162          25,149
                                                                ------------------------------- --------------------------------
  Diluted                                                                25,163         25,149           25,162          25,149
                                                                ------------------------------- --------------------------------















            The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) For The Six (6) Months Ended December 29, 2002 and December 30, 2001
                                 (In thousands)


                                                                                           12/29/02        12/30/01
                                                                                         --------------  --------------
Cash flows from operating activities:
 Net loss                                                                                    $ (9,525)     $ (147,292)
 Depreciation and amortization                                                                   2,621           2,553
 Amortization of deferred loan fees                                                             10,869           1,018
 Unrealized holding loss on interest rate contract                                               6,747           2,904
 Net gain on the sale of discontinued operations                                              (43,477)               -
 Paid-in kind interest income                                                                  (7,530)               -
 Cumulative effect of change in accounting for goodwill                                              -         144,600
 Undistributed (earnings) loss of affiliates, net                                                   53            (33)
 Change in operating assets and liabilities                                                      1,574         (5,554)
 Non-cash charges and working capital changes of discontinued operations (a)                         -           5,056
                                                                                         --------------  --------------
 Net cash provided by (used for) operating activities                                         (38,668)           3,252

 Cash flows from investing activities:
 Purchase of property, plant and equipment                                                       (531)           (473)
 Net proceeds received from the sale of property, plant, and equipment                               -             291
 Net proceeds received from (used for) investment securities, net                             (48,227)           1,377
 Net proceeds received from the sale of discontinued operations                                657,050               -
 Equity investment in affiliates                                                                 (186)           (394)
 Change in real estate investment                                                              (7,247)            (77)
 Changes in net assets held for sale                                                             (194)           4,233
 Changes in notes receivable                                                                    14,243         (4,563)
 Investing activities of discontinued operations (a)                                                 -         (6,953)
                                                                                         --------------  --------------
 Net cash provided by (used for) investing activities                                          614,908         (6,559)

Cash flows from financing activities:
 Proceeds from issuance of debt                                                                 71,385          81,964
 Debt repayments                                                                             (528,643)        (79,328)
 Issuance of Class A common stock                                                                    2               -
 Financing activities of discontinued operations (a)                                                 -           (718)
                                                                                         --------------  --------------
 Net cash provided by (used for) financing activities                                        (457,256)           1,918

 Effect of exchange rate changes on cash                                                            45             351
                                                                                         --------------  --------------
 Net change in cash and cash equivalents                                                       119,029         (1,038)
 Cash and cash equivalents, beginning of the year                                               14,811          14,951
                                                                                         --------------  --------------
 Cash and cash equivalents, end of the period                                                $ 133,840        $ 13,913
                                                                                         --------------  --------------


(a) - For the six months ended December 30, 2001, the effects of the fastener business sold are presented separately. Cash used for changes in working capital the fastener business was $7,478, net of accumulated depreciation of $12,534. Cash used for investing activities of discontinued operations reflect the capital expenditures of the fastener business. Cash used for financing activities of discontinued operations reflect net debt borrowed by the fastener business.

            The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (In thousands, except share data)

1.       FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of December 29, 2002, and the condensed consolidated statements of earnings and cash flows for the six months ended December 29, 2002 and December 30, 2001 have been prepared by us, without audit. In the opinion of management, all adjustments, necessary to present fairly the financial position, results of operations and cash flows at December 29, 2002, and for all periods presented, have been made. These adjustments include reclassification adjustments to reflect the sale of the fastener business as a discontinued operation. The balance sheet at June 30, 2002 was condensed from the audited financial statements as of that date.

     The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the Securities and Exchange Commission's instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2002 Annual Report on Form 10-K, as amended. The results of operations for the period ended December 29, 2002 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

2.       DISCONTINUED OPERATIONS

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc for approximately $657 million in cash and the assumption of certain liabilities. The cash received from Alcoa is subject to a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital as of March 31, 2002. We may also receive additional cash proceeds up to $12.5 million per year over the four-year period from 2003 to 2006, if the number of commercial aircraft delivered by Boeing and Airbus exceeds specified annual levels.

     In connection with the sale, we have deposited with an escrow agent $25 million to secure indemnification obligations we may have to Alcoa. The escrow period is five years, but funds may be held longer if claims are asserted and unresolved. In addition, for a period of five years after the closing, we are required to maintain our corporate existence, take no action to cause our own liquidation or dissolution, and take no action to declare or pay any dividends on our common stock.

     The sale of the fastener business has reduced our dependence upon the aerospace industry. Additionally, the sale has allowed us to eliminate essentially our debt. We used a portion of the proceeds from the sale to repay our bank debt and to acquire by tender all of our outstanding $225 million 10.75% senior subordinated notes due in April 2009, leaving us with only a $30.8 million non-recourse term loan on our shopping center and $3.7 million of debt at Fairchild Aerostructures. On February 3, 2003, we paid off the $30.8 million non-recourse term loan. We plan to use the remaining proceeds from the sale to fund acquisition opportunities.

     In the three and six months ended December 29, 2002, we recorded a $43.7 million gain on the disposal of discontinued operations, net of $10.4 million of taxes, as a result of the sale of the fastener business. The results of the fastener business are recorded as earnings (loss) on discontinued operations, the components of which are as follows:


                                                                 Three Months Ended                   Six Months Ended
                                                          ---------------------------------   ----------------------------------
                                                            12/29/02 (a)       12/30/01          12/29/02 (a)      12/30/01
                                                          ---------------   ---------------   ----------------  ----------------
 Net sales                                                      $ 85,808         $ 139,795          $ 205,239         $ 282,958
 Cost of goods sold                                               62,157           104,740            153,477           210,952
                                                          ---------------   ---------------   ----------------  ----------------
 Gross margin                                                     23,651            35,055             51,762            72,006

 Selling, general & administrative expense                        23,955            22,019             43,276            43,884
 Other (income) expense, net                                       1,430               301                801             (416)
                                                          ---------------   ---------------   ----------------  ----------------
 Operating income (loss)                                         (1,734)            12,735              7,685            28,538
 Net interest expense                                                124               311                374               665
                                                          ---------------   ---------------   ----------------  ----------------
 Earnings (loss) from operations before taxes                    (1,858)            12,424              7,311            27,873
 Income tax benefit (provision)                                  (1,712)           (2,983)              3,526           (6,681)
                                                          ---------------   ---------------   ----------------  ----------------
 Net earnings (loss) from discontinued operations             $  (3,570)         $   9,441          $  10,837         $  21,192
                                                          ---------------   ---------------   ----------------  ----------------

(a) - The results presented for the three and six months ended December 29, 2002, reflect the activity of the fastener business through its sale on December 3, 2002.

     The net assets of the fastener business were classified as discontinued operations at June 30, 2002, and were as follows:

                                                                                                          6/30/02
                                                                                                       --------------
                  Short-term investments                                                                      $   87
                  Accounts receivable                                                                         97,918
                  Inventories                                                                                160,402
                  Prepaid and other current assets                                                            10,280
                  Property, plant and equipment, net of $178,252 accumulated depreciation                    125,717
                  Goodwill                                                                                   257,111
                  Notes receivable                                                                               223
                  Other assets                                                                                   935
                  Accounts payable                                                                          (30,655)
                  Accrued liabilities                                                                       (37,569)
                  Retiree health care liabilities                                                           (14,640)
                  Noncurrent income taxes                                                                      (150)
                  Other long-term liabilities                                                                (4,220)
                                                                                                       --------------
                  Total net assets of discontinued operations                                               $565,439
                                                                                                       --------------

3.       CASH EQUIVALENTS AND INVESTMENTS

     Cash equivalents and investments at December 29, 2002 consist primarily of investments in United States government securities, which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other short-term investments and long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:

                                                         December 29, 2002                    June 30, 2002
                                                   -------------------------------    -------------------------------
                                                              Aggregate                          Aggregate
                                                   -------------------------------    -------------------------------
                                                        Fair            Cost               Fair            Cost
                                                        Value          Basis               Value          Basis
                                                   -------------------------------    -------------------------------
 Cash and cash equivalents:
      U.S. government securities                        $ 129,075       $ 129,075             $    -          $    -
      Money market and other cash funds                     4,765           4,765             14,811          14,811
                                                   -------------------------------    -------------------------------
 Total cash and cash equivalents                        $ 133,840       $ 133,840           $ 14,811        $ 14,811
                                                   -------------------------------    -------------------------------

 Short-term investments:
      U.S. government securities - restricted            $  7,605        $  7,605             $    -          $    -
      Money market funds - restricted                         498             498                472             472
      Trading securities - equity                             319             582                356             574
      Available-for-sale equity securities                     69             200                 83             200
      Other investments                                        55              55                 55              55
                                                   -------------------------------    -------------------------------
 Total short-term investments                            $  8,546        $  8,940            $   966        $  1,301
                                                   -------------------------------    -------------------------------

 Long-term investments:
      U.S. government securities - restricted            $ 42,124        $ 42,124             $    -          $    -
      Money market funds - restricted                         225             225                  -               -
      Available-for-sale equity securities                    713           3,329              1,074           3,329
      Other investments                                     4,286           4,286              4,286           4,286
                                                   -------------------------------    -------------------------------
 Total long-term investments                             $ 47,348        $ 49,964           $  5,360        $  7,615
                                                   -------------------------------    -------------------------------

     On December 29, 2002 and June 30, 2002, we had restricted investments of $50,452 and $472, respectively, all of which are maintained in U.S. government securities or money market funds as collateral for certain debt facilities, our interest rate contract and escrow arrangements.

4.       PENSIONS

     The sale of our fastener business on December 3, 2002 was considered a "significant event" under US generally accepted accounting principles. As such, we were required to re-measure our pension obligations at that date, in addition to measuring any gain or loss resulting from certain actions taken as a result of the sale of the fastener business.

     Several plan assumptions were changed during the remeasurement of our pension plan on December 3, 2002. The discount rate was decreased from 7.125% to 6.75% reflecting the drop in bond yields since June 30, 2002. The return on plan assets was reduced from 9.0% to 8.5% to reflect lower long-term expected return on plan assets. To recognize mortality improvements, the mortality assumption was changed from the 1983 Group Annuity Mortality table to the 1994 Group Annuity Mortality table. The assumed form of payment for our remaining employees was changed from life annuity to lump sum, to reflect actual experience.

     In connection with the sales agreement of the fastener business, we extended vesting of pension benefits to United States fastener employees who were not already vested. Generally accepted accounting principles in the United States require us to recognize immediately the costs for the enhanced termination benefits related to this curtailment event. The pre-tax expense of this one-time curtailment accounting loss was $8.3 million, which was included as a partial offset to the net gain on the disposal of discontinued operations.

     All United States fastener employees transferring to Alcoa are being treated by us as having been terminated from our employment, and as such, are eligible to request immediate distribution of pension benefits in the form of lump sums. We expect that almost all will do so. In accordance with generally accepted accounting principles, this caused us to record a one-time, pre-tax settlement accounting loss of $17.5 million, which was included as a partial offset to the net gain on disposal of discontinued operations.

     We have reviewed our pension plan's funded position to determine if it is necessary to reflect a pension liability and recognize a reduction in equity. This is required when a pension plan's unfunded accumulated benefit obligation exceeds the net liability being recognized for the pension plan. On December 3, 2002, the accumulated benefit obligation of the pension plan exceeded the fair value of the plan assets by $17.5 million. Under generally accepted accounting principles, this caused us to record an additional minimum pension liability of $50.5 million, and required the recognition of a $47.5 million non-cash reduction to our stockholders' equity. These amounts may change in the future as our assets change in value and also due to changes in the discount rate assumptions. Should, in the future, our pension plan's accumulated benefit obligations be less than the fair value of plan assets, the additional minimum pension liability and corresponding equity reduction will be reversed.

     During the quarter ended December 29, 2002, we contributed $7.4 million of cash to fund our pension plan in advance of required contributions. Based upon our actuary's current assumptions and projections, we do not expect additional cash contributions to the pension plan to be required until 2008.

5.       NOTES PAYABLE AND LONG-TERM DEBT

     In connection with the sale of the fastener business, we repaid our bank credit agreement in the United States and all of the outstanding $225 million senior subordinated notes. The remaining $9.9 million of deferred loan fees associated with the bank credit agreement and senior subordinated notes were expensed as interest expense for the three and six months ended December 29, 2002. At December 29, 2002 and June 30, 2002, notes payable and long-term debt consisted of the following:

                                                                                       12/29/02       6/30/02
                                                                                    -----------------------------
         Short-term notes payable                                                         $      -     $  18,975
                                                                                    -----------------------------
         Bank credit agreements                                                           $ 30,750     $ 240,200
         103/4% Senior subordinated notes due 2009                                                -       225,000
         Capital lease obligations                                                             111           607
         Other notes payable, collateralized by property, plant and equipment                3,677         7,015
                                                                                    -----------------------------
                                                                                            34,538       472,822
         Less: Current maturities of long-term debt                                       (31,570)      (34,904)
                                                                                    -----------------------------
         Net long-term debt                                                               $  2,968     $ 437,918
                                                                                    -----------------------------

     On March 23, 2000, we entered into a $30,750 term loan agreement with Morgan Guaranty Trust Company of New York. The loan is secured by all of the developed rental property of our shopping center located in Farmingdale, New York, including tenant leases and mortgage escrows. Borrowings under this agreement had a maturity date of April 1, 2003, and bear interest at the rate of LIBOR plus 3.1%. See Footnote 11, subsequent events.

6.       EQUITY SECURITIES

     We had 22,541,021 shares of Class A common stock and 2,621,502 shares of Class B common stock outstanding at December 29, 2002. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. During the six months ended December 29, 2002, we issued 1,000 shares of Class A common stock as a result of the exercise of stock options.

7.       EARNINGS PER SHARE

     The following table illustrates the computation of basic and diluted earnings per share:

                                                                         Three Months Ended                Six Months Ended
                                                                    -----------------------------    -----------------------------
                                                                      12/29/02       12/30/01          12/29/02       12/30/01
                                                                    -------------- --------------    -------------- --------------
         Basic earnings per share:
          Loss from continuing operations                              $ (42,342)     $  (8,534)        $ (64,039)     $ (23,884)
                                                                    -------------- --------------    -------------- --------------
          Weighted average common shares outstanding                       25,163         25,149            25,162         25,149
                                                                    -------------- --------------    -------------- --------------
          Basic loss from continuing operations per share               $  (1.68)      $  (0.34)         $  (2.55)      $  (0.95)
                                                                    -------------- --------------    -------------- --------------

         Diluted earnings per share:
          Loss from continuing operations                              $ (42,342)     $  (8,534)        $ (64,039)     $ (23,884)
                                                                    -------------- --------------    -------------- --------------
          Weighted average common shares outstanding                       25,163         25,149            25,162         25,149
          Options                                                    antidilutive   antidilutive      antidilutive   antidilutive
          Warrants                                                        N/A       antidilutive           N/A       antidilutive
                                                                    -------------- --------------    -------------- --------------
          Total shares outstanding                                         25,163         25,149            25,162         25,149
                                                                    -------------- --------------    -------------- --------------
          Diluted loss from continuing operations per share             $  (1.68)      $  (0.34)         $  (2.55)      $  (0.95)
                                                                    -------------- --------------    -------------- --------------

     Stock options entitled to purchase 1,990,521 and 1,952,543 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and six months ended December 29, 2002, respectively. Stock options entitled to purchase 1,985,377 and 2,092,616 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and six months ended December 30, 2001, respectively. Stock warrants entitled to purchase 400,000 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and six months ended December 30, 2001. The stock warrants expired during fiscal 2002. The stock options could be dilutive in future periods.

8.       CONTINGENCIES

     Environmental Matters

     Our operations are subject to stringent government imposed environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have not had a material effect on our financial condition, results of operations, or net cash flows, although we have expended, and can be expected to expend in the future, significant amounts for the investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters.

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

     As of December 29, 2002, the consolidated total of our recorded liabilities for environmental matters was approximately $10.7 million, which represented the estimated probable exposure for these matters. It is reasonably possible that our total exposure for these matters could be approximately $14.1 million.

     Other Matters

     On January 21, 2003, we and one of our subsidiaries were served with a third-party complaint in an action brought in New York by a non-employee worker and his spouse alleging personal injury as a result of exposure to asbestos-containing products. The defendant, which is one of many defendants in the action, had purchased a pump business from us, and asserts the right to be indemnified by us under its purchase agreement. While the purchaser has notified us of, and claimed a right to indemnity from us against other asbestos-related claims against it, this is the only instance in which a suit has been instituted against us. We have not yet assessed any impact of the other claims.

     We are involved in various other claims and lawsuits incidental to our business. We, either on our own or through our insurance carriers, are contesting these matters. In the opinion of management, the ultimate resolution of litigation against us, including that mentioned above, will not have a material adverse effect on our financial condition, future results of operations or net cash flows.

9.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for our fiscal year beginning on July 1, 2002. Accordingly, we have accounted for the sale of the fastener business as a discontinued operation as of the date of the sale on December 3, 2002.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". SFAS No. 145 eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of tax, in an entity's statement of earnings. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both "unusual in nature" and "infrequent in occurrence" as prescribed under Accounting Principles Bulletin No. 30, "Reporting the Result of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for our fiscal year beginning on July 1, 2002. As a result of the sale of our fastener business, $9.9 million in deferred loan fees associated with the debt we repaid were written-off during the second quarter and are included in interest expense.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities initiated after December 31, 2002.

     On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Statement 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. We are currently accounting for stock options using the intrinsic value method of Opinion 25. Under the intrinsic value method, compensation expense is not recognized in the income statement, but the effects are disclosed. Previous to Statement 148, the disclosure was required only on annual financial statements. Beginning with our FY03 third quarter 10-Q, the disclosures will also be required quarterly.

10.       BUSINESS SEGMENT INFORMATION

     We currently report in three principal business segments: aerospace distribution, aerospace manufacturing and real estate operations. The following table provides the historical results of our operations for the three and six months ended December 29, 2002 and December 30, 2001, respectively.

                                                            Three Months Ended                  Six Months Ended
                                                      -------------------------------    --------------------------------
                                                         12/29/02        12/30/01           12/29/02        12/30/01
                                                      -------------------------------    --------------------------------
          Revenues
          Aerospace Distribution Segment                    $  16,198      $  14,069           $  31,175       $  32,052
          Aerospace Manufacturing Segment                       3,397          3,971               6,216           7,898
          Real Estate Operations Segment                        2,099          1,784               3,987           3,637
                                                      -------------------------------    --------------------------------
          Total                                             $  21,694      $  19,824           $  41,378       $  43,587
                                                      -------------------------------    --------------------------------

          Operating Income (Loss)
          Aerospace Distribution Segment                      $   503        $   391           $   1,151        $    845
          Aerospace Manufacturing Segment                     (2,317)          (887)             (2,940)         (1,824)
          Real Estate Operations Segment                          710            171               1,306             730
          Corporate and Other                                (31,150)        (3,934)            (35,865)         (9,064)
                                                      -------------------------------    --------------------------------
          Total                                            $ (32,254)     $  (4,259)          $ (36,348)      $  (9,313)
                                                      -------------------------------    --------------------------------

          Earnings (Loss) From Continuing
          Operations Before Taxes
          Aerospace Distribution Segment                      $   468        $   373           $   1,094          $  804
          Aerospace Manufacturing Segment                     (2,394)          (637)             (3,093)         (1,694)
          Real Estate Operations Segment                        (110)          (371)                (28)           (480)
          Corporate and Other                                (41,668)       (11,432)            (63,346)        (33,460)
                                                      -------------------------------    --------------------------------
          Total                                            $ (43,704)     $ (12,067)          $ (65,373)      $ (34,830)
                                                      -------------------------------    --------------------------------

          Assets                                         12/29/02        6/30/02
                                                      -------------------------------
          Aerospace Distribution Segment                    $  48,352      $  49,358
          Aerospace Manufacturing Segment                      10,371        671,909
          Real Estate Operations Segment                      123,870        120,320
          Corporate and Other                                 282,025        129,430
                                                      -------------------------------
          Total                                             $ 464,618      $ 971,017
                                                      -------------------------------

11.      SUBSEQUENT EVENTS

 On February 3, 2003, we paid off the $30,750 non-recourse term loan agreement of our shopping center with a portion of the proceeds from the sale of the fastener business. We intend to refinance the shopping center to provide additional funds for future acquisitions.

     In February 2003, we adopted a formal plan for the discontinuance of APS. APS is a small operation in our aerospace manufacturing segment which reported revenues of $1.3 million during the six months ended December 29, 2002. The company expects to either sell or shut down APS by December 2003. Accordingly, the results of APS will be reported as a discontinued operation in our next quarterly report on Form 10-Q.

     In February 2003, we received a request to pay Alcoa $10.2 million as the post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital at March 31, 2002. We are presently reviewing the validity of this request.

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

GENERAL

     We are engaged in the aerospace distribution business which stocks and distributes a wide variety of aircraft parts to commercial airlines and aerospace companies providing aircraft parts and devices to customers worldwide. We also own and operate a shopping center located in Farmingdale, New York.

     Our business consists of three segments: aerospace distribution, aerospace manufacturing and real estate operations. Our aerospace distribution segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies. The aerospace manufacturing segment primarily manufactures airframe components. Our real estate operations segment owns and leases a shopping center located in Farmingdale, New York, and owns and rents two improved parcels located in Southern California.

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

RESULTS OF OPERATIONS

Business Transactions

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc for approximately $657 million in cash and the assumption of certain liabilities. The cash received from Alcoa is subject to a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital as of March 31, 2002. We may also receive additional cash proceeds up to $12.5 million per year over the four-year period from 2003 to 2006, if the number of commercial aircraft delivered by Boeing and Airbus exceeds specified annual levels.

     In connection with the sale, we have deposited with an escrow agent $25 million to secure indemnification obligations we may have to Alcoa. The escrow period is five years, but funds may be held longer if claims are asserted and unresolved. In addition, for a period of five years after the closing, we are required to maintain our corporate existence, take no action to cause our own liquidation or dissolution, and take no action to declare or pay any dividends on our common stock.

     The sale of the fastener business has reduced our dependence upon the aerospace industry. Additionally, the sale has allowed us to eliminate essentially our debt. We used a portion of the proceeds from the sale to repay our bank debt and to acquire by tender all of our outstanding $225 million 10.75% senior subordinated notes due in April 2009, leaving us with only a $30.8 million non-recourse term loan on our shopping center and $3.7 million of debt at Fairchild Aerostructures. On February 3, 2003, we paid off the $30.8 million non-recourse term loan. We plan to use the remaining proceeds from the sale to fund acquisition opportunities.

     In the three and six months ended December 29, 2002, we recorded a $43.7 million gain on the disposal of discontinued operations, net of $10.4 million of taxes, as a result of the sale of the fastener business. The results of the fastener business are recorded as earnings (loss) on discontinued operations, the components of which are as follows:


(In thousands)                                                   Three Months Ended                   Six Months Ended
                                                          ---------------------------------   ----------------------------------
                                                            12/29/02 (a)       12/30/01          12/29/02 (a)      12/30/01
                                                          ---------------   ---------------   ----------------  ----------------
 Earnings from fastener operations before taxes                  (1,858)            12,424              7,311            27,873
 Income tax benefit (provision)                                  (1,712)           (2,983)              3,526           (6,681)
                                                          ---------------   ---------------   ----------------  ----------------
 Net earnings (loss) from discontinued operations             $  (3,570)         $   9,441          $  10,837         $  21,192
                                                          ---------------   ---------------   ----------------  ----------------

(a) The results presented for the three and six months ended December 29, 2002, reflect the activity of the fastener business through its sale on December 3, 2002.

Consolidated Results

     We currently report in three principal business segments: aerospace distribution, aerospace manufacturing, and real estate operations. The following table provides the historical sales and operating income of our segments for the three and six months ended December 29, 2002 and December 30, 2001, respectively.

         (In thousands)                                     Three Months Ended                  Six Months Ended
                                                      -------------------------------    --------------------------------
                                                         12/29/02        12/30/01           12/29/02        12/30/01
                                                      -------------------------------    --------------------------------
          Revenues
          Aerospace Distribution Segment                    $  16,198      $  14,069           $  31,175       $  32,052
          Aerospace Manufacturing Segment                       3,397          3,971               6,216           7,898
          Real Estate Operations Segment                        2,099          1,784               3,987           3,637
                                                      -------------------------------    --------------------------------
          Total                                             $  21,694      $  19,824           $  41,378       $  43,587
                                                      -------------------------------    --------------------------------

          Operating Income (Loss)
          Aerospace Distribution Segment                      $   503        $   391           $   1,151        $    845
          Aerospace Manufacturing Segment                     (2,317)          (887)             (2,940)         (1,824)
          Real Estate Operations Segment                          710            171               1,306             730
          Corporate and Other                                (31,150)        (3,934)            (35,865)         (9,064)
                                                      -------------------------------    --------------------------------
          Total                                            $ (32,254)     $  (4,259)          $ (36,348)      $  (9,313)
                                                      -------------------------------    --------------------------------

     On December 3, 2002, we completed the sale of our fasteners business to Alcoa for $657 million. As a result of this transaction, we recognized a $43.7 million, net gain on the disposal of discontinued operations in the period ended December 29, 2002. The results of the fasteners business, during the time we owned it, have been reclassified to earnings (loss) from discontinued operations. Selling, general and administrative expense for the three and six months ended December 29, 2002, includes $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. The top four executives have relinquished their right to any other future change of control payments. The proceeds received from the sale have significantly reduced our debt. Accordingly, we are currently seeking acquisition opportunities, which may be outside of the aerospace industry. Because of these events, the discussion below can not be relied upon as a trend of our future results.

     Revenues of $21.7 million in the second quarter of fiscal 2003 increased by $1.9 million, or 9.4%, compared to revenues of $19.8 million in the second quarter of fiscal 2002. Revenues of $41.4 million in the first six months of fiscal 2003 decreased by $2.2 million, or 5.1%, compared to revenues of $43.6 million in the first six months of fiscal 2002. Revenues in the first six months of fiscal 2003 were adversely affected by the overall conditions in the aerospace industry, resulting primarily from the events of September 11, 2001 and the weakness in the overall economy.

     Gross margin as a percentage of sales in our aerospace distribution segment was 25.3% and 24.7% in the first six months of fiscal 2003 and fiscal 2002, respectively, and 24.2% and 27.0% in the second quarter of fiscal 2003 and fiscal 2002, respectively. The change in gross margin at our aerospace distribution segment reflected product mix and highly competitive pricing pressures. Products at our two remaining aerospace manufacturing locations were sold below cost, and reflected revenues below their break even point.

     Selling, general and administrative expense for the three and six months ended December 29, 2002, includes $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. The top four executives have relinquished their right to any other future change of control payments. Excluding these, selling, general & administrative expense as a percentage of revenues was 48.1% and 50.7% in the first six months of fiscal 2003 and 2002, respectively, and 51.7% and 61.7% in the second quarter of fiscal 2003 and 2002, respectively.

     Other income decreased $3.9 million and $4.3 million in the second quarter and first six months of fiscal 2003, compared to the same periods of fiscal 2002, due primarily to income recognized in the second quarter of fiscal 2002 from the disposition of future royalty revenues to an unaffiliated third party in exchange for $4.7 million of promissory notes.

     Operating loss for the three months and six months ended December 29, 2002, includes the $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. The top four executives have relinquished their right to any other future change of control payments. With the sale of the fasteners business, we have become a much smaller company and are currently seeking acquisition opportunities. Costs at all locations are strictly being monitored, and reduced wherever possible. In January 2003, we announced a staff reduction of 24% at our corporate headquarters.

     Net interest expense was $22.8 million and $22.3 million for the six months ended December 29, 2002 and December 30, 2001, respectively. The results for the second quarter and first six months of fiscal 2003 included an expense of $9.9 million to write-off deferred loan fees due to the repayment of all our outstanding senior subordinated notes and our term loan and revolving credit facilities, offset partially by $6.9 million of interest income recognized from the acceleration of principal on the repayment of notes due to us from an unaffiliated third party. As a result of the sale of the fastener business, our debt has been reduced by $457.3 million since June 30, 2002 to $34.5 million at December 29, 2002. On February 1, 2003 an additional $30.8 million of debt was repaid. As a result of our debt reduction, cash interest expense is expected to be significantly lower in the future.

     We recognized investment income of $0.5 million in the six months ended December 29, 2002 due to realized gains on investments sold. The results of the six months ended December 30, 2001, respectively, reflect $0.3 million of losses realized on investments sold.

     We recognized an expense of $6.7 million and $2.9 million in the first six months of 2003 and 2002, respectively, from the fair market value adjustment of a ten-year $100 million interest rate contract. Declining interest rates have caused the change in fair market value of the contract.

     An income tax benefit of $1.4 million and $10.9 million in the first six months of fiscal 2003 and fiscal 2002, respectively, was lower than the statutory rate, due primarily to the loss from continuing operations recognized during these periods not available to be utilized immediately and increasing our net operating loss carryforward.

     Earnings (loss) from discontinued operations includes the results of the fasteners business prior to its sale. The current period reductions in earnings reflect owning the fastener business for only five months in 2003 as compared to the full six months in 2002.

     Other comprehensive income includes foreign currency translation adjustments, unrecognized actuarial loss on pensions, and unrealized periodic holding changes in the fair market value of available-for-sale investment securities. For the six months ended December 29, 2002, other comprehensive income included a decrease of $47.5 million due to the recognition of the additional minimum pension liability, offset partially by an increase of $18.8 million foreign currency translation adjustments which were realized as part of the sale of the fasteners business. For the six months ended December 30, 2001, the foreign currency translation adjustment resulted in a $9.4 million increase to other comprehensive income, and was offset partially by a $0.4 million decrease in the fair market value of unrealized holding gains on investment securities.

Segment Results

Aerospace Distribution Segment

      Our aerospace distribution business is an international supplier to the airlines, corporate aviation, and the military. The business operates from five locations in the United States and specializes in the distribution of avionics, airframe accessories, and other components. Products include, navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. The company also overhauls and repairs, landing gear, pressurization components, instruments, and avionics. Customers include commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace distribution segment increased by $2.1 million, or 15.1%, in the second quarter of fiscal 2003, compared to the second quarter of fiscal 2002. Sales in the six months ended December 29, 2002 and December 30, 2001, were adversely affected by the overall conditions in the aerospace industry, resulting primarily from the events of September 11, 2001, and the general weakness in the overall economy.

     Operating income increased by $0.1 million in the second quarter and $0.3 million in the first six months of fiscal 2003, as compared to the same period in fiscal 2002. The results for the six months ended December 29, 2002, reflect a slight increase in gross margin as a percentage of sales.

Aerospace Manufacturing Segment

     Sales in our aerospace manufacturing segment decreased by $0.6 million in the second quarter, and by $1.7 million in the first six months of fiscal 2003, as compared to the same periods of fiscal 2002. The change reflected a reduction in shipments in the current period due to an overall lower level of demand in the aerospace industry resulting from the September 11, 2001 terrorist attacks.

     Operating income decreased by $1.4 million in the second quarter and $1.1 million in the first six months of fiscal 2003, as compared to the same periods of fiscal 2002. The change primarily reflects the decrease in sales as a result of the downturn in the aerospace industry.

     In February 2003, we adopted a formal plan for the discontinuance of APS. The company expects to either sell or shut down APS by December 2003. Accordingly, the results of APS will be reported as a discontinued operation in our next quarterly report on Form 10-Q.

Real Estate Operations Segment

     Our real estate operations segment owns and operates a 456,000 square foot shopping center located in Farmingdale, New York. We have two tenants that each occupy more than 10% of the rentable space of the shopping center. Rental revenue increased slightly in the three months ended December 29, 2002, due to a slight increase in the amount of space leased to tenants, as compared to the three months ended December 30, 2001. The weighted average occupancy rate of the shopping center was 83.1% and 77.1% in the first six months of 2003 and 2002, respectively. The average effective annual rental rate per square foot was $19.71 and $19.20 during the first six months of 2003 and 2002, respectively. As of December 29, 2002, approximately 91% of the shopping center was leased. During the second quarter of fiscal 2002, our real estate segment purchased, for $5.3 million, a 208,000 square foot manufacturing facility located in Fullerton, California. The Fullerton property is fully leased through October 2007, and is expected to generate revenues and operating income in excess of $0.5 million per year. Our real estate segment also owns and leases a 102,000 square foot building in Chatsworth, California. The Chatsworth property is leased through July 2008, and is expected to generate revenues and operating income approximating $0.5 million per year.

     Rental revenue increased by 17.7% in the second quarter and 9.6% in the first six months of fiscal 2003, as compared to the same periods of fiscal 2002. The increase reflects tenants occupying an additional 66,000 square feet of the shopping center during the current periods. We anticipate that rental income will increase during the remainder of fiscal 2003, as a result of the lease for the Fullerton property.

     Operating income increased by $0.5 million in the second quarter and $0.6 million in the first six months of fiscal 2003, as compared to the same periods of fiscal 2002. The improvement in the first six months of fiscal 2003 reflects an increase in the weighted-average portion of the shopping center occupied during fiscal 2003, and the write-off of $0.2 million of tenant improvements in the first six months of fiscal 2002.

Corporate

     The operating results at corporate for the first six months of fiscal 2002 includes $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. The top four executives have relinquished their right to any other future change of control payments. Other income at corporate decreased by $4.1 million as a result of income recognized in the second quarter of fiscal 2002 from the disposition of future royalty revenues to an unaffiliated third party in exchange for $4.7 million of promissory notes. In January 2003, we reduced our corporate staff by approximately 24%. Severance expense associated with the reduction will be recognized in our third quarter ending March 31, 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total capitalization as of December 29, 2002 and June 30, 2002 amounted to $222.9 million and $719.8 million, respectively. The change in capitalization included a $457.3 million decrease in debt reflecting the repayment of debt with the proceeds received from the sale of the fasteners business, and a decrease in equity of $39.7 million. The change in equity was due primarily to our reported net loss and changes in other comprehensive income, which included a decrease of $47.5 million, due to the recognition of the additional minimum pension liability, offset partially by an increase of $18.8 million foreign currency translation adjustments which were realized as part of the sale of the fasteners business.

     Net cash used for operating activities for the six months ended December 29, 2002, was $38.7 million. The working capital uses of cash in the first six months of fiscal 2002 included $7.4 million that was contributed to fund our pension plan, $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. The primary source of cash from operating activities in the first six months of fiscal 2002 included $9.7 million of earnings after deducting non-cash expenses of $144.6 million for the cumulative effect of change in accounting for goodwill, $2.5 million for depreciation, $2.9 million from the reduction in the fair market value of an interest rate contract, and $1.0 million from the amortization of deferred loan fees.

     Net cash provided by investing activities was $614.9 million for the six months ended December 29, 2002. In the first six months of fiscal 2003, the primary source of cash was $657.1 million of cash proceeds received from the sale of our fastener business, partially offset by $49.5 million of new investments and $7.2 million real estate investments, including the purchase of a manufacturing facility located in Fullerton, California. Net cash used for investing activities was $6.6 million for the six months ended December 30, 2001. In the first six months of fiscal 2002, the primary source of cash was $4.2 million provided from the dispositions of non-core real estate and net assets held for sale, offset by $6.9 million of capital expenditures at the fastener business and a $4.6 million increase in notes receivable.

     Net cash used by financing activities was $457.3 million for the six months ended December 29, 2002, which reflected the repayment of essentially all of our debt, except for a $30.8 million term loan on our shopping center and $3.7 million of debt at Fairchild Aerostructures. Net cash provided by financing activities was $1.9 million for the six months ended December 30, 2001, and included the net proceeds we received from the issuance of additional debt.

     Our principal cash requirements include acquisitions, debt service, capital expenditures, and the payment of other liabilities including postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, cash available from borrowings, and proceeds received from dispositions of assets will be adequate to satisfy our cash requirements during the next twelve months.

     The Pension Benefit Guaranty Corporation had contacted us to understand the impact of the sale of our aerospace fasteners business on our ability to fund our long-term pension obligations. The PBGC has expressed concern that our retirement plan will be underfunded by $86 million after the sale of our aerospace fasteners business. We have provided the PBGC with information which represented the underfunding to be $42 million, using the PBGC plan termination assumptions. During the quarter ended December 29, 2002, we contributed $7.4 million of cash to fund our pension plan. Based upon our actuary's assumptions and projections, we do not expect additional cash contributions to the pension plan to be required until 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for our fiscal year beginning on July 1, 2002. Accordingly, we have accounted for the sale of the fastener business as a discontinued operation as of the date of the sale on December 3, 2002.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". SFAS No. 145 eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of tax, in an entity's statement of earnings. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both "unusual in nature" and "infrequent in occurrence" as prescribed under Accounting Principles Bulletin No. 30, "Reporting the Result of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for our fiscal year beginning on July 1, 2002. As a result of the sale of our fastener business, $9.9 million in deferred loan fees associated with the debt we repaid were written-off during the second quarter and are included in interest expense.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities initiated after December 31, 2002.

     On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Statement 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. We are currently accounting for stock options using the intrinsic value method of Opinion 25. Under the intrinsic value method, compensation expense is not recognized in the income statement, but the effects are disclosed. Previous to Statement 148, the disclosure was required only on annual financial statements. Beginning with our FY03 third quarter 10-Q, the disclosures will also be required quarterly.

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

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in fair market value of interest rate derivatives, of $6.8 million and $2.9 million, in the six months ended December 29, 2002 and December 30, 2001, respectively, as a result of the fair market value adjustment for our interest rate swap agreement.

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

(In thousands)
Expected Fiscal Year Maturity Date                               2003                               2008
                                                  ----------------------------------------------------------------------
   Type of Interest Rate Contracts                        Interest Rate Cap                  Variable to Fixed
   Variable to Fixed                                           $30,750                            $100,000
   Fixed LIBOR rate                                              N/A                                6.24%
   LIBOR cap rate                                               8.125%                              N/A
   Average floor rate                                            N/A                                N/A
   Weighted average forward LIBOR rate                          1.69%                              3.36%
   Fair Market Value at December 29, 2002                         $0                             $(17,736)


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

Changes in Internal Controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended December 29, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The information required to be disclosed under this Item is set forth in Footnote 6 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report.

Item 2. Changes in Securities and Use of Proceeds.

     Pursuant to the sale of our fastener business to Alcoa, we have agreed that the Company may not declare dividends on its common stock for a period of five years (ending December 2007).

Item 4.  Submission of matters to a Vote of Security Holders

     A special meeting of our Stockholders was held on November 21, 2002. Five matters of business were voted upon:

o Proposal 1 - to approve the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash, which sale, for purposes of Delaware corporate law, would be deemed to constitute a sale of substantially all of our assets;
o Proposal 2 - to approve the material terms of the fiscal 2003 performance goal for incentive compensation for the President;
o Proposal 3 - to approve the material terms of the fiscal 2003 performance goal for incentive compensation for the Chief Executive Officer.
o Proposal 4 - to approve the material terms of the fiscal 2003 performance goal for incentive compensation for the Chief Financial Officer and Senior Vice President, Tax; and
o Proposal 5 - to approve the material terms of the fiscal 2003 performance goal for incentive compensation for the Executive Vice President;

     The follwing table provides the results of the stockholder voting on each proposal, expressed in number of votes:

                                                _Votes For            Votes Against              Abstain
                   Proposal 1                   41,190,854                  125,664               24,468
                   Proposal 2                   37,240,739                4,059,631               40,616
                   Proposal 3                   37,234,382                4,067,341               39,263
                   Proposal 4                   37,241,563                4,060,159               39,264
                   Proposal 5                   37,242,168                4,060,291               38,527


The Annual Meeting of our Stockholders was held on November 21, 2002. Three matters of business were voted upon:

o        Proposal 1 - to elect nine directors for the ensuing year;
o Proposal 2 - to approve the material terms of the fiscal 2003 performance goal for incentive compensation for the President;
o Proposal 3 - to approve the material terms of the fiscal 2003 performance goal for incentive compensation for the Chief Executive Officer.

     The following tables provides the results of the stockholder voting on each proposal, expressed in number of votes:

                  Directors:                                     _Votes For         Votes Withheld
                  -----------                                     ---------         --------------
                   Melville R. Barlow                            43,531,945              2,575,741
                   Mortimer M. Caplin                            43,727,309              2,380,377
                   Robert E. Edwards                             43,939,512              2,168,174
                   Steven L. Gerard                              43,734,956              2,372,730
                   Harold J. Harris                              43,538,569              2,569,117
                   Daniel Lebard                                 43,744,960              2,362,726
                   Herbert S. Richey                             43,532,859              2,574,827
                   Eric I. Steiner                               43,183,745              2,923,941
                   Jeffrey J. Steiner                            43,189,693              2,917,993

                                       _Votes For          Votes Against             Abstain             Non-Vote
                                        ---------          -------------             -------             --------
          Proposal 2                   36,594,636              3,785,914              45,460            5,681,676
          Proposal 3                   36,576,634              3,803,461              45,915            5,681,676

Item 5.  Other Information

     The Company has been informed by counsel to Mr. Jeffrey Steiner that such counsel received on January 6, 2003, a dossier containing charges by French authorities against thirty-seven defendants, including Mr. Steiner, in the Elf Bidermann case. Mr. Steiner's counsel has informed the Company that the charges against Mr. Steiner are that in 1989 and 1990 he allegedly facilitated and benefited from the misuse of funds at Elf Acquitaine, a French petroleum company, allegedly committed by a former official of Elf Acquitaine and/or Maurice Bidermann, against whom the Company had and had prevailed in litigation. A trial has tentatively been scheduled to begin on March 17, 2003. Mr. Steiner has informed the Company that these charges are without merit, and that he will vigorously defend himself against them. The Company had previously disclosed that an investigation was pending, that the Company had provided a surety for Mr. Steiner and, since June 1996, has paid his legal expenses totaling approximately $5 million in connection with these charges, and will continue to do so, in accordance with Delaware law. Mr. Steiner has undertaken to repay us the surety and expenses paid by us on his behalf if it is ultimately determined that Mr. Steiner was not entitled to indemnification under Delaware law. Delaware law provides that Mr. Steiner would be entitled to indemnification if it is determined that he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and had no reasonable cause to believe his conduct was unlawful.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

        2.1 Acquisition Agreement dated as of July 16, 2002 among Alcoa Inc., The Fairchild Corporation, Fairchild Holding Corp. and Sheepdog, Inc., with Exhibit A (Conveyance, Assignment, Transfer and Bill of Sale), Exhibit B (Undertaking and Indemnity Agreement) and Exhibit C (Escrow Agreement) attached thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated July 16, 2002) (incorporated by reference to the Registrant's Report on Form 8-K dated December 3,
        2002).

        2.2 Amendment No. 1 to the Acquisition Agreement, dated as of December 3, 2002, to the Acquisition Agreement, dated as of July 16, 2002, among Alcoa Inc., The Fairchild Corporation, Fairchild Holding Corp. and Sheepdog, Inc. (incorporated by reference to the Registrant's Report on Form 8-K dated December 3, 2002).

        * 10.1 Amendment to Employment Agreements between the Company and Jeffrey Steiner, dated January 22, 2003 (for the purpose of amending change of control payments).

        * 10.2 Amendment to Employment Agreement between the Company and Eric Steiner, dated January 22, 2003 (for the purpose of amending change of control payments).

        * 10.3 Amendment to Incentive Contract between the Company and Donald Miller, dated January 22, 2003 (for the purpose of amending change of control payments).

        * 10.4 Amendment to Incentive Contract between the Company and John Flynn, dated January 22, 2003 (for the purpose of amending change of control payments).

        * 12. Certifications required by Section 906 of the Sarbanes-Oxley Act.

        *  Filed herewith.

(b) Reports on Form 8-K:

        On December 16, 2002, we filed a Form 8-K to report the December 3, 2002 completion of a transaction between Fairchild and Alcoa Inc., pursuant to which Alcoa acquired Fairchild's fasteners business for approximately $657 million in cash and the assumption of certain liabilities.

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



                                            For THE FAIRCHILD CORPORATION
                                            (Registrant) and as its Chief
                                            Financial Officer:



                                     By:  /s/ JOHN L. FLYNN
                                          -----------------
                                              John L. Flynn
                                              Chief Financial Officer, Treasurer
                                              and Senior Vice President, Tax




Date:    February 7, 2003

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


Date: February 7, 2003                       /s/ JEFFREY J. STEINER
                                             ----------------------
                                                 Jeffrey J. Steiner
                                                 Chairman of the Board and
                                                 Chief Executive Officer

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



Date: February 7, 2003                    /s/ JOHN L. FLYNN
                                          -----------------
                                              John L. Flynn
                                              Chief Financial Officer, Treasurer
                                              and Senior Vice President, Tax