Form 10-Q
period 2003-03-30
FAIRCHILD CORP
filed 2003-05-12
CIK 9779

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


   For the Quarterly Period Ended March 30, 2003 Commission File Number 1-6560


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

                                    YES X NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
Title of Class                                  March 30, 2003
Class A Common Stock, $0.10 Par Value           22,560,489
Class B Common Stock, $0.10 Par Value            2,621,502

--------------------------------------------------------------------------------

        THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 30, 2003






                                                                           Page
PART I.FINANCIAL INFORMATION

    Item 1.  Independent Accountants' Review Report...............           3

             Condensed Consolidated Balance Sheets as of
             March 30, 2003 (Unaudited) and June 30, 2002.........           4

             Condensed Consolidated Statements of Earnings (Unaudited)
             for the Three and Nine Months Ended March 30, 2003 and
             March 31, 2002.......................................           6

             Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the Nine Months Ended March 30, 2003 and March 31, 2002     8

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)..........................................           9

    Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition...................           19

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk       27

    Item 4.  Controls and Procedures..............................           28


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings....................................           29

    Item 2.  Changes in Securities and Use of Proceeds............           29

    Item 5.  Other Information....................................           29

    Item 6.  Exhibits and Reports on Form 8-K.....................           29


     All references in this Quarterly Report on Form 10-Q to the terms "we," "our," "us," the "Company" and "Fairchild" refer to The Fairchild Corporation and its subsidiaries. All references to "fiscal" in connection with a year shall mean the 12 months ended June 30.

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                     Independent Accountants' Review Report


The Board of Directors
The Fairchild Corporation

We have reviewed the accompanying condensed consolidated balance sheet of The Fairchild Corporation and consolidated subsidiaries as of March 30, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended March 30, 2003 and March 31, 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended March 30, 2003 and March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of The Fairchild Corporation as of June 30, 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                  ........./s/ Ernst & Young LLP

May 9, 2003

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  March 30, 2003 (Unaudited) and June 30, 2002
                                 (In thousands)



                                     ASSETS

                                                                                              3/30/03          6/30/02
                                                                                         -----------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                                                        $  35,672        $  14,810
Short-term investments                                                                              42,103              966
Accounts receivable, less allowances of $4,642 and $2,577                                           13,266           12,232
Inventories:
   Finished goods                                                                                   22,110           20,382
   Work-in-process                                                                                     828            1,555
   Raw materials                                                                                     1,169            1,311
                                                                                         -----------------------------------
                                                                                                    24,107           23,248
Net current assets of discontinued operations                                                          817          286,769
Prepaid expenses and other current assets                                                            4,555            3,891
                                                                                         -----------------------------------
Total Current Assets                                                                               120,520          341,916
                                                                                         -----------------------------------

Property, plant and equipment, net of accumulated
  depreciation of $26,136 and $22,228                                                              125,406          119,757
Net noncurrent assets held for sale                                                                  8,611            9,928
Net noncurrent assets of discontinued operations                                                       125          384,145
Goodwill                                                                                            17,438           17,438
Investments and advances, affiliated companies                                                       3,150            3,261
Prepaid pension assets                                                                              59,684           64,693
Deferred loan costs                                                                                    125           10,925
Long-term investments                                                                               55,939            5,360
Notes receivable                                                                                     4,553           11,275
Deferred tax assets                                                                                      -           16,611
Other assets                                                                                         9,615            6,809
                                                                                         -----------------------------------
TOTAL ASSETS                                                                                     $ 405,166        $ 992,118
                                                                                         -----------------------------------








            The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  March 30, 2003 (Unaudited) and June 30, 2002
                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              3/30/03          6/30/02

                                                                                         -----------------------------------
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt                                        $   642        $  53,879
Accounts payable                                                                                     7,372            9,456
Accrued liabilities:
    Salaries, wages and commissions                                                                 15,009            4,625
    Employee benefit plan costs                                                                      2,159            2,025
    Insurance                                                                                       12,689           10,465
    Interest                                                                                           624            6,365
    Other accrued liabilities                                                                       19,008           21,294
    Current deferred income taxes                                                                        -              702
Current liabilities of discontinued operations                                                       1,033           69,059
                                                                                         -----------------------------------
Total Current Liabilities                                                                           58,536          177,870
                                                                                         -----------------------------------

LONG-TERM LIABILITIES:
Long-term debt, less current maturities                                                              2,894          437,917
Fair value of interest rate contract                                                                16,737           10,989
Other long-term liabilities                                                                         12,450           13,569
Pension liabilities                                                                                 50,514                -
Retiree health care liabilities                                                                     27,165           28,011
Noncurrent deferred income taxes                                                                     3,269                -
Noncurrent income taxes                                                                             53,629           53,791
Noncurrent liabilities of discontinued operations                                                        -           39,749
                                                                                         -----------------------------------
TOTAL LIABILITIES                                                                                  225,194          761,896
                                                                                         -----------------------------------

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
  30,374 (30,354 in June) shares issued and 22,560 (22,540 in June)
  shares outstanding; entitled to one vote per share                                                 3,037            3,035
Class B common stock, $0.10 par value; 20,000 shares authorized,
  2,622 shares issued and outstanding; entitled to ten votes per share                                 262              262
Paid-in capital                                                                                    232,735          232,797
Treasury stock, at cost, 7,814 shares of Class A common stock                                     (76,460)         (76,532)
Retained earnings                                                                                   73,396           94,153
Notes due from stockholders                                                                        (1,621)          (1,831)
Cumulative other comprehensive loss                                                               (51,377)         (21,662)
                                                                                         -----------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                         179,972          230,222
                                                                                         -----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 405,166        $ 992,118
                                                                                         -----------------------------------



            The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF
                             EARNINGS (Unaudited) For The Three (3) and Nine (9)
                             Months Ended March 30, 2003 and March 31, 2002
                      (In thousands, except per share data)


                                                                            Three Months Ended             Nine Months Ended
                                                                        ----------------------------  -----------------------------
REVENUE:                                                                  03/30/03      03/31/02         03/30/03      03/31/02
                                                                        ----------------------------  -----------------------------
   Net sales                                                                 $ 14,496      $ 19,640         $ 50,562      $ 58,653
   Rental revenue                                                               2,277         1,745            6,264         5,383
                                                                        ----------------------------  -----------------------------
                                                                               16,773        21,385           56,826        64,036
 COSTS AND EXPENSES:
   Cost of goods sold                                                          11,489        15,080           39,764        46,511
   Cost of rental revenue                                                       1,470         1,173            4,027         3,707
   Selling, general & administrative                                           10,248         8,869           53,810        30,567
   Other (income) expense, net                                                  (935)         (504)          (1,171)       (5,045)
                                                                        ----------------------------  -----------------------------
                                                                               22,272        24,618           96,430        75,740
 OPERATING LOSS                                                               (5,499)       (3,233)         (39,604)      (11,704)
 Interest expense                                                               2,982        12,354           34,106        37,014
 Interest income                                                                (785)       (1,043)          (9,153)       (3,371)
                                                                        ----------------------------  -----------------------------
 Net interest expense                                                           2,197        11,311           24,953        33,643
 Investment income (loss)                                                         118            30              600         (250)
 Increase (decrease) in fair market value of interest rate contract               999         1,924          (5,748)         (980)
                                                                        ----------------------------  -----------------------------
 Loss from continuing operations before taxes                                 (6,579)      (12,590)         (69,705)      (46,577)
 Income tax benefit (provision)                                                 (117)         5,411            1,299        16,008
 Equity in loss of affiliates, net                                              (178)         (132)            (259)          (99)
                                                                        ----------------------------  -----------------------------
 Loss from continuing operations                                              (6,874)       (7,311)         (68,665)      (30,668)
 Earnings (loss) from discontinued operations, net                              (763)         7,658            7,826        28,769
 Gain on disposal of discontinued operations, net                                  80             -           40,082             -
 Cumulative effect of change in accounting for goodwill                             -             -                -     (144,600)
                                                                        ----------------------------  -----------------------------
 NET EARNINGS (LOSS)                                                        $ (7,557)       $   347       $ (20,757)   $ (146,499)
                                                                        ----------------------------  -----------------------------

 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments  (a)                                  (215)       (5,344)           17,302         4,023
 Unrecognized actuarial loss on pensions                                            -             -         (47,516)             -
 Unrealized holding changes on derivatives                                        222            15               47            48
 Unrealized periodic holding changes on securities                                420         (408)              452         (829)
                                                                        ----------------------------  -----------------------------
 Other comprehensive income (loss)                                                427       (5,737)         (29,715)         3,242
                                                                        ----------------------------  -----------------------------
 COMPREHENSIVE LOSS                                                         $ (7,130)     $ (5,390)       $ (50,472)   $ (143,257)
                                                                        ----------------------------  -----------------------------

(a) - In the nine months ended March 30, 2003, foreign currency translation adjustments include the recognition of foreign currency losses as a result of the sale of the fastener business.






            The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF
                             EARNINGS (Unaudited) For The Three (3) and Nine (9)
                             Months Ended March 30, 2003 and March 31, 2002
                      (In thousands, except per share data)



                                                                            Three Months Ended             Nine Months Ended
                                                                        ----------------------------  -----------------------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:                              03/30/03      03/31/02         03/30/03      03/31/02
                                                                        ----------------------------  -----------------------------
Loss from continuing operations                                             $  (0.27)     $  (0.29)        $  (2.73)     $  (1.22)
Earnings (loss) from discontinued operations, net                              (0.03)          0.30             0.31          1.15
Gain on disposal of discontinued operations, net                                    -             -             1.59             -
Cumulative effect of change in accounting for goodwill                              -             -                -        (5.76)
                                                                        ----------------------------  -----------------------------
NET EARNINGS (LOSS)                                                         $  (0.30)      $   0.01        $  (0.83)     $  (5.83)
                                                                        ----------------------------  -----------------------------

 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments  (a)                              $  (0.01)     $  (0.21)         $   0.69      $   0.16
 Unrecognized actuarial loss on pensions                                            -             -           (1.89)             -
 Unrealized holding changes on derivatives                                       0.01             -                -             -
 Unrealized periodic holding changes on securities                               0.02        (0.02)             0.02        (0.03)
                                                                        ----------------------------  -----------------------------
 Other comprehensive income (loss)                                               0.02        (0.23)           (1.18)          0.13
                                                                        ----------------------------  -----------------------------
 COMPREHENSIVE LOSS                                                         $  (0.28)     $  (0.22)        $  (2.01)     $  (5.70)
                                                                        ----------------------------  -----------------------------

Weighted average shares outstanding:
  Basic                                                                        25,169        25,158           25,165        25,153
                                                                        ----------------------------  -----------------------------
  Diluted                                                                      25,169        25,158           25,165        25,153
                                                                        ----------------------------  -----------------------------

(a) - In the nine months ended March 30, 2003, foreign currency translation adjustments include the recognition of foreign currency losses as a result of the sale of the fastener business.



















            The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
         For The Nine (9) Months Ended March 30, 2003 and March 31, 2002
                                 (In thousands)


                                                                                         -----------------------------------
                                                                                              3/30/03          3/31/02
                                                                                         -----------------------------------
Cash flows from operating activities:
 Net loss                                                                                       $ (20,757)      $ (146,499)
 Depreciation and amortization                                                                       4,053            3,819
 Amortization of deferred loan fees                                                                 11,008            1,543
 Unrealized holding loss on interest rate contract                                                   5,748              980
 Gain on disposal of discontinued operations, net                                                 (40,082)                -
 Undistributed equity in loss of affiliates, net                                                       259               99
 Net (gain) loss on sale of property, plant, and equipment                                           (764)               38
 Paid-in kind interest income                                                                      (7,530)            (367)
 Cumulative effect of change in accounting for goodwill                                                  -          144,600
 Loss (gain) on sale of investments                                                                  (558)              599
 Change in trading securities                                                                     (41,238)            2,120
 Change in operating assets and liabilities                                                          5,956          (5,152)
 Non-cash charges and working capital changes of discontinued operations                          (20,386)           10,031
                                                                                         -----------------------------------
 Net cash provided by (used for) operating activities                                            (104,291)           11,811
 Cash flows from investing activities:
 Purchase of property, plant and equipment                                                         (7,791)          (1,264)
 Net proceeds received from the sale of property, plant, and equipment                                   -              296
 Net cash used for investment securities, net                                                     (49,226)            (600)
 Net proceeds received from the sale of discontinued operations                                    657,050                -
 Equity investment in affiliates                                                                     (336)            (414)
 Changes in net assets held for sale                                                                 2,012            4,023
 Changes in notes receivable                                                                        14,252          (4,950)
 Investing activities of discontinued operations                                                   (2,817)          (4,786)
                                                                                         -----------------------------------
 Net cash provided by (used for) investing activities                                              613,144          (7,695)
 Cash flows from financing activities:
 Proceeds from issuance of debt                                                                     71,385           94,286
 Debt repayments                                                                                 (559,645)         (99,668)
 Issuance of Class A common stock                                                                       13                -
 Loan repayments from stockholders                                                                     210                -
                                                                                         -----------------------------------
 Net cash used for financing activities                                                          (488,037)          (5,382)
 Effect of exchange rate changes on cash                                                                46              180
                                                                                         -----------------------------------
 Net change in cash and cash equivalents                                                            20,862          (1,086)
 Cash and cash equivalents, beginning of the year                                                   14,810           13,767
                                                                                         -----------------------------------
 Cash and cash equivalents, end of the period                                                     $ 35,672         $ 12,681
                                                                                         -----------------------------------



            The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

             THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                        (In thousands, except share data)

1. FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of March 30, 2003, and the condensed consolidated statements of earnings and cash flows for the periods ended March 30, 2003 and March 31, 2002 have been prepared by us, without audit. In the opinion of management, all adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 30, 2003, and for all periods presented, have been made. These adjustments include reclassification adjustments to reflect the sale of the fastener business and APS as discontinued operations. The balance sheet at June 30, 2002 was condensed from the audited financial statements as of that date.

     The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the Securities and Exchange Commission's instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2002 Annual Report on Form 10-K, as amended, and restated on Form 8-K. The results of operations for the period ended March 30, 2003 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

2. DISCONTINUED OPERATIONS

     Fastener Business

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. The cash received from Alcoa is subject to a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital as of March 31, 2002. We may also receive additional cash proceeds up to $12.5 million per year over the four-year period from 2003 to 2006, if the number of commercial aircraft delivered by Boeing and Airbus exceeds specified annual levels.

     In May 2003, we tentatively agreed upon the post-closing adjustment with Alcoa, based upon the net working capital of our fastener business on December 3, 2002, compared with its net working capital at March 31, 2002. As a result, we expect to receive $0.1 million from Alcoa.

     In connection with the sale, we have deposited with an escrow agent $25 million to secure indemnification obligations we may have to Alcoa. The escrow period is five years, but funds may be held longer if claims are asserted and unresolved. The escrow is classified as long-term investments on our balance sheet. In addition, for a period of five years after the closing, we are required to maintain our corporate existence, take no action to cause our own liquidation or dissolution, and take no action to declare or pay any dividends on our common stock.

     The sale of the fastener business has reduced our dependence upon the aerospace industry. Additionally, the sale has allowed us to eliminate substantially all of our debt. We used a portion of the proceeds from the sale to repay our bank debt and to acquire by tender all of our outstanding $225 million 10.75% senior subordinated notes due in April 2009, leaving us with only $3.5 million of debt outstanding on March 30, 2003. We plan to use the remaining proceeds from the sale to fund acquisitions.

     In the nine months ended March 30, 2003, we recorded a $40.1 million gain on the disposal of discontinued operations, net of $10.5 million of taxes, as a result of the sale of the fastener business.

     APS

     In February 2003, our Board of Directors adopted a formal plan for the sale of APS, a small operation in our aerospace manufacturing segment, which has been unprofitable. Based on our formal plan, APS is available for sale immediately, and we believe that it is probable that we can consummate a sale of APS by December 2003. Accordingly, the results of APS are being reported as a discontinued operation.

     The results of the fastener business and APS are recorded as earnings from discontinued operations, the components of which are as follows:

                                                                        Three Months Ended                  Nine Months Ended
                                                                  --------------------------------   -------------------------------
                                                                         03/30/03    03/31/02         03/30/03 (a)      03/31/02
                                                                  --------------------------------   -------------------------------
 Net sales                                                                $    95       $ 133,592          $ 206,659       $ 417,487
 Cost of goods sold                                                           314         100,515            156,567         312,816
                                                                  --------------------------------   -------------------------------
 Gross margin                                                               (219)          33,077             50,092         104,671
 Selling, general & administrative expense                                    524          23,237             44,193          67,537
 Other (income) expense, net                                                    -           (733)              1,201         (1,136)
                                                                  --------------------------------   -------------------------------
 Operating income (loss)                                                    (743)          10,573              4,698          38,270
 Net interest expense (income)                                                (5)             425                373           1,090
                                                                  --------------------------------   -------------------------------
 Earnings (loss) from discontinued operations before taxes                  (738)          10,148              4,325          37,180
 Income tax benefit (provision)                                              (25)         (2,490)              3,501         (8,411)
                                                                  --------------------------------   -------------------------------
 Net earnings (loss) from discontinued operations                       $   (763)       $   7,658          $   7,826       $  28,769
                                                                  --------------------------------   -------------------------------

(a) - The results presented for the nine months ended March 30, 2003, reflect the activity of the fastener business through its sale on December 3, 2002.

    The assets and liabilities of the fastener business sold to Alcoa and APS were reported as assets and liabilities of discontinued operations at March 30, 2003 and June 30, 2002, and were as follows:

                                                                                    March 30,         June 30,
                                                                                      2003              2002
                                                                                -----------------------------------
                   Current assets of discontinued operations:
                     Short-term investments                                                $    -           $   87
                     Accounts receivable                                                      592           98,977
                     Inventories                                                              225          164,297
                     Deferred taxes                                                             -           11,723
                     Prepaid expenses and other current assets                                  -           11,685
                                                                                -----------------------------------
                                                                                           $  817         $286,769
                                                                                -----------------------------------

                   Noncurrent assets of discontinued operations:
                     Property, plant and equipment                                         $   71        $ 304,044
                     Accumulated depreciation                                                (71)        (178,318)
                     Goodwill                                                                   -          257,111
                     Notes receivable                                                           -              223
                     Other assets                                                             125            1,085
                                                                                -----------------------------------
                                                                                           $  125        $ 384,145
                                                                                -----------------------------------
                   Current liabilities of discontinued operations:
                     Accounts payable                                                        (85)         (30,470)
                     Accrued liabilities                                                    (948)         (38,589)
                                                                                -----------------------------------

$(1,033) $(69,059)
                                                                                -----------------------------------

                   Noncurrent liabilities of discontinued operations:
                     Retiree health care liabilities                                       $    -         (14,640)
                     Noncurrent deferred income taxes                                           -         (20,888)
                     Other long-term liabilities                                                -          (4,221)
                                                                                -----------------------------------
                                                                                           $    -        $(39,749)
                                                                                -----------------------------------
                  Total net assets (liabilities) of discontinued operations               $  (91)        $ 562,106
                                                                                -----------------------------------

3. CASH EQUIVALENTS AND INVESTMENTS

     Cash equivalents and investments at March 30, 2003 consist primarily of investments in United States government securities and investment grade corporate bonds, which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other short-term investments and long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:


                                                           March 30, 2003                     June 30, 2002
                                                   -------------------------------    -------------------------------
                                                              Aggregate                          Aggregate
                                                   -------------------------------    -------------------------------
                                                        Fair            Cost               Fair            Cost
                                                        Value          Basis               Value          Basis
                                                   -------------------------------    -------------------------------
 Cash and cash equivalents:
      U.S. government securities                         $ 34,699        $ 34,699             $    -          $    -
      Money market and other cash funds                       973             973             14,810          14,810
                                                   -------------------------------    -------------------------------
 Total cash and cash equivalents                         $ 35,672        $ 35,672           $ 14,810        $ 14,810
                                                   -------------------------------    -------------------------------

 Short-term investments:
      U.S. government securities - restricted            $  7,605        $  7,605             $    -          $    -
      Money market funds - restricted                           6               6                472             472
      Trading securities - corporate bonds                 34,048          34,078                  -               -
      Trading securities - equity securities                  331             601                355             574
      Available-for-sale equity securities                     58             200                 84             200
      Other investments                                        55              55                 55              55
                                                   -------------------------------    -------------------------------
 Total short-term investments                            $ 42,103        $ 42,545            $   966        $  1,301
                                                   -------------------------------    -------------------------------

 Long-term investments:
      U.S. government securities - restricted            $ 21,015        $ 21,015             $    -          $    -
      Money market funds - restricted                         220             220                  -               -
      Corporate bonds - restricted                         22,812          23,095                  -               -
      Available-for-sale equity securities                  7,606          10,110              1,074           3,329
      Other investments                                     4,286           4,286              4,286           4,286
                                                   -------------------------------    -------------------------------
 Total long-term investments                             $ 55,939        $ 58,726           $  5,360        $  7,615
                                                   -------------------------------    -------------------------------

                                                   -------------------------------    -------------------------------
Total cash equivalents and investments                  $ 133,714       $ 136,943           $ 21,137        $ 23,727
                                                   -------------------------------    -------------------------------

     On March 30, 2003 and June 30, 2002, we had restricted investments of $51,658 and $472, respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract and escrow arrangements. The restricted funds are invested in money market funds, U.S. government securities, or grade AAA or higher corporate bonds.

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

     In connection with the agreement under which we sold our fastener business, we extended vesting of pension benefits to United States fastener employees who were not already vested. Generally accepted accounting principles in the United States require us to recognize immediately the costs for the enhanced termination benefits related to this curtailment event. The pre-tax expense of this one-time curtailment accounting loss was $8.3 million, which was included as a partial offset to the net gain on the disposal of discontinued operations.

     All United States fastener employees transferring to Alcoa are being treated by us as having been terminated from our employment, and as such, were eligible to request immediate distribution of pension benefits in the form of lump sums. Almost all have done so. In accordance with generally accepted accounting principles, this caused us to record a one-time, pre-tax settlement accounting loss of $17.5 million, which was included as a partial offset to the net gain on disposal of discontinued operations.

     We have reviewed our pension plan's funded position to determine if it is necessary to reflect a pension liability and recognize a reduction in equity. On December 3, 2002, the accumulated benefit obligation of the pension plan exceeded the fair value of the plan assets by $17.5 million. Under generally accepted accounting principles, this caused us to record an additional minimum pension liability of $50.5 million, and required the recognition of a $47.5 million non-cash reduction to our stockholders' equity. These amounts may change in the future as the pension plan assets change in value and assumptions change. Should, in the future, our pension plan's accumulated benefit obligations be less than the fair value of plan assets, the additional minimum pension liability and corresponding equity reduction will be reversed.

     During the nine months ended March 30, 2003, we contributed $7.4 million of cash to fund our pension plan in advance of required contributions. Based upon our actuary's current assumptions and projections, we do not expect additional cash contributions to the pension plan to be required until 2008.

5. NOTES PAYABLE AND LONG-TERM DEBT

     In connection with the sale of the fastener business, we repaid our bank credit agreement in the United States, all of the outstanding $225 million senior subordinated notes and our $30,750 term loan agreement. The remaining $9.9 million of deferred loan fees associated with the bank credit agreement and senior subordinated notes were expensed as interest expense during the nine months ended March 30, 2003. At March 30, 2003 and June 30, 2002, notes payable and long-term debt consisted of the following:

                                                                                       3/30/03        6/30/02
                                                                                    -----------------------------
         Short-term notes payable                                                            $   1      $ 18,974
                                                                                    -----------------------------
         Bank credit agreement                                                              $    -     $ 209,450
         103/4% Senior subordinated notes due 2009                                                -       225,000
         $30,750 term loan agreement                                                             -        30,750
         Capital lease obligations                                                             104           607
         Other notes payable, collateralized by property, plant and equipment                3,431         7,015
                                                                                    -----------------------------
                                                                                             3,535       472,822
         Less: current maturities of long-term debt                                          (641)      (34,905)
                                                                                    -----------------------------
         Net long-term debt                                                                $ 2,894     $ 437,917
                                                                                    -----------------------------
         Total debt                                                                        $ 3,536     $ 491,796
                                                                                    -----------------------------

6. EQUITY SECURITIES

     We had 22,560,489 shares of Class A common stock and 2,621,502 shares of Class B common stock outstanding at March 30, 2003. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. During the nine months ended March 30, 2003, we issued 4,586 shares of Class A common stock as a result of the exercise of stock options and issued 15,882 shares of Class A common stock as a result of the pay out of 15,882 deferred compensation units pursuant to our stock option deferral plan.

7. EARNINGS PER SHARE
The following table illustrates the computation of basic and diluted earnings per share:

                                                                         Three Months Ended               Nine Months Ended
                                                                    -----------------------------    -----------------------------
                                                                       3/30/03        3/31/02           3/30/03        3/31/02
                                                                    -------------- --------------    -------------- --------------
         Basic earnings per share:
          Loss from continuing operations                               $ (6,874)     $  (7,311)        $ (68,665)     $ (30,668)
                                                                    -------------- --------------    -------------- --------------
          Weighted average common shares outstanding                       25,169         25,158            25,165         25,153
                                                                    -------------- --------------    -------------- --------------
          Basic loss from continuing operations per share               $  (0.27)      $  (0.29)         $  (2.73)      $  (1.22)
                                                                    -------------- --------------    -------------- --------------

         Diluted earnings per share:
          Loss from continuing operations                               $ (6,874)     $  (7,311)        $ (68,665)     $ (30,668)
                                                                    -------------- --------------    -------------- --------------
          Weighted average common shares outstanding                       25,169         25,158            25,165         25,153
          Options                                                   antidilutive   antidilutive      antidilutive   antidilutive
          Warrants                                                       N/A       antidilutive           N/A       antidilutive
                                                                    -------------- --------------    -------------- --------------
          Total shares outstanding                                         25,169         25,158            25,165         25,153
                                                                    -------------- --------------    -------------- --------------
          Diluted loss from continuing operations per share             $  (0.27)      $  (0.29)         $  (2.73)      $  (1.22)
                                                                    -------------- --------------    -------------- --------------

     Stock options entitled to purchase 1,990,521 and 1,952,543 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and nine months ended March 30, 2003, respectively. Stock options entitled to purchase 1,985,377 and 2,092,616 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and nine months ended March 31, 2002, respectively. Stock warrants entitled to purchase 400,000 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and nine months ended March 31, 2002. The stock warrants expired during fiscal 2002. The stock options could be dilutive in future periods.

8. STOCK OPTIONS

     On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Statement 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. Previous to Statement 148, the disclosure was required only in annual financial statements. We adopted this standard for our quarter ended March 30, 2003.

      We are currently accounting for stock options using the intrinsic value method and are applying APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in the periods ended March 30, 2003 and March 31, 2002, but the effects are disclosed below. If stock options granted in the periods ended March 30, 2003 and March 31, 2002, were accounted for based on their fair value as determined under SFAS 123, the pro forma earnings would be as follows:

                                                                            Three Months Ended             Nine Months Ended
                                                                        ----------------------------  ----------------------------
                                                                          03/30/03      03/31/02        03/30/03      03/31/02
                                                                        ----------------------------  ----------------------------
Net earnings (loss), as reported                                            $ (7,557)       $   347      $ (20,757)   $ (146,499)
Stock-based employee compensation cost included
  in the determination of net earnings (loss), as reported                          -             -               -             -
Stock-based employee compensation cost that would
  have been included in the determination of  net earnings (loss),
  as reported, if the fair value method was applied to all awards               (137)         (221)           (410)         (662)
                                                                        ----------------------------  ----------------------------
Pro forma net earnings (loss)                                               $ (7,694)       $   126      $ (21,167)   $ (147,161)
                                                                        ----------------------------  ----------------------------
Basic and diluted earnings (loss) per share:
    As reported                                                             $  (0.30)       $  0.01       $  (0.83)     $  (5.83)
    Pro forma                                                               $  (0.31)       $  0.01       $  (0.84)     $  (5.85)

     The weighted average grant date fair value of options granted during the periods ended March 30, 2003 and March 31, 2002 was $3.07 and $1.62 respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following significant assumptions were made in estimating fair value:

For the three and nine months ended March                    2003                2002
                                                      ----------------------------------------
Risk-free interest rate                                   3.0% - 3.3%         3.6% - 4.7%
Expected life in years                                       4.95                4.75
Expected volatility                                           72%              53% - 65%
Expected dividends                                           None                None

9.       CONTINGENCIES

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

     As of March 30, 2003, the consolidated total of our recorded liabilities for environmental matters was approximately $10.0 million, which represented the estimated probable exposure for these matters. On March 30, 2003, $4.8 million of these liabilities were classified as other accrued liabilities and $5.2 million was classified as other long-term liabilities. It is reasonably possible that our total exposure for these matters could be approximately $13.4 million.

     The sales agreement with Alcoa includes an indemnification, subject to reserves of $8.4 million which were carried on the books of our fastener business. To date, Alcoa has contacted us concerning potential environmental claims which, while disputed, could consume approximately $6.0 million of the indemnification reserve. These environmental claims are not covered by the environmental accrual on our books as of March 30, 2003.

     Other Matters

     On January 21, 2003, we and one of our subsidiaries were served with a third-party complaint in an action brought in New York by a non-employee worker and his spouse alleging personal injury as a result of exposure to asbestos-containing products. The defendant, which is one of many defendants in the action, had purchased a pump business from us, and asserts the right to be indemnified by us under its purchase agreement. While the purchaser has notified us of, and claimed a right to indemnity from us against other asbestos-related claims against it, this is the only instance in which a suit has been instituted against us. We have not received enough information to assess the impact, if any, of the other claims.

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

10.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for our fiscal year beginning on July 1, 2002. Accordingly, we have accounted for the sale of the fastener business and APS as discontinued operations.

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

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities initiated after December 31, 2002. Included in selling, general and administrative expense for the three and nine months ended March 30, 2003, was $1.1 million of severance expense associated with the downsizing of our corporate staff. This plan was initiated prior to December 31, 2002.



11.

BUSINESS SEGMENT INFORMATION

     We currently report in three principal business segments: aerospace distribution, aerospace manufacturing and real estate operations. The following table provides the historical results of our operations for the three and nine months ended March 30, 2003 and March 31, 2002, respectively.

                                                            Three Months Ended                  Nine Months Ended
                                                      -------------------------------    --------------------------------
                                                          3/30/03        3/31/02             3/30/03         3/31/02
                                                      -------------------------------    --------------------------------
          Revenues
          Aerospace Distribution Segment                    $  12,231      $  16,272           $  43,406       $  48,324
          Aerospace Manufacturing Segment                       2,265          3,368               7,156          10,329
          Real Estate Operations Segment                        2,277          1,745               6,264           5,383
                                                      -------------------------------    --------------------------------
          Total                                             $  16,773      $  21,385           $  56,826       $  64,036
                                                      -------------------------------    --------------------------------

          Operating Income (Loss)
          Aerospace Distribution Segment                    $     214      $   1,202           $   1,365       $   2,048
          Aerospace Manufacturing Segment                       (712)          (417)             (1,408)         (1,401)
          Real Estate Operations Segment                          733            345               2,038           1,074
          Corporate and Other                                 (5,734)        (4,363)            (41,599)        (13,425)
                                                      -------------------------------    --------------------------------
          Total                                             $ (5,499)      $ (3,233)          $ (39,604)      $ (11,704)
                                                      -------------------------------    --------------------------------

          Earnings (Loss) From Continuing
          Operations Before Taxes
          Aerospace Distribution Segment                      $   193      $   1,188           $   1,286       $   1,993
          Aerospace Manufacturing Segment                       (779)          (537)             (1,624)         (1,390)
          Real Estate Operations Segment                          324          (150)                 296           (630)
          Corporate and Other                                 (6,317)       (13,091)            (69,663)        (46,550)
                                                      -------------------------------    --------------------------------
          Total                                            $  (6,579)     $ (12,590)          $ (69,705)      $ (46,577)
                                                      -------------------------------    --------------------------------

          Assets                                          3/30/03        6/30/02
                                                      -------------------------------
          Aerospace Distribution Segment                    $  48,530      $  49,358
          Aerospace Manufacturing Segment                      10,623        677,164
          Real Estate Operations Segment                      120,048        120,320
          Corporate and Other                                 225,965        145,276
                                                      -------------------------------
          Total                                             $ 405,166      $ 992,118
                                                      -------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. Banner Aerospace, Inc. is a 100% owned subsidiary. Fairchild Holding Corp. is our indirect 100% owned subsidiary. Fairchild Holding Corp. is the owner of Fairchild Aerostructures, Inc., and the indirect owner of 100% of Warthog Inc. Our principal operations are conducted through Banner Aerospace, Fairchild Aerostructures, and Warthog. Our financial statements present the results of our former fastener business, and APS, a small subsidiary being sold, as discontinued operations.

     The following discussion and analysis provide information which management believes is relevant to the assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

GENERAL

     Our business consists of three segments: aerospace distribution, aerospace manufacturing and real estate operations. Our aerospace distribution segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies worldwide. Our aerospace manufacturing segment primarily manufactures airframe components. Our real estate operations segment owns and leases a shopping center located in Farmingdale, New York, and owns and rents two improved parcels located in Southern California.

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. The cash received from Alcoa is subject to a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital as of March 31, 2002. We may also receive additional cash proceeds up to $12.5 million per year over the four-year period from 2003 to 2006, if the number of commercial aircraft delivered by Boeing and Airbus exceeds specified annual levels.

We are continuing to investigate how best to redeploy our cash in opportunities which will enable it to build a strong industrial company for the long term.

CAUTIONARY STATEMENT

     Certain statements in this financial discussion and analysis by management contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates, that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: our ability to find, acquire and successfully operate one or more new businesses; product demand; our dependence on the aerospace industry; customer satisfaction and quality issues; labor disputes; competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; military conflicts; reduced airline revenues as a result of the September 11, 2001 terrorist attacks on the United States, and their aftermath; the affect on the aerospace industry due to SARS; and the impact of any economic downturns and inflation.

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

RESULTS OF OPERATIONS

   Business Transactions

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. The cash received from Alcoa is subject to a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital as of March 31, 2002. We may also receive additional cash proceeds up to $12.5 million per year over the four-year period from 2003 to 2006, if the number of commercial aircraft delivered by Boeing and Airbus exceeds specified annual levels.

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

     The sale of the fastener business has reduced our dependence upon the aerospace industry. Additionally, the sale has allowed us to eliminate substantially all of our debt. We used a portion of the proceeds from the sale to repay our bank debt and to acquire by tender all of our outstanding $225 million 10.75% senior subordinated notes due in April 2009, leaving us with only $3.5 million of debt outstanding on March 30, 2003. We plan to use the remaining proceeds from the sale to fund acquisitions.

   Recent Developments

     In February 2003, our Board of Directors adopted a formal plan for the sale of APS, a small operation in our aerospace manufacturing segment, which has been unprofitable. Based on our formal plan, APS is available for sale immediately, and we believe that it is probable that we can consummate a sale of APS by December 2003. Accordingly, the results of APS are being reported as a discontinued operation.

     The results of the fastener business and APS are recorded as earnings from discontinued operations, the components of which are as follows:

(In thousands)                                                          Three Months Ended                  Nine Months Ended
                                                                  --------------------------------   -------------------------------
                                                                         03/30/03    03/31/02         03/30/03 (a)      03/31/02
                                                                  --------------------------------   -------------------------------
 Earnings (loss) from discontinued operations before taxes                  (738)          10,148              4,325          37,180
 Income tax benefit (provision)                                              (25)         (2,490)              3,501         (8,411)
                                                                  --------------------------------   -------------------------------
 Net earnings from discontinued operations                              $   (763)       $   7,658          $   7,826       $  28,769
                                                                  --------------------------------   -------------------------------

(a) - The results presented for the nine months ended March 30, 2003, reflect the activity of the fastener business through its sale on December 3, 2002.

Consolidated Results

     On December 3, 2002, we completed the sale of our fasteners business to Alcoa for $657 million. As a result of this transaction, we recognized a $40.1 million net gain on the disposal of discontinued operations in the nine months ended March 30, 2003. The results of the fasteners business, during the time we owned it, have been reclassified to earnings (loss) from discontinued operations. Selling, general and administrative expense for the nine months ended March 30, 2003, includes $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. The top four executives have relinquished their right to any other future change of control payments. The proceeds received from the sale have significantly reduced our debt. Accordingly, we are currently seeking acquisition opportunities. Because of these events, the discussion below can not be relied upon as a trend of our future results.

     We currently report in three principal business segments: aerospace distribution, aerospace manufacturing, and real estate operations. The following table provides the historical sales and operating income of our segments for the three and nine months ended March 30, 2003 and March 31, 2002, respectively.

         (In thousands)                                     Three Months Ended                  Nine Months Ended
                                                      -------------------------------    --------------------------------
                                                          3/30/03        3/31/02             3/30/03         3/31/02
                                                      -------------------------------    --------------------------------
          Revenues
          Aerospace Distribution Segment                    $  12,231      $  16,272           $  43,406       $  48,324
          Aerospace Manufacturing Segment                       2,265          3,368               7,156          10,329
          Real Estate Operations Segment                        2,277          1,745               6,264           5,383
                                                      -------------------------------    --------------------------------
          Total                                             $  16,773      $  21,385           $  56,826       $  64,036
                                                      -------------------------------    --------------------------------

          Operating Income (Loss)
          Aerospace Distribution Segment                      $   214       $  1,202            $  1,365        $  2,048
          Aerospace Manufacturing Segment                       (712)          (417)             (1,408)         (1,401)
          Real Estate Operations Segment                          733            345               2,038           1,074
          Corporate and Other                                 (5,734)        (4,363)            (41,599)        (13,425)
                                                      -------------------------------    --------------------------------
          Total                                             $ (5,499)      $ (3,233)          $ (39,604)      $ (11,704)
                                                      -------------------------------    --------------------------------

     Revenues of $16.8 million in the third quarter of fiscal 2003 decreased by $4.6 million, or 21.6%, compared to revenues of $21.4 million in the third quarter of fiscal 2002. Revenues of $56.8 million in the first nine months of fiscal 2003 decreased by $7.2 million, or 11.3%, compared to revenues of $64.0 million in the first nine months of fiscal 2002. Revenues in the first nine months of fiscal 2003 were adversely affected by the overall conditions in the aerospace industry. The aerospace industry is still sluggish following the events of September 11, 2001 and weakness in the overall economy. The recent, well publicized, financial difficulties of major commercial airlines and reduction in travel have affected the demand for products we sell at our remaining aerospace businesses.

     Gross margin as a percentage of sales remained stable in our aerospace distribution segment and was 26.0% and 25.9% in the first nine months of fiscal 2003 and fiscal 2002, respectively, and 27.9% and 28.2% in the third quarter of fiscal 2003 and fiscal 2002, respectively. Cost of goods sold, including inventory adjustments, have exceeded revenues at our remaining aerospace manufacturing location, reflecting highly competitive pricing pressures.

     Gross margin as a percentage of rental revenue at our real estate segment increased to 35.4 % and 35.7% in the third quarter and first nine months of fiscal 2003, respectively, as compared to 32.8% and 31.1% in the third quarter and first nine months of fiscal 2002, respectively. The improved margins reflected an increase in rental revenue of 30.5% and 16.4% in the third quarter and first nine months of fiscal 2003, respectively, as compared to the prior periods.

     Selling, general and administrative expense for the nine months ended March 30, 2003, includes $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. The top four executives have relinquished their right to any other future change of control payments. In addition, selling, general and administrative expense for the three and nine months ended March 30, 2003, includes $1.1 million of severance expense. Excluding these items, selling, general & administrative expense as a percentage of revenues was 50.3% for the first nine months of fiscal 2003 as compared to 47.7% for the first nine months of 2002.

     Other income decreased $3.9 million in the first nine months of fiscal 2003, as compared to the first nine months of fiscal 2002. This change primarily reflects income recognized in the first nine months of fiscal 2002 from the disposition of future royalty revenues to an unaffiliated third party in exchange for $4.7 million of promissory notes, offset partially by $0.8 million of income recognized in the first nine months of fiscal 2003 from the sale of non-core property.

     Operating loss for the nine months ended March 30, 2003, includes the $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. The top four executives have relinquished their right to any other future change of control payments. In addition, the operating loss for the three and nine months ended March 30, 2003, includes $1.1 million of severance expense. With the sale of the fasteners business, we have become a much smaller company and are currently seeking acquisition opportunities. Costs at all locations are being strictly monitored, and reduced wherever possible. In January 2003, we announced a staff reduction of 24% at our corporate headquarters.

     Net interest expense was $25.0 million and $33.6 million for the nine months ended March 30, 2003 and March 31, 2002, respectively. The results for the first nine months of fiscal 2003 included an expense of $9.9 million to write-off deferred loan fees due to the repayment of all our outstanding senior subordinated notes and our term loan and revolving credit facilities, offset partially by $6.9 million of interest income recognized from the acceleration of principal on the repayment of notes due to us from an unaffiliated third party. As a result of the sale of the fastener business, our debt has been reduced by $488.3 million since June 30, 2002, to $3.5 million at March 30, 2003. As a result of our debt reduction, cash interest expense is expected to be significantly lower in the future.

     We recognized investment income of $0.6 million in the nine months ended March 30, 2003 due to realized gains on investments sold. The results of the nine months ended March 31, 2002, respectively, reflect $0.3 million of losses realized on investments sold.

     We recognized an expense of $5.7 million and $1.0 million in the first nine months of 2003 and 2002, respectively, from the fair market value adjustment of a ten-year $100 million interest rate contract. The fair market value adjustment of this agreement will generally fluctuate, based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate contract will increase and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest rate contract will decrease, and we will record income. Declining interest rates have caused the change in fair market value of the contract.

     An income tax benefit of $1.3 million in the first nine months of fiscal 2003 on continuing operations, was lower than the statutory rate, due primarily to the loss from continuing operations recognized during these periods not being available to be utilized immediately. An income tax benefit of $16.0 million in the first nine months of fiscal 2002 represented a 34.4% effective tax rate on the pre-tax losses from continuing operations.

     Earnings (loss) from discontinued operations includes the results of the fasteners business prior to its sale, and APS. The current period reductions in earnings reflect us owning the fastener business for only five months in 2003 as compared to the full nine months in 2002.

     In the nine months ended March 30, 2003, we recorded a $40.1 million gain on the disposal of discontinued operations, net of $10.5 million of taxes, as a result of the sale of the fastener business.

     In the first nine months of fiscal 2002, we recorded a goodwill impairment charge of $144.6 million from the implementation of SFAS No. 142, presented as a cumulative effect of change in accounting, as of the beginning of our fiscal year. Of this amount, $19.3 million relates to our Fairchild Aerostructures operating unit in our aerospace manufacturing segment and $125.3 million relates to our fastener business sold to Alcoa on December 3, 2002. No tax effect was recognized on the change in accounting for goodwill. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, goodwill will be tested for impairment annually, or immediately if conditions indicate that such an impairment could exist. All of our goodwill has been deemed to have an indefinite life; and as a result of adopting SFAS No. 142, we ceased amortizing goodwill.

     Other comprehensive income includes foreign currency translation adjustments, unrecognized actuarial loss on pensions, and unrealized periodic holding changes in the fair market value of available-for-sale investment securities. For the nine months ended March 30, 2003, other comprehensive income included a decrease of $47.5 million due to the recognition of an additional minimum pension liability, offset partially by an increase of $17.3 million foreign currency translation adjustments which were realized as part of the sale of our fasteners business. For the nine months ended March 31, 2002, the foreign currency translation adjustment resulted in a $4.0 million increase to other comprehensive income, and was offset partially by a $0.8 million decrease in the fair market value of unrealized holding gains on investment securities.

Segment Results

Aerospace Distribution Segment

      Our aerospace distribution business is an international supplier to the airlines, corporate aviation, and the military. The business operates from five locations in the United States and specializes in the distribution of avionics, airframe accessories, and other components. Products include: navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. The company also overhauls and repairs, landing gear, pressurization components, instruments, and avionics. Customers include commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace distribution segment decreased by $4.0 million, or 24.8%, and $4.9 million, or 10.2%, in the third quarter and first nine months of fiscal 2003, respectively, as compared to the same periods of fiscal 2002. Sales in the nine months ended March 30, 2003 and March 31, 2002, were adversely affected by the overall conditions in the aerospace industry, resulting primarily from the events of September 11, 2001, and the general weakness in the overall economy.

     Operating income decreased by $1.0 million in the third quarter and $0.7 million in the first nine months of fiscal 2003, as compared to the same periods in fiscal 2002. The results for the three and nine months ended March 30, 2003, reflect the decrease in sales.

Aerospace Manufacturing Segment

     Sales in our aerospace manufacturing segment decreased by $1.1 million in the third quarter, and by $3.2 million in the first nine months of fiscal 2003, as compared to the same periods of fiscal 2002. The change reflected a reduction in shipments in the current period due to an overall lower level of demand in the aerospace industry resulting from the September 11, 2001 terrorist attacks and the recent financial difficulties of major commercial airlines.

     Operating loss increased by $0.3 million in the third quarter and remained flat in the first nine months of fiscal 2003, as compared to the same periods of fiscal 2002. The change for the third quarter reflects primarily the decrease in sales as a result of the downturn in the aerospace industry and $0.3 million of inventory adjustments recognized in the third quarter.

     On December 3, 2002, we sold our fastener business for approximately $657 million in cash to Alcoa Inc. Additionally, in February 2003, we adopted a formal plan to sell APS. We expect to sell APS by December 2003. Accordingly, the results of our fastener business and APS have been restated to report them as discontinued operations.

Real Estate Operations Segment

     Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York. We have two tenants that each occupy more than 10% of the rentable space of the shopping center. Rental revenue increased slightly in the three months ended March 30, 2003, due to a slight increase in the amount of space leased to tenants, as compared to the three months ended March 31, 2002. The weighted average occupancy rate of the shopping center was 89.5% and 76.9% in the first nine months of 2003 and 2002, respectively. The average effective annual rental rate per square foot was $19.05 and $19.48 during the first nine months of 2003 and 2002, respectively. As of March 30, 2003, approximately 91% of the shopping center was leased. During the third quarter of fiscal 2002, our real estate segment purchased, for $5.3 million, a 208,000 square foot manufacturing facility located in Fullerton, California. The Fullerton property is leased to Alcoa through October 2007, and is expected to generate revenues and operating income in excess of $0.5 million per year. Our real estate segment also owns and leases a 102,000 square foot building in Chatsworth, California. The Chatsworth property is leased through July 2008, and is expected to generate revenues and operating income approximating $0.5 million per year.

     Rental revenue increased by 30.5% in the third quarter and 16.4% in the first nine months of fiscal 2003, as compared to the same periods of fiscal 2002. The increase reflects the lease of the Fullerton property and tenants occupying an additional 66,000 square feet of the shopping center during the current periods.

     Operating income increased by $0.4 million in the third quarter and $1.0 million in the first nine months of fiscal 2003, as compared to the same periods of fiscal 2002. The improvement in the first nine months of fiscal 2003 reflects an increase in the weighted-average portion of the shopping center occupied during fiscal 2003, and the write-off of $0.4 million of tenant improvements in the first nine months of fiscal 2002.

Corporate

     The operating results at corporate for the first nine months of fiscal 2003 includes $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. The top four executives have relinquished their right to any other future change of control payments. Other income at corporate decreased by $4.3 million due primarily to income recognized in the first nine months of fiscal 2002 from the disposition of future royalty revenues to an unaffiliated third party in exchange for promissory notes. In January 2003, we reduced our corporate staff by approximately 24%. Severance expense associated with the reduction was $1.1 million in our third quarter ended March 30, 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our combined cash and investment balances increased by $112.6 million to $133.7 million on March 30, 2003, as compared to $21.1 million on June 30, 2002. Our debt was reduced by $488.3 million, to $3.5 million on March 30, 2003, as compared to $491.8 million on June 30, 2002. Total capitalization was $183.5 million and $722.0 million as of March 30, 2003 and June 30, 2002, respectively. The change in capitalization included the $488.3 million decrease in debt reflecting the repayment with the proceeds received from the sale of the fasteners business, and a decrease in equity of $50.3 million. The change in equity was due primarily to our reported net loss and changes in other comprehensive income, which included a decrease of $47.5 million, due to the recognition of the additional minimum pension liability, offset partially by a $17.3 million increase in foreign currency translation adjustments which were realized as part of the sale of our fasteners business.

     Net cash used for operating activities for the nine months ended March 30, 2003, was $104.3 million. The working capital uses of cash in the first nine months of fiscal 2003 included $41.2 million of cash used for investments in trading securities, $7.4 million contributed to fund our pension plan, $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. Net cash provided by operating activities was $11.8 million for the nine months ended March 31, 2002. The primary source of cash from operating activities in the first nine months of fiscal 2002 included $10.0 million of non-cash charges and net working capital changes of discontinued operations. Other sources of cash from operating activities included $3.7 million of earnings after deducting non-cash items, including $144.6 million for the cumulative effect of change in accounting for goodwill, offset partially by $1.9 million of working capital changes from our continuing operations.

     Net cash provided by investing activities for the nine months ended March 30, 2003, was $613.1 million. In the first nine months of fiscal 2003, the primary source of cash was $657.1 million of proceeds from the sale of our fastener business and $14.3 million of net cash proceeds from the collection of notes receivable. Net cash provided by investing activities was offset partially by $49.2 million of new investments and $7.8 million of capital expenditures, including the purchase of a manufacturing facility located in Fullerton, California. Net cash used for investing activities was $7.7 million for the nine months ended March 31, 2002. In the first nine months of fiscal 2002, the primary source of cash was $4.0 million provided from the dispositions of non-core real estate and net assets held for sale, offset by a $5.0 million increase in notes receivable and $6.1 million of capital expenditures, including $4.8 million at discontinued operations.

     Net cash used by financing activities was $488.0 million for the nine months ended March 30, 2003, which reflected the repayment of essentially all of our debt, except for $3.5 million of debt at Fairchild Aerostructures. Net cash used for financing activities was $5.4 million for the nine months ended March 31, 2002, and included the net proceeds we received from the issuance of additional debt used to fund operations.

     Our principal cash requirements include acquisitions, capital expenditures, and the payment of other liabilities including postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, cash available from borrowings, and proceeds received from dispositions of assets will be adequate to satisfy our cash requirements during the next twelve months.

     We have entered into discussions with a lender to receive a 10-year, non-recourse, fixed rate, term-loan financing on our shopping center at interest rates currently approximating 5.8%. We estimate that we will receive approximately $50.0 million of cash, which we plan to use to fund acquisition opportunities.

     Prior to the sale of our fastener business, the Pension Benefit Guaranty Corporation had contacted us to understand the impact of the sale of our aerospace fasteners business on our ability to fund our long-term pension obligations. The PBGC has expressed concern that our retirement plan will be underfunded by $86 million after the sale of our aerospace fasteners business. We have provided the PBGC with information, which represented the underfunding to be $42 million, using the PBGC plan termination assumptions. During the nine months ended March 30, 2003, we contributed $7.4 million of cash to fund our pension plan. Based upon our actuary's assumptions and projections, we do not expect additional cash contributions to the pension plan to be required until 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for our fiscal year beginning on July 1, 2002. Accordingly, we have accounted for the sale of the fastener business and APS as discontinued operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       In fiscal 1998, we entered into a ten-year interest rate swap agreement to reduce our cash flow exposure to increases in interest rates on variable rate debt. The ten-year interest rate swap agreement provides us with interest rate protection on $100 million of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. On February 17, 2003, the bank, with which we entered into the interest rate swap agreement, did not exercise a one-time option to cancel the agreement, and accordingly the transaction will proceed, based on a fixed LIBOR rate of 6.745% from February 17, 2003 to February 19, 2008.

     We did not elect to pursue hedge accounting for the interest rate swap agreement, which was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in the fair market value of interest rate derivatives, of $5.7 million and $1.0 million, in the nine months ended March 30, 2003 and March 31, 2002, respectively, as a result of the fair market value adjustment for our interest rate swap agreement.

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

                           (In thousands)
                     Expected maturity date                                February 19, 2008
                                                                   -----------------------------------
                     Type of interest rate contract                        Variable to Fixed
                     Variable to fixed contract amount                          $100,000
                     Fixed LIBOR rate                                            6.745%
                     LIBOR cap rate                                               N/A
                     Average floor rate                                           N/A
                     Weighted average forward LIBOR rate                         3.11%
                     Fair market value at March 30, 2003                       $(16,737)

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

Changes in Internal Controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended March 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The information required to be disclosed under this Item is set forth in Footnote 9 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report.

Item 2. Changes in Securities and Use of Proceeds.

     Pursuant to the sale of our fastener business to Alcoa, we have agreed that the Company may not declare dividends on its common stock for a period of five years (ending December 3, 2007).

Item 5.  Other Information

     The Company has been informed by counsel to Mr. Jeffrey Steiner that on March 17, 2003, a trial commenced in France with respect to charges by French authorities against thirty-seven defendants, including Mr. Steiner, in the Elf Bidermann case. Mr. Steiner's counsel has informed the Company that the charges against Mr. Steiner are that in 1989 and 1990 he allegedly facilitated and benefited from the misuse of funds at Elf Acquitaine, a French petroleum company, allegedly committed by a former official of Elf Acquitaine, and/or Maurice Bidermann, against whom the Company had prevailed in litigation. Mr. Steiner has informed the Company that these charges are without merit, and that he will vigorously defend himself against them. The Company had previously disclosed that an investigation was pending, that the Company had provided a surety for Mr. Steiner and, since June 1996, has paid his legal expenses totaling approximately $5 million in connection with these charges, and will continue to do so, in accordance with Delaware law. Mr. Steiner has undertaken to repay us the surety and expenses paid by us on his behalf if it is ultimately determined that Mr. Steiner was not entitled to indemnification under Delaware law. Delaware law provides that Mr. Steiner would be entitled to indemnification if it is determined that he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and had no reasonable cause to believe his conduct was unlawful.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

           *12.1 Certifications required by Section 302 of the Sarbanes-Oxley
Act.

           *12.2 Certifications required by Section 906 of the Sarbanes-Oxley
Act.


        *  Filed herewith.

(b) Reports on Form 8-K:

        We filed a report on Form 8-K on January 10, 2003, reporting the same information that is reported in this Report under Part II, Item 5.

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




Date:    May 9, 2003