Form 10-K
period 2003-06-30
FAIRCHILD CORP
filed 2003-09-25
CIK 9779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended June 30, 2003 Commission File Number 1-6560

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days [X] Yes [ ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [X] Yes [ ] No

On December 27, 2002, the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing price of these shares on the New York Stock exchange) was approximately $85.6 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

On August 29, 2003, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

 Class A Common Stock, $0.10 Par Value   22,562,614

 Class B Common Stock, $0.10 Par Value    2,621,502

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders' to be held on November 7, 2003, which the Registrant intends to file within 120 days after June 30, 2003, are incorporated by reference into Part III of this Form 10-K.

THE FAIRCHILD CORPORATION

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2003

PART I Page

Item 1. Business            3

Item 2. Properties            7

Item 3. Legal Proceedings           7

Item 4. Submission of Matters to a Vote of Stockholders        7

PART II

Item 5. Market for Common Stock and Related Stockholder Matters      8

Item 6. Selected Financial Data          10

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition  11

Item 7A. Quantitative and Qualitative Disclosures about Market Risk      21

Item 8. Financial Statements and Supplementary Data        23

Item 9. Disagreements on Accounting and Financial Disclosure      62

Item 9A. Controls and Procedures          62

PART III

Item 5. Other Information 63

Item 10. Directors and Executive Officers of the Company       63

Item 11. Executive Compensation          63

Item 12. Security Ownership of Certain Beneficial Owners and Management     63

Item 13. Certain Relationships and Related Transactions       63

Item 14. Principal Accounting Fees and Services         63

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K     64

FORWARD-LOOKING STATEMENTS

Certain statements in this financial discussion and analysis by management contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates, that may cause our actual future activitie s and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: our ability to find, acquire and successfully operate one or more new businesses; product demand; our dependence on the aerospace industry; customer satisfaction and quality issues; labor disputes; competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; military conflicts; reduced airline revenues as a result of the September 11, 2001 terrorist attacks on the United States, and their aftermath; reduced airline revenues due to SARS; and the impact of any economic downturns and inflation.

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

Item 1. BUSINESS

General

Our business consists of three segments: aerospace distribution, aerospace manufacturing and real estate operations. Our aerospace distribution segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies worldwide. Our aerospace manufacturing segment primarily manufactures airframe components. Our real estate operations segment owns and leases a shopping center located in Farmingdale, New York, and owns and rents a building in Chatsworth, California and a manufacturing facility located in Fullerton, California.

On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. The cash received from Alcoa is subject to a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital as of March 31, 2002 (See Item 8, Note 16, for further discussion). We may also receive additional cash proceeds up to $12.5 million per year over the four-year period from 2003 to 2006, if the number of commercial aircraft delivered by Boeing and Airbus exceeds specified annual levels.

We are continuing to investigate how best to redeploy our cash in opportunities which will enable us to build for the long term. Accordingly, we are actively pursuing worldwide acquisition opportunities in diverse business segments.

Financial Information about Business Segments

Our business segment information is incorporated herein by reference from Note 17 of our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Narrative Description of Business Segments

Aerospace Distribution Segment

Through our subsidiary Banner Aerospace Holding Company I, Inc., we offer a wide variety of aircraft parts and component repair and overhaul services. The aircraft parts, which we distribute are either purchased on the open market or acquired from OEMs as an authorized distributor. No single distributor arrangement is material to our financial condition. The aerospace distribution segment accounted for 77% of our revenues in fiscal 2003.

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

Through our FAA-licensed repair station, we provide a number of services such as component repair and overhaul services. Component repair and overhaul capabilities include pressurization, instrumentation, avionics, aircraft accessories and airframe components.

Sales and Markets

Our aerospace distribution segment sells its products in the United States and abroad to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators, distributors and other aerospace companies. Approximately 68% of our sales are to domestic purchasers, some of which may represent offshore users.

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

Aerospace Manufacturing Segment

Through our aerospace manufacturing segment, we primarily manufacture airframe components used in the construction and maintenance of commercial and military aircraft. Our products provide our customers with structural solutions by offering precision machined structural components in accordance with our customers' needs. Our aerospace manufacturing segment accounted for approximately 12% of our revenues in fiscal 2003.

Products

The principal product line of our aerospace manufacturing segment is precision machined structural components and assemblies. These precision machined structural components and assemblies are used on aircraft as pylons, flap hinges, struts, wing fittings, landing gear parts, spares and many other items.

Sales and Markets

The products of our aerospace manufacturing segment are sold primarily to domestic and foreign OEMs of airframes, as well as to subcontractors of OEMs. Approximately 94% of the sales of our aerospace manufacturing segment are to customers located in the United States. We have a small number of customers, which include Boeing, Lockheed Martin, and other OEMs. Accordingly, our aerospace manufacturing segment is dependent on the business of these manufacturers.

Revenues in our aerospace manufacturing segment are closely related to aircraft production, which, in turn, is related in part to air miles flown. We are a small player in a fragmented industry and at times, during the recent aerospace industry recession, have accepted lower-priced orders at reduced profit margin to maintain market share.

Manufacturing and Production

Our aerospace manufacturing segment has two manufacturing facilities located in Huntington Beach, California. The facilities have complete production capability and are designed to produce a specified product or group of products, determined by production process and certification requirements. Our aerospace manufacturing segment's largest customers have recognized our quality and operational controls by conferring their advanced quality systems certifications at our facilities (e.g. Boeing's D1-9000A). We have received all necessary quality and product approvals from OEMs.

We have information systems in our facilities. The systems perform detailed and timely cost analysis of production by product and facility. Updated IT systems also help us to better service our customers. OEMs require each product to be produced in an OEM-qualified/OEM-approved facility.

Competition

We face intense competition in the industry, as we are one of many companies competing for business. Quality, performance, service and price are generally the prime competitive factors in the aerospace manufacturing segment. We seek to maintain our high level of quality and performance by maintaining a technological edge and competitive advantage over our competitors, and have demonstrated superior production methods to meet our customer demands. We seek to work closely with OEMs and involve ourselves early in the design process so that our products may be readily incorporated into the design of their products.

Real Estate Operations Segment

Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York and also owns and leases a 102,000 square foot building in Chatsworth, California and a 208,000 square foot manufacturing facility located in Fullerton, California. We have two tenants that each occupy more than 10% of the rentable space of the shopping center. As of June 30, 2003, approximately 91% of the shopping center was leased. The Chatsworth property is leased through July 2008. The Fullerton property is leased to Alcoa through October 2007.

Tenants leasing space at our shopping center include: Staples; Modell's; Jillian's; Borders Books; Comp USA; Radio Shack; Hallmark; and others. In addition, Home Depot leases a portion of the shopping center real estate. Rental revenue from our real estate operations segment represents approximately 11% of our consolidated revenues. Our real estate operations segment represents approximately 31% of our total assets.

Backlog of Orders

Backlog is important for our aerospace manufacturing operation, due to the long-term production requirements of our customers. Our backlog of orders as of June 30, 2003 in the aerospace manufacturing segment amounted to approximately $9.0 million. We anticipate that in excess of 88% of the aggregate backlog at June 30, 2003 will be delivered by June 30, 2004. Often we are awarded long-term agreements by our customers who want us to provide our precision machined structural components and assemblies products over periods ranging generally from two-to-four years. However, amounts related to such agreements are not included in our backlog until our customers specify delivery dates for the products ordered.

Suppliers

In 2003, we purchased approximately $10 million of products from Universal Avionics. We are not materially dependent upon any other single supplier, but we are dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet our commitments to our customers. From time to time, we enter into exclusive supply contracts in return for logistics and price advantages. We do not believe that any one of these contracts would impair our operations if a supplier failed to perform.

Research and Patents

We own patents relating to the design and manufacture of certain of our products and have licenses of technology covered by the patents of other companies. We do not believe that any of our business segments are dependent upon any single patent.

Personnel

As of June 30, 2003, we had approximately 250 employees, almost all of whom are based in the United States. None of our employees were covered by collective bargaining agreements. Overall, we believe that relations with our employees are good.

Environmental Matters

A discussion of our environmental matters is included in Note 16, "Contingencies", to our Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" and is incorporated herein by reference.

Available Information

Our Internet address is www.fairchild.com. We make available free of charge, on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

As of June 30, 2003, we owned or leased buildings totaling approximately 1,032,000 square feet, of which approximately 830,000 square feet were owned and 202,000 square feet were leased. Our aerospace manufacturing segment's properties consisted of approximately 116,000 square feet, with principal operating facilities concentrated in Southern California. The aerospace distribution segment's properties consisted of approximately 93,000 square feet, with principal operating facilities located in Florida, Georgia, Kansas, Texas, and California. Our real estate operations segment owns a shopping center consisting of approximately 451,000 square feet and also owns and leases a 102,000 square foot building in Chatsworth, California and a 208,000 square foot manufacturing facility located in Fullerton, California. We lease our corporate headquarters building at Washington-Dulles International Airport.

The following table sets forth the location of the larger properties used in our continuing operations, their square footage, the business segment or groups they serve and their primary use. Each of the properties owned or leased by us is, in our opinion, generally well maintained. All of our occupied properties are maintained and updated on a regular basis.

	Owned or	Square
Location	Leased	Footage	Business Segment/Group	Primary Use
Farmingdale, New York	Owned	451,000	Real Estate Operations	Rental
Fullerton, California	Owned	208,000	Real Estate Operations	Rental
Chatsworth, California	Owned	102,000	Real Estate Operations	Rental
Huntington Beach, California	Owned	58,000	Aerospace Manufacturing	Manufacturing
Huntington Beach, California	Leased	58,000	Aerospace Manufacturing	Manufacturing/Warehousing
Titusville, Florida	Leased	37,000	Aerospace Distribution	Distribution
Dulles, Virginia	Leased	34,000	Corporate	Office
Atlanta, Georgia	Leased	29,000	Aerospace Distribution	Distribution
Wichita, Kansas	Owned	11,000	Aerospace Distribution	Distribution
Austin, Texas	Leased	7,000	Aerospace Distribution	Distribution
San Francisco, California	Leased	5,000	Aerospace Distribution	Distribution

We have additional property located in Farmingdale, New York, which we are attempting to market, lease and/or develop.

Information concerning our long-term rental obligations at June 30, 2003, is set forth in Note 15 to our Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report, and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

A discussion of our legal proceedings is included in Note 16, "Contingencies", to our Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data", of this annual report and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our Class A common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol "FA". Our Class B common stock is not listed on any exchange and is not publicly traded. Class B common stock can be converted to Class A common stock at any time at the option of the holder.

Information regarding the quarterly price range of our Class A common stock is incorporated herein by reference from Note 19 of our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data".

We are authorized to issue 5,141,000 shares of our Class A common stock under our 1986 non-qualified stock option plan, and 250,000 shares of our Class A common stock under our 1996 non-employee directors stock option plan. At the beginning of the fiscal year, we had 181,859 shares available to grant under the 1986 non-qualified stock option plan and 188,000 shares available to grant under the 1996 non-employee directors stock option plan. At the end of the fiscal year, we had 378,698 shares available to grant under the 1986 non-qualified stock option plan and 226,750 shares available to grant under the 1996 non-employee directors stock option plan. Information regarding our stock option plans is incorporated herein by referenced from Note 12 of our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data".

Holders of Record

We had approximately 1,114 and 37 record holders of our Class A and Class B common stock, respectively, at August 30, 2003.

Dividends

The agreement between us and Alcoa, under which we sold our Fairchild Fasteners business on December 3, 2003, provides that, for a period of five years after the closing, we will maintain our corporate existence, take no action to cause our own liquidation or dissolution and take no action to declare or pay any dividends on our common stock; provided, however, that we may engage in a merger or sale of substantially all of our assets to a third party that assumes our obligations under the acquisition agreement and that such provision of the agreement shall not prevent us from exercising our fiduciary duties to our stockholders. See Note 2 of our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data".

Sale of Unregistered Securities

There were no sales or issuance of unregistered securities in the last fiscal quarter for the 2003 fiscal year. Sales or issuance of unregistered securities in previous fiscal quarters were reported on Form 10-Q for each such quarter.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2003, with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders	1,262,470	$ 6.40	605,448
Equity compensation plans not approved by shareholders (a)	382,018	$ 10.73	-
Total	1,644,488	$ 7.40	605,448

  Upon our April 8, 1999 merger with Banner Aerospace, all of Banner Aerospace's stock options then issued and outstanding were converted into the right to receive 870,315 shares of our common stock. Since April 8, 1999, 30,984 shares were issued upon the exercise of stock options and 457,313 shares expired. All of the remaining stock options converted from the Banner Aerospace stock option plan are fully vested and expire at various intervals between September 2003 and June 2005.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Summary

(In thousands, except per share data)

	For the years ended June 30,
Summary of Operations:	2003	2002	2001	2000	1999
Net sales	$ 68,820	$ 76,531	$ 94,192	$ 111,669	$ 177,567
Rental revenue	8,699	7,159	7,498	4,051	-
Gross profit	17,062	17,714	25,038	27,735	2,888
Operating loss	(48,427)	(21,022)	(17,145)	(11,184)	(78,877)
Net interest expense	28,491	45,346	53,921	42,578	28,879
Loss from continuing operations	(86,084)	(56,018)	(39,523)	(2,895)	(53,756)
Loss per share from continuing operations:
Basic and Diluted	$ (3.42)	$ (2.23)	$ (1.57)	$ (0.12)	$ (2.36)
Other Data:
Capital expenditures	9,861	2,450	3,832	20,836	43,094
Cash provided by (used for) operating activities	(122,521)	19,388	(40,156)	(71,303)	23,268
Cash provided by (used for) investing activities	605,516	(9,632)	18,233	95,649	(99,157)
Cash provided by (used for) financing activities	(485,842)	(9,655)	15,438	(41,373)	81,218
Balance Sheet Data:
Total assets	390,549	992,118	1,164,030	1,270,880	1,332,530
Long-term debt, less current maturities	2,815	437,917	470,530	453,719	495,283
Stockholders' equity	137,816	230,222	363,767	404,212	410,201
Per outstanding common share	$ 5.47	$ 9.15	$ 14.47	$ 16.13	$ 16.49

The table above does not include the operating results of our fasteners business in the "Summary of Operations" section, which was sold on December 3, 2002 to Alcoa and is classified as a discontinued operation.

Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The comparable loss from continuing operations, as adjusted for the effects to eliminate goodwill amortization in each of the three years prior to 2002, would be: $38,426, or $1.52 per share, in 2001; $1,792, or $0.07 per share, in 2000; and $53,039, or $2.13 per share in 1999.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

FINANCIAL CONDITION

The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. Banner Aerospace Holding Company I, Inc. is a 100% owned subsidiary. Fairchild Holding Corp. is our indirect 100% owned subsidiary. Fairchild Holding Corp. is the owner of Fairchild Aerostructures, Inc., and the indirect owner of 100% of Warthog Inc. Our principal operations are conducted through Banner Aerospace Holding Company I, Fairchild Aerostructures, and Warthog. Our consolidated financial statements present the results of our former fastener business, and APS, a small subsidiary being sold, as discontinued operations.

The following discussion and analysis provide information which management believes is relevant to the assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

GENERAL

Our business consists of three segments: aerospace distribution, aerospace manufacturing, and real estate operations. Our aerospace distribution segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies worldwide. Our aerospace manufacturing segment primarily manufactures airframe components. Our real estate operations segment owns and leases a shopping center located in Farmingdale, New York, and owns and rents two improved parcels located in Southern California.

On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. The cash received from Alcoa is subject to a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital as of March 31, 2002 (See Item 8, Note 16, for further discussion). We may also receive additional cash proceeds up to $12.5 million per year over the four-year period from 2003 to 2006, if the number of commercial aircraft delivered by Boeing and Airbus exceeds specified annual levels.

We are continuing to investigate how best to redeploy our cash in opportunities which will enable us to build for the long term. Accordingly, we are actively pursuing worldwide acquisition opportunities in diverse business segments.

CAUTIONARY STATEMENT

Certain statements in this financial discussion and analysis by management contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: our ability to find, acquire and successfully operate one or more new businesses; product demand; our dependence on the aerospace industry; customer satisfaction and quality issues; labor disputes; competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; military conflicts; reduced airline revenues as a result of the September 11, 2001 terrorist attacks on the United States, and their aftermath; reduced airline revenues due to SARS; and the impact of any economic downturns and inflation.

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

CRITICAL ACCOUNTING POLICIES

On December 12, 2001, the Securities and Exchange Commission issued Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. In response to Release No. 33-8040, we reviewed our accounting policies. The following areas require the use of judgments and estimates: the valuation of long-lived assets, impairment of goodwill, pension and postretirement benefits, income taxes, environmental and litigation accruals and revenue recognition. Estimates in each of these areas are based on historical experience and a variety of assumptions that we believe are appropriate. Actual results may differ from these estimates.

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

Impairment of Goodwill: On July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." Since the adoption of SFAS No. 142, goodwill and intangible assets deemed to have an indefinite life are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, goodwill is tested for impairment annually, or immediately if conditions indicate that such an impairment could exist. All of our goodwill is deemed to have an indefinite life and as a result of adopting SFAS No. 142, we ceased amortizing goodwill.

Pension and Postretirement Benefits: We have defined benefit pension plans covering certain of our employees. Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. The accumulated benefit obligation for pensions and postretirement benefits was determined using a discount rate of 6.0% at June 30, 2003 and 7.125% at June 30, 2002 and a return on plan assets of 8.5% at June 30, 2003 and 9.0% at June 30, 2002. The effect of such change resulted in an increase to the accumulated benefit obligation in 2003. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. For measurement purposes in 2003, we assumed a 10.0% annual rate of increase in the cost per capita of claims covered under health care benefits. Beginning in 2004, the trend rate is assumed to decrease each year by 0.5% to a rate of 5% in 2013 and remain at that level thereafter.

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

Environmental Matters: Our current and prior operations are subject to stringent government imposed environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have not had a material effect on our financial condition, results of operations, or net cash flows, although we have expended, and can be expected to expend in the future, significant amounts for the investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters.

In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition. In addition, we have identified several areas of potential contamination related to other facilities owned, or previously owned, by us, that may require us either to take corrective action or to contribute to a clean-up. We are also a defendant in several lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters, and we have been alleged to be a potentially responsible party at various "superfund" sites. We believe that we have recorded adequate accruals in our consolidated financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any environmental liability, unless such parties are contractually obligated to contribute and are not disputing such liability.

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

Business Transactions

On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. The cash received from Alcoa is subject to a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital as of March 31, 2002 (See Item 8, Note 16, for further discussion). We may also receive additional cash proceeds up to $12.5 million per year over the four-year period from 2003 to 2006, if the number of commercial aircraft delivered by Boeing and Airbus exceeds specified annual levels.

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

The sale of the fastener business has reduced our dependence upon the aerospace industry. Additionally, the sale has allowed us to eliminate substantially all of our debt. We used a portion of the proceeds from the sale to repay our bank debt and to acquire by tender all of our outstanding $225 million 10.75% senior subordinated notes due in April 2009, leaving us with $6.7 million of debt outstanding on June 30, 2003. We plan to use the remaining proceeds from the sale to fund acquisitions.

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

The results of the fastener business and APS are recorded as earnings from discontinued operations, the components of which are as follows:

(In thousands)	2003	2002	2001
Earnings from discontinued operations before taxes	$ 3,013	$ 46,935	$ 36,344
Income tax provision	95	(865)	(12,007)
Net earnings from discontinued operations	$ 3,108	$ 46,070	$ 24,337

Consolidated Results

We currently report in three principal business segments: aerospace distribution, aerospace manufacturing and real estate operations. The results of C-Line Automation, Ltd., a small start-up operation acquired in March 2003, is included in the Corporate and Other classification. The following table provides the historical sales and operating income of our operations for fiscal 2003, 2002 and 2001.

(In thousands)
	2003	2002	2001
Revenues by Segment:
Aerospace Distribution Segment	$ 59,608	$ 63,298	$ 85,908
Aerospace Manufacturing Segment	9,187	13,233	8,284
Real Estate Operations Segment	8,699	7,159	7,498
Corporate and Other	25	-	-
Total Revenues	$ 77,519	$ 83,690	$ 101,690

Operating Income (Loss) by Segment:
Aerospace Distribution Segment	$ (4,143)	$ 2,579	$ 2,259
Aerospace Manufacturing Segment	(2,494)	(6,276)	(2,093)
Real Estate Operations Segment	2,735	1,550	307
Corporate and Other	(44,525)	(18,875)	(17,618)
Total Operating Loss (a)	$ (48,427)	$ (21,022)	$ (17,145)

  The fiscal 2003 operating results include impairment expenses of $6.6 million to write down goodwill at our aerospace distribution segment and $0.1 million write down of intangible assets of a start-up company in our corporate and other segment. Operating results in fiscal 2002 includes impairment expenses of $3.0 million in the aerospace manufacturing segment and $0.4 million in the real estate operations segment. Operating results in Fiscal 2001 includes impairment charges of $2.4 million in the aerospace distribution segment, and $2.4 million in the real estate operations segment.

Revenues of $77.5 million in 2003 decreased by $6.2 million, or 7.4%, compared to revenues of $83.7 million in 2002. Revenues in 2003 were adversely affected by the overall conditions in the aerospace industry. The aerospace industry is still sluggish following the attacks of September 11, 2001, and weakness in the overall economy. The recent, well publicized, financial difficulties of major commercial airlines, and reduction in travel have affected the demand for products we sell at our remaining aerospace businesses. Revenues of $83.7 million in 2002 decreased by $18.0 million, or 17.7%, as compared to revenues of $101.7 million in 2001. The results for 2001 included revenue of $8.4 million from an operation in our aerospace distribution segment, which was shut down in June 2001. Excluding the results of the shut down operation, net revenues would have decreased by $9.6 million, or 10.3%, in 2002, as compared to 2001. Revenues in 2002 reflected the condition of the aerospace industry in th e aftermath of September 11, 2001.

Gross margin as a percentage of sales was 20.4%, 20.2% and 23.5% in 2003, 2002, and 2001, respectively. The improvement in 2003, reflects a slight increase in gross margin at our aerospace distribution segment, partially offset by declining margins at our remaining aerospace manufacturing locations, due to highly competitive pricing pressures. Gross margins have declined following the aftermath of September 11, 2001.

Gross margin as a percentage of rental revenue at our real estate segment was 34.9%, 31.3%, and 38.4% in 2003, 2002, and 2001, respectively. The improved margin in 2003 reflects a 21.5% increase in rental revenue, as compared to 2002. The change in margin in 2002 reflected a 4.5% decrease in rental revenue, as compared to 2001.

Selling, general and administrative expense for 2003, includes $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of our fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of our fasteners business. The top four executives have also relinquished their right to any other future change of control payments. In addition, selling, general and administrative expense for 2003 includes $1.1 million of severance expense. Excluding these items, selling, general & administrative expense as a percentage of revenues were 46.6%, 47.3%, and 39.8% in 2003, 2002, and 2001, respectively.

Other income decreased $1.7 million in 2003, as compared to 2002. This change primarily reflects income recognized in 2002 from the disposition of future royalty revenues to an unaffiliated third party in exchange for $12.8 million of promissory notes, offset partially by $0.8 million of income recognized in 2003 from the sale of non-core property. Other income increased $0.1 million in 2002, as compared to 2001.

Impairment charges of $6.7 million, $3.4 million and $4.8 million were recognized in 2003, 2002 and 2001, respectively. The fiscal 2003 impairment charges included $6.6 million to write down goodwill at our aerospace distribution segment and a $0.1 million write down of intangible assets of a start-up company in our corporate and other segment. The fiscal 2002 impairment charges included $3.0 million to write down the long-lived assets of the ongoing operation at our aerospace manufacturing segment and $0.4 million to write-off a former tenant's improvements at our shopping center. The fiscal 2001 impairment charges included $2.4 million due to the closing of a small subsidiary at our aerospace distribution segment, of which $1.7 million represented the write-off of goodwill, and $0.4 million represented severance payments. Additionally, the fiscal 2001 impairment charge also included a write-off of approximately $2.4 million of a former tenant's improvements at our shopping center.

Operating loss for 2003, includes the $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. The top four executives have also relinquished their right to any other future change of control payments. In addition, the operating loss for 2003 includes the $6.6 million goodwill impairment at our aerospace distribution segment and $1.1 million of severance expense. With the sale of the fasteners business, we have become a much smaller company and are currently seeking acquisition opportunities. Costs at all locations are being strictly monitored, and reduced wherever possible. In January 2003, we announced a staff reduction of 24% at our corporate headquarters. The operating loss of $21.0 million in 2002 was larger by $3.9 million, or 22.6%, compared to the operating loss of $17.1 m illion in 2001. The 2001 results included goodwill amortization of $1.1 million, prior to the implementation of an accounting pronouncement that eliminates goodwill amortization beginning in 2002.

Net interest expense decreased by $16.9 million, or 37.2%, and cash interest expense decreased by $20.4 million in fiscal 2003, as compared to fiscal 2002. Interest expense was $38.5 million and $49.7 million for fiscal 2003 and fiscal 2002, respectively. The results for 2003 included an expense of $9.9 million to write-off deferred loan fees due to the repayment of all our outstanding senior subordinated notes and our term loan and revolving credit facilities, offset partially by $7.5 million of interest income recognized from the acceleration of principal on the repayment of notes due to us from an unaffiliated third party. As a result of the sale of the fastener business, our debt has been reduced by $485.1 million since June 30, 2002, to $6.7 million at June 30, 2003. As a result of our debt reduction, cash interest expense was significantly lower in 2003. Net interest expense decreased by $8.6 million, or 15.9%, and cash interest expense decreased by $5.3 million in fiscal 2002, as comp ared to fiscal 2001, due primarily to lower interest rates on our variable rate debt.

We recorded a nominal investment loss in 2003, an investment loss of $1.0 million in 2002, and investment income of $8.4 million in 2001. The investment results of 2003 included $1.2 million of dividend income, $0.6 million of realized gains on investments liquidated, and $0.5 million of fair market value increases to our trading securities, offset by a $2.4 million write down for impaired investments. The investment results in fiscal 2002 included a $2.3 million write down for impaired investments and a $0.8 million loss on investments sold, offset partially by $1.6 million of dividend income and a $0.5 million increase in the fair market value of trading securities. Investment income in 2001 was due primarily to recognition of gains on investments liquidated.

The fair market value adjustment of our position in a ten-year $100 million interest rate contract decreased by $7.7 million in fiscal 2003 and $4.6 million in 2002. The fair market value adjustment of this agreement will generally fluctuate, based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate contract will increase and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest rate contract will decrease, and we will record income. Declining interest rates have caused the recorded change in fair market value of the contract.

We recorded an income tax provision of $0.4 million in fiscal 2003 on pre-tax losses from continuing operations. A tax provision was recorded due primarily from state income taxes. We recorded an income tax benefit of $16.0 million in fiscal 2002, representing a 22.3% effective tax rate benefit on pre-tax losses from continuing operations. The tax benefit resulted primarily from the reversal of tax accruals no longer required, and was lower than the statutory rate due primarily to federal income tax net operating loss carryforwards, which we had at June 30, 2002. We recorded an income tax benefit of $28.7 million in fiscal 2001, representing a 42.0% effective tax rate on pre-tax losses from continuing operations. The tax benefit was higher than the statutory rate due primarily to the reversal of $3.5 million of tax accruals no longer required.

Equity in earnings of affiliates decreased by $0.9 million in 2003, as compared to 2002 and decreased by $0.2 million in 2002, as compared to 2001. The decrease in 2003 reflected equity investments written down by $0.9 million for impairment. The decrease in 2002 reflected $0.1 million of equity losses in 2002 as compared to equity income of $0.1 million in 2001.

Earnings from discontinued operations include the results of the fasteners business prior to its sale, and APS. The current period reductions in earnings reflect our ownership of the fastener business for only five months in 2003, as compared to the full year in 2002.

In 2003, we recorded a $29.8 million gain on the disposal of discontinued operations, net of $20.5 million of taxes, as a result of the sale of the fastener business.

In 2002, we recorded a goodwill impairment charge of $144.6 million from the implementation of SFAS No. 142, presented as a cumulative effect of change in accounting, as of the beginning of our fiscal year. Of this amount, $19.3 million relates to our Fairchild Aerostructures operating unit in our aerospace manufacturing segment and $125.3 million relates to our fastener business sold to Alcoa on December 3, 2002. No tax effect was recognized on the change in accounting for goodwill. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, goodwill will be tested for impairment annually, or immediately if conditions indicate that such an impairment could exist. All of our goodwill has been deemed to have an indefinite life; and as a result of adopting SFAS No. 142, we ceased amortizing goodwill. Included in our operating results was $6.6 million of goodwill impairment at our aerospace distribution segment in 2003 and, prior to the implementation of SFAS No. 142 , we recognized amortization expense for goodwill of $12.5 million in 2001.

Other comprehensive income includes foreign currency translation adjustments, unrecognized actuarial loss on pensions, and unrealized periodic holding changes in the fair market value of available-for-sale investment securities. In 2003, other comprehensive income included a decrease of $60.8 million due to the recognition of an additional minimum pension liability due primarily to unrecognized actuarial losses, offset partially by an increase of $19.6 million in foreign currency translation adjustments which were realized as part of the sale of our fasteners business and a $1.8 million increase in the fair market value of unrealized holding gains on investment securities. The fair market value of available-for-sale securities, on an after-tax basis, declined by $0.6 million and $1.0 million in 2002 and 2001, respectively. The changes in 2001 reflect primarily gains realized from the liquidation of investments. Foreign currency translation adjustments improved by $21.6 million in 2002, which reflected the strengthening of the EURO to the U.S. Dollar. Foreign currency translation adjustments decreased by $24.5 million in 2001 due to the strengthening of the U.S. Dollar against the EURO.

Segment Results

Aerospace Distribution Segment

Our aerospace distribution business is an international supplier to the airlines, corporate aviation, and the military. The business operates from five locations in the United States and specializes in the distribution of avionics, airframe accessories, and other components. Products include: navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. The company also overhauls and repairs, landing gear, pressurization components, instruments, and avionics. Customers include commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace distribution segment decreased by $3.7 million, or 5.8%, in 2003, as compared to 2002. Sales in 2003 were adversely affected by the overall conditions in the aerospace industry, resulting primarily from the events of September 11, 2001, and the general weakness in the overall economy. Sales in our aerospace dist ribution segment decreased by $22.6 million in 2002, compared to 2001. Results in 2001, included revenue of $8.4 million from an operation which was shut down in June 2001. Sales in 2002 were also adversely affected due to the events of September 11, 2001.

The operating loss of $4.1 million in 2003, included $6.6 million of goodwill impairment charges. Excluding the goodwill impairment charges recognized in 2003, operating income decreased by $0.1 million as compared 2002 reflecting the decrease in sales and a 0.5% decrease in gross margin as a percentage of sales, offset partially by a 0.6% reduction in selling, general and administrative costs as a percentage of sales. Operating income increased by $0.3 million in 2002, as compared to 2001. The results in 2002 were affected by the reduction in revenue. Operating income in 2001 included asset impairment charges of $3.1 million due to the closing of Banner Aircraft Services, which also reported operating losses of $3.9 million in 2001.

Aerospace Manufacturing Segment

Sales in our aerospace manufacturing segment decreased by $4.0 million in 2003, as compared to 2002. The change reflected a reduction in shipments in the current period due to an overall lower level of demand in the aerospace industry resulting from the September 11, 2001 terrorist attacks and the recent financial difficulties of major commercial airlines. Sales in our aerospace manufacturing segment increased by $4.9 million, or 59.7%, in 2002, as compared 2001. The improvement reflected internal growth. However, sales decreased in the third and fourth quarters of fiscal 2002, due to a reduction in shipments resulting from an overall lower level of demand in the aerospace industry following the September 11, 2001 terrorist attacks.

Operating results improved by $3.8 million in 2003, as compared to 2002. The improvement reflects primarily impairment charges of $3.0 million to write down long-lived assets, and $1.3 million to write down inventory through cost of goods sold recognized in 2002, offset partially by a 2.0% increase in selling, general and administrative costs as a percentage of sales. Operating results in our aerospace manufacturing segment decreased by $4.2 million in 2002, as compared to 2001. The decrease was due primarily to impairment charges of $3.0 million to write down long-lived assets, and $1.3 million to write down inventory through cost of goods sold. Goodwill amortization of $0.5 million was recorded in 2001.

On December 3, 2002, we sold our fastener business for approximately $657 million in cash to Alcoa Inc. Additionally, in February 2003, we adopted a formal plan to sell APS. The company expects to sell APS by December 2003. Accordingly, the results of our fastener business and APS have been restated to report them as discontinued operations.

Real Estate Operations Segment

Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York and also owns and leases a 102,000 square foot building in Chatsworth, California and a 208,000 square foot manufacturing facility located in Fullerton, California. We have two tenants that each occupy more than 10% of the rentable space of the shopping center. Rental revenue was $8.7 million in 2003, $7.2 million in 2002, and $7.5 million in 2001. Rental revenue increased by 21.5% in 2003, as compared to 2002, reflecting the lease of the Fullerton property and tenants occupying an additional 66,000 square feet of the shopping center. Rental revenue decreased by 4.5% in 2002, as compared to 2001, due to a decrease in the average per square foot amount charged to tenants in 2002. The weighted average occupancy rate of the shopping center was 87.1%, 76.9% and 74.4% in 2003, 2002, and 2001, respectively. The average effective annual rental rate per square foot of the shopp ing center was $20.27, $19.22, and $20.91 in 2003, 2002, and 2001, respectively. As of June 30, 2003, approximately 91% of the shopping center was leased. We anticipate that rental income will increase during 2004, as a result of a new lease for approximately 30,000 square feet, entered into shortly after the end of 2003. The Chatsworth property is leased through July 2008, and is expected to generate revenues and operating income of approximately $0.5 million per year. The Fullerton property is leased to Alcoa through October 2007, and is expected to generate revenues and operating income in excess of $0.5 million per year.

Operating income increased by $1.2 million to $2.7 million in 2003, as compared to $1.5 million in 2002. In 2003, repairs and maintenance expense and depreciation expense increased by $0.3 million and $0.2 million, respectively, as a result of an increased weighted-average portion of the shopping center being placed into service in 2003. Operating income increased by $1.2 million to $1.5 million in 2002, as compared to $0.3 million in 2001. In 2002, depreciation expense and real estate taxes increased by $0.5 million and $0.2 million, respectively, as a result of an increased weighted-average portion of the shopping center being placed into service in 2002. The results for 2001 were adversely affected by a charge of $2.5 million to write-off improvements at the shopping center.

Corporate Segment

The operating results at corporate in 2003 includes $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fastener business. The top four executives also have relinquished their right to any other future change of control payments. Other income at corporate decreased by $4.3 million in 2003, as compared to 2002, due primarily to income recognized in 2002 from the disposition of future royalty revenues to an unaffiliated third party in exchange for promissory notes. In January 2003, we reduced our corporate staff by approximately 24%. Severance expense associated with the reduction was $1.1 million in 2003.

The corporate segment operating loss in 2002 decreased by $1.3 million, or 7.1%, as compared to 2001. Results from 2001 included $3.1 million of gains recognized on the disposition of non-core assets. Results in each of 2002 and 2001, included consulting income of $1.5 million from a consulting agreement that expired on June 30, 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our combined cash and investment balances increased by $100.8 million to $121.9 million on June 30, 2003, as compared to $21.1 million on June 30, 2002. Our debt was reduced by $485.1 million, to $6.7 million on June 30, 2003, as compared to $491.8 million on June 30, 2002. Total capitalization was $144.5 million and $722.0 million as of June 30, 2003 and June 30, 2002, respectively. The change in capitalization included the $485.1 million decrease in debt reflecting repayment with the proceeds received from the sale of the fasteners business, and a decrease in equity of $92.4 million. The change in equity was due primarily to our reported net loss and changes in other comprehensive income, which included a decrease of $60.8 million, due to the recognition of the additional minimum pension liability, offset partially by a $19.6 million reversal of prior decreases in foreign currency translation adjustments, which were realized as part of the sale of our fasteners business.

Net cash used for operating activities for 2003, was $122.5 million. The working capital uses of cash in 2003 included $47.4 million of cash used for investments in trading securities, $7.4 million contributed to fund our pension plan, $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business, and $30.4 of non-cash charges and working capital changes provided to discontinued operations. Net cash provided by operating activities for 2002 was $19.4 million. The working capital uses of cash in 2002 included a $5.2 million decrease in accounts payable and other accrued liabilities and a $19.6 million increase in other non-current assets, offset partially by a $4.8 million decrease in accounts receivable, a $7.1 million decrease in other current assets, and a $4.5 million decrease in invento ry. The working capital uses of cash were offset by $20.0 million of non-cash charges and working capital changes provided from discontinued operations, and $5.3 million of earnings, after deducting non-cash expenses of $5.2 million for depreciation, $2.1 million from the amortization of deferred loan fees, $144.6 million for the cumulative effect of the change in accounting for goodwill, $3.4 million loss from impairments, and $4.6 million from the reduction in the fair market value of an interest rate contract. Net cash used for operating activities for fiscal 2001 was $40.2 million. The primary use of cash for operating activities in 2001 was a $104.9 million decrease in accounts payable and other accrued liabilities, offset partially by a $3.2 million decrease in accounts receivable, a $33.5 million increase in other current assets, a $2.7 million increase in inventories, and $32.5 million of non-cash charges and working capital changes provided from discontinued operations.

Net cash provided by investing activities for 2003, was $605.6 million. In 2003, the primary source of cash was $657.1 million of proceeds from the sale of our fastener business, $13.4 million of net cash proceeds received from notes receivable, and $2.5 million cash proceeds received from net assets held for sale. Net cash provided by investing activities was offset partially by $54.7 million of new investments, $9.9 million of capital expenditures, including the purchase of a manufacturing facility located in Fullerton, California, and $2.8 million of investing activities used for discontinued operations. Net cash used for investing activities was $9.6 million in 2002. The primary source of cash in 2002 was $4.0 million provided from the dispositions of non-core real estate and net assets held for sale, offset by $2.5 million of capital expenditures and a $5.8 increase in notes receivable and $6.6 million of investing activities used for discontinued operations. Net cash provided from inve sting activities for 2001 was $18.2 million, and included $28.0 million in proceeds received from the dispositions of investments, and $1.5 million in proceeds received from the disposition of property, offset by $3.8 million of capital expenditures, and by $9.7 million of investing activities used for discontinued operations.

Net cash used by financing activities was $485.8 million for 2003, which reflected the repayment of essentially all of our debt, except for a $3.4 million margin loan and $3.2 million of debt at Fairchild Aerostructures. Net cash used for financing activities in 2002 included a $9.6 million decrease in debt. Net cash provided by financing activities in 2001 was $15.4 million, and included a $14.7 million net issuance of additional debt used to fund operations.

At June 30, 2002, $5.6 million of promissory notes were due to us from an unaffiliated third party, which are included in notes receivable. The promissory notes earn $1.4 million of annual cash interest and were being accreted to a face value of $12.8 million through May 2006. The promissory notes are secured by $12.8 million face value of our outstanding 10.75% senior subordinated debentures due 2009 acquired by the third party. As a result of the sale of the fastener business on December 3, 2002, we redeemed for cash the debentures held by the third party, and the third party then satisfied its obligation under its promissory notes.

Our principal cash requirements include acquisitions, capital expenditures, and the payment of other liabilities including postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, cash available from borrowings, and proceeds received from dispositions of assets, including investments, will be adequate to satisfy our cash requirements during the next twelve months. In the second quarter of 2004, we may convert a large portion of our investments into cash or cash equivalents. Cash and cash equivalents, including investments in government securities, currently have much lower yields than the short-term bonds and other items we are currently invested in. We may also buy back up to 10% of our current outstanding Class A common stock, subject to market conditions, during the six months following the filing of this document.

We have entered into discussions with a lender to receive a 10-year, non-recourse, fixed rate, term-loan financing on our shopping center at interest rates currently approximating 6.1%.

Prior to the sale of our fastener business, the Pension Benefit Guaranty Corporation had contacted us to understand the impact of the sale of our fasteners business on our ability to fund our long-term pension obligations. The PBGC expressed concern that our retirement plan would be underfunded by $86 million after the sale of our fasteners business. We provided the PBGC with information, which represented the underfunding to be $42 million, using the PBGC plan termination assumptions. During 2003, we contributed $7.4 million of cash to fund this pension plan. Based upon our actuary's assumptions and projections, we do not expect additional cash contributions to this pension plan to be required until 2008.

At June 30, 2003, we had contractual commitments to repay debt (including capital lease obligations), and to make payments under operating leases. Payments due under these long-term obligations are as follows:

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt and capital lease obligations	$ 468	$ 219	$ 92	$ 88	$ 83	$ 2,333	$ 3,283
Operating lease commitments	2,338	1,698	1,418	806	384	1,207	7,851
Total contractual cash obligations	$ 2,806	$ 1,917	$ 1,510	$ 894	$ 467	$ 3,540	$ 11,134

We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At June 30, 2003, we had contingent liabilities of $2.3 million on commitments related to outstanding letters of credit.

In addition, we have $13.1 million classified as other long-term liabilities at June 30, 2003, including environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

At June 30, 2003, we have $130.3 million of federal income tax loss carryforwards expiring 2019 through 2022, and $4.9 million of unused alternative minimum tax credit carryforwards that do not expire. These federal income tax loss carryforwards may be reduced by adjustments during the income tax audits of 1995 through 2003, which have not been completed. As the periods of assessment for 1995 to 1998 have expired, additional tax may be collected from us only for 1999 to 2003. Nonetheless, the tax losses of $68.3 million arising in 1995, 1997, and 1998 may still be reduced for determining the proper amount of net operating loss available to be carried forward to years after 1998. The gain we reported between 1995 to 2003, for federal income tax, may be significantly increased if our tax positions are not sustained with respect to the sales of several businesses; and the repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not tre ated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended. If all of these adjustments were made for 1995 to 2003, the federal income tax loss carryforwards would be substantially reduced, and we may be required to pay additional tax and interest of up to $69 million, which has already been provided. The amount of additional tax and interest to be paid by the Company depends on the amount of income tax audit adjustments, which are made and sustained for 1995 to 2003. These adjustments, if any, would be made at a future date, which is presently uncertain, and therefore we cannot predict the timing of cash outflows. To the extent a favorable final determination of the recorded tax liabilities occurs, appropriate adjustments will be made to decrease the recorded tax liability in the year such favorable determination will occur. It is presently uncertain when a final determination will occur since no Internal Revenue Service audits of 1995 to 2002 have been completed.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities initiated after December 31, 2002. This standard has no impact on our financial statements.

Effective June 30, 2003, we adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard has no impact on our financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard has no impact on our financial statements.

Financial Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others" was issued in November 2002. FIN 45 was effective for periods ending after December 15, 2002. FIN 45 has no impact on our financial statements.

Financial Interpretation 46 "Consolidation of Variable Interest Entities" was issued in January 2003. FIN 46 requires that variable interest entities created before February 1, 2003 be consolidated during the first interim period after June 15, 2003. We have determined that, for our first quarter ending on September 30, 2003, we will consolidate our limited partner interest in a landfill development partnership in which we are the source of funds.

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

The interest rate swap agreement was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we do not use hedge accounting. We have recognized a non-cash decrease in the fair market value of interest rate derivatives, of $7.7 million, $4.6 million and $5.6 million in 2003, 2002, and 2001, respectively, as a result of the fair market value adjustment for our interest rate swap agreement.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

(In thousands)

Expected maturity date	February 19, 2008
Type of interest rate contract	Variable to Fixed
Variable to fixed contract amount	$100,000
Fixed LIBOR rate	6.745%
Weighted average forward LIBOR rate	2.48%
Fair market value at June 30, 2003	$(18,662)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the report of our independent auditors, are set forth below.

              Page

Report of KPMG LLP, Independent Auditors (Fiscal 2003)       24

Report of Ernst & Young LLP, Independent Auditors (Fiscal 2002 and 2001)     25

Consolidated Balance Sheets as of June 30, 2003 and 2002       26

Consolidated Statements of Operations and Other Comprehensive Income (Loss) for each of the

Three Years Ended June 30, 2003, 2002, and 2001        28

Consolidated Statements of Stockholders' Equity for each of the Three Years Ended

 June 30, 2003, 2002, and 2001          30

Consolidated Statements of Cash Flows for each of the Three Years Ended June 30, 2003, 2002, and 2001  31

Notes to Consolidated Financial Statements         32

Supplementary information regarding "Quarterly Financial Data (Unaudited)" is set forth under Item 8 in Note 19 to Consolidated Financial Statements.

Report of KPMG LLP, Independent Auditors

To the Board of Directors of The Fairchild Corporation:

We have audited the accompanying consolidated balance sheet of The Fairchild Corporation and subsidiaries (the "Company") as of June 30, 2003, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet of the Company as of June 30, 2002, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2002 were audited by other auditors whose report dated March 28, 2003 expressed an unqualified opinion on those consolidated financial statements.

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

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation and subsidiaries at June 30, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ KPMG LLP

McLean, Virginia

September 12, 2003

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors of The Fairchild Corporation:

We have audited the accompanying consolidated balance sheet of The Fairchild Corporation and subsidiaries (the "Company") as of June 30, 2002, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Fairchild Corporation and subsidiaries at June 30, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, "Accounting for Goodwill and Other Intangible Assets."

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 144, "Accounting or Disposal of Long-Lived Assets."

/s/ Ernst & Young LLP

McLean, Virginia

March 28, 2003

THE FAIRCHILD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	June 30,	June 30,
	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$ 12,017	$ 14,810
Short-term investments	48,403	966
Accounts receivable-trade, less allowances of $1,598 and $2,577	16,327	12,232
Inventories:
Finished goods	24,708	20,382
Work-in-process	723	1,555
Raw materials	308	1,311
	25,739	23,248
Current assets of discontinued operations	728	286,769
Prepaid expenses and other current assets	3,590	3,891
Total Current Assets	106,804	341,916

Property, plant and equipment, net of accumulated
depreciation of $26,081 and $22,228	126,574	119,757
Net noncurrent assets held for sale	312	9,928
Noncurrent assets of discontinued operations	125	384,145
Goodwill	10,821	17,438
Investments and advances, affiliated companies	7,136	3,261
Prepaid pension assets	59,892	64,693
Deferred loan costs	1,071	10,925
Long-term investments	61,486	5,360
Notes receivable	7,801	11,275
Deferred income tax assets	-	16,611
Other assets	8,527	6,809
TOTAL ASSETS	$ 390,549	$ 992,118

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30,	June 30,
	2003	2002
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$ 3,879	$ 53,879
Accounts payable	11,262	9,456
Accrued liabilities:
Salaries, wages and commissions	10,408	4,625
Employee benefit plan costs	2,531	2,025
Insurance	13,460	10,465
Interest	704	6,365
Other accrued liabilities	12,231	21,294
Income taxes	1,703	702
Current liabilities of discontinued operations	859	69,059
Total Current Liabilities	57,037	177,870

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	2,815	437,917
Fair value of interest rate contract	18,662	10,989
Other long-term liabilities	13,101	13,569
Pension liabilities	63,829	-
Retiree health care liabilities	27,894	28,011
Noncurrent income taxes	69,395	53,791
Noncurrent liabilities of discontinued operations	-	39,749
TOTAL LIABILITIES	252,733	761,896

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,377 (30,354 in 2002) shares issued and 22,563 (22,540 in 2002);
shares outstanding; entitled to one vote per share	3,037	3,035
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,622 shares issued and outstanding; entitled to ten votes per share	262	262
Paid-in capital	232,741	232,797
Treasury stock, at cost, 7,814 shares of Class A common stock	(76,459)	(76,532)
Retained earnings	40,961	94,153
Notes due from stockholders	(1,508)	(1,831)
Cumulative other comprehensive loss	(61,218)	(21,662)
TOTAL STOCKHOLDERS' EQUITY	137,816	230,222
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 390,549	$ 992,118

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the years ended June 30,
REVENUE:	2003	2002	2001
Net sales	$ 68,820	$ 76,531	$ 94,192
Rental revenue	8,699	7,159	7,498
	77,519	83,690	101,690
COSTS AND EXPENSES:
Cost of goods sold	54,792	61,059	72,030
Cost of rental revenue	5,665	4,917	4,622
Selling, general & administrative	61,344	39,594	40,517
Other (income) expense, net	(2,581)	(4,293)	(4,181)
Amortization of intangibles	-	-	1,097
Impairment charges	6,726	3,435	4,750
	125,946	104,712	118,835
OPERATING LOSS	(48,427)	(21,022)	(17,145)
Interest expense	38,460	49,650	55,605
Interest income	(9,969)	(4,304)	(1,684)
Net interest expense	28,491	45,346	53,921
Investment income (loss)	(20)	(992)	8,367
Decrease in fair market value of interest rate contract	(7,673)	(4,567)	(5,610)
Loss from continuing operations before income taxes	(84,611)	(71,927)	(68,309)
Income tax (provision) benefit	(446)	16,047	28,676
Equity in earnings (loss) of affiliates, net	(1,066)	(138)	110
Minority interest, net	39	-	-
Loss from continuing operations	(86,084)	(56,018)	(39,523)
Earnings from discontinued operations, net	3,108	46,070	24,337
Gain on disposal of discontinued operations, net	29,784	-	-
Cumulative effect of change in accounting for goodwill	-	(144,600)	-
NET LOSS	$ (53,192)	$ (154,548)	$ (15,186)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$ 19,580	$ 21,621	$ (24,452)
Minimum pension liability	(60,806)	-	-
Unrealized holding changes on derivatives	(126)	63	(478)
Unrealized periodic holding changes on securities	1,796	(626)	(1,028)
Other comprehensive income (loss)	(39,556)	21,058	(25,958)
COMPREHENSIVE LOSS	$ (92,748)	$ (133,490)	$ (41,144)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the years ended June 30,
	2003	2002	2001
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$ (3.42)	$ (2.23)	$ (1.57)
Earnings from discontinued operations, net	0.12	1.83	0.97
Gain on disposal of discontinued operations, net	1.17	-	-
Cumulative effect of change in accounting for goodwill	-	(5.75)	-
NET LOSS	$ (2.11)	$ (6.15)	$ (0.60)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$ 0.79	$ 0.86	$ (0.97)
Minimum pension liability	(2.42)
Unrealized holding changes on derivatives	(0.01)	-	(0.02)
Unrealized periodic holding changes on securities	0.07	(0.02)	(0.04)
Other comprehensive loss	(1.57)	0.84	(1.03)
COMPREHENSIVE LOSS	$ (3.68)	$ (5.31)	$ (1.63)

Weighted average shares outstanding:
Basic and Diluted	25,170	25,155	25,122

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

							Cumulative
							Other
	Class A	Class B				Notes	Comprehensive
	Common	Common	Paid-in	Treasury	Retained	Due From	Income
	Stock	Stock	Capital	Stock	Earnings	Stockholders	(Loss) (a)	Total
Balance, July 1, 2000	3,008	262	231,190	(75,506)	263,887	(1,867)	(16,762)	404,212
Net loss	-	-	-	-	(15,186)	-	-	(15,186)
Cumulative translation adjustment	-	-	-	-	-	-	(24,452)	(24,452)
Proceeds received from stock options exercised (374,016 shares)	26	-	1,403	(1,057)	-	-	-	372
Compensation expense-stock options	-	-	227	-	-	-	-	227
Net change in stockholders' loans	-	-	-	-	-	100	-	100
Change in fair market value of interest rate contract	-	-	-	-	-	-	(478)	(478)
Net unrealized holding changes on
available-for-sale securities	-	-	-	-	-	-	(1,028)	(1,028)
Balance, June 30, 2001	3,034	262	232,820	(76,563)	248,701	(1,767)	(42,720)	363,767
Net loss	-	-	-	-	(154,548)	-	-	(154,548)
Cumulative translation adjustment	-	-	-	-	-	-	21,621	21,621
Issuance of deferred compensation units	1	-	(32)	31	-	-	-	-
Compensation expense-stock options	-	-	9	-	-	-	-	9
Net change in stockholders' loans	-	-	-	-	-	(64)	-	(64)
Change in fair market value of interest rate contract	-	-	-	-	-	-	63	63
Net unrealized holding changes on available-for-sale securities	-	-	-	-	-	-	(626)	(626)
Balance, June 30, 2002	3,035	262	232,797	(76,532)	94,153	(1,831)	(21,662)	230,222
Net loss	-	-	-	-	(53,192)	-	-	(53,192)
Cumulative translation adjustment	-	-	-	-	-	-	19,580	19,580
Proceeds received from stock options exercised (6,711 shares)	-	-	19	-	-	-	-	19
Issuance of deferred compensation units	2	-	(75)	73	-	-	-	-
Net change in stockholders' loans	-	-	-	-	-	323	-	323
Net change in unrecognized fair market value of cash flow hedges	-	-	-	-	-	-	(126)	(126)
Net change in unrecognized actuarial loss on pensions	-	-	-	-	-	-	(60,806)	(60,806)
Net unrealized holding changes on available-for-sale securities	-	-	-	-	-	-	1,796	1,796
Balance, June 30, 2003	$ 3,037	$ 262	$232,741	$(76,459)	$ 40,961	$ (1,508)	$ (61,218)	$137,816

  - At June 30, 2003, cumulative other comprehensive loss was comprised of a $60,806 unrecognized actuarial loss on pensions, $95 of foreign currency translation adjustments, $224 of unrealized holding gains on available-for-sale securities, and $541 of the remaining unamortized portion of the transitional fair market value of the interest rate contract. At June 30, 2002, cumulative other comprehensive loss was comprised of $19,675 of foreign currency translation adjustments, $1,572 of unrealized holding losses on available-for-sale securities, and $415 of the remaining unamortized portion of the transitional fair market value of the interest rate contract.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$ (53,192)	$ (154,548)	$ (15,186)
Depreciation	5,546	5,161	6,087
Deferred loan fee amortization	11,018	2,084	1,871
Cumulative effect of change in accounting for goodwill	-	144,600	-
Net gain on the disposition of discontinued operations	(29,784)	-	-
Loss from impairments	6,726	3,435	4,750
(Gain) loss on sale of property, plant, and equipment	(764)	45	386
Equity in earnings (loss) of affiliates, net	1,066	138	(110)
Paid-in kind interest income	(7,536)	(653)	-
Unrealized holding loss on interest rate contract	7,673	4,567	5,610
Realized (gain) loss from sale and impairment of investments	1,214	1,931	(8,861)
Change in trading securities	(47,377)	1,022	667
Change in accounts receivable	(4,095)	4,792	3,224
Change in inventories	(2,491)	4,513	2,691
Change in prepaid expenses and other current assets	301	7,146	33,461
Change in other non-current assets	(300)	(19,583)	(3,178)
Change in accounts payable, accrued liabilities and other long-term liabilities	19,862	(5,221)	(104,062)
Non-cash charges and working capital changes of discontinued operations	(30,388)	19,959	32,494
Net cash provided by (used for) operating activities	(122,521)	19,388	(40,156)
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,861)	(2,450)	(3,832)
Proceeds from sale of plant, property and equipment	-	315	1,543
Proceeds received from available-for-sale investment securities, net	(54,637)	1,755	28,460
Equity investment in affiliates	(80)	(524)	477
Net proceeds received from the sale of discontinued operations	657,050	-	-
Changes in net assets held for sale	2,456	3,679	1,491
Changes in notes receivable	13,405	(5,817)	(170)
Investing activities of discontinued operations	(2,817)	(6,590)	(9,736)
Net cash provided by (used for) investing activities	605,516	(9,632)	18,233
Cash flows from financing activities:
Proceeds from issuance of debt	58,542	131,225	168,161
Debt repayments	(543,562)	(140,825)	(153,416)
Issuance of Class A common stock	19	9	593
Payment of financing fees	(1,164)	-	-
Notes due from stockholders	323	(64)	100
Net cash provided by (used for) financing activities	(485,842)	(9,655)	15,438
Effect of exchange rate changes on cash	54	942	(832)
Net change in cash and cash equivalents	(2,793)	1,043	(7,317)
Cash and cash equivalents, beginning of the year	14,810	13,767	21,084
Cash and cash equivalents, end of the year	$ 12,017	$ 14,810	$ 13,767

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

Corporate Structure: The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. Banner Aerospace Holding Company I, Inc. is a 100% owned subsidiary. Fairchild Holding Corp. is our indirect 100% owned subsidiary. Fairchild Holding Corp. is the owner of Fairchild Aerostructures, Inc., and the indirect owner of 100% of Warthog Inc. Our principal operations are conducted through Banner Aerospace Holding Company I, Fairchild Aerostructures, and Warthog. Our consolidated financial statements present the results of our former fastener business, and APS, a small subsidiary being sold, as discontinued operations.

Nature of Business Operations: Our business consists of three segments: aerospace distribution, aerospace manufacturing and real estate operations. Our aerospace distribution segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies worldwide. Our aerospace manufacturing segment primarily manufactures airframe components. Our real estate operations segment owns and leases a shopping center located in Farmingdale, New York, and owns and rents two improved parcels located in Southern California.

Recent Developments: On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. The cash received from Alcoa is subject to a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital as of March 31, 2002. We may also receive additional cash proceeds up to $12.5 million per year over the four-year period from 2003 to 2006, if the number of commercial aircraft delivered by Boeing and Airbus exceeds specified annual levels. (See Note 2 and Note 16 for additional details).

Fiscal Year: Our fiscal year ends June 30. All references herein to "2003", "2002", and "2001" mean the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

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

Concentration of Credit Risk: Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, cash equivalents and trade receivables. We sell our products throughout the world to a large number of customers, primarily in the aerospace industry. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial condition. We do not generally require collateral. We invest available cash in money market securities of financial institutions with high credit ratings and United States treasury securities. As we continue to investigate how best to deploy our available funds in long term opportunities we maintain an investment portfolio with the short-term goal of maximizing the returns on our available funds. These investments are primarily concentrated in high investment grade corporate bonds that have a short-term maturity. We also invest restricted funds in longer term opportunities which, while speculative, we believe will result in better rates of return. Investment portfolios are subject to fluctuations in market value.

Cash Equivalents/Statements of Cash Flows: For purposes of the Statements of Cash Flows, we consider all highly liquid investments with original maturity dates of three months or less as cash equivalents. Cash is invested in short-term treasury bills and certificates of deposit. Total net cash disbursements (receipts) made by us for income taxes and interest expense were as follows:

	2003	2002	2001
Interest	$29,195	$45,755	$50,471
Income taxes	823	571	388

Restricted Cash and Investments: On June 30, 2003 and June 30, 2002, we had restricted cash and investments of $55,107 and $472, respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract and escrow arrangements. The restricted funds are invested in money market funds, U.S. government securities, or high investment grade corporate bonds. Restricted cash and investments are classified with short-term and long-term investments on June 30, 2003 and classified as short-term investments on June 30, 2002.

Investments: Management determines the appropriate classification of our investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in investment income (loss). Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments in equity securities and limited partnerships that do not have readily determinable fair values are stated at cost and are categorized as other investments. Realized gains and losses are determined using the specific identification method based on the trade date of a transaction. Interest on corporate obligations, as well as dividends on preferred stock, are accrued at the balance sheet date. Investments in companies in which ownership interests range from 20 to 50 percent are accounted for using the equity method.< /P>

Accounts Receivable: We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of allowance for doubtful accounts will change in the future. Changes in the allowance for doubtful accounts are as follows:

	For the years ended June 30,
	2003	2002	2001
Beginning balance	$ 2,577	$ 1,895	$ 2,406
Charges to cost and expenses	115	2,629	448
Charges to other accounts (a)	31	3	14
Amounts written off	(1,125)	(1,950)	(973)
Ending balance	$ 1,598	$ 2,577	$ 1,895

(a) Represent recoveries of amounts written off in prior periods.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

Properties and Depreciation: The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Our machinery and equipment is depreciated over 10 years. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated depreciation methods for Federal income tax purposes. We own and operate a shopping center located in Farmingdale, New York, which is recorded at cost and includes financing costs, interest costs, and real estate taxes incurred during the original construction period. Ordinary repairs and maintenance are expensed as incurred and major replacements and improvements are capitalized. Building and improvements are depreciated on a straight-line basis over an estimated useful life of 30 years. Tenant improvements and costs incurred to prepare tena nt space for occupancy are depreciated on a straight-line basis over the terms of the respective leases or the assets' remaining useful lives, whichever is shorter. Depreciation expense from continuing operations was $5,546, $5,161, and $4,851, in 2003, 2002, and 2001, respectively. Property, plant and equipment consisted of the following:

	June 30,	June 30,
	2003	2002
Land	$ 53,340	$ 49,295
Building and improvements	74,625	70,611
Machinery and equipment	13,607	14,689
Transportation vehicles	371	327
Furniture and fixtures	4,702	4,313
Construction in progress	6,010	2,750
Property, plant and equipment, at cost	152,655	141,985
Less: Accumulated depreciation	26,081	22,228
Net property, plant and equipment	$ 126,574	$ 119,757

Net Assets Held for Sale: Net assets held for sale are stated at the lower of cost or at estimated net realizable value, which considers anticipated sales proceeds. Interest is not allocated to net assets held for sale. Net assets held for sale at June 30, 2003 includes one parcel of real estate in our corporate segment that we sold subsequent to June 30, 2003. Net assets held for sale that had a balance of $7,841 at June 30, 2002, which were not sold in 2003, were reclassified to land ($620); to notes receivable ($6,737); and to equity investments ($484).

Amortization of Goodwill: On July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." Since the adoption of SFAS No. 142, goodwill and intangible assets deemed to have an indefinite life are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, goodwill is tested for impairment annually, or immediately if conditions indicate that such an impairment could exist. All of our goodwill is deemed to have an indefinite life and as a result of adopting SFAS No. 142, we ceased amortizing goodwill. Prior to the implementation of SFAS No. 142, we recognized amortization expense for goodwill of $1,097, from continuing operations in 2001, and $11,409 from discontinued operations in 2001. In fiscal 2003, we recognized an impairment charge of $6,617 to goodwill at one of our business unit's within our aerospace distribution segment. (See Note 3).

Deferred Loan Costs: Costs incurred in connection with the issuance of debentures and credit facilities are deferred and amortized, using the effective interest method over the term of the agreements. Amortization expense of these loan costs was $1,115, $2,084, and $1,871, in 2003, 2002, and 2001, respectively. In connection with proceeds from the sale of the fastener business, we repaid our bank credit agreement in the United States, all of the outstanding $225 million senior subordinated notes, and our $30,750 term loan agreement on our shopping center. The remaining $9,903 million of deferred loan fees associated with the bank credit agreement and senior subordinated notes were expensed as interest expense during 2003.

Valuation of Long-Lived Assets: We review our long-lived assets for impairment, including property, plant and equipment, and identifiable intangibles with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows will be greater than the carrying amount of our assets. Impairment is measured based on the difference between the carrying amount of our assets and their estimated fair value. Impairment charges of $6.7 million, $3.4 million, and $4.8 million, were recorded in 2003, 2002 and 2001, respectively. The 2003 impairment included the $6.6 million write down of goodwill at our aerospace distribution segment and the $0.1 million write down of intangible assets of a start-up company in our corporate and other segment. The 2002 impairment charge included $3.0 million to write down the lo ng-lived assets of a small airframe manufacturing operation at our aerospace manufacturing segment, and $0.4 million to write-off tenant improvements at our shopping center. The 2001 impairment charge included a write-off of approximately $2.3 million of improvements at our shopping center; and $2.4 million due to the closing of a small subsidiary at our aerospace distribution segment, of which $1.7 million represented the write-off of goodwill, and $0.4 million represented severance payments. Additionally, included as partial offset to earnings from discontinued operations in fiscal 2001, was an impairment charge of $1.1 million that was recognized to write-off leasehold improvements from the relocation of a domestic distribution facility of our fasteners business.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date.

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

Research and Development: Company-sponsored research and development expenditures are expensed as incurred and were insignificant in 2003, 2002 and 2001.

Capitalization of Interest and Taxes: We capitalized interest expense and property taxes relating to certain real estate property developed in Farmingdale, New York. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Interest of $386 was capitalized in 2001.

Stock-Based Compensation: As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", we use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, for our stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in 2003, 2002 or 2001. We recognized compensation expense of $9 and $13 from stock options issued to consultants in 2002 and 2001, respectively. If stock options granted in 2003, 2002 and 2001 were accounted for based on their fair value as determined under SFAS 123, pro forma results would be as follows:

	2003	2002	2001
Net loss:
As reported	$ (53,192)	$ (154,548)	$ (15,186)
Pro forma	(53,739)	(155,431)	(16,379)
Basic and diluted loss per share:
As reported	$ (2.11)	$ (6.15)	$ (0.60)
Pro forma	(2.14)	(6.18)	(0.65)

The pro forma effects of applying SFAS 123 are not representative of the effects on reported net results for future years. Additional grants are expected in future years.

The weighted average grant date fair value of options granted during 2003, 2002, and 2001 was $3.07, $1.62, and $3.13, respectively. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following significant assumptions were made in estimating fair value:

	2003	2002	2001
Risk-free interest rate	3.0% - 3.3%	3.6% - 4.7%	5.3% - 6.3%
Expected life in years	4.95	4.75	4.31
Expected volatility	72%	53% - 65%	52% - 53%
Expected dividends	None	None	None

For additional information on stock options see Note 12.

Fair Value of Financial Instruments: The carrying amount reported in the consolidated balance sheets approximates the fair value for our cash and cash equivalents, investments, specified hedging agreements, short-term borrowings, current maturities of long-term debt, and all other variable rate debt (including borrowings under our credit agreements). The fair value for our other fixed rate long-term debt is determined by the market value of recent trades or estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements (See Note 7). Fair values of our other off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing.

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

Reclassifications: Certain amounts in our prior years' consolidated financial statements have been reclassified to conform to the 2003 presentation.

Recently Issued Accounting Pronouncements: In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for our fiscal year beginning on July 1, 2002. Accordingly, we have accounted for the sale of the fastener business and APS as discontinued operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". SFAS No. 145 eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of tax, in an entity's statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both "unusual in nature" and "infrequent in occurrence" as prescribed under Accounting Principles Bulletin No. 30, "Reporting the Result of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for our fiscal year beginning on July 1, 2002. Accordingly, we recorded $9.9 million as interest ex pense to write-off deferred loan fees associated with our debt extinguished in 2003.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities initiated after December 31, 2002. We have not had any impact of SFAS No. 146 since adopting this standard. Included in selling, general and administrative expense for the year ended June 30, 2003, was $1.1 million of severance expense associated with the downsizing of our corporate staff. The severance plan was initiated prior to December 31, 2002.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Statement 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies, of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share, in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. We are currently accounting for stock options using the intrinsic value method of Opinion 25. Under the intrinsic value method, compensation expense determined under the fair value method is not recognized in the income statement, but the effects are disclosed. Previous to Statement 148, the disclosure was required only in annual financial statements. Beginning with our fiscal 2003 third quarter 10-Q, these disclosures became required on a quarterly basis.

Financial Interpretation 46 "Consolidation of Variable Interest Entities" was issued in January 2003. FIN 46 requires that variable interest entities created before February 1, 2003 be consolidated during the first interim period after June 15, 2003. We have determined that, for our first quarter ending on September 30, 2003, we will consolidate our limited partner interest in a landfill development partnership in which we are the sole source of providing funds.

  DISCONTINUED OPERATIONS

  Fastener Business

  On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. The cash received from Alcoa is subject to a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital as of March 31, 2002. During the four-year period from 2003 to 2006, we are entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of threshold levels up to a maximum of $12.5 million per year. The threshold aircraft delivery levels are 505 in 2003; 515 in 2004; 570 in 2005; and 650 in 2006.

  In connection with the sale, we have deposited with an escrow agent $25 million to secure indemnification obligations we may have to Alcoa. The escrow period is five years, but funds may be held longer if claims are asserted and unresolved. The escrow is classified in long-term investments on our balance sheet. In addition, for a period of five years after the closing, we are required to maintain our corporate existence, take no action to cause our own liquidation or dissolution, and take no action to declare or pay any dividends on our common stock. (Please See Note 16, for further discussion).

  The sale of the fastener business has reduced our dependence upon the aerospace industry. Additionally, the sale has allowed us to eliminate substantially all of our debt. We used a portion of the proceeds from the sale to repay our bank debt and to acquire by tender all of our outstanding $225 million 10.75% senior subordinated notes due in April 2009, leaving us with $6.7 million of debt outstanding on June 30, 2003. We plan to use the remaining proceeds from the sale to fund acquisitions.

  In 2003, we recorded a $29.8 million gain on the disposal of discontinued operations, net of $20.5 million of income taxes, as a result of the sale of the fastener business.

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

  The results of the fastener business and APS are recorded as earnings from discontinued operations, the components of which are as follows:

	2003	2002	2001
Net sales	$ 206,667	$ 547,562	$ 528,620
Cost of goods sold	156,659	410,724	394,638
Gross margin	50,008	136,838	133,982

Selling, general & administrative expense	45,421	88,748	95,998
Other (income) expense, net	1,201	(254)	(156)
Operating income	3,386	48,344	38,140
Net interest expense	373	1,409	1,796
Earnings from discontinued operations before income taxes	3,013	46,935	36,344
Income tax benefit (provision)	95	(865)	(12,007)
Net earnings from discontinued operations	$ 3,108	$ 46,070	$ 24,337

  The assets and liabilities of the fastener business and APS were reported as assets and liabilities of discontinued operations at June 30, 2003 and June 30, 2002, and were as follows:

	June 30,	June 30,
	2003	2002
Current assets of discontinued operations:
Short-term investments	$ -	$ 87
Accounts receivable	425	98,977
Inventories	300	164,297
Deferred taxes	-	11,723
Prepaid and other current assets	3	11,685
	$ 728	$286,769

Noncurrent assets of discontinued operations:
Property, plant and equipment	$ 71	$ 304,044
Accumulated depreciation	(71)	(178,318)
Goodwill	-	257,111
Notes receivable	-	223
Other assets	125	1,085
	$ 125	$ 384,145
Current liabilities of discontinued operations:
Accounts payable	(25)	(30,470)
Accrued liabilities	(834)	(38,589)
	$ (859)	$(69,059)

Noncurrent liabilities of discontinued operations:
Retiree health care liabilities	-	(14,640)
Noncurrent deferred income taxes	-	(20,888)
Other long-term liabilities	-	(4,221)
	$ -	$(39,749)
Total net assets of discontinued operations	$ (6)	$ 562,106

  GOODWILL

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. We will follow the requirements of this statement for business acquisitions made after June 30, 2001. There were no acquisitions during 2003 and 2002.

Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This statement changes the accounting for goodwill by requiring that goodwill and intangible assets deemed to have an indefinite life not be amortized and that the amortization period of intangible assets with finite lives will no longer be limited to forty years. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The determination of impairment required by SFAS No. 142 is a two-step process. The first step compares the carrying value of a reporting unit to the fair value of a reporting unit with goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of goodwill impairment. The second step allo cates the fair value of the reporting unit to the reporting unit's net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared to the carrying value of its goodwill and any shortfall represents the amount of goodwill impairment. The fair market value of a reporting unit is determined by considering the market prices of comparable businesses and the present value of cash flow projections.

In 2002, we recorded a goodwill impairment charge of $144.6 million from the implementation of SFAS No. 142, presented as a cumulative effect of change in accounting, as of the beginning of our fiscal year. Of this amount, $19.3 million relates to our Fairchild Aerostructures operating unit in our aerospace manufacturing segment, and $125.3 million relates to our fastener business sold to Alcoa on December 3, 2002. No tax effect was recognized on the change in accounting for goodwill. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, goodwill will be tested for impairment annually, or immediately if conditions indicate that such an impairment could exist. All of our goodwill has been deemed to have an indefinite life; and as a result of adopting SFAS No. 142, we ceased amortizing goodwill. Prior to the implementation of SFAS No. 142, we recognized amortization expense for goodwill of $12.5 million in 2001. We have selected the first day of our fourth qua rter as our annual impairment test date. In fiscal 2003, we recognized an impairment charge of $6.6 million to goodwill at one business unit within our aerospace distribution segment.

The following table provides the comparable effects of adoption of SFAS No. 142 for 2003, 2002 and 2001, respectively:

	2003	2002	2001
Reported net loss	$ (53,192)	$ (154,548)	$ (15,186)
Add back: Goodwill amortization (a)	-	-	12,506
Adjusted net loss	$ (53,192)	$ (154,548)	$ (2,680)
Basic and Diluted loss per share:
Reported net loss	$ (2.11)	$ (6.15)	$ (0.60)
Add back: Goodwill amortization	-	-	0.50
Adjusted net loss	$ (2.11)	$ (6.15)	$ (0.10)

  - Includes goodwill amortization expense from discontinued operations of $11,409 in 2001.

The changes in the carrying amount of goodwill for the years ended June 30, 2003 and 2002, are as follows:

	Aerospace	Aerospace	Discontinued
	Distribution	Manufacturing	Operations	Total
Balance as of June 30, 2001	$ 17,438	$ 19,320	$ 382,391	$ 419,149
Goodwill written off on adoption of SFAS No. 142	-	(19,320)	(125,280)	(144,600)
Balance as of June 30, 2002	17,438	$ -	257,111	274,549
Goodwill impairment	(6,617)	-	-	(6,617)
Sale of discontinued operations	-	-	(257,111)	(257,111)
Balance as of June 30, 2003	$ 10,821	$ -	$ -	$ 10,821

  CASH EQUIVALENTS AND INVESTMENTS

  Cash equivalents and investments at June 30, 2003 consist primarily of investments in United States government securities and investment grade corporate bonds, which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other short-term investments and long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:

	June 30, 2003		June 30, 2002
	Aggregate		Aggregate
	Fair	Cost		Fair	Cost
	Value	Basis		Value	Basis
Cash and cash equivalents:
U.S. government securities	$ 10,829	$ 10,829		$ -	$ -
Money market and other cash funds	1,188	1,188		14,810	14,810
Total cash and cash equivalents	$ 12,017	$ 12,017		$ 14,810	$ 14,810

Short-term investments:
U.S. government securities - restricted	$ 7,478	$ 7,478		$ -	$ -
Money market funds - restricted	-	-		472	472
Trading securities - corporate bonds	40,426	39,913		-	-
Trading securities - equity securities	388	607		355	574
Available-for-sale equity securities	56	199		84	200
Other investments	55	55		55	55
Total short-term investments	$ 48,403	$ 48,252		$ 966	$ 1,301

Long-term investments:
U.S. government securities - restricted	$ 24,364	$ 24,364		$ -	$ -
Money market funds - restricted	220	220		-	-
Corporate bonds - restricted	23,045	23,033		-	-
Available-for-sale equity securities	9,571	9,215		1,074	3,329
Other investments	4,286	4,286		4,286	4,286
Total long-term investments	$ 61,486	$ 61,118		$ 5,360	$ 7,615

Total cash equivalents and investments	$ 121,906	$ 121,387		$ 21,136	$ 23,726

  On June 30, 2003 and June 30, 2002, we had restricted investments of $55,107 and $472, respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract and escrow arrangements. The restricted funds are invested in money market funds, U.S. government securities, or high investment grade corporate bonds.

  On June 30, 2003, we had gross unrealized holding gains from available-for-sale securities of $368 and gross unrealized losses from available-for-sale securities of $142. In 2003, we recognized $2,395 in realized loss on available-for-sale securities due to other than temporary declines in market value. On June 30, 2002, we had gross unrealized losses from available-for-sale securities of $2,372. We use the specific identification method to determine the gross realized gains (losses) from sales of available-for-sale securities. Investment income (loss) is summarized as follows:

	2003	2002	2001
Gross realized gain from sales of available-for-sale securities	$ 633	$ 30	$ 10,732
Gross realized loss from sales of trading securities	-	(811)	-
Change in unrealized holding gain (loss) from trading securities	516	486	(668)
Gross realized loss from impairments	(2,395)	(2,296)	(2,376)
Dividend income	1,226	1,599	679
	$ (20)	$ (992)	$ 8,367

  INVESTMENTS AND ADVANCES, AFFILIATED COMPANIES

  Our carrying value of investments and advances, affiliated companies is summarized as follows:

	June 30,	June 30,
	2003	2002
Aviation One	$ 2,400	$ 2,758
Voyager Kibris	4,343	-
Others	393	503
	$ 7,136	$ 3,261

  In June 2003, we acquired a 30% interest in Voyager Kibris, Ltd. Voyager Kibris owns and operates a hotel located in Northern Cyprus. Subsequent to June 30, 2003, we acquired the remaining 50% partnership interest in Aviation One. Aviation One owns and operates a corporate jet located in Europe. Our share of equity in earnings (loss), net of tax, of unconsolidated affiliates for 2003, 2002 and 2001 was $(1,066), $(138), and $110, respectively. On June 30, 2003, approximately $1,396 of undistributed losses of 50 percent or less currently owned affiliates accounted for using the equity method were included in our $40,961 consolidated retained earnings.

  NOTES RECEIVABLE

  At June 30, 2002, $5.6 million of promissory notes were due to us from an unaffiliated third party, which were secured by $12.8 million face value of our outstanding 10.75% senior subordinated debentures due 2009 acquired by the third party. As a result of the sale of the fastener business on December 3, 2002, we redeemed for cash the debentures held by the third party, and the third party then satisfied its obligation under its promissory notes. Such event triggered an acceleration of paid-in kind interest due to us on the promissory notes and we recognized $7.2 million of associated interest income in 2003.

  NOTES PAYABLE AND LONG-TERM DEBT

  In connection with the sale of the fastener business, we repaid our bank credit agreement in the United States, all of the outstanding $225 million senior subordinated notes and our $30,750 non-recourse term loan agreement on our shopping center. The remaining $9.9 million of deferred loan fees associated with the bank credit agreement and senior subordinated notes were expensed as interest expense during 2003. At June 30, 2003 and June 30, 2002, notes payable and long-term debt consisted of the following:

	June 30,	June 30,
	2003	2002
Short-term notes payable (weighted average interest rates of 1.3% and 3.8% in 2003 and 2002, respectively)	$ 3,411	$ 18,974
Bank credit agreement	$ -	$ 209,450
10 3/4% Senior subordinated notes due 2009	-	225,000
Non-recourse term loan agreement - shopping center	-	30,750
Capital lease obligations, interest from 9.1% to 10.1%	97	607
Other notes payable, collateralized by property, plant and Equipment, interest from 7.5% to 7.9%	3,186	7,015
	3,283	472,822
Less: current maturities of long-term debt	(468)	(34,905)
Net long-term debt	$ 2,815	$ 437,917
Total debt	$ 6,694	$ 491,796

  Margin Loan Agreement

  At June 30, 2003, we maintained a margin loan account with Credit Suisse First Boston that had an outstanding balance of $3,411. The margin loan account was secured by our investments with a market value of $6,223 at June 30, 2003. The margin loan bears interest at 1% above LIBOR.

  Letters of Credit

  We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At June 30, 2003, we had contingent liabilities on commitments related to outstanding letters of credit of $2,326, which were secured by restricted cash collateral. At June 30, 2002, we had contingent liabilities on commitments related to outstanding letters of credit of $17,959, which were supported by a sub-facility under our former bank credit agreement.

  Debt Maturity Information

  The annual maturity of our bank notes payable and long-term debt obligations (exclusive of capital lease obligations) for each of the five years following June 30, 2003, are as follows: $3,846 for 2004; $187 for 2005; $71 for 2006; $76 for 2007; and $83 for 2008.

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  In fiscal 1998, we entered into a ten-year interest rate swap agreement to reduce our cash flow exposure to increases in interest rates on variable rate debt. The ten-year interest rate swap agreement provided us with interest rate protection on $100 million of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. On February 17, 2003, the bank, with which we entered into the interest rate swap agreement, did not exercise a one-time option to cancel the agreement, and accordingly the transaction will proceed, based on a fixed LIBOR rate of 6.745% from February 17, 2003 to February 19, 2008.

  We adopted SFAS No. 133 on July 1, 2000. At adoption, we recorded, within other comprehensive income, a decrease of $0.5 million in the fair market value of our $100 million interest rate swap agreement. The $0.5 million decrease will be amortized over the remaining life of the interest rate swap agreement using the effective interest method. The offsetting interest rate swap liability is separately being reported as a "fair market value of interest rate contract" within other long-term liabilities. In the statement of operations, we have recorded the net swap interest accrual as part of interest expense. Unrealized changes in the fair value of the swap are recorded on a separate line entitled "decrease in fair market value of interest rate contract."

  The interest rate swap agreement was executed to provide an economic hedge against cash flow variability on the floating rate note. When evaluating the impact of SFAS No. 133 on this hedge relationship, we assessed the key characteristics of the interest rate swap agreement and the note. Based on this assessment, we determined that the hedging relationship would not be highly effective. The ineffectiveness is caused by the existence of the embedded written call option in the interest rate swap agreement, and the absence of a mirror option in the hedged item. As such, pursuant to SFAS No. 133, we designated the interest rate swap agreement in the no hedging designation category. Accordingly, we have recognized a non-cash decrease in the fair market value of interest rate derivatives, of $7.7 million, $4.6 million and $5.6 million in 2003, 2002, and 2001, respectively, as a result of the fair market value adjustment for our interest rate swap agreement.

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

  The table below provides information about our interest rate swap agreement, which is sensitive to changes in interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

Expected maturity date	February 19, 2008
Type of interest rate contract	Variable to Fixed
Variable to fixed contract amount	$100,000
Fixed LIBOR rate	6.745%
Weighted average forward LIBOR rate	2.48%
Fair market value at June 30, 2003	$(18,662)

  PENSIONS AND POSTRETIREMENT BENEFITS

  Pensions - Defined Benefit Plans

  We have three defined benefit pension plans covering some of our employees and certain former employees. Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. However, during the year ended June 30, 2003, we contributed $7.4 million of cash to fund our largest pension plan in advance of required contributions. Based upon our actuary's current assumptions and projections, we do not expect additional cash contributions to the largest pension plan to be required until 2008. We will be required to make annual cash contributions of approximately $0.2 million to fund a small pension plan.

  We have reviewed the funded position of our pension plan to determine if it is necessary to reflect a pension liability and recognize a reduction in equity. On June 30, 2003, the accumulated benefit obligation of two pension plans exceeded the fair value of the plan assets by $30,821. Under generally accepted accounting principles, this caused us to record an additional minimum pension liability of $63,829, and required the recognition of a $60,806 non-cash reduction to our stockholders' equity. These amounts may change in the future as the pension plan assets change in value and assumptions change. Should, in the future, our pension plan's accumulated benefit obligations be more or less than the fair value of plan assets, the additional minimum pension liability and corresponding equity reduction will be adjusted.

  The changes in the benefit obligation, the plan assets, and the funded status for the pension plans' were as follows:

	2003	2002
Change in benefit obligation:
Projected benefit obligation at beginning of year	$ 212,336	$ 209,559
Service cost	3,103	6,869
Interest cost	14,455	15,182
Actuarial loss	29,569	414
Benefit payments	(72,304)	(20,156)
Curtailments	7,953	(180)
Special termination benefits	-	162
Plan amendment	-	486
Settlement loss	2,538	-
Projected benefit obligation at end of year	$ 197,650	$ 212,336

Change in plan assets:
Fair value of plan assets at beginning of year	$ 223,845	$ 242,321
Actual return on plan assets	23,313	3,245
Administrative expenses	(1,486)	(1,565)
Benefit payments	(72,304)	(20,156)
Employer contributions	7,599	-
Fair value of plan assets at end of year	$ 180,967	$ 223,845

Funded status	$ (16,683)	$ 11,509
Unrecognized net actuarial loss	74,204	50,153
Unrecognized prior service cost	2,371	3,031
Prepaid pension expense recognized in the balance sheet	$ 59,892	$ 64,693

  The sale of our fastener business on December 3, 2002 was considered a "significant event" under U.S. generally accepted accounting principles. As such, we were required to re-measure our pension obligations at that date, in addition to measuring any gain or loss resulting from certain actions taken as a result of the sale of the fastener business. In connection with the agreement under which we sold our fastener business, we extended vesting of pension benefits to United States fastener employees who were not already vested. Generally accepted accounting principles in the United States require us to recognize immediately the costs for the enhanced termination benefits related to this curtailment event. The pre-tax expense of this one-time curtailment accounting loss was $8.3 million, which was included as a partial offset to the net gain on the disposal of discontinued operations.

  Virtually all United States fastener employees transferring to Alcoa were treated by us as having been terminated from our employment, and as such, were eligible to request immediate distribution of pension benefits in the form of lump sums. Almost all have done so. In accordance with generally accepted accounting principles, this caused us to record a one-time, pre-tax settlement accounting loss of $17.5 million, which was included as a partial offset to the net gain on disposal of discontinued operations.

  A summary of the components of total pension expense is as follows:

	2003	2002	2001
Service cost - benefits earned during the period	$ 3,103	$ 6,869	$ 5,729
Interest cost on projected benefit obligation	14,455	15,182	15,403
Expected return on plan assets	(18,608)	(22,716)	(22,816)
Amortization of net loss	1,877	1,242	37
Amortization of prior service cost	307	549	510
Amortization of transition asset	(5)	-	(9)
Net periodic pension (income) expense	$ 1,129	$ 1,126	$ (1,146)
FAS 88 Charges:
Curtailment charge	8,305	-	-
Special termination benefit charge	-	162	-
Settlement charge	17,478	-	-
Total net periodic pension cost	$ 26,912	$ 1,288	$ (1,146)

  Several plan assumptions were changed during fiscal 2003. The discount rate was decreased from 7.125% to 6.0% reflecting the drop in bond yields since June 30, 2002. The return on plan assets was reduced from 9.0% to 8.5% to reflect lower long-term expected return on plan assets. To recognize mortality improvements, the mortality assumption was changed from the 1983 Group Annuity Mortality table to the 1994 Group Annuity Mortality table. The assumed form of payment for our remaining employees was changed from life annuity to lump sum, to reflect actual experience. The weighted average assumptions used in accounting for the defined benefit pension plans as of June 30, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
Discount rate	6.0%	7.125%	7.25%
Expected rate of increase in salaries	3.75%	3.75%	4.0%
Expected long-term rate of return on plan assets	8.5-9.0%	9.0%	9.0%

  Plan assets include an investment in 641,420 shares of our Class A common stock, valued at a fair market value of $2,585 and $2,020 at June 30, 2003 and 2002, respectively. Substantially all of the other plan assets are invested in listed stocks and bonds.

  Pensions - Defined Contribution Plans

  We maintain a 401(k) Savings Plan for all U.S. employees. The 401(k) Savings Plan provides for specified Company matching cash contributions, which are discretionary in nature, based upon achieving certain performance goals and other factors. We did not make any cash contributions in fiscal 2003. During the 2002 and 2001 fiscal years, we recorded expenses of $156 and $309, respectively, for continuing operations and $1,270 and $2,372, respectively, for discontinued operations, for cash contributions made to the 401(k) Savings Plan.

  Postretirement Health Care Benefits

  We provide health care benefits for most of our retired employees. Postretirement health care benefit expense from continuing operations totaled $237, $177, and $184, for 2003, 2002, and 2001, respectively. Our accrual was approximately $30,820 and $40,626, as of June 30, 2003 and 2002, respectively, for postretirement health care benefits related to discontinued operations. This represents the cumulative discounted value of the long-term obligation and includes benefit expense of $4,309, $3,953, and $3,612 for the years ended June 30, 2003, 2002 and 2001, respectively. Discontinued operations benefit expenses related to the fastener business was $582, $1,338, and $1,078 for the years ended June 30, 2003, 2002 and 2001, respectively.

  The changes in the accumulated postretirement benefit obligation of the plans were as follows:

	2003	2002
Accumulated postretirement benefit obligation at July 1,	$ 48,542	$ 47,315
Service cost	33	13
Interest cost	3,395	3,264
Plan participants' contributions	935	1,084
Plan amendments	-	(2,544)
Actuarial gains	4,463	4,886
Benefit payments	(5,113)	(5,446)
Accumulated postretirement benefit obligation at June 30,	$ 52,255	$ 48,572

  In fiscal 1998, we amended a former subsidiary's medical plan to increase the retirees' contribution rate to approximately 20% of the negotiated premium. Such plan amendment resulted in a $1,003 decrease to the accumulated postretirement benefit obligation and is being amortized as an unrecognized prior service credit over the average future lifetime of the respective retirees.

  The following table sets forth the funded status and amounts recognized in our consolidated balance sheets at June 30, 2003 and 2002, for the plans:

	2003	2002
Accumulated postretirement benefit obligation	$ 52,255	$ 48,572
Unrecognized prior service credit	3,047	3,203
Unrecognized net loss	(23,208)	(19,584)
Accrued postretirement benefit liability	$ 32,094	$ 32,191
Less: current portion included in other accrued liabilities	(4,200)	(4,180)
Retiree health care liability	$ 27,894	$ 28,011

  The accumulated postretirement benefit obligation was determined using a discount rate of 6.00% at June 30, 2003, and 7.125% at June 30, 2002. The effect of such change resulted in an increase to the accumulated postretirement benefit obligation in fiscal 2003. For measurement purposes, a 10.0% annual rate of increase in the per capita claims cost of covered health care benefits was assumed for fiscal 2003. The rate was assumed to decrease to 5.00% in fiscal 2004, and remain at that level thereafter.

  A summary of the components of total postretirement expense is as follows:

	2003	2002	2001
Service cost - benefits earned during the period	$ 33	$ 13	$ 16
Interest cost on accumulated postretirement benefit obligation	3,395	3,264	3,315
Amortization of prior service credit	(156)	(69)	(69)
Amortization of net loss	1,274	922	534
Net periodic postretirement benefit cost	$ 4,546	$ 4,130	$ 3,796

  Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of and for the fiscal year ended June 30, 2003:

	One Percentage-Point
	Increase	Decrease
Effect on service and interest components of net periodic cost	$ 91	$ (84)
Effect on accumulated postretirement benefit obligation	1,285	(1,148)

  INCOME TAXES

  Total income tax provision (benefit) for the years ended June 30, 2003, 2002 and 2001 were allocated as follows:

	2003	2002	2001

Income/loss from continuing operations	$ 446	$ (16,047)	$ (28,676)
Equity in earnings/loss of affiliates & minority interest	(157)	(75)	59
Earnings from discontinued operations	(95)	865	12,007
Gain on disposal of discontinued operations	20,507	-	-
	$ 20,701	$ (15,257)	$ (16,610)

  Significant components of the provision (benefit) for income taxes attributable to our continuing operations are as follows:

	2003	2002	2001
Current:
Federal	$ (14,951)	$ (14,010)	$ (27,784)
State	168	230	311
Foreign	(32)	385	92
Total current	$ (14,815)	$ (13,395)	$ (27,381)
Deferred:
Federal	$ 11,933	$ (2,039)	$ (1,978)
State	3,328	(613)	683
Total deferred	$ 15,261	$ (2,652)	$ (1,295)
Total tax provision (benefit)	$ 446	$ (16,047)	$ (28,676)

  The reconciliation of income tax attributable to continuing operations, computed at the U.S. federal statutory tax rate of 35%, to the actual provision for income taxes in fiscal 2003, 2002, and 2001, is as follows:

	2003	2002	2001
Tax at United States statutory rates	$ (29,614)	$ (25,175)	$ (23,908)
State income taxes, net of federal tax benefit	(3,573)	(464)	884
Nondeductible acquisition valuation items	2,316	-	226
Tax on foreign earnings	(774)	(2,289)	(1,671)
Revision of estimate for tax accruals, net of deferred tax asset valuation allowance	32,457	12,796	(3,500)
Extraterritorial income exclusion	(193)	(265)	-
Other, net	(173)	(650)	(707)
Net tax provision (benefit)	$ 446	$ (16,047)	$ (28,676)

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities as of June 30, 2003 and June 30, 2002 are as follows:

	June 30,	June 30,
	2003	2002
Deferred tax assets:
Accrued expenses	$ 2,498	$ 4,976
Inventory	3,967	5,416
Employee compensation and benefits	5,384	2,405
Environmental reserves	3,249	3,386
Postretirement health benefits	11,073	13,067
Net operating loss, capital loss and credit carryforwards	48,811	110,595
Other	12,614	6,811
Pensions	21,282	-
Total deferred tax assets	$ 108,878	$ 146,656
Less: Valuation allowance	(84,847)	(110,595)
Net deferred tax assets	$ 24,031	$ 36,061
Deferred tax liabilities:
Asset basis differences	$ (2,383)	$ (711)
Pensions	(21,648)	(19,441)
Total deferred tax liabilities	$ (24,031)	$ (20,152)
Net deferred tax assets (liabilities)	$ -	$ 15,909

  The net changes in the total valuation allowance, for the years ended June 30, 2003 and 2002, were a decrease of $25,748 and an increase of $26,797, respectively. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and income tax planning strategies in making this assessment. Based on this analysis at June 30, 2003, we have established a full valuation allowance against the net deferred tax assets.

  At June 30, 2003, we have a $4,977 unused alternative minimum tax credit carryforward that does not expire and $130,326 of federal operating loss carryforwards expiring as follows: $12,872 in 2019; $60,868 in 2020; $51,326 in 2021; and $5,260 in 2022. On June 30, 2002 and June 30, 2001, our federal operating loss carryforwards were $282,547 and $239,421, respectively.

  The amounts included in the balance sheet are as follows:

	June 30,	June 30,
	2003	2002
Noncurrent deferred tax assets	$ -	$ 16,611
Current liabilities:
Deferred income taxes	$ -	$ 702
Other current	1,703	-
	$ 1,703	$ 702
Noncurrent income tax liabilities:
Noncurrent deferred	$ -	$ -
Other noncurrent	69,395	53,791
	$ 69,395	$ 53,791

  As of June 30, 2003, we have recorded $69,395 of noncurrent income tax liabilities, which includes additional tax and interest we may be required to pay if our tax positions are not sustained with respect to the sale of several businesses, and repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended.

  We maintain a very complex structure in the United States and overseas, particularly due to the large number of acquisitions and dispositions that have occurred, along with other tax planning strategies. The noncurrent income tax liability is after utilization of available net operating losses and is attributable to permanent differences between the financial statement carrying amounts of assets and liabilities which we have sold in prior years and their respective tax bases. Our management performs a comprehensive review of its worldwide tax positions on an annual basis.

  At June 30, 2003, we have $130,326 of federal income tax loss carryforwards expiring 2019 through 2022, and $4,977 of unused alternative minimum tax credit carryforward that does not expire. These federal income tax loss carryforwards may be reduced by adjustments during the income tax audits of 1995 through 2003, which have not been completed. As the periods of assessment for 1995 to 1998 have expired, additional tax may be collected from us only for 1999 to 2003. Nonetheless, the tax losses of $68,317 arising in 1995, 1997, and 1998 may still be reduced for determining the proper amount of net operating loss available to be carried forward to years after 1998. The gain we reported between 1995 to 2003, for federal income tax, may be significantly increased if our tax positions are not sustained with respect to the sales of several businesses; and the repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended. If all of these adjustments were made for 1995 to 2003, the federal income tax loss carryforwards would be substantially reduced, and we may be required to pay additional tax and interest of up to $69 million, which has already been provided. The amount of additional tax and interest to be paid by the Company depends on the amount of income tax audit adjustments, which are made and sustained for 1995 to 2003. These adjustments, if any, would be made at a future date, which is presently uncertain, and therefore we cannot predict the timing of cash outflows. To the extent a favorable final determination of the recorded tax liabilities occurs, appropriate adjustments will be made to decrease the recorded tax liability in the year such favorable determination will occur. It is presently uncertain when a final determination will occur since no Internal Revenue Service audits of 1995 to 2002 have been completed.

  Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent we intend to repatriate such earnings. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently reinvested, or which would be offset by allowable foreign tax credits. As of June 30, 2003, the cumulative unremitted losses of those foreign subsidiaries and affiliates for which deferred taxes have not been provided was $3,154.

  In the opinion of our management, adequate provision has been made for all income taxes and interest; and any liability that may arise for prior periods will not have a material effect on our financial condition or our results of operations.

  EQUITY SECURITIES

  We had 22,562,614 shares of Class A common stock and 2,621,502 shares of Class B common stock outstanding at June 30, 2003. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. During fiscal 2003, we issued 6,711 shares of Class A common stock as a result of the exercise of stock options and issued 15,882 shares of Class A common stock as a result of the pay out of 15,882 deferred compensation units pursuant to our stock option deferral plan.

  STOCK OPTIONS

  Stock Options

  We are authorized to issue 5,141,000 shares of our Class A common stock upon the exercise of stock options issued under our 1986 non-qualified and incentive stock option plan. The purpose of the 1986 stock option plan is to encourage continued employment and ownership of Class A common stock by our officers and key employees, and to provide additional incentive to promote success. The 1986 stock option plan authorizes the granting of options at not less than the market value of the common stock at the time of the grant. The option price is payable in cash or, with the approval of our compensation and stock option committee of the Board of Directors, in "mature" shares of common stock, valued at fair market value at the time of exercise. The options normally vest by twenty-five percent at the end of each of the first four years and terminate five years from the date of grant, or for a stipulated period of time after an employee's death or termination of employment. The 1986 plan expires on Ap ril 9, 2006; however, all stock options outstanding as of April 9, 2006 will continue to be exercisable pursuant to their terms.

  We are authorized to issue 250,000 shares of our Class A common stock upon the exercise of stock options issued under the ten-year 1996 non-employee directors stock option plan. The 1996 non-employee directors stock option plan authorizes the granting of options at the market value of the common stock on the date of grant. An initial stock option grant for 30,000 shares of Class A common stock is made to each person who becomes a new non-employee Director, with the options vesting 25% each year from the date of grant. On the date of each annual meeting, each person elected as a non-employee Director is granted an option for 1,000 shares of Class A common stock that vest immediately. The exercise price is payable in cash or, with the approval of our compensation and stock option committee, in shares of Class A or Class B common stock, valued at fair market value at the date of exercise. All options issued under the 1996 non-employee directors stock option plan terminate five years from the da te of grant or a stipulated period of time after a non-employee Director ceases to be a member of the Board. The 1996 non-employee directors stock option plan is designed to maintain our ability to attract and retain highly qualified and competent persons to serve as our outside directors.

  At our Annual meeting of Shareholders held in November 2001, our shareholders approved the 2001 non-employee directors stock option plan, pursuant to which non-employee directors were issued stock options for 86,942 shares, in the aggregate, immediately after the 2001 Annual Meeting.

  At our Annual meeting of Shareholders held in November 2000, our shareholders approved the 2000 non-employee directors stock option plan, pursuant to which each non-employee director was issued stock options for 7,500 shares (52,500 shares in the aggregate) immediately after the 2000 Annual Meeting.

  Upon our April 8, 1999 merger with Banner Aerospace, all of Banner Aerospace's stock options then issued and outstanding were converted into the right to receive 870,315 shares of our common stock.

  A summary of stock option transactions under our stock option plans is presented in the following tables:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at June 30, 2000	2,466,571	$ 11.82
Granted	353,906	6.38
Exercised	(374,016)	3.67
Expired	(222,719)	8.06
Forfeited	(300,400)	17.53
Outstanding at June 30, 2001	1,923,342	11.92
Granted	563,764	2.98
Expired	(350,119)	14.50
Forfeited	(19,565)	7.79
Outstanding at June 30, 2002	2,117,422	9.18
Granted	197,917	5.03
Exercised	(6,711)	2.99
Expired	(539,715)	13.97
Forfeited	(124,425)	4.80
Outstanding at June 30, 2003	1,644,488	$ 7.40
Exercisable at June 30, 2001	1,291,911	$ 12.97
Exercisable at June 30, 2002	1,174,329	$ 12.46
Exercisable at June 30, 2003	946,910	$ 9.61

  A summary of options outstanding at June 30, 2003 is presented as follows:

	Options Outstanding	Options Exercisable
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of	Number	Exercise	Contract	Number	Exercise
Exercise Prices	Outstanding	Price	Life	Exercisable	Price
$2.35 - $3.10	496,838	$ 2.99	3.2 years	134,335	$ 2.95
$4.99 - $5.03	197,917	5.03	4.2 years	6,000	4.99
$6.00 - $8.63	263,315	6.51	2.1 years	147,658	6.57
$8.72 - $13.48	399,371	9.46	0.7 years	371,871	9.44
$13.62 - $16.25	287,047	14.62	0.8 years	287,046	14.62
$2.35 - $16.25	1,644,488	$ 7.40	2.1 years	946,910	$ 9.61

  Stock Option Deferral Plan

  On November 17, 1998, our shareholders approved a stock option deferral plan. Pursuant to the stock option deferral plan, certain officers and directors may, at their election, defer payment of the "compensation" they receive in a particular year or years from the exercise of stock options. "Compensation" means the excess value of a stock option, determined by the difference between the fair market value of shares issueable upon exercise of a stock option, and the option price payable upon exercise of the stock option. An officer's or director's deferred compensation is payable in the form of "deferred compensation units," representing the number of shares of common stock that the officer or director is entitled to receive upon expiration of the deferral period. The number of deferred compensation units issueable to an officer or director is determined by dividing the amount of the deferred compensation by the fair market value of our stock as of the date of deferral.

  Shares Available for Future Issuance

  The following table reflects a summary of the shares that could be issued under our stock option and stock deferral plans at June 30, 2003:

		1996	2000	2001		Stock
	1986	Directors	Directors	Directors	Banner	Deferral
Securities to be issued upon:	Plan	Plan	Plan	Plan	Plan	Plan	Total
Exercise of outstanding options	1,100,778	58,000	41,250	62,442	382,018	-	1,644,488
Weighted average option exercise price	$ 6.60	$ 9.19	$ 6.00	$ 2.35	$ 9.39	N/A	$ 7.40
Options available for future grants	378,698	226,750	-	-	-	-	605,448
Issuance of deferred compensation units	-	-	-	-	-	271,014	271,014
Shares available for future issuance	1,479,476	284,750	41,250	62,442	382,018	271,014	2,520,950
  LOSS PER SHARE RESULTS

  The following table illustrates the computation of basic and diluted loss per share:

	2003	2002	2001
Basic loss per share:
Loss from continuing operations	$ (86,084)	$ (56,018)	$ (39,523)
Weighted average common shares outstanding	25,170	25,155	25,122
Basic earnings per share:
Basic loss from continuing operations per share	$ (3.42)	$ (2.23)	$ (1.57)

Diluted loss per share:
Loss from continuing operations	$ (86,084)	$ (56,018)	$ (39,523)
Weighted average common shares outstanding	25,170	25,155	25,122
Diluted effect of options	antidilutive	antidilutive	antidilutive
Diluted effect of warrants	N/A	antidilutive	antidilutive
Total shares outstanding	25,170	25,155	25,122
Diluted loss from continuing operations per share	$ (3.42)	$ (2.23)	$ (1.57)

  The computation of diluted loss from continuing operations per share for 2003, 2002 and 2001 excluded the effect of incremental common shares attributable to the potential exercise of common stock options outstanding, because their effect was antidilutive. The computation of diluted loss from continuing operations per share for 2002 and 2001 excluded the effect of incremental common shares attributable to the potential exercise of warrants outstanding, because their effect was antidilutive.

  RELATED PARTY TRANSACTIONS

  We paid for a chartered helicopter used for business related travel. The owner of the chartered helicopter was a company controlled by Mr. Jeffrey Steiner. That company sold its helicopter in 2003. The cost for such flights that we were charged was 95% of comparable rates charged in arm's length transactions between unaffiliated third parties. The total amounts paid for the helicopter were approximately $308 and $143 in 2003 and 2001, respectively. No amounts were paid in 2002.

  We use a chartered aircraft owned by an affiliate of Mr. Jeffrey Steiner. Cost for such flights charged to us for business related travel is 95% of comparable rates to those charged in arm's length transactions between unaffiliated third parties. Total amount paid by the Company in fiscal 2003 was $568, all of which was included as a prepayment at June 30, 2003, for the future use of the aircraft.

  We pay for the maintenance and upkeep of an apartment located in Paris France and used by us from time to time for business related travel by Mr. Eric Steiner. The owner of the apartment is a company controlled by the Steiner Family. Overall, we believe our cost for such apartment is significantly less than the cost of similar accommodations for our business related travel. The total amounts paid for such apartment expenses was approximately $66, $25, and $22 in 2003, 2002 and 2001, respectively.

  We have extended loans to purchase our Class A common stock to certain members of our senior management and Board of Directors, for the purpose of encouraging ownership of our stock, and to provide additional incentive to promote our success. The loans are non-interest bearing, have maturity dates ranging from 6 months to 4 1/ years, and become due and payable immediately upon the termination of employment for senior management, or director affiliation with us for a director. As of June 30, 2003, the indebtedness owed to us from Mr. Flynn, Mr. Miller, Mr. Persavich, Mr. E. Steiner, and Mr. J. Steiner, was approximately $175 each. On June 30, 2003, Mr. Gerard, Ms. Hercot, and Mr. Kelley owed us approximately $99, $167, and $50, respectively. On June 30, 2003, approximately $106 of indebtedness was owed to us by each of Mr. Caplin, Mr. Harris, Mr. Lebard, and Mr. Richey. During 2003, the largest aggregate balance of indebtedness outstanding under the officer and director stock purchase program 2 from Mr. Miller and Mr. E. Steiner was approximately $220 each. As of June 30, 2003, each of the individual amounts due to us from every other officer or director represented the largest aggregate balance of indebtedness outstanding under the officer and director stock purchase program. In fiscal 2003, the Board of Directors extended the expiration date of the loan to Mr. Kelly, who was not deemed an executive officer, by five years. We recognized compensation expense of $9 and $22 in 2003 and 2001, respectively, as a result of favorable terms granted to the recipients of the loans. In accordance with the Sarbanes-Oxley Act, no new loans will be made to executive officers or directors.

  On November 16, 1999, Mr. Richey borrowed $46 from us, at an interest rate of 5.5%, to exercise stock options and hold our Class A common stock. The loan matured on November 16, 2002 and the loan balance of $53 was repaid.

  On June 30, 2003, we owed remaining amounts for change of control payments of $225, $281, $1,359, and $3,140 to Mr. Flynn, Mr. Miller, Mr. E. Steiner and Mr. J. Steiner, respectively. The change of control amounts owed to Mr. Flynn, Mr. Miller, and Mr. E. Steiner are due on September 3, 2003 and December 3, 2003 in two equal installments. The amount owed to Mr. J. Steiner is payable to him upon his termination of employment with us. On June 30, 2003, deferred compensation of $417, $22, and $500 was due from us to Mr. Flynn, Mr. Miller, and Mr. J. Steiner, respectively.

  In August 2003, Mr. J. Steiner reimbursed us $258 for personal expenses that we paid on his behalf, which were outstanding as of June 30, 2003. During fiscal 2003, we reimbursed $75 to Mr. J. Steiner, representing a portion of out-of-pocket costs he incurred personally in connection with the entertainment of third parties, which may benefit the Company. At no time during 2003, did amounts due to us from Mr. J. Steiner exceed the amount of the after-tax salary on deferrals we owed to him.

  Subject to the approval of the Compensation Committee, our Unfunded Supplemental Executive Retirement Plan (SERP) permits participants who are age 60 or over, to elect to receive a lump sum retirement advance on an actuarially reduced basis. During Fiscal 2003, Mr. Jeffrey Steiner received an advance under the Unfunded SERP (representing a partial distribution of his vested benefits) in the amount of $62.

  On July 16, 2002, Jeffrey Steiner and Eric Steiner entered into a Non-Competition and Consulting Agreement with Alcoa Inc. pursuant to which: (1) Alcoa has agreed to pay Jeffrey Steiner and Eric Steiner fees totaling $5 million (in the aggregate) over a four-year period; and (2) Jeffrey Steiner and Eric Steiner have agreed to refrain from competing with Fairchild Fasteners, and to provide consulting services to Alcoa with respect to operations of Fairchild Fasteners. The agreement became effective on December 3, 2003, on the closing date for the sale of Fairchild Fasteners to Alcoa Inc. One-half of the fees were or are to be paid in the first year as follows: (1) on the closing date, $800; (2) 90 days following the closing date, $700; (3) 180 days following the closing date, $400; (4) 270 days following the closing date, $300; and (5) one year following the closing date, $300. The remaining fees will be paid quarterly in arrears and will be $1.25 million, $750 and $500per year with resp ect to each of the second, third and fourth years, respectively.

  The Company has been informed by counsel to Mr. Jeffrey Steiner that on July 9, 2003, a trial concluded in France with respect to charges by French authorities against thirty-seven defendants, including Mr. Steiner, in the Elf Bidermann matter. Mr. Steiner's counsel has informed the Company that the charges against Mr. Steiner are that in 1989 and 1990 he allegedly facilitated and benefited from the misuse of funds at Elf Acquitaine, a French petroleum company, allegedly committed by a former official of Elf Acquitaine, and/or Maurice Bidermann, against whom the Company had prevailed in litigation. The French court is expected to render its determination as to the merits of the charges, in November, 2003. Mr. Steiner has informed the Company that these charges are without merit, and that in all events he will continue to vigorously defend himself against them. The Company had previously disclosed that an investigation was pending, that the Company had provided a surety for Mr. Steiner and, s ince June 1996, has paid his legal expenses totaling approximately $5 million in connection with these charges, and will continue to do so, in accordance with Delaware law. Mr. Steiner has undertaken to repay us the surety and expenses paid by us on his behalf if it is ultimately determined that Mr. Steiner was not entitled to indemnification under Delaware law. Delaware law provides that Mr. Steiner would be entitled to indemnification if it is determined that he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and had no reasonable cause to believe his conduct was unlawful.

  LEASES

  Operating Leases

  We hold certain of our facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases from both continuing and discontinued operations with lease terms in excess of one year, for each of the five years following June 30, 2003, are as follows: $2,338 for 2004; $1,698 for 2005; $1,418 for 2006; $806 for 2007; and $384 for 2008. Rental expense on operating leases from both continuing and discontinued operations for fiscal 2003, 2002, and 2001 was $2,246, $9,279, and $12,445, respectively. In addition, we have rental expense, net of sublease income, of $395 for 2004 and $163 for 2005.

  Capital Leases

  Minimum commitments under capital leases for each of the five years following June 30, 2003, are $33 for 2004; $32 for 2005; $21 for 2006; and $11 for 2007. At June 30, 2003, the present value of capital lease obligations was $97, including imputed interest of $13. Capital assets leased and included in property, plant, and equipment consisted of:

	June 30,	June 30,
	2003	2002
Buildings and improvements	$ -	$ 153
Machinery and equipment	90	1,063
Transportation vehicles	44	44
Less: Accumulated depreciation	(24)	(443)
	$ 110	$ 817

  Leasing Operations

  Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York and also owns and leases a 102,000 square foot building in Chatsworth, California and a 208,000 square foot manufacturing facility located in Fullerton, California. Rental revenue is recognized as lease payments are due from tenants, and the related costs are amortized over their estimated useful life. The future minimum lease payments to be received from non-cancelable operating leases on June 30, 2003 are $7,760 in 2004; $7,689 in 2005; $7,629 in 2006; $7,629 in 2007; $7,071 in 2008; and $38,222 thereafter. Certain tenants of the shopping center have options to extend their lease term by an additional 5 to 35 years. Rental property we have leased to third parties under operating leases consists of the following:

	June 30,	June 30,
	2003	2002
Land and improvements	$ 27,727	$ 24,302
Buildings and improvements	59,249	57,349
Tenant improvements	11,365	9,121
Less: Accumulated depreciation	(8,841)	(5,915)
	$ 89,500	$ 84,857

  The tenant leasing our building in Chatsworth, California has an option to purchase the property for $4.6 million.

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

  In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition. In addition, we have identified several areas of potential contamination related to other facilities owned, or previously owned, by us, that may require us either to take corrective action or to contribute to a clean-up. We are also a defendant in several lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters, and we have been alleged to be a potentially responsible party at various "superfund" sites. We believe that we have recorded adequate accruals in our financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any environmental liability, unless such parties are contractually obligated to contribute and are not disputing such liability.

  As of June 30, 2003, the consolidated total of our recorded liabilities for environmental matters was approximately $10.0 million, which represented the estimated probable exposure for these matters. On June 30, 2003, $3.8 million of these liabilities were classified as other accrued liabilities and $6.2 million were classified as other long-term liabilities. It is reasonably possible that our total exposure for these matters could be approximately $15.8 million.

  The sales agreement with Alcoa includes an indemnification for environmental claims in excess of $8.4 million, which were previously recorded by our fastener business. To date, Alcoa has contacted us concerning potential environmental claims which, while disputed, could consume up to $6.0 million of the $8.4 million accrual for the indemnification liability. Accordingly, there is no additional accrual for these environmental claims at June 30, 2003.

  Other Matters

  We have received a demand from Alcoa to pay it $10.2 million as a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital at March 31, 2002. Alcoa has also demanded that we pay it $5.3 million for certain accounts receivable that were outstanding both at December 3, 2002, and June 13, 2003. In addition, Alcoa has asserted other claims which, if proven, would, according to Alcoa, aggregate in excess of $5 million. If Alcoa is correct and these other claims exceed $5 million, we may be required to reimburse Alcoa for their full amount, without benefit of a threshold set forth in the acquisition agreement under which we sold our fastener business to Alcoa. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At June 30, 2003, we had not recorded an accrual for these disputes with Alcoa.

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

  BUSINESS SEGMENT INFORMATION

We report in three principal business segments. The aerospace distribution segment distributes a wide range of aircraft parts and related support services to the aerospace industry. The aerospace manufacturing segment includes the manufacture of airframe components. The real estate segment leases space to tenants of a shopping center in Farmingdale, New York and two other properties. Our financial data by business segment is as follows:

	Aerospace	Aerospace	Real
	Distribution	Manufacturing (c)	Estate	Corporate	Total
Fiscal 2003:
Revenues	$ 59,608	$ 9,187	$ 8,699	$ 25	$ 77,519
Operating income (loss) (a)	(4,143)	(2,494)	2,735	(44,525)	(48,427)
Capital expenditures	579	100	8,793	389	9,861
Depreciation and goodwill impairment (a)	7,226	1,495	2,927	624	12,272
Identifiable assets at June 30 (d)	47,210	8,924	122,458	211,957	390,549

Fiscal 2002:
Revenues	$ 63,298	$ 13,233	$ 7,159	$ -	$ 83,690
Operating income (loss) (b)	2,579	(6,276)	1,550	(18,875)	(21,022)
Capital expenditures	545	344	1,122	439	2,450
Depreciation	679	1,201	2,744	537	5,161
Identifiable assets at June 30 (d)	49,358	677,164	120,320	145,276	992,118

Fiscal 2001:
Revenues	$ 85,908	$ 8,284	$ 7,498	$ -	$ 101,690
Operating income (loss) (c)(e)	2,259	(2,093)	307	(17,618)	(17,145)
Capital expenditures	751	1,068	1,641	372	3,832
Depreciation and amortization (e)	1,140	1,962	2,268	717	6,087
Identifiable assets at June 30 (d)	58,643	847,881	120,550	136,956	1,164,030

  Fiscal 2003 results include impairment expenses of $6.6 million to write down goodwill at our aerospace distribution segment and the $0.1 million write down of intangible assets of a start-up company in our corporate and other segment.

  Fiscal 2002 results include impairment expenses of $3.0 million in the aerospace manufacturing segment and $0.4 million in the real estate operations segment.

  Fiscal 2001 results include impairment expenses of $2.4 million in the aerospace distribution segment, and $2.4 million in the real estate operations segment

  Identifiable assets in the aerospace manufacturing segment included short term and long term assets for discontinued operations of $853, $670,914, and $813,149 in fiscal 2003, 2002, and 2001 respectively.

  Fiscal 2001 results include goodwill amortization expense of $520, in our aerospace distribution segment and goodwill amortization expense of $577 in our aerospace manufacturing segment.

  FOREIGN OPERATIONS AND EXPORT SALES

Our operations are located primarily in the United States and Europe. All rental revenue is generated in the United States. Inter-area sales are not significant to the total sales of any geographic area. Sales by geographic area are attributed by country of domicile of our subsidiaries. Our financial data by geographic area is as follows:

	United
	States	Europe	Australia	Other	Total
Fiscal 2003:
Revenues by geographic area	$ 77,494	$ -	$ -	$ 25	$ 77,519
Operating loss by geographic area	(47,428)	(709)	-	(290)	(48,427)
Loss from continuing operations before taxes	(85,080)	(710)	-	(294)	(86,084)
Identifiable assets by geographic area at June 30 (a)	388,996	1,419	-	134	390,549
Long-lived assets by geographic area at June 30 (b)	272,597	319	-	8	272,924

Fiscal 2002:
Revenues by geographic area	$ 83,690	$ -	$ -	$ -	$ 83,690
Operating income (loss) by geographic area	(23,181)	2,159	-	-	(21,022)
Earnings (loss) from continuing operations before taxes	(74,084)	2,157	-	-	(71,927)
Identifiable assets by geographic area at June 30 (a)	803,146	179,224	8,079	1,669	992,118
Long-lived assets by geographic area at June 30 (b)	322,457	39,847	1,575	848	364,727

Fiscal 2001:
Revenues by geographic area	$ 01,690	$ -	$ -	$ -	$ 101,690
Operating loss by geographic area (c)	(17,018)	(127)	-	-	(17,145)
Earnings (loss) from continuing operations before taxes (c)	(68,442)	133	-	-	(68,309)
Identifiable assets by geographic area at June 30 (a)	986,758	168,729	7,678	865	1,164,030
Long-lived assets by geographic area at June 30 (b)	323,837	38,458	1,515	12	363,822

  Identifiable assets related to discontinued operations in the United States were $853 at June 30, 2003. Identifiable assets related to discontinued operations in the United States, Europe, Australia, and Other were $470,699, $178,714, $8,079, $1,669 at June 30, 2002, and $628,841, $168,729, $7,678, $865 at June 30, 2001, respectively.

  Long-lived assets related to discontinued operations in the United States were $125 at June 30, 2003. Long-lived assets related to discontinued operations in the United States, Europe, Australia, and Other were $85,068, $39,847, $1,575, $848 at June 30, 2002, and $96,330, $38,412, $1,515, $12 in fiscal 2001,respectively.

  Includes goodwill amortization expense of $1,097 in fiscal 2001.

Export sales are defined as sales by our continuing operations located in the United States to customers in foreign regions. Export sales were as follows:

	Europe	Canada	Japan	Asia (without Japan)	South America	Other	Total
Fiscal 2003	$ 6,402	$ 2,043	$ 5,453	$ 687	$ 3,131	$ 4,277	$ 21,993
Fiscal 2002	7,751	1,546	5,019	451	5,069	2,905	22,741
Fiscal 2001	7,052	2,363	7,343	845	1,577	3,031	22,211

  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table of quarterly financial data has been prepared from our financial records, without audit, and reflects all adjustments which are, in the opinion of our management, necessary for a fair presentation of the results of operations for the interim periods presented.

Fiscal 2003 quarters ended	Sep-29 (c)	Dec-29 (c)	Mar-30	Jun-30
Net revenues	$ 19,294	$ 20,760	$ 16,773	$ 20,692
Gross profit	4,646	4,576	3,814	4,026
Loss from continuing operations	(13,971)	(47,820)	(6,874)	(17,419)
Per basic and diluted share	(0.56)	(1.90)	(0.27)	(0.69)
Earnings (loss) from discontinued operations (b)	6,663	1,926	(763)	(4,718)
Per basic and diluted share	0.26	0.08	(0.03)	(0.19)
Gain on disposal of discontinued operations (a)	-	40,002	80	(10,298)
Per basic and diluted share	-	1.59	-	(0.41)
Net earnings (loss) (a) (b)	(7,308)	(5,892)	(7,557)	(32,435)
Per basic and diluted share	(0.30)	(0.23)	(0.30)	(1.29)
Market price range of Class A Stock:
High	6.00	5.71	5.09	5.15
Low	3.01	4.50	4.20	4.03
Close	5.15	5.00	4.49	4.03

Fiscal 2002 quarters ended	Sep-30	Dec-30	Mar-31	Jun-30
Net revenues	$ 23,266	$ 19,384	$ 21,385	$ 19,655
Gross profit	4,453	4,232	5,132	3,896
Loss from continuing operations	(14,969)	(8,388)	(7,311)	(25,349)
Per basic and diluted share	(0.60)	(0.33)	(0.29)	(1.01)
Earnings from discontinued operations (b)	11,847	9,262	7,659	17,302
Per basic and diluted share	0.47	0.37	0.30	0.69
Cumulative effect of change in accounting for goodwill (a)	(144,600)	-	-	-
Per basic and diluted share	(5.75)	-	-	-
Net earnings (loss) (a) (b)	(147,722)	874	347	(8,047)
Per basic and diluted share	(5.87)	0.03	0.01	(0.32)
Market price range of Class A Stock:
High	7.15	3.90	2.99	6.24
Low	3.00	2.05	2.15	2.45
Close	3.40	2.69	2.52	3.15

  - Our reported for the second quarter and fourth quarter of 2003 reflect the gain recognized on the sale of the fasteners business, net of related tax adjustments.

  - Our reported amounts in the first quarter of 2002 reflect the transitional goodwill impairment charge of $144.6 million from the implementation of SFAS No. 142, which was presented as a cumulative effect of change in accounting.

  - Our reported amounts for the first and second quarters in fiscal 2003 and all of the quarters in fiscal 2002 have been restated to reflect the fastener business and APS as discontinued operations and to reflect the change in inventory from the LIFO method to the FIFO method at two locations of the fasteners business.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 9, 2003, upon the recommendation of our Audit Committee, the Board of Directors appointed KPMG LLP to serve as our independent auditors for the current fiscal year, which ended on June 30, 2003. KPMG LLP replaced Ernst & Young LLP as our independent auditors.

On May 12, 2003, Ernst & Young LLP resigned as our independent auditors. Ernst & Young's reports on our consolidated financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During each of our two most recent fiscal years and through the date of this report, there were: (i) no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Enrst & Young's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. We have provided Ernst & Young with a copy of the foregoing disclosures. Incorporated by referenc e as Exhibit 16 is a copy of Ernst & Young's letter, dated June 9, 2003, stating its agreement with such statements.

During each of our two most recent fiscal years and through the date of this report, we did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report, which we refer to as the Evaluation Date. They have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that the required information was disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended June 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART III

ITEM 5. OTHER INFORMATION

The Company has been informed by counsel to Mr. Jeffrey Steiner that on July 9, 2003, a trial concluded in France with respect to charges by French authorities against thirty-seven defendants, including Mr. Steiner, in the Elf Bidermann matter. Mr. Steiner's counsel has informed the Company that the charges against Mr. Steiner are that in 1989 and 1990 he allegedly facilitated and benefited from the misuse of funds at Elf Acquitaine, a French petroleum company, allegedly committed by a former official of Elf Acquitaine, and/or Maurice Bidermann, against whom the Company had prevailed in litigation. The French court is expected to render its determination as to the merits of the charges, in November, 2003. Mr. Steiner has informed the Company that these charges are without merit, and that in all events he will continue to vigorously defend himself against them. The Company had previously disclosed that an investigation was pending, that the Company had provided a surety for Mr. Steiner and, s ince June 1996, has paid his legal expenses totaling approximately $5 million in connection with these charges, and will continue to do so, in accordance with Delaware law. Mr. Steiner has undertaken to repay us the surety and expenses paid by us on his behalf if it is ultimately determined that Mr. Steiner was not entitled to indemnification under Delaware law. Delaware law provides that Mr. Steiner would be entitled to indemnification if it is determined that he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and had no reasonable cause to believe his conduct was unlawful.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is incorporated herein by reference from the 2003 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the 2003 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the 2003 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)(1) Financial Statements.

All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K (see index on Page 15).

(a)(2) Financial Statement Schedules.

All financial schedules are omitted because they are included in the Consolidated Financial Statements, or are not required.

(a)(3) Exhibits.

A. Material Agreements of Acquisition or Disposition

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

B. Articles of Incorporation, Bylaws, and Instruments Defining Rights of Securities

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

4.3 Savings Plan for Employees of The Fairchild Corporation, amended and restated as of February 28, 2002 (incorporated by reference to the Registrant's Report on Form S-8 dated August 6, 2002.

4.4 Savings Plan for Employees of The Fairchild Corporation Trust Agreement, dated February 1, 2002, between The Fairchild Corporation and Putnam Fiduciary Trust Company (incorporated by reference to the Registrant's Report on Form S-8 dated August 6,2002)

C. Material Contracts

C1. (Stock Option Plans)

10.1 Amended and Restated 1986 Non-Qualified and Incentive Stock Option Plan, dated as of February 9, 1998 (incorporated by reference to Exhibit B of Registrant's Proxy Statement dated October 9, 1998).

10.2 Amendment Dated May 7, 1998 to the 1986 Non-Qualified and Incentive Stock Option Plan (incorporated by reference to Exhibit A of Registrant's Proxy Statement dated October 9, 1998).

10.3 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit B of Registrant's Proxy Statement dated October 7, 1996).

10.4 Stock Option Deferral Plan dated February 9, 1998 (for the purpose of allowing deferral of gain upon exercise of stock options) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.5 Amendment to the Stock Option Deferral Plan, dated June 28, 2000 (for the purpose of making an equitable adjustment in connection with the spin off of Fairchild Bermuda and the receipt of Global Sources shares) (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.6 Amendment dated May 21, 1999, amending the 1996 Non-Employee Directors Stock Option Plan (for the purpose of allowing deferral of gain upon exercise of stock options) (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.7 2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix 2 of Registrant's Proxy Statement dated October 10, 2000).

10.8 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix 1 of Registrant's Proxy Statement dated October 10, 2000).

C2. (Employee Agreements)

10.9 Amended and Restated Employment Agreement between Registrant and Jeffrey J. Steiner dated September 10, 1992 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

10.10 Employment Agreement between Banner Aerospace, Inc. and Jeffrey J. Steiner, dated September 9, 1992.

10.11 Restated and Amended Service Agreement between Fairchild Switzerland, Inc. and Jeffrey J. Steiner, dated April 1, 2001.

10.12 Banner Aerospace, Inc. Deferred Bonus Plan, dated January 21, 1998 (as amended), to allow the deferral of bonuses in connection with 1998 or 1999 Extraordinary Transactions (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.13 Letter Agreement dated February 27, 1998, between Registrant and John L. Flynn (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.14 Letter Agreement dated February 27, 1998, between Registrant and Donald E. Miller (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.15 Officer Loan Program, dated as of February 5, 1999, lending up to $750,000 to officers for the purchase of Company Stock (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.16 Director and Officer Loan Program, dated as of August 12, 1999, lending up to $2,000,000 to officers and directors for the purchase of Company Stock (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.17 Employment Agreement between Eric Steiner and The Fairchild Corporation, dated as of August 1, 2000 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.18 Employment Agreement between Banner Aerospace, Inc. and Warren D. Persavich (together with Amendment No. 1 to such Agreement) (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.19 Amendment to Employment Agreements between the Company and Jeffrey Steiner, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

10.20 Amendment to Employment Agreement between the Company and Eric Steiner, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

10.21 Amendment to Incentive Contract between the Company and Donald Miller, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

10.22 Amendment to Incentive Contract between the Company and John Flynn, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

C3. (Credit Agreements)

C3.1.  Fairchild Corporation Credit Agreement:

10.23 Credit Agreement dated as of April 20, 1999, among The Fairchild Corporation (as Borrower), Citicorp. USA, Inc. and certain financial institutions (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999). (Note: Credit Agreement terminated in Fiscal 2003.)

10.24 Amendment No. 1, dated as of November 29, 1999 to the Credit Agreement dated as of April 20, 1999 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 2, 2000). (Note: Credit Agreement terminated in Fiscal 2003.)

10.25 Amendment No. 2, dated as of March 10, 2000 to the Credit Agreement dated as of April 20, 1999 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000). (Note: Credit Agreement terminated in Fiscal 2003.)

C3.2.  Warthog, Inc. Credit Agreement:

10.26 Mortgage and Security Agreement with Morgan Guaranty Trust Company of New York dated March 23, 2000 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000). (Note: Credit Agreement terminated in Fiscal 2003.)

C3.3.  Interest Rate Hedge Agreements:

10.27 ISDA Master (Swap) Agreement between Registrant and Citibank, N.A. dated as of October 30, 1997 (incorporated by reference to Exhibit 10.36 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).

10.28 Amendment No. 1 dated as of August 7, 1998, to the ISDA Master (Swap) Agreement between Registrant and Citibank, N.A. dated as of October 30, 1997.

10.29 Confirmation Letter dated as of January 16, 1998, to the ISDA Master (Swap) Agreement between Registrant and Citibank, N.A. dated as of October 30, 1997.

Other Exhibits

11. Computation of net loss per share (found at Note 13 in Item 8 to Registrant's Consolidated Financial Statements for the fiscal years ended June 30, 2003, 2002 and 2001).

  Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 9, 2002. (Incorporated by reference to the Registrant's Report on Form 8-K dated May 9, 2002.)

  Letter from Ernst & Young LLP to the Securities and Exchange Commission dated June 9, 2003. (Incorporated by reference to the Registrant's Report on Form 8-K dated June 9, 2003.)

*22 List of subsidiaries of Registrant.

*23.1 Consent of KPMG LLP, independent auditors.

*23.2 Consent of Ernst &Young LLP, independent auditors.

*31 Certifications required by Section 302 of the Sarbanes-Oxley Act.

*32 Certifications required by Section 906 of the Sarbanes-Oxley Act.

*99 March 28, 2003 Audit Report of Ernst & Young LLP.

-------------------------

*Filed herewith.

(b) Reports on Form 8-K

On April 18, 2003, we filed a Form 8-K to report on Item 5 and Item 7 regarding the restatement to our previously issued financial statements to reflect, as discontinued operations, the disposition of our fastener business and our intention to sell APS.

On May 9, 2003, we filed a Form 8-K to report on Item 4 and Item 7 regarding a pending change in certifying accountants reporting that Ernst & Young LLP intends to resign as the independent auditors of the company. We were informed by Ernst & Young that the reasons for its action are not related to any disagreements between us and Ernst & Young LLP on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

On June 9, 2003, we filed a Form 8-K to report on Item 4 and Item 7 regarding the change in certifying accountants. On June 9, 2002, upon the recommendation of our Audit Committee, the Board of Directors appointed KPMG LLP as our independent auditors to serve as our independent auditors for the current fiscal year, which ends on June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

THE FAIRCHILD CORPORATION

  By: /s/ JOHN L. FLYNN

   John L. Flynn

  Chief Financial Officer, Treasurer

   and Senior Vice President, Tax

Date: September 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.

By:	/s/	JEFFREY J. STEINER	Chairman, Chief Executive	September 24, 2003
		Jeffrey J. Steiner	Officer and Director

By:	/s/	MORTIMER M. CAPLIN	Director	September 24, 2003
Mortimer M. Caplin

By:	/s/	ROBERT EDWARDS	Director	September 24, 2003
Robert Edwards

By:	/s/	STEVEN L. GERARD	Director	September 24, 2003
Steven L. Gerard

By:	/s/	HAROLD J. HARRIS	Director	September 24, 2003
Harold J. Harris

By:	/s/	DANIEL LEBARD	Director	September 24, 2003
Daniel Lebard

By:	/s/	HERBERT S. RICHEY	Director	September 24, 2003
Herbert S. Richey

By:	/s/	ERIC I. STEINER	President, Chief Operating	September 24, 2003
		Eric I. Steiner	Officer and Director