Form 10-Q
period 2003-09-30
FAIRCHILD CORP
filed 2003-11-10
CIK 9779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

Commission File Number 1-6560

THE FAIRCHILD CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware

(State of incorporation or organization)

34-0728587

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
Title of Class                                                                             September 30, 2003
Class A Common Stock, $0.10 Par Value                                    22,562,614
Class B Common Stock, $0.10 Par Value                                    2,621,502

THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I.      FINANCIAL INFORMATION                                                                        Page

Item 1. Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and
June 30, 2003.............................................................................................................................................3

    Condensed Consolidated Statements of Operations (Unaudited) for the Three Months
      Ended September 30, 2003 and September 29, 2002......................................................................................... 5

  Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................................................................................................ 25

Item 2. Changes in Securities and Use of Proceeds............................................................................................ 25

Item 5. Other Information..................................................................................................................................... 25

Item 6. Exhibits and Reports on Form 8-K............................................................................................................. 25

All references in this Quarterly Report on Form 10-Q to the terms "we," "our," "us," the "Company" and "Fairchild" refer to The Fairchild Corporation and its subsidiaries. All references to "fiscal" in connection with a year shall mean the 12 months ended June 30.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2003 (Unaudited) and June 30, 2003
(In thousands)

ASSETS

	9/30/03	6/30/03
CURRENT ASSETS:
Cash and cash equivalents	$ 6,601	$ 12,017
Short-term investments	45,763	48,403
Accounts receivable-trade, less allowances of $1,433 and $1,598	11,569	16,327
Inventories:
Finished goods	23,649	24,708
Work-in-process	859	723
Raw materials	536	308
	25,044	25,739
Net current assets of discontinued operations	52	728
Prepaid expenses and other current assets	4,057	3,590
Total Current Assets	93,086	106,804

Property, plant and equipment, net of accumulated
depreciation of $27,440 and $26,081	130,556	126,574
Net noncurrent assets held for sale	-	312
Net noncurrent assets of discontinued operations	125	125
Goodwill	10,821	10,821
Investments and advances, affiliated companies	4,935	7,136
Prepaid pension assets	60,571	59,892
Deferred loan costs	1,070	1,071
Long-term investments	58,550	61,486
Notes receivable	8,397	7,801
Other assets	9,296	8,527
TOTAL ASSETS	$ 377,407	$ 390,549

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2003 (Unaudited) and June 30, 2003
(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

	9/30/03	6/30/03
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$ 3,997	$ 3,879
Accounts payable	8,805	11,262
Accrued liabilities:
Salaries, wages and commissions	9,798	10,408
Employee benefit plan costs	2,604	2,531
Insurance	11,991	13,460
Interest	699	704
Other accrued liabilities	10,849	12,231
Income taxes	-	1,703
Current liabilities of discontinued operations	730	859
Total Current Liabilities	49,473	57,037

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	4,277	2,815
Fair value of interest rate contract	16,012	18,662
Other long-term liabilities	11,576	13,101
Pension liabilities	63,793	63,829
Retiree health care liabilities	28,272	27,894
Noncurrent income taxes	68,492	69,395
TOTAL LIABILITIES	241,895	252,733

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,377 shares issued and 22,563 shares outstanding; entitled
to one vote per share	3,037	3,037
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,622 shares issued and outstanding; entitled to ten votes per share	262	262
Paid-in capital	232,741	232,741
Treasury stock, at cost, 7,814 shares of Class A common stock	(76,459)	(76,459)
Retained earnings	38,126	40,961
Notes due from stockholders	(1,508)	(1,508)
Cumulative other comprehensive income	(60,687)	(61,218)
TOTAL STOCKHOLDERS' EQUITY	135,512	137,816
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 377,407	$ 390,549

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For The Three (3) Months Ended September 30, 2003 and September 29, 2002
(In thousands, except per share data)

	Three Months Ended
REVENUE:	09/30/03	09/29/02
Net sales	$ 16,948	$ 17,406
Rental revenue	2,304	1,888
	19,252	19,294
COSTS AND EXPENSES:
Cost of goods sold	13,520	13,416
Cost of rental revenue	1,387	1,232
Selling, general & administrative	10,103	8,481
Other (income) expense, net	(76)	(97)
	24,934	23,032
OPERATING LOSS	(5,682)	(3,738)
Interest expense	2,055	11,499
Interest income	(1,297)	(751)
Net interest expense	758	10,748
Investment income (loss)	1,030	(52)
Increase (decrease) in fair market value of interest rate contract	2,650	(6,775)
Loss from continuing operations before taxes	(2,760)	(21,313)
Income tax benefit (provision)	(9)	7,342
Equity in earnings of affiliates, net	199	-
Minority interest, net	36	-
Loss from continuing operations	(2,534)	(13,971)
Earnings (loss) from discontinued operations, net	(301)	6,663
NET LOSS	$ (2,835)	$ (7,308)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10)	(1,238)
Unrealized holding changes on derivatives	25	15
Unrealized periodic holding changes on securities	516	(210)
	531	(1,433)
COMPREHENSIVE LOSS	$ (2,304)	$ (8,741)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For The Three (3) Months Ended September 30, 2003 and September 29, 2002
(In thousands, except per share data)

	Three Months Ended
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:	09/30/03	09/29/02
Loss from continuing operations	$ (0.10)	$ (0.56)
Earnings (loss) from discontinued operations, net	(0.01)	0.26
NET LOSS	$ (0.11)	$ (0.30)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$ -	$ (0.05)
Unrealized holding changes on derivatives	-	-
Unrealized periodic holding changes on securities	0.02	(0.01)
	0.02	(0.06)
COMPREHENSIVE LOSS	$ (0.09)	$ (0.36)

Weighted average shares outstanding:
Basic	25,184	25,162
Diluted	25,184	25,162

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For The Three (3) Months Ended September 30, 2003 and September 29, 2002
(In thousands)

	9/30/03	9/29/02
Cash flows from operating activities:
Net loss	$ (2,835)	$ (7,308)
Depreciation and amortization	1,382	1,298
Amortization of deferred loan fees	1	558
Unrealized holding (gain) loss on interest rate contract	(2,650)	6,775
Undistributed (earnings) loss of affiliates, net	(199)	-
Net (gain) loss on sale of property, plant, and equipment	(163)	-
Paid-in kind interest income	-	(338)
Change in trading securities	2,674	30
Change in operating assets and liabilities	(5,728)	6,920
Non-cash charges and working capital changes of discontinued operations	547	5,411
Net cash provided by (used for) operating activities	(6,971)	13,346
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,192)	(1,624)
Net proceeds received from (used for) investment securities, net	3,696	15
Acquisition of subsidiary, net of cash acquired	(1,767)	-
Equity investment in affiliates	-	(95)
Changes in net assets held for sale	(113)	(95)
Changes in notes receivable	(596)	(518)
Investing activities of discontinued operations	-	(1,089)
Net cash provided by (used for) investing activities	28	(3,406)
Cash flows from financing activities:
Proceeds from issuance of debt	1,800	27,622
Debt repayments	(277)	(36,901)
Payment of financing fees	-	(137)
Issuance of Class A common stock	-	2
Net cash provided by (used for) financing activities	1,523	(9,414)
Effect of exchange rate changes on cash	4	(55)
Net change in cash and cash equivalents	(5,416)	471
Cash and cash equivalents, beginning of the year	12,017	14,810
Cash and cash equivalents, end of the period	$ 6,601	$ 15,281

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data)

1. FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2003, and the condensed consolidated statements of operations and cash flows for the periods ended September 30, 2003 and September 29, 2002 have been prepared by us, without audit. In the opinion of management, all adjustments necessary (consisting only of normal accruals) to present fairly the financial position, results of operations and cash flows at September 30, 2003, and for all periods presented, have been made. The balance sheet at June 30, 2003 was condensed from the audited financial statements as of that date.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the Securities and Exchange Commission's instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2003 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year's quarterly financial statements have been reclassified to conform to the current presentation.

2. CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents and investments at September 30, 2003 consist primarily of investments in United States government securities and investment grade corporate bonds, which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other short-term investments and long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:

	September 30, 2003		June 30, 2003
	Aggregate		Aggregate
	Fair	Cost		Fair	Cost
	Value	Basis		Value	Basis
Cash and cash equivalents:
U.S. government securities	$ 5,544	$ 5,544		$ 10,829	$ 10,829
Money market and other cash funds	1,057	1,057		1,188	1,188
Total cash and cash equivalents	$ 6,601	$ 6,601		$ 12,017	$ 12,017

Short-term investments:
U.S. government securities - restricted	$ 7,549	$ 7,549		$ 7,478	$ 7,478
Trading securities ¯ corporate bonds	37,669	37,186		40,426	39,913
Trading securities ¯ equity securities	399	609		388	607
Available-for-sale equity securities	91	199		56	199
Other investments	55	55		55	55
Total short-term investments	$ 45,763	$ 45,598		$ 48,403	$ 48,252

Long-term investments:
U.S. government securities - restricted	$ 21,007	$ 21,007		$ 24,364	$ 24,364
Money market funds ¯ restricted	220	220		220	220
Corporate bonds ¯ restricted	23,102	22,972		23,045	23,033
Available-for-sale equity securities	8,435	7,715		8,071	7,715
Other investments	5,786	5,786		5,786	5,786
Total long-term investments	58,550	57,700		61,486	61,118

Total cash equivalents and investments	$ 110,914	$ 109,899		$ 121,906	$ 121,387

On September 30, 2003 and June 30, 2003, we had restricted investments of $51,878 and $55,107, respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract and escrow arrangements. The restricted funds are invested in money market funds, U.S. government securities, or high investment grade corporate bonds.

3. EQUITY SECURITIES

We had 22,562,614 shares of Class A common stock and 2,621,502 shares of Class B common stock outstanding at September 30, 2003. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.

4. LOSS PER SHARE RESULTS

The following table illustrates the computation of basic and diluted loss per share:

	Three Months Ended
	9/30/03	9/29/02
Basic loss per share:
Loss from continuing operations	$ (2,534)	$ (13,971)
Weighted average common shares outstanding	25,184	25,162
Basic loss from continuing operations per share	$ (0.10)	$ (0.56)

Diluted loss per share:
Loss from continuing operations	$ (2,534)	$ (13,971)
Weighted average common shares outstanding	25,184	25,162
Options	antidilutive	antidilutive
Total shares outstanding	25,184	25,162
Diluted loss from continuing operations per share	$ (0.10)	$ (0.56)

Stock options entitled to purchase 1,465,419 and 2,032,400 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months ended September 30, 2003 and September 29, 2002, respectively. The stock options could be dilutive in future periods.

5. STOCK-BASED COMPENSATION

Stock-Based Compensation: As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", we use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, for our stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in the three months ended September 30, 2003 and September 29, 2002. If stock options granted were accounted for based on their fair value as determined under SFAS 123, our pro forma results would be as follows:

	2003	2002
Net loss, as reported	$ (2,835)	$ (7,308)
Total stock-based employee compensation expense Determined under the fair value based method for all awards, net of tax	(75)	(137)
Pro forma net loss	(2,910)	(7,445)
Basic and diluted loss per share:
As reported	$ (0.11)	$ (0.30)
Pro forma	(0.12)	(0.30)

The pro forma effects of applying SFAS 123 are not representative of the effects on reported net results for future years. Additional grants are expected in future years.

The weighted average grant date fair value of options granted during the three months ended September 29, 2002 was $3.09. No options were granted during the three months ended September 30, 2003. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.

6. DISCONTINUED OPERATIONS

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

In connection with the sale, we have deposited with an escrow agent $25 million to secure indemnification obligations we may have to Alcoa. The escrow period is five years, but funds may be held longer if claims are asserted and unresolved. The escrow is classified in long-term investments on our balance sheet. In addition, for a period of five years after the closing, we are required to maintain our corporate existence, take no action to cause our own liquidation or dissolution, and take no action to declare or pay any dividends on our common stock. (Please See Note 7, for further discussion).

The sale of the fastener business has reduced our dependence upon the aerospace industry. Additionally, the sale has allowed us to eliminate substantially all of our debt. We used a portion of the proceeds from the sale to repay our bank debt and to acquire by tender all of our outstanding $225 million 10.75% senior subordinated notes due in April 2009, leaving us with $8.3 million of debt outstanding on September 30, 2003. We plan to use the remaining proceeds from the sale to fund acquisitions.

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

The results of the fastener business and APS are recorded as earnings from discontinued operations, the components of which are as follows:

	Three Months Ended
	09/30/03	09/29/02 (a)
Net sales	$ 390	$ 119,823
Cost of goods sold	496	91,876
Gross margin	(106)	27,947

Selling, general & administrative expense	195	19,514
Other (income) expense, net	-	(629)
Operating income (loss)	(301)	9,062
Net interest expense (income)	-	250
Earnings (loss) from discontinued operations before taxes	(301)	8,812
Income tax benefit (provision)	-	(2,149)
Net earnings (loss) from discontinued operations	$ (301)	$ 6,663

(a) - The results presented for the three months ended September 29, 2002, include the activity of the fastener business, which was sold on December 3, 2002.

The assets and liabilities of APS were reported as assets and liabilities of discontinued operations at September 30, 2003 and June 30, 2003, and were as follows:

	September 30,	June 30,
	2003	2003
Current assets of discontinued operations:
Accounts receivable	$ 18	$ 425
Inventories	32	300
Prepaid expenses and other current assets	2	3
	52	728

Noncurrent assets of discontinued operations:
Property, plant and equipment	71	71
Accumulated depreciation	(71)	(71)
Other assets	125	125
	125	125
Current liabilities of discontinued operations:
Accounts payable	(5)	(25)
Accrued liabilities	(725)	(834)
	(730)	(859)
Total net assets (liabilities) of discontinued operations	$ (533)	$ (6)

7. CONTINGENCIES

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

In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition. In addition, we have identified several areas of potential contamination related to, or arising from other facilities owned, or previously owned, by us, that may require us either to take corrective action or to contribute to a clean-up. We are also a defendant in several lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters, and we have been alleged to be a potentially responsible party at various "superfund" sites. We believe that we have recorded adequate accruals in our financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any environmental liability, unl ess such parties are contractually obligated to contribute and are not disputing such liability.

As of September 30, 2003, the consolidated total of our recorded liabilities for environmental matters was approximately $9.4 million, which represented the estimated probable exposure for these matters. On September 30, 2003, $3.8 million of these liabilities were classified as other accrued liabilities and $5.6 million were classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $15.7 million.

The sales agreement with Alcoa includes an indemnification for environmental claims in excess of $8.4 million, which were previously recorded by our fastener business. To date, Alcoa has contacted us concerning potential environmental claims which, while disputed, could consume up to $6.0 million of the $8.4 million accrual for the indemnification liability. Accordingly, there is no additional accrual for these environmental claims at September 30, 2003.

Other Matters

We have received a demand from Alcoa to pay it $10.2 million as a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital at March 31, 2002. Alcoa has also demanded that we pay it $5.3 million for certain accounts receivable that were outstanding both at December 3, 2002, and June 3, 2003. In addition, Alcoa has asserted other claims which, if proven, would, according to Alcoa, aggregate in excess of $5 million. If Alcoa is correct and these other claims exceed $5 million, we may be required to reimburse Alcoa for their full amount, without benefit of a threshold set forth in the acquisition agreement under which we sold our fastener business to Alcoa. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At September 30, 2003, we had not recorded an accrual for these disputes with Alcoa ..

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

8. BUSINESS SEGMENT INFORMATION

We currently report in three principal business segments: aerospace distribution, aerospace manufacturing and real estate operations. The following table provides the historical results of our operations for the three and nine months ended September 30, 2003 and September 29, 2002, respectively.

	Three Months Ended
	9/30/03	9/29/02
Revenues
Aerospace Distribution Segment	$ 14,854	$ 14,977
Aerospace Manufacturing Segment	2,091	2,429
Real Estate Operations Segment	2,304	1,888
Corporate and Other	3	-
Total	$ 19,252	$ 19,294

Operating Income (Loss)
Aerospace Distribution Segment	$ 378	$ 648
Aerospace Manufacturing Segment	(506)	(268)
Real Estate Operations Segment	850	595
Corporate and Other	(6,404)	(4,713)
Total	$ (5,682)	$ (3,738)

Earnings (Loss) From Continuing Operations Before Taxes
Aerospace Distribution Segment	$ 355	$ 626
Aerospace Manufacturing Segment	(556)	(343)
Real Estate Operations Segment	850	82
Corporate and Other	(3,407)	(21,678)
Total	$ (2,760)	$ (21,313)

Assets	9/30/03	6/30/03
Aerospace Distribution Segment	$ 43,575	$ 47,210
Aerospace Manufacturing Segment	8,931	8,924
Real Estate Operations Segment	122,241	122,458
Corporate and Other	202,660	211,957
Total	$ 377,407	$ 390,549

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Interpretation 46 "Consolidation of Variable Interest Entities" was issued in January 2003. FIN 46 requires that variable interest entities created before February 1, 2003 be consolidated during the first interim period ending after December 15, 2003. We are currently assessing whether or not we will be required to consolidate our limited partner interest in a landfill development partnership.

10. SUBSEQUENT EVENTS

On November 1, 2003, its Germany subsidiary closed on the acquisition of Hein Gericke, PoloExpress and IFW from the Administrator for Eurobike AG in Düsseldorf, Germany. The purchase price was EUR 59 million. The acquisition of all but 7.5% of the remaining interest in PoloExpress will close on January 2, 2004.

Hein Gericke, PoloExpress and IFW design, manufacture, and sell protective clothing, helmets, and technical accessories for motorcyclists. Hein Gericke operates 137 retail shops in Austria, Belgium, England, Germany, Luxembourg and the Netherlands. PoloExpress operates 84 retail shops in Germany. IFW, located in Tustin, California, is a designer for Harley-Davidson and First Gear clothing. IFW also distributes Hein Gericke and First Gear products in the United States

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

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

RESULTS OF OPERATIONS

Business Transactions

On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. The cash received from Alcoa is subject to a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital as of March 31, 2002 (See Note 7, for further discussion). We may also receive additional cash proceeds up to $12.5 million per year over the four-year period from 2003 to 2006, if the number of commercial aircraft delivered by Boeing and Airbus exceeds specified annual levels.

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

The sale of the fastener business has reduced our dependence upon the aerospace industry. Additionally, the sale has allowed us to eliminate substantially all of our debt. We used a portion of the proceeds from the sale to repay our bank debt and to acquire by tender all of our outstanding $225 million 10.75% senior subordinated notes due in April 2009, leaving us with $8.3 million of debt outstanding on September 30, 2003. We plan to use the remaining proceeds from the sale to fund acquisitions.

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

The results of the fastener business and APS are recorded as earnings from discontinued operations, the components of which are as follows:

(In thousands)	Three Months Ended
	09/30/03	09/29/02
Earnings (loss) from discontinued operations before taxes	$ (301)	$ 8,812
Income tax provision	-	(2,149)
Net earnings (loss) from discontinued operations	$ (301)	$ 6,663

On November 1, 2003, its Germany subsidiary closed on the acquisition of Hein Gericke, PoloExpress and IFW from the Administrator for Eurobike AG in Düsseldorf, Germany. The purchase price was EUR 59 million. The acquisition of all but 7.5% of the remaining interest in PoloExpress will close on January 2, 2004.

Consolidated Results

Because of the acquisition of Eurobike on November 1, 2003 and the sale of the fasteners business on December 3, 2002, the discussion below can not be relied upon as a trend of our future results.

We currently report in three principal business segments: aerospace distribution, aerospace manufacturing, and real estate operations. The following table provides the historical sales and operating income of our segments for the three months ended September 30, 2003 and September 29, 2002, respectively.

(In thousands)	Three Months Ended
	9/30/03	9/29/02
Revenues
Aerospace Distribution Segment	$ 14,854	$ 14,977
Aerospace Manufacturing Segment	2,091	2,429
Real Estate Operations Segment	2,304	1,888
Corporate and Other	3	-
Total	$ 19,252	$ 19,294

Operating Income (Loss)
Aerospace Distribution Segment	$ 378	$ 648
Aerospace Manufacturing Segment	(506)	(268)
Real Estate Operations Segment	850	595
Corporate and Other	(6,404)	(4,713)
Total	$ (5,682)	$ (3,738)

Revenues of $19.3 million in the first quarter of fiscal 2004 were equivalent to revenues of $19.3 million in the first quarter of fiscal 2003. Revenues in the first three months of fiscal 2004 remained adversely affected by the overall conditions in the aerospace industry. The aerospace industry is still sluggish following the events of September 11, 2001 and weakness in the overall economy.

Gross margin as a percentage of sales was 20.2% and 22.9% in the first three months of fiscal 2004 and fiscal 2003, respectively. The recent, well publicized, financial difficulties of major commercial airlines and reduction in travel have affected the demand for products we sell at our aerospace businesses, which, in turn has adversely affected our gross margins.

Gross margin as a percentage of rental revenue at our real estate segment increased to 39.8 % from 34.7% in the first quarter of fiscal 2004, as compared to the first quarter of fiscal 2003, respectively. The improved margins reflected the 22.0% increase in rental revenue in the first quarter of fiscal 2004, as compared to the first quarter of fiscal 2003.

Selling, general and administrative expense increased $1.6 million for the three months ended September 30, 2003, as compared to the first three months of fiscal 2003. The increase in selling, general and administrative expense is due to an increase in audit fees, insurance premiums, and increased travel expenses associated with acquisition opportunities.

The operating loss for the three months ended September 30, 2003, reflected the reduction in gross margin and the increase in selling, general and administrative expense. With the sale of the fasteners business, we have become a much smaller company and are currently seeking acquisition opportunities. Costs at all locations are being strictly monitored, and reduced wherever possible. By January 2004, we will have completed a move of our corporate headquarters to a leased facility less than half the size of our current location, creating a $0.2 million annual expense savings.

Net interest expense was $0.8 million and $10.7 million for the three months ended September 30, 2003 and September 29, 2002, respectively. The results for the first three months of fiscal 2003 included interest expense, prior to the repayment of all of our outstanding senior subordinated notes, term loan and revolving credit facilities as a result of the sale of the fastener business.

We recognized investment income of $1.0 million in the three months ended September 30, 2003 due to a dividend received. The results of the three months ended September 29, 2002, reflect $0.1 million of losses realized on investments sold.

The fair market value adjustment of our position in a ten-year $100 million interest rate contract increased by $2.7 million in the first three months of fiscal 2004 and decreased by $6.8 million in the first three months of fiscal 2003. The fair market value adjustment of this agreement will generally fluctuate, based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate contract will increase and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest rate contract will decrease, and we will record income. Increasing interest rates have caused the change in fair market value of the contract in the current period.

We recorded a nominal income tax provision in the first three months of fiscal 2004 on pre-tax losses from continuing operations. A tax provision was recorded due primarily to state income taxes. We recorded an income tax benefit of $7.3 million in the first three months of fiscal 2003, representing a 34.4% effective tax rate benefit on pre-tax losses from continuing operations. The tax benefit resulted primarily from the reversal of tax accruals, net of valuation allowances, no longer required.

Earnings (loss) from discontinued operations includes the results of the fasteners business prior to its sale, and APS. The current period reductions in earnings reflect us owning the fastener business in the first three months of fiscal 2003, prior to its sale on December 3, 2002.

Other comprehensive income includes foreign currency translation adjustments and unrealized periodic holding changes in the fair market value of available-for-sale investment securities. For the three months ended September 30, 2003, other comprehensive income included an increase of $0.5 million in the fair market value of unrealized holding gains on investment securities. For the three months ended September 29, 2002, the foreign currency translation adjustment decreased by $1.2 million and the fair market value of unrealized holding gains on investment securities decreased by $0.2 million.

Segment Results

Aerospace Distribution Segment

Our aerospace distribution business is an international supplier to the airlines, corporate aviation, and the military. The business operates from five locations in the United States and specializes in the distribution of avionics, airframe accessories, and other components. Products include: navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. The company also overhauls and repairs, landing gear, pressurization components, instruments, and avionics. Customers include commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace distribution segment decreased by $0.1 million, or 0.8%, in the first quarter of fiscal 2004, as compared to the first quarter of fiscal 2003. Sales in the three months ended September 30, 2003 and September 29, 2002, were adversely affected by the overall conditions in the aerospace industry, resulting primaril y from the events of September 11, 2001, and the general weakness in the overall economy.

Operating income decreased by $0.3 million in the first quarter of fiscal 2004, as compared to the first quarter in fiscal 2003. The results for the three months ended September 30, 2003, reflect a decrease in gross margin as a percentage of sales due to the reduced demand for the products we sell.

Aerospace Manufacturing Segment

Sales and operating results in our aerospace manufacturing segment each decreased by $0.3 million in the first quarter of fiscal 2004, as compared to the first quarter of fiscal 2003. The changes reflected a reduction in shipments in the current period due to an overall lower level of demand in the aerospace industry resulting from the September 11, 2001 terrorist attacks and the continued financial difficulties of major commercial airlines.

Real Estate Operations Segment

Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York and also owns and leases a 102,000 square foot building in Chatsworth, California and a 208,000 square foot manufacturing facility located in Fullerton, California. We have two tenants that each occupy more than 10% of the rentable space of the shopping center. Rental revenue was $2.3 million and $1.9 million in the three months ended September 30, 2003 and September 29, 2002, respectively. Rental revenue increased by 22.0% in the first three months of fiscal 2004, as compared to the prior period, reflecting the lease of the Fullerton property and tenants occupying an additional 66,000 square feet of the shopping center. The weighted average occupancy rate of the shopping center was 91.2% and 78.1% in the first three months of 2004 and 2003, respectively. The average effective annual rental rate per square foot was $20.05 and $22.22 during the first three months of 2004 and 2003, respectively. As of September 30, 2003, approximately 91% of the shopping center was leased. We anticipate that rental income will increase during 2004, as a result of a new lease for approximately 28,000 square feet, entered into shortly after the end of fiscal 2003. During the first quarter of fiscal 2003, our real estate segment purchased, for $5.3 million, a 208,000 square foot manufacturing facility located in Fullerton, California. The Chatsworth property is leased through July 2008, and is expected to generate revenues and operating income of approximately $0.5 million per year. The Fullerton property is leased to Alcoa through October 2007, and is expected to generate revenues and operating income in excess of $0.5 million per year.

Operating income increased by $0.3 million in the first quarter of fiscal 2004, as compared to the first quarter of fiscal 2003. The improvement in the first three months of fiscal 2004 reflects an increase in the weighted-average portion of the shopping center occupied during the first three months of fiscal 2004.

Corporate

The operating results at corporate decreased by $1.7 million due to an increase in audit fees, insurance premiums, and increased travel expenses associated with acquisition opportunities. By January 2004, we will have completed a move of our Dulles, Virginia corporate headquarters to a newly leased facility that is less than half the size of our current location, creating a $0.2 million annual savings of expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Total capitalization as of September 30, 2003 and June 30, 2003 amounted to $143.8 million and $144.5 million, respectively. The three-month change in capitalization included a $1.6 million increase in debt and a decrease in equity of $2.3 million which was due primarily to our reported net loss, offset partially by a $0.5 million favorable increase in other comprehensive income. Our combined cash and investment balances totaled $110.9 million on September 30, 2003, as compared to $121.9 million on June 30, 2003.

Net cash used for operating activities for the three months ended September 30, 2003, was $7.0 million. The working capital uses of cash in the first three months of fiscal 2004 included a $7.6 million reduction of accounts payable and other accrued liabilities, offset partially by a $0.7 million reduction in inventory. Net cash provided by operating activities was $13.3 million for the three months ended September 29, 2002. The primary source of cash from operating activities in the first three months of fiscal 2003 included $6.9 million of changes in operating assets and liabilities and $5.4 million of non-cash charges and net working capital changes of discontinued operations.

Net cash provided by investing activities for the three months ended September 30, 2003, was nominal. In the first three months of fiscal 2004, $3.7 million proceeds from investment securities was offset partially by $1.2 million of capital expenditures and $1.8 million to purchase our former partner's 50% interest in a Hawker 800 airplane. Net cash used for investing activities was $3.4 million for the three months ended September 29, 2002. In the first three months of fiscal 2003, the primary use of cash was capital expenditures of $1.6 million, including $1.5 million at our real estate segment, and $1.1 million of investing activities from discontinued operations.

Net cash provided by financing activities was $1.5 million for the three months ended September 30, 2003, which reflected $1.8 million borrowed to finance the purchase of our former partner's 50% interest in a Hawker 800 airplane, offset partially by $0.3 of debt repayments. Net cash used for financing activities was $9.4 million for the three months ended September 29, 2002, and included cash provided by operations that was used to reduce debt.

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

We have entered into discussions with a lender to receive a 10-year, non-recourse, fixed rate, term-loan financing on our shopping center at interest rates currently approximating 6.25%. We estimate that we will receive approximately $50.0 million of cash, which we plan to use to fund additional acquisition opportunities. There are no assurances that this financing will be obtained.

During the next six months, we may buy back up to 10%, or approximately 2,250,000 shares, of our current outstanding Class A common stock, subject to market conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Interpretation 46 "Consolidation of Variable Interest Entities" was issued in January 2003. FIN 46 requires that variable interest entities created before February 1, 2003 be consolidated during the first interim period ending after December 15, 2003. We are currently assessing whether or not we will be required to consolidate our limited partner interest in a landfill development partnership.

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

We have recognized a $2.7 million non-cash increase in the fair market value of the interest rate contract in the first three months of fiscal 2004, and a $6.8 million non-cash decrease in the fair market value of the interest rate contract in the first three month of fiscal 2003, as a result of the fair market value adjustment for our interest rate swap agreement.

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

(In thousands)

Expected maturity date	February 19, 2008
Type of interest rate contract	Variable to Fixed
Variable to fixed contract amount	$100,000
Fixed LIBOR rate	6.745%
LIBOR cap rate	N/A
Average floor rate	N/A
Weighted average forward LIBOR rate	3.15%
Fair market value at September 30, 2003	$(16,012)

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

Changes in Internal Controls

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required to be disclosed under this Item is set forth in Footnote 7 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

*31 Certifications required by Section 302 of the Sarbanes-Oxley Act.

*32 Certifications required by Section 906 of the Sarbanes-Oxley Act.

* Filed herewith.

(b) Reports on Form 8-K:

We filed a report on Form 8-K on September 24, 2003, as a result of issuing a press release to announce the operating results for our 2003 fiscal year.

We filed a report on Form 8-K on September 24, 2003, as a result of issuing a press release to announce that during the next six months, we may buy back up to 10%, or approximately 2,250,000 shares, of our current outstanding Class A common stock, subject to market conditions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.

  For THE FAIRCHILD CORPORATION
  (Registrant) and as its Chief
  Financial Officer:

  By: /s/ JOHN L. FLYNN
   John L. Flynn
  Chief Financial Officer, Treasurer
   and Senior Vice President, Tax

Date: November 7, 2003