Form 10-Q
period 2003-12-31
FAIRCHILD CORP
filed 2004-02-13
CIK 9779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2003
                          Commission File Number 1-6560

                            THE FAIRCHILD CORPORATION
             (Exact name of Registrant as specified in its charter)

                                    Delaware
                    (State of incorporation or organization)

                                   34-0728587
                      (I.R.S. Employer Identification No.)

               1750 Tysons Boulevard, Suite 1400, McLean, VA 22102
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

                                    YES X            NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                                         Outstanding at
Title of Class                                         December 31, 2003
Class A Common Stock, $0.10 Par Value                      22,571,114
Class B Common Stock, $0.10 Par Value                      2,621,502

        THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2003

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.Condensed Consolidated Balance Sheets (Unaudited) as of December 31,
       2003 and September 30, 2003............................................3

       Condensed Consolidated Statements of Operations (Unaudited) for the
       Three Months Ended December 31, 2003 and December 29, 2002.............5

       Condensed Consolidated Statements of Cash Flows (Unaudited) for the
       Three Months Ended December 31, 2003 and December 29, 2002.............7

       Notes to Condensed Consolidated Financial Statements (Unaudited).......8

Item 2.  Management's Discussion and Analysis of Results of Operations

PART II. OTHER INFORMATION

        All references in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “us,” the “Company” and “Fairchild” refer to The Fairchild Corporation and its subsidiaries. All references to “fiscal” in connection with a year shall mean the 12 months ended September 30th. On December 24, 2003, we announced that we have elected to change our fiscal year end from June 30th to September 30th.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
December 31, 2003 and September 30, 2003
(In thousands)

ASSETS

	12/31/03	9/30/03

Cash and cash equivalents	$ 69,068	$ 6,601
Short-term investments	12,302	45,763
Accounts receivable-trade, less allowances of $5,156 and $1,433	41,845	11,569
Inventories:
Finished goods	101,323	23,649
Work-in-process	946	859
Raw materials	626	536

	102,895	25,044
Net current assets of discontinued operations	1,233	52
Prepaid expenses and other current assets	12,505	4,057

Total Current Assets	239,848	93,086

Property, plant and equipment, net of accumulated
depreciation of $29,359 and $27,440	144,454	130,556
Net noncurrent assets of discontinued operations	-	125
Goodwill	29,891	10,821
Investments and advances, affiliated companies	4,935	4,935
Prepaid pension assets	59,697	60,571
Deferred loan costs	1,000	1,070
Long-term investments	64,431	58,550
Notes receivable	8,080	8,397
Other assets	11,029	9,296

TOTAL ASSETS	$563,365	$377,407

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
December 31, 2003 and September 30, 2003
(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

	12/31/03	6/30/03

CURENT LIABILITIES
Bank notes payable and current maturities of long-term debt		$ 63,951	$ 3,997
Accounts payable		40,409	8,805
Accrued liabilities:
Salaries, wages and commissions		12,265	9,798
Employee benefit plan costs		2,689	2,604
Insurance		10,444	11,990
Interest		708	699
Other accrued liabilities		36,740	10,849
Current liabilities of discontinued operations		1,758	730

Total Current Liabilities		168,964	49,472

LONG-TERM LIABILITIES:
Long-term debt, less current maturities		59,572	4,277
Fair value of interest rate contract		13,922	16,012
Other long-term liabilities		25,352	11,576
Pension liabilities		63,753	63,793
Retiree health care liabilities		28,848	28,272
Noncurrent income taxes		68,440	68,492

TOTAL LIABILITIES		428,851	241,894

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,385 (30,377 in September) shares issued and 22,571 (22,563 in
September) shares outstanding; entitled to one vote per share		3,038	3,037
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,622 shares issued and outstanding; entitled to ten votes per share		262	262
Paid-in capital		232,760	232,741
Treasury stock, at cost, 7,814 shares of Class A common stock		(76,459)	(76,459)
Retained earnings		35,962	38,127
Notes due from stockholders		(1,508)	(1,508)
Cumulative other comprehensive income		(59,541)	(60,687)

TOTAL STOCKHOLDERS' EQUITY		134,514	135,513

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 563,365	$ 377,407

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For The Three (3) Months Ended December 31, 2003 and December 29, 2002
(In thousands, except per share data)

	Three Months Ended

REVENUE:	12/31/03	12/29/02

Net sales	$ 41,882	$ 18,661
Rental revenue	2,342	2,099

	44,224	20,760
COSTS AND EXPENSES:
Cost of goods sold	28,781	14,859
Cost of rental revenue	1,486	1,325
Selling, general and administrative	23,256	35,081
Other (income) expense, net	(3,116)	(139)

	50,407	51,126
OPERATING LOSS	(6,183)	(30,366)
Interest expense	5,393	19,624
Interest income	(190)	(7,617)

Net interest expense	5,203	12,007
Investment income	154	532
Increase in fair market value of interest rate contract	2,090	28

Loss from continuing operations before taxes	(9,142)	(41,813)
Income tax benefit (provision)	2,487	(5,927)
Equity in earnings of affiliates, net	-	(80)
Minority interest, net	81	-

Loss from continuing operations	(6,574)	(47,820)
Earnings (loss) from discontinued operations, net	(1,525)	1,926
Gain on disposal of discontinued operations, net	5,934	40,002

NET LOSS	$(2,165)	$(5,892)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,133	18,755
Minimum pension liability	-	(47,516)
Unrealized holding changes on derivatives	17	(189)
Unrealized periodic holding changes on securit	(5)	241

Other comprehensive income (loss)	1,145	(28,709)

COMPREHENSIVE INCOME (LOSS)	$(1,020)	$(34,601)

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For The Three (3) Months Ended December31, 2003 and December 29, 2002
(In thousands, except per share data)

	Three Months Ended
	12/31/03	12/29/02

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$ (0.26)	$(1.90)
Earnings (loss) from discontinued operations, net	(0.06)	0.08
Gain on disposal of discontinued operations, net	0.23	1.59

NET LOSS	$(0.09)	$(0.23)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$ 0.05	$ 0.75
Minimum pension liability	-	(1.89)
Unrealized holding changes on derivatives	-	(0.01)
Unrealized periodic holding changes on securities	-	0.01

Other comprehensive income (loss)	0.05	(1.14)

COMPREHENSIVE INCOME (LOSS)	$(0.04)	$(1.37)

Weighted average shares outstanding:
Basic	25,190	25,163

Diluted	25,190	25,163

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSEDCONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For The Three (3) Months Ended December31, 2003 and December 29, 2002
(In thousands)

	12/31/03	12/29/02

Cash flows from operating activities:
Net loss	$ (2,165)	$ (5,892)
Depreciation and amortization	1,919	1,323
Amortization of deferred loan fees	396	10,311
Unrealized holding gain on interest rate contract	(2,090)	(28)
Net gain on the sale of discontinued operations	(5,934)	(40,002)
Undistributed (earnings) loss of affiliates, net	-	(80)
Paid-in kind interest income	-	(7,192)
Change in trading securities	33,282	(30)
Change in operating assets and liabilities	(5,543)	5,016
Non-cash charges and working capital changes of discontinued operations	(28)	(12,375)

Net cash provided by (used for) operating activities	19,837	(48,949)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,759)	(6,154)
Net proceeds received from (used for) investment securities, net	(5,710)	(48,242)
Acquisition of subsidiary, net of cash acquired	(53,929)	-
Net proceeds received from the sale of discontinued operations	-	657,050
Equity investment in affiliates	-	(91)
Changes in net assets held for sale	-	(99)
Changes in notes receivable	317	14,761
Investing activities of discontinued operations	-	(1,728)

Net cash provided by (used for) investing activities	(61,081)	615,497
Cash flows from financing activities:
Proceeds from issuance of debt	108,848	43,763
Debt repayments	(4,844)	(491,742)
Payment of financing fees	(326)	(110)
Issuance of Class A common stock	20	-

Net cash provided by (used for) financing activities	103,698	(448,089)
Effect of exchange rate changes on cash	13	100

Net change in cash and cash equivalents	62,467	118,559
Cash and cash equivalents, beginning of the year	6,601	15,281

Cash and cash equivalents, end of the period	$ 69,068	$ 133,840

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

1.     FINANCIAL STATEMENTS

        The condensed consolidated balance sheet as of December 31, 2003, and the condensed consolidated statements of operations and cash flows for the periods ended December 31, 2003 and December 29, 2002 have been prepared by us, without audit. In the opinion of management, all adjustments necessary (consisting only of normal accruals) to present fairly the financial position, results of operations and cash flows at December 31, 2003, and for all periods presented, have been made. The balance sheet at September 30, 2003 was condensed from the reported financial statements as of that date.

        The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2003 Annual Report on Form 10-K. The results of operations for the period ended December 31, 2003 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year’s quarterly financial statements have been reclassified to conform to the current presentation. On December 24, 2003, we announced that we have elected to change our fiscal year end from June 30th to September 30th. Additionally, we combined our aerospace distribution segment and our aerospace manufacturing segment into one segment now known as our aerospace segment.

2. ACQUISITIONS

        On November 1, 2003, we acquired for $45.5 million (EUR 39.0 million) substantially all of the worldwide business of Hein Gericke and the capital stock of Intersport Fashions West (IFW) from the Bankruptcy Administrator for Eurobike AG in Germany. Also on November 1, 2003, we acquired for $23.4 million (EUR 20.0 million) from the Administrator for Eurobike AG and from two subsidiaries of Eurobike AG all of their respective ownership interests in Polo Express and receivables owed to them by PoloExpress. We used available cash from investments that were sold to pay the Administrator $14.6 million (EUR 12.5 million) on November 1, 2003 and borrowed EUR 46.5 million (approximately $58.4 million on December 31, 2003) from the Administrator which is due to be repaid no later than April 30, 2004. Interest is payable monthly at a rate of 8%, per annum. The aggregate purchase price for these acquisitions was approximately $68.9 million (EUR 59.0 million), including $15.0 million (EUR 12.9 million) of cash acquired.

        On January 2, 2004, we acquired for $18.8 million (EUR 15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser will retain a 7.5% ownership interest in PoloExpress, but Fairchild has a right to call this interest at any time from March 2007 to October 2008, for a purchase price of EUR 12.3 million (approximately $15.4 million on December 31, 2003). Mr. Esser has the right to put such interest to us at any time during April of 2008 for EUR 12.0 million (approximately $15.0 million on December 31, 2003). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (EUR 15.0 million) and provided collateral of $15.0 million (EUR 12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The purchase price includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years. We also signed an employment agreement with Mr. Esser for two years. On our December 31, 2003, financial statements the $18.8 million paid to Mr. Esser on January 2, 2004, and the $15.0 million collateral provided were recorded in other accrued liabilities and other long-term liabilities, respectively.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $19.1 million. The excess of the purchase price over tangible assets and identifiable intangible assets was preliminarily reflected as goodwill in the consolidated financial statements as of December 31, 2003. Estimates for fair value represent our best estimate as of December 31, 2003. We are currently finalizing fair values for these acquisitions. Changes in the fair value of these assets from current estimated values as well as changes in other assumptions could significantly impact the reported value of goodwill.

        Hein Gericke, PoloExpress and IFW are now included in our segment known as Fairchild Sports and Leisure. The retail sales of our sports and leisure products is a highly seasonal business with a historic trend for higher volumes of sales and profits during March through September when the weather in Europe is more favorable for people to use their motorcycles than October to February. We acquired these companies because we believe they may have potential upside, and may provide a platform for other entrees into related leisure businesses. Hein Gericke currently operates 146 retail shops in Austria, Belgium, England, Germany, Luxembourg and the Netherlands. PoloExpress currently operates 84 retail shops in Germany. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW is also a distributor for other manufacturers in the United States. The acquisition has lessened our dependence on the aerospace industry.

3.     CASH EQUIVALENTS AND INVESTMENTS

        Cash equivalents and investments at December 31, 2003 consist primarily of investments in United States government securities and investment grade corporate bonds, which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other short-term investments and long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:

	December 31,2003		September 30, 2003

	Aggregate		Aggregate

	Fair	Cost	Fair	Cost
	Value	Basis	Value	Basis

Cash and cash equivalents:
U.S. government securities	$ 969	$ 969	$ 5,544	$ 5,544
Money market and other cash funds	68,099	68,099	1,057	1,057

Total cash and cash equivalents	$ 69,068	$ 69,068	$ 6,601	$ 6,601

Short-term investments:
U.S. government securities - restricted	$ 4,463	$ 4,463	$ 7,549	$ 7,549
Money market funds - restricted	7,212	7,212	-	-
Trading securities - corporate bonds	-	-	37,669	37,186
Trading securities - equity securities	447	610	399	609
Available-for-sale equity securities	125	234	91	199
Other investments	55	55	55	55

Total short-term investments	$ 12,302	$ 12,574	$ 45,763	$ 45,598

Long-term investments:
U.S. government securities - restricted	$ 19,060	$ 19,060	$ 21,007	$ 21,007
Money market funds - restricted	8,126	8,126	220	220
Corporate bonds - restricted	22,647	22,909	23,102	22,972
Available-for-sale equity securities	8,812	7,715	8,435	7,715
Other investments	5,786	5,786	5,786	5,786

Total long-term investments	64,431	63,596	58,550	57,700

Total cash equivalents and investments	$145,821	$145,238	$110,914	$109,899

On December 31, 2003 and September 30, 2003, we had restricted investments of $61,508 and $51,878, respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract and escrow arrangements. The restricted funds are invested in money market funds, U.S. government securities, or high investment grade corporate bonds.

4. DEBT

Short-term Loan from Administrator

We received a short-term loan of EUR 46.5 million (approximately $58.4 million on December 31, 2003) from the bankruptcy Administrator of Eurobike to fund the remaining purchase price of the businesses that we acquired on November 1, 2003. The short-term loan is due to the Administrator on April 30, 2004, or such date as we accept third party financing for the remaining purchase price, whichever comes first. Negotiations for such third party financing are ongoing. The short-term loan from the Administrator bears interest at a rate of 8% per annum. The short-term loan is secured by a lien on the bank accounts, receivables, inventory and capital stock of the acquired operations. Until such time as the deferred purchase price is paid in full, the acquired companies may not declare any dividends or distribute cash to other entities we own.

Shopping Center Financing

On December 26, 2003, our subsidiary, Republic Thunderbolt, LLC, obtained a $55.0 million, non-recourse 10-year term loan financing of our Airport Plaza shopping center in Farmingdale, New York. The interest rate is fixed at 6.2% for the term of the loan. The lender was Column Financial, a subsidiary of Credit Suisse First Boston, LLC. The loan is secured by the assets of our shopping center. Approximately $8.1 million of the loan proceeds are being held in an escrow account as collateral to fund certain environmental matters. The remaining loan proceeds will be used to finance acquisitions.

5. LOSS PER SHARE RESULTS

The following table illustrates the computation of basic and diluted loss per share:

                                                            Three Months Ended

                                                         ----------------------
                                                          9/30/03       9/29/02
                                                         ----------------------
Basic loss per share:
 Loss from continuing operations                        $ (6,574)    $ (47,820)
                                                         ----------------------
 Weighted average common shares outstanding                25,190        25,163
                                                         ----------------------
 Basic loss from continuing operations per share        $  (0.26)     $  (1.90)
                                                         ----------------------
 Diluted loss per share:
 Loss from continuing operations                        $ (6,574)    $ (47,820)
                                                         ----------------------
 Weighted average common shares outstanding                25,190        25,163
 Options                                             antidilutive  Antidilutive
                                                         ----------------------
 Total shares outstanding                                  25,190        25,163
                                                         ----------------------
 Diluted loss from continuing operations per share      $  (0.26)     $  (1.90)
                                                         ----------------------

        Stock options entitled to purchase 1,333,446 and 1,990,521 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months ended December 31, 2003 and December 29, 2002, respectively. The stock options could become dilutive in future periods.

6.     EQUITY SECURITIES

        We had 22,571,114 shares of Class A common stock and 2,621,502 shares of Class B common stock outstanding at December 31, 2003. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. During the three months ended December 31, 2003, we issued 8,500 shares of Class A common stock as a result of the exercise of stock options.

7.     STOCK-BASED COMPENSATION

        Stock-Based Compensation: As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, we use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, for our stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in the three months ended December 31, 2003 and December 29, 2002. If stock options granted were accounted for based on their fair value as determined under SFAS 123, our pro forma results would be as follows:

                                                             Three Months Ended

                                                          ---------------------
                                                          12/31/03     12/29/02
                                                          ---------------------
Net loss, as reported                                     $ (2,165)   $ (5,892)
Total stock-based employee compensation expense
 determined under the fair value based method for
 all awards, net of tax                                        (84)       (137)
                                                          ---------------------
Pro forma net loss                                          (2,249)     (6,029)
                                                          ---------------------
Basic and diluted loss per share:
 As reported                                              $ (0.09)     $ (0.23)
 Pro forma                                                $ (0.09)     $ (0.24)

        The pro forma effects of applying SFAS 123 are not representative of the effects on reported net results for future years. Additional grants are expected in future years.

        The weighted average grant date fair value of options granted during the three months ended December 31, 2003 was $3.12. The weighted average grant date fair value of options granted during the three months ended December 29, 2002 was $3.03. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.

8.     PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

        The following table sets forth our unaudited pro forma results of operations for the three months ended December 31, 2003 and December 29, 2002, reflecting our acquisition of Hein Gericke, PoloExpress and IFW (completed on November 1, 2003), and the disposition of our fastener business (December 3, 2002). The pro forma results are based on our historical financial statements and the historical financial statements of the operations and entities we acquired. The unaudited pro forma statements of the operations give effect to each of these transactions as if the transactions occurred on October 1, 2003 and October 1, 2002, respectively. The pro forma financial results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of the fiscal periods. The summary unaudited consolidated pro forma financial results are qualified by and should be read in conjunction with the financial statements and notes thereto included in our June 30, 2003 Annual Report on Form 10-K.

                                                          Three Months Ended
                                                     --------------------------
                                                         12/31/03      12/29/02
                                                     --------------------------
  Net sales                                              $ 52,968      $ 58,977
  Operating loss                                          (6,840)      (36,002)
  Loss from continuing operations                         (7,556)      (53,180)
  Loss from continuing operations, per share             $ (0.30)      $ (2.11)

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

        In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition. In addition, we have identified several areas of potential contamination related to, or arising from other facilities owned, or previously owned, by us, that may require us either to take corrective action or to contribute to a clean-up. We are also a defendant in several lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters, and we have been alleged to be a potentially responsible party at various “superfund” sites. We believe that we have recorded adequate accruals in our financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any environmental liability, unless such parties are contractually obligated to contribute and are not disputing such liability.

        As of December 31, 2003, the consolidated total of our recorded liabilities for environmental matters was approximately $8.2 million, which represented the estimated probable exposure for these matters. On December 31, 2003, $3.8 million of these liabilities were classified as other accrued liabilities and $4.4 million were classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $14.8 million.

        The sales agreement with Alcoa includes an indemnification for environmental claims in excess of $8.4 million, for our fastener business. To date, Alcoa has contacted us concerning potential environmental claims which, while disputed, could consume up to $6.0 million of the $8.4 million accrual for the indemnification liability. Accordingly, there is no additional accrual for these environmental claims at December 31, 2003.

        In October 2003, we learned that volatile organic compounds had been detected in amounts slightly exceeding regulatory thresholds in a town water supply well in East Farmingdale, New York. These compounds may, to an as yet undetermined extent, be attributable to a groundwater plume containing volatile organic compounds, which probably had its source, at least in part, from plant operations conducted by a predecessor of ours in Farmingdale. We are aiding East Farmingdale in its investigation of the source and extent of the volatile organic compounds, and may assist it in treatment. For this purpose, we have designated and escrowed approximately $4.2 million.

         Other Matters

        We have received a demand from Alcoa to pay $10.2 million as a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital at March 31, 2002. In addition, Alcoa has asserted other claims which, if proven, would, according to Alcoa, aggregate in excess of $5.0 million. If Alcoa is correct and these other claims exceed $5.0 million, we may be required to reimburse Alcoa for their full amount, without benefit of a threshold set forth in the acquisition agreement under which we sold our fastener business to Alcoa. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At December 31, 2003, we had not recorded an accrual for these disputes with Alcoa.

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

10.     BUSINESS SEGMENT INFORMATION

        We currently report in three principal business segments: sports and leisure, aerospace, and real estate operations. The following table provides the historical results of our operations for the three months ended December 31, 2003 and December 29, 2002, respectively.

                                                         Three Months Ended
                                                 ------------------------------
                                                        12/31/03       12/29/02
                                                 ------------------------------
Revenues
Sports and Leisure Segment  (a)                        $ 25,207           $   -
Aerospace Segment                                        16,673          18,661
Real Estate Operations Segment                            2,342           2,099
Corporate and Other                                           1               -
                                                 ------------------------------
Total                                                  $ 44,224       $  20,760
                                                 ------------------------------

Operating Income (Loss)
Sports and Leisure Segment  (a)                       $ (3,286)          $    -
Aerospace Segment                                            55             109
Real Estate Operations Segment                              766             710
Corporate and Other                                     (3,718)        (31,185)
                                                 ------------------------------
Total                                                 $ (6,183)      $ (30,366)
                                                 ------------------------------

Earnings (Loss) From Continuing
Operations Before Taxes
Sports and Leisure Segment  (a)                      $  (3,992)           $   -
Aerospace Segment                                          (24)         (1,926)
Real Estate Operations Segment                              217           (110)
Corporate and Other                                     (5,343)        (39,767)
                                                 ------------------------------
Total                                                $  (9,142)      $ (41,813)
                                                 ------------------------------

Assets                                             12/31/03        9/30/03
                                                 ------------------------------
Sports and Leisure Segment                       $ 153,669         $     -
Aerospace Segment                                   57,405          52,506
Real Estate Operations Segment                     152,419         122,241
Corporate and Other                                199,872         202,660
                                                 ------------------------------
Total                                            $ 563,365       $ 377,407
                                                 ------------------------------

(a)     — Includes only two months of results from our sports and leisure segment since its acquisition on November 1, 2003.

11.     DISCONTINUED OPERATIONS

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

        Based upon the Greenslet report included in the Airline Monitor issued on February 10, 2004, 579 commercial aircraft were delivered by Boeing and Airbus in 2003. These deliveries exceeded the target threshold for aircraft deliveries of 505 commercial aircraft in 2003. Accordingly, $12.5 million of additional proceeds is owed to us by Alcoa and we have recognized this amount as pre-tax income from gain on disposal of discontinued operations in our quarter ended December 31, 2003. From this amount, we have accrued and agreed to reimburse Alcoa approximately $1.1 million for the amount of taxes Alcoa has already paid that are attributable to periods prior to December 3, 2002 (the date of the sale). These taxes were primarily property taxes and non-income taxes paid after December 3, 2002 in foreign countries for periods prior to the date of sale. There were accounts receivable on the closing date balance sheet at the date of the sale to Alcoa. Certain of these receivables remained uncollected as of June 3, 2003 (six months after the date of sale). Based upon a recommendation made by a mediator, we have accrued approximately $2.2 million to settle all issues that are in dispute with Alcoa involving accounts receivable.

        As a result of the additional proceeds from the aircraft delivery level, the tax settlement and the accounts receivable accrual, we recorded a $5.9 million gain on disposal of discontinued operations, net of a $3.2 million tax provision, for the quarter ended December 31, 2003.

        On December 3, 2002, we deposited with an escrow agent $25 million to secure indemnification obligations we may have to Alcoa. The escrow period remains in effect to December 2, 2007, but funds may be held longer if claims are timely asserted and remain unresolved. The escrow is classified in long-term investments on our balance sheet. In addition, for a period ending on December 2, 2007, we are required to maintain our corporate existence, take no action to cause our own liquidation or dissolution, and take no action to declare or pay any dividends on our common stock. (Please See Note 9, for further discussion).

         APS

        In February 2003, our Board of Directors adopted a formal plan for the sale of APS, a small operation in our aerospace manufacturing segment, which has been unprofitable. On January 23, 2004, we consummated a sale of substantially all of the physical assets of APS for a nominal amount. Accordingly, the results of APS were reported as a discontinued operation.

        The results of the fastener business and APS are recorded as earnings from discontinued operations, the components of which are as follows:

                                                         Three Months Ended
                                                     --------------------------
                                                        12/31/03    12/29/02(a)
                                                     --------------------------
 Net sales                                              $    39     $  86,741
 Cost of goods sold                                         350        63,595
                                                     --------------------------
 Gross margin                                             (311)        23,146

 Selling, general and administrative expense(b)           1,862        19,682
 Other (income) expense, net                                  -         1,429
                                                     --------------------------
 Operating loss                                         (2,173)         2,035
 Net interest expense                                         -           128
                                                     --------------------------
 Loss from discontinued operations before taxes         (2,173)         1,907
 Income tax benefit                                         648            19
                                                     --------------------------
 Net earnings (loss) from discontinued operations     $ (1,525)     $   1,926
                                                     --------------------------
(a)	— The results presented for the three months ended December 29, 2002, include the operating activity of the fastener business, which was sold on December 3, 2002.

(b)

— Included in selling, general and administrative expense for the three months ended December 31, 2003 was a $0.8 million accrual established to fund a legal matter of a former subsidiary and a $1.0 million cost of severance for a former fastener employee.

        The assets and liabilities of APS were reported as assets and liabilities of discontinued operations at December 31, 2003 and September 30, 2003, and were as follows:

                                                 December 31,     September 30,
                                                     2003              2003
                                                   ----------------------------
Current assets of discontinued operations:
  Accounts receivable                              $   1,233           $   18
  Inventories                                              -               32
  Prepaid expenses and other current assets                -                2
                                                  -----------------------------
                                                       1,233               52
                                                  -----------------------------
Noncurrent assets of discontinued operations:
  Property, plant and equipment                           71               71
  Accumulated depreciation                              (71)             (71)
  Other assets                                             -              125
                                                  -----------------------------
                                                           -              125
                                                  -----------------------------
Current liabilities of discontinued operations:
  Accounts payable                                      (52)              (5)
  Accrued liabilities                                (1,706)            (725)
                                                  -----------------------------
                                                     (1,758)            (730)
                                                  -----------------------------
Total net assets (liabilities) of discontinued
operations                                          $  (525)         $  (533)
                                                  -----------------------------

12.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        Financial Interpretation 46 “Consolidation of Variable Interest Entities” was issued in January 2003 and subsequently revised in December 2003. Financial Interpretation 46, as revised, requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. We are currently assessing whether or not we will be required to consolidate our limited partner interest in a landfill development partnership.

13.     SUBSEQUENT EVENTS

        On January 2, 2004, we acquired all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress for a purchase price of approximately $18.8 million (EUR 15.0 million). Mr. Esser will retain a 7.5% ownership interest in PoloExpress, but Fairchild has a right to call this interest at any time from March 2007 to October 2008, for a purchase price of EUR 12.3 million and Mr. Esser has a right to put such interest to us at any time during April 2008 for EUR 12.0 million. The purchase price includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years.

        In January 2004, we entered into a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our aerospace segment. Interest on outstanding borrowings is 1.0% over prime and we will pay a non-usage fee of 0.5%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OFRESULTS
OF OPERATIONS AND FINANCIAL CONDITION

        The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. We have 100% ownership interests (directly and indirectly) in Fairchild Holding Corp. and Banner Aerospace Holding Company I, Inc. Fairchild Holding Corp. is the owner (directly and indirectly) of Fairchild Aerostructures, Inc., Republic Thunderbolt, LLC and effective November 1, 2003 and January 2, 2004, acquired ownership interests in Hein Gericke, PoloExpress, and Intersport Fashions West. Our principal operations are conducted through these entities. Our consolidated financial statements present the results of our former fastener business, and APS, a small business recently sold, as discontinued operations.

        The following discussion and analysis provide information which management believes is relevant to the assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

CAUTIONARY STATEMENT

        Certain statements in this filing contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: our ability to find, finance, acquire and successfully operate one or more new businesses; product demand; weather conditions in Europe during peak business periods; timely deliveries from vendors; our dependence on the aerospace industry; customer satisfaction and quality issues; labor disputes; competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; military conflicts; reduced airline revenues as a result of the September 11, 2001 terrorist attacks on the United States, and their aftermath; reduced airline travel due to SARS; and the impact of any economic downturns and inflation.

        If one or more of these and other risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this financial discussion and analysis by management, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not intend to update the forward-looking statements included in this filing, even if new information, future events or other circumstances have made them incorrect or misleading.

EXECUTIVE OVERVIEW

        Our business consists of three segments: sports and leisure, aerospace, and real estate operations. Our sports and leisure segment is engaged in the design and retail sale of protective clothing, helmets and technical accessories for motorcyclists in Europe and the United States. Our aerospace segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies worldwide and also manufactures airframe components. Our real estate operations segment owns and leases a shopping center located in Farmingdale, New York, and owns and rents two improved parcels located in Southern California.

        During the past three months, we have located and acquired substantially all of the worldwide operations of Hein Gericke, PoloExpress, and Intersport Fashions West (IFW), collectively now known as Fairchild Sports and Leisure. Hein Gericke currently operates 146 retail shops in Austria, Belgium, England, Germany, Luxembourg and the Netherlands. PoloExpress currently operates 84 retail shops in Germany. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW is also a distributor for other manufacturers in the United States. The Fairchild Sports and Leisure group is a seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September.

        On December 26, 2003, we obtained a $55 million, ten-year term loan financing of our shopping center on a non-recourse basis. Subsequent to December 31, 2003, we acquired all but 7.5% of the remaining interest in PoloExpress, and we entered into a $20.0 million asset based credit facility at our aerospace segment.

During the next several months, our executives will be focused on:

o Obtain permanent long-term financing for the Fairchild Sports and Leisure group prior to April 30, 2004, when EUR 46.5 million loan becomes payable. o Develop Hein Gericke brand recognition through presently targeted customers and market expansion. o Integrate and restructure the components of Fairchild Sports and Leisure to enhance operational efficiencies, centralize worldwide procurement and improve information systems. o Complete Sarbanes-Oxley Section 404 internal control compliance efforts on a worldwide basis.

        We are also continuing to investigate new opportunities, which will enable us to build for the long term. Accordingly, we are continuing to pursue actively worldwide acquisition opportunities in diverse business segments.

RESULTS OF OPERATIONS

      Business Transactions

        On November 1, 2003, we acquired for $45.5 million (EUR 39.0 million) substantially all of the worldwide business of Hein Gericke and the capital stock of Intersport Fashions West (IFW) from the Bankruptcy Administrator for Eurobike AG in Germany. Also on November 1, 2003, we acquired for $23.4 million (EUR 20.0 million) from the Administrator for Eurobike AG and from two subsidiaries of Eurobike AG all of their respective ownership interests in Polo Express and receivables owed to them by PoloExpress. We used available cash from investments that were sold to pay the Administrator $14.6 million (EUR 12.5 million) on November 1, 2003 and borrowed EUR 46.5 million (approximately $58.4 million on December 31, 2003) from the Administrator which is due to be repaid no later than April 30, 2004. Interest is payable monthly at a rate of 8%, per annum. The aggregate purchase price for these acquisitions was approximately $68.9 million (EUR 59.0 million), including $15.0 million (EUR 12.9 million) of cash acquired.

        On January 2, 2004, we acquired for $18.8 million (EUR 15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser will retain a 7.5% ownership interest in PoloExpress, but Fairchild has a right to call this interest at any time from March 2007 to October 2008, for a purchase price of EUR 12.3 million (approximately $15.4 million on December 31, 2003). Mr. Esser has the right to put such interest to us at any time during April of 2008 for EUR 12.0 million (approximately $15.0 million on December 31, 2003). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (EUR 15.0 million) and provided collateral of $15.0 million (EUR 12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The purchase price includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years. We also signed an employment agreement with Mr. Esser for two years. On our December 31, 2003, financial statements the $18.8 million paid to Mr. Esser on January 2, 2004, and the $15.0 million collateral provided were recorded in other accrued liabilities and other long-term liabilities, respectively.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $19.1 million. The excess of the purchase price over tangible assets and identifiable intangible assets was preliminarily reflected as goodwill in the consolidated financial statements as of December 31, 2003. Estimates for fair value represent our best estimate as of December 31, 2003. We are currently finalizing fair values for these acquisitions. Changes in the fair value of these assets from current estimated values as well as changes in other assumptions could significantly impact the reported value of goodwill.

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

        Based upon the Greenslet report included in the Airline Monitor issued on February 10, 2004, 579 commercial aircraft were delivered by Boeing and Airbus in 2003. These deliveries exceeded the target threshold for aircraft deliveries of 505 commercial aircraft in 2003. Accordingly, $12.5 million of additional proceeds is owed to us by Alcoa and we have recognized this amount as pre-tax income from gain on disposal of discontinued operations in our quarter ended December 31, 2003. From this amount, we have accrued and agreed to reimburse Alcoa approximately $1.1 million for the amount of taxes Alcoa has already paid that are attributable to periods prior to December 3, 2002 (the date of the sale). These taxes were primarily property taxes and non-income taxes paid after December 3, 2002 in foreign countries for periods prior to the date of sale. There were accounts receivable on the closing date balance sheet at the date of the sale to Alcoa. Certain of these receivables remained uncollected as of June 3, 2003 (six months after the date of sale). Based upon a recommendation made by a mediator, we have accrued approximately $2.2 million to settle all issues that are in dispute with Alcoa involving accounts receivable.

        As a result of the additional proceeds from the aircraft delivery level, the tax settlement and the accounts receivable accrual, we recorded a $5.9 million gain on disposal of discontinued operations, net of a $3.2 million tax provision, for the quarter ended December 31, 2003.

        The sale of the fastener business has reduced our dependence upon the aerospace industry. In fiscal 2003, we used a portion of the proceeds from the sale to repay our bank debt and to acquire by tender all of our outstanding $225 million 10.75% senior subordinated notes due in April 2009. We used a portion of the remaining proceeds to fund the acquisition of Hein Gericke, PoloExpress, and IFW.

      Recent Developments

        In January 2004, we entered into an $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon the inventory and accounts receivable on-hand at our aerospace segment. Interest on outstanding borrowings is 1% over prime and we will pay a non-usage fee of 0.5%.

        In February 2003, our Board of Directors adopted a formal plan for the sale of APS, a small operation in our aerospace manufacturing segment, which has been unprofitable. On January 23, 2004, we consummated a sale of substantially all of the physical assets of APS for a nominal amount. Accordingly, the results of APS were reported as a discontinued operation.

      Consolidated Results

        Because of the November 1, 2003, acquisition of Hein Gericke, PoloExpress, and IFW, collectively now known as Fairchild Sports and Leisure, and the sale of the fasteners business on December 3, 2002, the discussion below can not be relied upon as a trend of our future results. Additionally, the Fairchild Sports and Leisure group is a highly seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September.

        We currently report in three principal business segments: sports and leisure, aerospace, and real estate operations. The following table provides the sales and operating income of our segments on a historical and pro forma basis for the three months ended December 31, 2003 and December 29, 2002, respectively. The pro forma results represent the impact of our acquisition of Hein Gericke, PoloExpress, and IFW, as if this transaction had occurred at the beginning of each of our fiscal periods. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if the transactions had been in effect since the beginning of each fiscal period, nor are they necessarily indicative of our future results.

	Actual			Pro Forma

(In thousands)	Three Months Ended	Three Months Ended

	12/31/03	12/29/02	12/31/03	12/29/02

Revenues
Sports and Leisure Segment (a)	$ 25,207	-	$ 33,952		$ 40,316
Aerospace Segment	16,673	18,661	16,673		18,661
Real Estate Operations Segment	2,342	2,099	2,342		2,099
Corporate and Other	1	-	1		-

Total	$ 44,224	$ 20,760	$ 52,968		$ 58,977

Operating Income (Loss)
Sports and Leisure Segment (a)	$(3,286)	-	$(3,943)		$(5,636)
Aerospace Segment	55	109	55		109
Real Estate Operations Segment	766	710	766		710
Corporate and Other	(3,718)	(31,185)	(3,718)		(31,185)

Total	$(6,183)	$(30,366)	$(6,840)		$(36,002)

(a)     — Actual results include only two months of results from our sports and leisure segment since its acquisition on November 1, 2003.

        Revenues of $44.2 million in the first quarter of fiscal 2004, increased by 113.0%, as compared to revenues of $20.8 million in the first quarter of fiscal 2003. The increase was due to the acquisition of Hein Gericke, PoloExpress and IFW on November 1, 2003. Revenues in the first quarter of fiscal 2004 remained adversely affected by the overall conditions in the aerospace industry.

        Gross margin as a percentage of sales was 31.3% and 20.4% in the first three months of fiscal 2004 and fiscal 2003, respectively. The increase in margins reflect the higher gross margins on retail sales of our recently acquired Fairchild Sports and Leisure group. The recent, well publicized, financial difficulties of major commercial airlines and reduction in air travel continue to affect the demand for our aerospace products, and the gross margins continue to be suppressed.

        Selling, general and administrative expense decreased $11.8 million for the three months ended December 31, 2003, as compared to the first three months of fiscal 2003. Selling, general and administrative expense for the three months ended December 31, 2003, included $14.0 million of expenses related to the sports and leisure segment acquired on November 1, 2003. Selling, general and administrative expense for the three months ended December 29, 2002, included $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. The top four executives have relinquished their right to any other future change of control payments.

        Other income for the three months ended December 31, 2003 included $1.8 million of gains realized on foreign currency. We held cash in Euros and investments in a Euro denominated account and benefited from the strengthening of the Euro against the United States dollar.

        Net interest expense was $5.2 million and $12.0 million for the three months ended December 31, 2003 and December 29, 2002, respectively. The results for the first three months of fiscal 2003 included interest expense, prior to the repayment of all of our outstanding senior subordinated notes, term loan and revolving credit facilities. These repayments were made from proceeds of the sale of the fastener business on December 3, 2002. We anticipate that interest expense will increase in future quarters, as a result of a $115.2 million net increase in debt incurred during the quarter ended December 31, 2003.

        The fair market value adjustment of our position in a ten-year $100 million interest rate contract improved by $2.1 million in the first three months of fiscal 2004. The fair market value adjustment of this agreement will generally fluctuate, based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate contract will increase and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest rate contract will decrease, and we will record income. Increasing interest rates have caused the change in fair market value of the contract in the current period.

Below is a summary of the tax provision (benefit) that was booked for the quarter ended 12/31/2003:

                                         Pretax Income       Tax        Net
                                                         (Provision)  Income
                                            (Loss)         Benefit    (Loss)
                                     -------------------------------------------
Loss from continuing operations        $ (9,061)        $  2,487       $ (6,574)
Loss from discontinued operations        (2,173)             648         (1,525)
Gain on disposal of discontinued
operations                                9,129         (3,195)           5,934
                                     -------------------------------------------
          Total                        $ (2,105)        $   (60)       $ (2,165)
                                     -------------------------------------------

        The overall tax provision for the three months ended December 31, 2003, represents foreign taxes withheld and state taxes. No federal tax provision was accrued due to our net loss. We recorded an income tax benefit of $5.9 million in the first three months of fiscal 2003, which resulted from offsetting partially our tax provision recorded on the gain on disposal of discontinued operations in 2003.

        Earnings (loss) from discontinued operations includes the results of the fasteners business prior to its sale, and APS. The loss from discontinued operations for the first quarter of fiscal 2004 primarily include our establishing an accrual of $0.8 million to cover legal expenses associated with an unfavorable verdict relating to a business we sold several years ago and a $1.0 million cost of severance for a former fastener employeeThe prior period earnings from discontinued operations reflect our ownership in the fastener business in the first three months of fiscal 2003, prior to its sale on December 3, 2002.

Segment Results

Sports and Leisure Segment

        Our sports and leisure segment, which we purchased from the bankruptcy Administrator of Eurobike AG and Mr. K. Esser, designs and sells protective clothing, helmets, and technical accessories for motorcyclists. Primary brand names of our products include Polo, Hein Gericke, First Gear, and GoTo Helmstudio. Hein Gericke currently operates 146 retail shops in Austria, Belgium, England, Germany, Luxembourg and the Netherlands. PoloExpress currently operates 84 retail shops in Germany. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW is also a distributor for other manufacturers in the United States. The Fairchild Sports and Leisure group is a seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September.

        Since the November 1, 2003 acquisition, Hein Gericke has initiated steps to advance its retail business in Germany. A new standard contract has been negotiated with each shop partner that operates a German retail shop, to ensure each shop partner is sufficiently motivated to increase sales. Terms for payment to suppliers have been improved and credit insurance has been obtained for most suppliers. Hein Gericke is focusing on increased advertising and greater marketing to restore brand recognition previously enjoyed by Hein Gericke in Germany. The number of Hein Gericke’s German employees has been reduced by one-third at no cost to the Company. During 2004 and early 2005, the new ERP computer system, now operational at PoloExpress, will be expanded to encompass Hein Gericke in Germany and the United Kingdom.

        Recently, Hein Gericke and PoloExpress have significantly increased the procurement of goods for delivery in Germany during the next several months, in time for the increase in anticipated sales to begin in March when the traditional season begins with higher volumes of sales and profits. We believe relations with our suppliers have improved since the acquisition.

        We are reenergizing a program for new store openings. This includes closing some low performing stores in Germany, relocating other stores, and opening new stores in the United Kingdom, Eastern Europe, and elsewhere in Western Europe.

Aerospace Segment

        Our aerospace segment has six locations in the United States, and is an international supplier to the aerospace industry. Five locations specialize in the distribution of avionics, airframe accessories, and other components and one location manufactures airframe components. The distribution products include: navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. Our location in Titusville, Florida, also overhauls and repairs landing gear, pressurization components, instruments, and avionics. Customers include original equipment manufacturers, commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace segment decreased by $2.0 million, or 10.7%, in the first quarter of fiscal 2004, as compared to the first quarter of fiscal 2003. Sales in the three months ended December 31, 2003 and December 29, 2002, were both adversely affected by the overall lower level of demand in the aerospace industry resulting from the events of September 11, 2001, the continued financial difficulties of major commercial airlines, and the general weakness in the overall economy.

        Operating income decreased slightly in the first quarter of fiscal 2004, as compared to the first quarter in fiscal 2003. The results for the three months ended December 31, 2003, reflect a decrease in gross margin as a percentage of sales due to the reduced demand for the products we sell.

Real Estate Operations Segment

        Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York and also owns and leases to others a 102,000 square foot building in Chatsworth, California and a 208,000 square foot manufacturing facility located in Fullerton, California. We have one tenant that occupies more than 10% of the rentable space of the shopping center. Rental revenue was $2.3 million and $2.1 million in the three months ended December 31, 2003 and December 29, 2002, respectively. Rental revenue increased by 12.0% in the first three months of fiscal 2004, as compared to the prior period, reflecting tenants occupying an additional 30,000 square feet of the shopping center. The weighted average occupancy rate of the shopping center was 95.2% and 87.8% in the first three months of fiscal 2004 and 2003, respectively. The average effective annual rental rate per square foot was $19.56 and $19.71 during the first three months of 2004 and 2003, respectively. As of December 31, 2003, approximately 97% of the shopping center was leased. We anticipate that rental income will increase during 2004, as a result of a new lease for approximately 27,000 square feet, entered into during the last quarter of fiscal 2003. The Chatsworth property is leased through July 2008, and generates revenue and operating income of approximately $0.5 million per year. The Fullerton property is leased to Alcoa through October 2007, and generates revenue and operating income in excess of $0.5 million per year.

        Operating income increased by $0.1 million in the first quarter of fiscal 2004, as compared to the first quarter of fiscal 2003. The improvement in the first three months of fiscal 2004 reflects an increase in the weighted-average portion of the shopping center occupied during the first three months of fiscal 2004.

Corporate

        The operating results at corporate improved by $27.5 million in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. The first quarter of fiscal 2003 includes $13.7 million of expense for one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fastener business. The top four executives relinquished their right to any other future change of control payments. Excluding these payments, operating income increased by $3.4 million in the current quarter, due primarily to $1.8 million of foreign currency gains and a reduction in legal fees, offset partially by an increase in insurance premiums. In January 2004, we completed a move of our corporate headquarters to a newly leased facility that is less than half the size of our former location, creating a $0.2 million annual savings of expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Total capitalization as of December 31, 2003 and September 30, 2003 amounted to $258.0 million and $143.8 million, respectively. The three-month change in capitalization included a $115.2 million net increase in debt as a result of our acquisition of Hein Gericke, PoloExpress, and IFW, and obtaining financing on our shopping center. Equity decreased by $1.0 million, due primarily to our reported net loss, offset partially by a $1.1 million favorable increase in other comprehensive income from a favorable fluctuation in foreign currency. Our combined cash and investment balances totaled $145.8 million on December 31, 2003, as compared to $110.9 million on September 30, 2003.

        Net cash provided by operating activities for the three months ended December 31, 2003, was $19.8 million and reflected the $33.3 million liquidation of trading securities used to fund the acquisition. Excluding assets and liabilities acquired from our acquisition, the working capital uses of cash in the first three months of fiscal 2004 included a $18.2 million increase in inventory, offset by a $20.7 million increase of accounts payable and other accrued liabilities. Net cash used for operating activities for the three months ended December 29, 2002, was $48.9 million. The working capital uses of cash in the first three months of fiscal 2003 included $7.4 million that was contributed to fund our pension plan, $13.7 million of expense for one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business.

        Net cash used for investing activities for the three months ended December 31, 2003 was $61.1 million, and included our acquisition funding of $53.9 million, net of $15.0 million cash acquired. Net cash provided by investing activities was $615.5 million for the three months ended December 29, 2002. In the first three months of fiscal 2003, the primary source of cash was $657.1 million of cash proceeds received from the sale of our fastener business, partially offset by $48.2 million of new investments and $6.2 million real estate investments, including the purchase of a manufacturing facility located in Fullerton, California.

        Net cash provided by financing activities was $103.7 million for the three months ended December 31, 2003, which reflected $55.0 million borrowed to finance our shopping center and the short-term financing of EUR 46.5 million for our acquisition of Hein Gericke, PoloExpress, and IFW. Net cash used by financing activities was $448.1 million for the three months ended December 29, 2002, which reflected the repayment of essentially all of our debt, except for a $30.8 million term loan on our shopping center and $3.7 million of debt at Fairchild Aerostructures, with the proceeds we received from the sale of our fastener business.

        Our principal cash requirements include acquisitions, capital expenditures, and the payment of other liabilities including postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We have an immediate short-term requirement to obtain permanent financing for our newly acquired business, which requires the funding EUR 46.5 million (approximately $58.4 million on December 31, 2003) by April 30, 2004. We expect to obtain such financing prior to April 30, 2004. We expect that cash on hand, cash generated from operations, cash available from borrowings, and proceeds received from dispositions of assets will be adequate to satisfy our short-term cash requirements during the next twelve months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        Financial Interpretation 46 “Consolidation of Variable Interest Entities” was issued in January 2003 and subsequently revised in December 2003. Financial Interpretation 46, as revised, requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. We are currently assessing whether or not we will be required to consolidate our limited partner interest in a landfill development partnership.

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

        We have recognized a $2.1 million non-cash increase in the fair market value of the interest rate contract in the first three months of fiscal 2004 as a result of the fair market value adjustment for our interest rate swap agreement.

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

        (In thousands)
        Expected maturity date                         February 19, 2008
                                            -----------------------------------
        Type of interest rate contract                 Variable to Fixed
        Variable to fixed contract amount                    $100,000
        Fixed LIBOR rate                                       6.745%
        LIBOR cap rate                                          N/A
        Average floor rate                                      N/A
        Weighted average forward LIBOR rate                    3.25%
        Fair market value at December 31, 2003               $(13,922)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, which we refer to as the Evaluation Date. They have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that the required information was disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

        We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. During the quarter ended December 31, 2003, we acquired Hein Gericke, PoloExpress, and IFW, and are currently integrating the internal controls of the combined group. There were no other significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended December 31, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The information required to be disclosed under this Item is set forth in Footnote 9 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report.

Item 2. Changes in Securities and Use of Proceeds

        Pursuant to the sale of our fastener business to Alcoa, we have agreed that the Company may not declare dividends on its common stock for a period of five years (ending on December 3, 2007).

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of our Stockholders was held on November 7, 2003. Three matters of business were voted upon:

o Proposal 1 - to elect nine directors for the ensuing year; o Proposal 2 - to approve the material terms of the fiscal 2004 performance goal for incentive compensation for the President;

o Proposal 3 — to approve the material terms of the fiscal 2004 performance goal for incentive compensation for the Chief Executive Officer.

        The following tables provides the results of the stockholder voting on each proposal, expressed in number of votes: <pre>

       Directors:                           Votes For         Votes Withheld
        Mortimer M. Caplin                  43,664,042              1,564,794
        Robert E. Edwards                   43,670,596              1,558,240
        Steven L. Gerard                    43,669,796              1,559,040
        Harold J. Harris                    43,663,220              1,565,616
        Daniel Lebard                       43,667,996              1,560,840
        John W. Podkowsky                   43,670,096              1,558,740
        Herbert S. Richey                   43,663,142              1,565,694
        Eric I. Steiner                     42,475,240              2,753,596
        Jeffrey J. Steiner                  42,472,427              2,756,409

               Votes For         Votes Against       Abstain         Non-Vote
Proposal 2     38,001,022        2,095,600           11,734         5,120,480
Proposal 3     37,982,046        2,111,189           15,121         5,120,480

Item 5. Other Information

        The Company has been informed by Mr. Jeffrey Steiner, the Chairman and Chief Executive Officer of the Company, that the legal proceeding in France concerning him that has been disclosed by the Company in prior SEC filings over the past several years, has resulted in all charges against him being dismissed except for one. The one charge as to which judgment was rendered against Mr. Steiner related to sums he received as a result of the unjustified use in 1990, by executives of Elf Acquitaine, of corporate funds of Elf Acquitaine, which is a criminal offense in France. Mr. Steiner was given a suspended sentence and ordered to pay a fine of 500,000 Euros by the French court, which the court will withdraw from the surety (caution) previously paid by the Company. Because the sentence was suspended and because of its previously disclosed limited duration, the sentence will not be included in Mr. Steiner’s public records in France. A special committee consisting of all of the Company’s independent directors has been formed to review issues arising from these proceedings, including, among other things, reimbursement for legal fees and other amounts paid by the Company on behalf of Mr. Steiner in connection with this matter.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

2.1 Purchase Contract, relating to the assets of Hein Gericke (the “Hein Gericke Purchase Contract”) executed October 11, 2003, among Fairchild Textil GmbH (as Purchaser), Eurobike Vermögensverwaltungs GmbH (as a Seller) and (as additional Sellers) the insolvency administrator Dr. Biner Bähr, acting in his capacity as insolvency administrator over the assets of (i) Hein Gericke-Holding GmbH, (ii) Hein Gericke Vertriebs GmbH, (iii) Paul A Boy GmbH and (iv) Eurobike AG. Incorporated by Reference to Report on Form 8-K filed on November 14, 2003. Incorporated by Reference to Report on Form 8-K filed on November 14, 2003.

*2.2 Amendment to Purchase Contract, dated November 1, 2003, amending the Hein Gericke Purchase Contract referred to immediately above. Incorporated by Reference to Report on Form 8-K filed on November 14, 2003.

2.3 Purchase Contract, relating to the Sellers ownership interest in PoloExpress (the “PoloExpress Purchase Contract”), executed October 11, 2003, among Fairchild Textil GmbH (as Purchaser) and the following Sellers, Helmet House GmbH , BMJ Motorsport Vertriebs GmbH, and Eurobike AG. Incorporated by Reference to Report on Form 8-K filed on November 14, 2003.

2.4 Amendment to Purchase Contract, dated November 1, 2003, amending the PoloExpress Purchase Contract referred to immediately above. Incorporated by Reference to Report on Form 8-K filed on November 14, 2003.

2.5	Guaranties by The Fairchild Corporation, each dated November 1, 2003, to the Sellers of the Polo Express business, guaranteeing the deferred purchase price under the PoloExpress Purchase Contract (aggregate of EUR 20.0 Million) due no later than April 30, 2004. Incorporated by Reference to Report on Form 8-K filed on November 14, 2003.

2.6	Contract, relating to Mr. Klaus Esser’s Ownership interest in PoloExpress ,executed October 11, 2003, between Fairchild Textil GmbH (as Purchaser) and Mr. Klaus Esser (as Seller). Incorporated by Reference to Report on Form 8-K filed on November 14, 2003.

*10.1 Loan agreement dated December 26, 2003, between Republic Thunderbolt LLC, as borrower and Column Financial, Inc. as lender.

        *31 Certifications required by Section 302 of the Sarbanes-Oxley Act.

        *32 Certifications required by Section 906 of the Sarbanes-Oxley Act.

* Filed herewith.

(b)     Reports on Form 8-K:

On October 8, 2003, we filed a report on Form 8-K, to make public a letter from Mr. Jeffrey Steiner, Chairman and Chief Executive Officer to our Shareholders, which was included in the distribution of our annual report.

On October 14, 2003, we filed a report on Form 8-K, as a result of issuing a press release to announce that a definitive agreement has been signed for us to purchase Hein Gericke, PoloExpress and IFW from the Insolvency Administrator for Eurobike AG.

On November 4, 2003, we filed a report on Form 8-K, as a result of issuing a press release on to announce the acquisition of Hein Gericke, PoloExpress and IFW from the Insolvency Administrator for Eurobike AG.

On November 7, 2003, we filed a report on Form 8-K, as a result of issuing a press release to announce our operating results for the first quarter ended September 30, 2003.

On November 14, 2003, we filed a report on Form 8-K to report on item 2 and item 7, for the acquisition of Hein Gericke, PoloExpress and IFW.

On November 26, 2003, we filed a report on Form 8-K to report on item 5, providing an update to the legal proceeding in France concerning Mr. Jeffrey Steiner, the Chairman and Chief Executive Officer of the Company, that has been disclosed by us in prior SEC filings over the past several years.

On December 24, 2003, we filed a report on Form 8-K to report on item 8, announcing that we have elected to change our fiscal year end from June 30th to September 30th.

On December 30, 2003, we filed a report on Form 8-K/A to provide the financial information required under Item 7(a), Financial statements of business acquired, and Item 7(b), Pro forma financial information, as a result of the Company’s acquisition of Hein Gericke, PoloExpress, and the capital stock of IFW, as reported on a Form 8-K, dated November 1, 2003, and filed on November 14, 2003.

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

Date:    February 12, 2004