Form 10-Q
period 2004-03-31
FAIRCHILD CORP
filed 2004-05-14
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission File Number: 1-6560

THE FAIRCHILD CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	34-0728587
(State of	(IRS Employer Identification No.)
incorporation or organization)

1750 Tysons Boulevard, Suite 1400	22102
McLean, Virginia	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:   (703) 478-5800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [    ] No [ X ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X  ] No [   ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                                                    Outstanding at
Title of Class                                                                             March 31, 2004
Class A Common Stock, $0.10 Par Value                                    22,573,114
Class B Common Stock, $0.10 Par Value                                     2,619,502

THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – (Unaudited) as of March 31, 2004 and September 30, 2003	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended March 31, 2004 and March 30, 2003	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2004 and March 30, 2003	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	19

Item 3. Quantitative and Qualitative Disclosure about Market Risk	27

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Changes in Securities and Use of Proceeds	29

Item 5. Other Information	29

Item 6. Exhibits and Reports on Form 8-K	30

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

PART I. FINANCIAL INFORMATION >
Item 1. Financial Statements

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
March 31, 2004 and September 30, 2003
(In thousands)

ASSETS

	March 31	September 30
	2004	2003

Cash and cash equivalents	$12,653	$6,601
Short Term Investments	9,309	45,763
Accounts receivable-trade, less allowances of $2,164 and $1,433	23,525	11,569
Inventories
Finished Goods	115,536	23,649
Work-in-Process	1,048	859
Raw Materials	694	536

	117,278	25,044
Net Current Assets of discontinued operations	-	52
Prepaid expenses and other current assets	17,463	4,057

Total current assets	180,228	93,086

Property, plant and equipment, net of accumulated depreciation of $30,250 and $27,440	151,023	130,556
Net noncurrent assets of discontinued operations	-	125
Goodwill	33,526	10,821
Investments and advances, affiliated companies	4,935	4,935
Prepaid pension assets	59,600	60,571
Deferred loan costs	1,327	1,070
Long Term Investments	83,107	58,550
Notes receivable	14,689	8,397
Other assets	10,067	9,296

TOTAL ASSETS	$538,502	$377,407

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
March 31, 2004 and September 30, 2003 (In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31	September 30
	2004	2003

CURRENT LIABILITIES:
Notes payable and current maturities of long-term debt	$66,631	$3,997
Accounts payable	44,444	8,805
Accrued liabilities
Salaries, wages and commissions	11,629	9,798
Employee benefit plan costs	2,718	2,604
Insurance	9,485	11,990
Interest	963	699
Other accrued liabilities	13,571	10,849
Current liabilities of discontinued operations	-	730

Total current liabilities	149,441	49,472

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	65,493	4,277
Fair value of interest rate contract	15,149	16,012
Other long-term liabilities	22,453	11,576
Pension liabilities	63,731	63,793
Retiree health care liabilities	29,334	28,272
Noncurrent income taxes	71,853	68,492
TOTAL LIABILITIES	417,454	241,894

STOCKHOLDERS’ EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized, 30,387 (30,377 in September) shares issued and 22,573 (22,563 in September); shares outstanding entitled to one vote per share	3,038	3,037
Class B common stock, $0.10 par value; 20,000 shares authorized, 2,620 (2,622 in September) shares issued and outstanding, entitled to ten votes per share	262	262
Paid-in capital	232,760	232,741
Treasury stock, at cost, 7,814 shares of Class A common stock	(76,459)	(76,459)
Retained earnings	23,282	38,127
Notes due from stockholders	(1,303)	(1,508)
Cumulative other comprehensive income	(60,532)	(60,687)

TOTAL STOCKHOLDERS’ EQUITY	121,048	135,513

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$538,502	$377,407

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For The Three (3) and Six (6) Months Ended March 31, 2004 and March 30, 2003
(In thousands,except per share data)

	Three Months Ended		Six Months Ended

	3/31/04	3/30/03	3/31/04	3/30/03

REVENUE:
Net sales	$77,563	$14,496	$119,445	$33,157
Rental revenue	2,546	2,277	4,888	4,376

	80,109	16,773	124,333	37,533
COSTS AND EXPENSES:
Cost of goods sold	48,611	11,489	77,392	26,348
Cost of rental revenue	1,688	1,470	3,174	2,795
Selling, general and administrative	34,964	10,248	58,219	45,329
Other (income) expense, net	996	(935)	(2,120)	(1,074)

	86,259	22,272	136,665	73,398
OPERATING LOSS	(6,150)	(5,499)	(12,332)	(35,865)

Interest Expense	5,807	2,982	11,199	22,606
Interest income	(857)	(785)	(1,047)	(8,402)

Net interest Expense	4,950	2,197	10,152	14,204
Investment imcome	116	118	270	650
Increase (decrease) in fair market value of interest rate contract	(1,228)	999	862	1,027

Loss from Continuing operations before taxes	(12,212)	(6,579)	(21,352)	(48,392)
Income tax benefit (provision)	(2,560)	(117)	(73)	(6,043)
Equity in earnings of Affiliates, net	-	(178)	-	(259)
Minority Interest, net	(81)	-	-	-

Loss from continuing operations	(14,853)	(6,874)	(21,425)	(54,694)
Earnings (loss) from discontinued operations, net	(818)	(763)	(2,343)	1,163
Gain on disposal of discontinued operations, net	2,759	80	8,692	40,082

Cummulative effect of change in accounting for investment in affiliate, net	230	-	230	-

NET LOSS	$(12,682)	$(7,557)	$(14,846)	$(13,449)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,854)	(215)	(1,721)	(18,970)
Minimum pension liability	-	-	-	(47,516)
Unrealized holding changes on derivatives	35	222	52	411
Unrealized periodic holding changes on securities	1,829	420	1,824	179

Other comprehensive income (loss)	(990)	427	155	(65,896)

COMPREHENSIVE INCOME (LOSS)	$(13,672)	$(7,130)	$(14,691)	$(79,345)

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For The Three (3) and Six (6) Months Ended March 31, 2004 and March 30, 2003
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	3/31/04	3/30/03	3/31/04	3/30/03

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(0.59)	$(0.27)	$(0.85)	$(2.17)
Earnings (loss) from discontinued operations, net	(0.03)	(0.03)	(0.09)	0.05
Gain on disposal of discontinued operations, net	0.11	-	0.35	1.59
Cumulative effect of change in accounting for investment in affiliate, net	0.01	-	0.01	-

NET LOSS	$(0.50)	$(0.30)	$(0.58)	$(0.53)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.11)	(0.01)	(0.07)	(0.75)
Minimum pension liability	-	-	-	(1.89)
Unrealized holding changes on derivatives	-	0.01	-	0.02
Unrealized periodic holding changes on securities	0.07	0.02	0.07	0.01

Other comprehensive income (loss)	(0.04)	0.02	-	(2.61)

COMPREHENSIVE INCOME (LOSS)	$(0.54)	$(0.28)	$(0.58)	$(3.14)
Basic and diluted weighted average shares outstanding	25,193	25,169	25,191	25,165

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For The Six (6) Months Ended March 31, 2004 and March 30, 2003
(In thousands)

	3/31/04	3/30/03
Cash flows from operating activities:
Net loss	$ (14,846)	$ (13,449)
Depreciation and amortization	4,213	2,755
Amortization of deferred loan fees	425	10,450
Unrealized holding gain on interest rate contract	(863)	(1,027)
Net gain on the sale of discontinued operations	(8,692)	(40,082)
Undistributed (earnings) loss of affiliates, net	-	259
Net (gain) loss on sale of property, plant, and equipment	-	(764)
Paid-in kind interest income	-	(7,192)
Cumulative effect of change in accounting for investment in affiliate	(230)	-
Change in trading securities	36,099	(41,826)
Change in operating assets and liabilities	(24,963)	(717)
Non-cash charges and working capital changes of discontinued operations	(553)	(25,797)
Net cash used for operating activities	(9,410)	(117,390)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,646)	(6,167)
Net proceeds received from (used for) investment securities, net	(21,396)	(49,241)
Acquisition of subsidiary, net of cash acquired	(72,981)	-
Net proceeds received from the sale of discontinued operations	4,692	657,050
Equity investment in affiliates	-	(241)
Changes in net assets held for sale	-	2,107
Changes in notes receivable	203	14,770
Investing activities of discontinued operations	-	(1,728)
Net cash provided by (used for) investing activities	(94,128)	616,550
Cash flows from financing activities:
Proceeds from issuance of debt	114,946	43,763
Debt repayments	(4,909)	(522,744)
Payment of financing fees	(682)	(110)
Issuance of Class A common stock	20	11
Loan repayments from stockholders'	205	210
Net cash provided by (used for) financing activities	109,580	(478,870)
Effect of exchange rate changes on cash	10	101
Net change in cash and cash equivalents	6,052	20,391
Cash and cash equivalents, beginning of the year	6,601	15,281
Cash and cash equivalents, end of the period	$ 12,653	$ 35,672

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data)

1.     FINANCIAL STATEMENTS

        The condensed consolidated balance sheet as of March 31, 2004, and the condensed consolidated statements of operations and cash flows for the periods ended March 31, 2004 and March 30, 2003 have been prepared by us, without audit. In the opinion of management, all adjustments necessary (consisting only of normal accruals) to present fairly the financial position, results of operations and cash flows at March 31, 2004, and for all periods presented, have been made.

        The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2003 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year’s quarterly financial statements have been reclassified to conform to the current presentation. On December 24, 2003, we announced that we have elected to change our fiscal year end from June 30th to September 30th. Additionally, we combined our aerospace distribution segment and our aerospace manufacturing segment into one segment now known as our aerospace segment.

2.     ACQUISITIONS

        On November 1, 2003, we acquired for $45.5 million (EUR 39.0 million) substantially all of the worldwide business of Hein Gericke and the capital stock of Intersport Fashions West (IFW) from the Bankruptcy Administrator for Eurobike AG in Germany. Also on November 1, 2003, we acquired for $23.4 million (EUR 20.0 million) from the Administrator for Eurobike AG and from two subsidiaries of Eurobike AG all of their respective ownership interests in Polo Express and receivables owed to them by PoloExpress. We used available cash from investments that were sold to pay the Administrator $14.6 million (EUR 12.5 million) on November 1, 2003 and borrowed EUR 46.5 million (approximately $56.6 million on March 31, 2004) from the Administrator which is due to be repaid no later than April 30, 2004. Interest is payable monthly at a rate of 8%, per annum. The aggregate purchase price for these acquisitions was approximately $68.9 million (EUR 59.0 million), including $15.0 million (EUR 12.9 million) of cash acquired.

        On January 2, 2004, we acquired for $18.8 million (EUR 15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser will retain a 7.5% ownership interest in PoloExpress, but Fairchild has a right to call this interest at any time from March 2007 to October 2008, for a purchase price of EUR 12.3 million. Mr. Esser has the right to put such interest to us at any time during April of 2008 for EUR 12.0 million. On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (EUR 15.0 million) and provided collateral of $15.0 million (EUR 12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The purchase price includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years. We also signed an employment agreement with Mr. Esser for two years. On our March 31, 2004, financial statements the EUR 12.0 million ($14.6 million) collateralized obligation for the put option was recorded in other long-term liabilities and the restricted cash is invested in money market funds and included in long-term investments.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $22.7 million. The excess of the purchase price over tangible assets and identifiable intangible assets was preliminarily reflected as goodwill in the consolidated financial statements as of March 31, 2004. Estimates for fair value represent our best estimate as of March 31, 2004. We are currently finalizing fair values for these acquisitions. Changes in fair value from current estimated amounts as well as changes in other assumptions could significantly impact our operating results and the reported value of goodwill.

        Hein Gericke, PoloExpress and IFW are now included in our segment known as sports & leisure. The retail sales of our sports & leisure products is a highly seasonal business with a historic trend for higher volumes of sales and profits during March through September when the weather in Europe is more favorable for individuals to use their motorcycles than October to February. We acquired these companies because we believe they have potential upside, and may provide a platform for other entrees into related leisure businesses. Hein Gericke currently operates 146 retail shops in Austria, Belgium, England, Germany, Luxembourg and the Netherlands. PoloExpress currently operates 84 retail shops in Germany. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW is also a distributor for other manufacturers in the United States. The acquisition has lessened our dependence on the aerospace industry.

3.     CASH EQUIVALENTS AND INVESTMENTS

        Cash equivalents and investments at March 31, 2004 consist primarily of investments in United States government securities and investment grade corporate bonds, which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other short-term investments and long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:

	March 31,2004		September 30,2003

	Aggregate		Aggregate

	Fair	Cost	Fair	Cost
	Value	Basis	Value	Basis

Cash and cash equivalents
U.S. government Securities	$4,467	$4,467	$5,544	$5,544
Money market and other cash funds	8,186	8,186	1,057	1,057

Total Cash and cash equivalents	$12,653	$12,653	$6,601	$6,601

Short-term investments:
US government securities - restricted	4,473	4,473	7,549	7,549
Money Market Funds - restricted	4,244	4,244	-	-
Trading Securities - Corporate Bonds	-	-	37,669	37,186
Trading Securities - equity securities	477	637	399	609
Available-for-sale equity securities	60	199	91	199
Other Investments	55	55	55	55

Total Short-term investments	$9,309	$9,608	$45,763	$45,598

Long-term investments:
US government securities - restricted	26,908	26,877	21,007	21,007
Money Market Funds - restricted	14,841	14,841	220	220
Corporate Bonds - restricted	25,325	25,107	23,102	22,972
Available-for-sale equity securities	10,247	7,715	8,435	7,715
Other Investments	5,786	5,786	5,786	5,786

Total Long-term investments	83,107	80,326	58,550	57,700

Total cash equivalents and investments	$105,069	$102,587	$110,914	$109,899

        On March 31, 2004 and September 30, 2003, we had restricted investments of $75,791 and $51,878, respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract, the Esser put option, environmental matters, and escrow arrangements. The restricted funds are invested in money market funds, U.S. government securities, or high investment grade corporate bonds.

4. DEBT

        At March 31, 2004 and September 30, 2003, notes payable and long-term debt consisted of the following:

	March 31,	Sept 30,
	2004	2003
Note payable due to Administrator - Acquisition of Hein Gericke, PoloExpress and IFW	$ 56,628	$ -
Short-term margin loan	-	3,468
Current portion of long-term debt	10,003	529
Total notes payable and current maturities of long-term debt	$ 66,631	$ 3,997
Term loan agreement - shopping center	$ 54,894	$ -
Revolving credit facility	6,120	-
Capital lease obligations	72	88
Other notes payable, collateralized by fixed assets	14,410	4,718
Less: current maturities of long-term debt	(10,003)	(529)
Net long-term debt	$ 65,493	$ 4,277
Total debt	$ 132,124	$ 8,274

Short-term Loan from Administrator

        We received a short-term loan of EUR 46.5 million (approximately $56.6 million on March 31, 2004) from the bankruptcy Administrator of Eurobike to fund the remaining purchase price of the businesses that we acquired on November 1, 2003. The short-term loan is secured by a lien on the bank accounts, receivables, inventory and capital stock of the acquired operations. The due date of the short term loan was originally April 30, 2004, but was extended until May 7, 2004 to allow completion of long term financing. On May 5, 2004, we obtained long-term financing of EUR 41.0 million (approximately $49.6 million on that date) and repaid the short-term loan due to the Administrator, thus completing the acquisition. See Note 15 — Subsequent Events.

Term Loan Agreement — Shopping Center

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

Credit Facility at Aerospace Segment

        In January 2004, we entered into a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our aerospace segment. Interest on outstanding borrowings is 1.0% over prime and we will pay a non-usage fee of 0.5%. On March 31, 2004, $6.1 million was borrowed against the facility and $4.4 million was available for future borrowings.

Guarantees

        On March 31, 2004, we have included $2.4 million as debt for guarantees of retail shop partners indebtedness incurred for the purchase of leasehold improvements. These guarantees were assumed by our subsidiary in the sports & leisure segment. In addition, on March 31, 2004, approximately $2.4 million of banks loans received by retail shop partners were guaranteed by our subsidiary in the sports & leisure segment and are not reflected on our balance sheet.

5.     PENSIONS AND POSTRETIREMENT BENEFITS

        A summary of the components of total pension expense is as follows:

                                                                                  Three Months Ended                     Six Months Ended
	3/31/04	3/30/03	3/31/04	3/30/03
Service cost, benefits earned during the period	$ 182	$ 776	$ 365	$ 1,552
Interest cost on projected benefit obligation	2,788	3,614	5,575	7,228
Expected return on plan assets	(3,703)	(4,652)	(7,405)	(9,304)
Amortization of net loss	72	469	145	939
Amortization of prior service cost	758	77	1,515	154
Amortization of transition asset	-	(1)	-	(2)
Net periodic pension (income) expense	$ 98	$ 283	$ 195	$ 567
FAS 88 Charges:
Curtailment charge	$ -	$ -	$ -	8,305
Settlement charge	-	-	-	17,478
Total net periodic pension cost	$ -	$ -	$ -	$ 26,912

        We do not expect additional cash contributions to the pension plan to be required until 2008.

        The amount of expense recognized for other defined contribution postretirement plans were $1,137 and $888, for the three months ended March 31, 2004 and March 30, 2003, respectively and $2,377 and $1,637 for the six months ended March 31, 2004 and March 30, 2003, respectively.

6.     LOSS PER SHARE RESULTS

The following table illustrates the computation of basic and diluted loss per share:

                                                                                  Three Months Ended                     Six Months Ended
Basic loss per share:	3/31/04	3/30/03	3/31/04	3/30/03
Loss from continuing operations	$ (14,853)	$ (6,874)	$ (21,425)	$ (54,694)
Weighted average common shares outstanding	25,193	25,169	25,191	25,165
Basic loss from continuing operations per share	$ (0.59)	$ (0.27)	$ (0.85)	$ (2.17)
Diluted loss per share:
Loss from continuing operations	$ (14,853)	$ (6,874)	$ (21,425)	$ (54,694)
Weighted average common shares outstanding	25,193	25,169	25,191	25,165
Options	antidilutive	antidilutive	antidilutive	antidilutive
Total shares outstanding	25,193	25,169	25,191	25,165
Diluted loss from continuing operations per share	$ (0.59)	$ (0.27)	$ (0.85)	$ (2.17)

        Stock options entitled to purchase 1,338,704 and 1,336,061 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and six months ended March 31, 2004, respectively. Stock options entitled to purchase 1,990,521 and 1,952,543 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and six months ended March 30, 2003, respectively. The stock options could become dilutive in future periods.

7.     EQUITY SECURITIES

        We had 22,573,114 shares of Class A common stock and 2,619,502 shares of Class B common stock outstanding at March 31, 2004. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. During the six months ended March 31, 2004, 2,000 shares of Class B common stock were exchanged for Class A common stock and we issued 8,500 shares of Class A common stock as a result of the exercise of stock options.

8.     STOCK-BASED COMPENSATION

        Stock-Based Compensation: As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, we use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, for our stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in the three months ended March 31, 2004 and March 30, 2003. If stock options granted were accounted for based on their fair value as determined under SFAS 123, our pro forma results would be as follows:

                                                                                            Three Months Ended      Six Months Ended
	3/31/04	3/30/03	3/31/04	3/30/03
Net loss, as reported	$ (12,682)	$ (7,557)	$ (14,846)	$ (13,449)
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(84)	(137)	(167)	(274)
Pro forma net loss	$ (12,766)	$ (7,694)	$ (15,013)	$ (13,723)
Basic and diluted loss per share:
As reported	$ (0.50)	$ (0.30)	$ (0.58)	$ (0.53)
Pro forma	$ (0.51)	$ (0.31)	$ (0.60)	$ (0.55)

        The pro forma effects of applying SFAS 123 are not representative of the effects on reported net results for future years. Additional grants are expected in future years.

        The weighted average grant date fair value of options granted during the six months ended March 31, 2004 was $3.12. The weighted average grant date fair value of options granted during the six months ended March 30, 2003 was $3.03. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.

9.     PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

        The following table sets forth our unaudited pro forma results of operations for the six months ended March 31, 2004 and three and six months ended March 30, 2003, reflecting our acquisition of Hein Gericke, PoloExpress and IFW (completed on November 1, 2003), and the disposition of our fastener business (December 3, 2002). The pro forma results are based on our historical financial statements and the historical financial statements of the operations and entities we acquired. The unaudited pro forma statements of operations give effect to each of these transactions as if the transactions occurred on October 1, 2003 and October 1, 2002, respectively. The pro forma financial results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of the fiscal periods. The summary unaudited consolidated pro forma financial results are qualified by and should be read in conjunction with the financial statements and notes thereto included in our June 30, 2003 Annual Report on Form 10-K.

                                                                           Three Months Ended                   Six Months Ended

	3/30/03	3/31/04	3/30/03
Net sales	$ 68,310	$ 130,531	$ 127,287
Operating loss	(6,879)	(12,989)	(42,881)
Loss from continuing operations	(10,645)	(22,407)	(63,825)
Loss from continuing operations, per share	$ (0.42)	$ (0.89)	$ (2.54)

10.     CONTINGENCIES

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

        As of March 31, 2004, the consolidated total of our recorded liabilities for environmental matters was approximately $7.3 million, which represented the estimated probable exposure for these matters. On March 31, 2004, $3.8 million of these liabilities were classified as other accrued liabilities and $3.5 million were classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $14.2 million.

        The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $8.4 million, for our fastener business. To date, Alcoa has contacted us concerning potential environmental and legal claims which, while disputed, could consume up to $6.0 million of the $8.4 million accrual for the indemnification liability. Accordingly, there is no additional accrual for these environmental claims at March 31, 2004.

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

     Other Matters

        We have an unsettled demand from Alcoa to pay $8.2 million as a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital at March 31, 2002. In addition, Alcoa has asserted other claims which, if proven, would, according to Alcoa, aggregate in excess of $5.0 million. If Alcoa is correct and these other claims exceed $5.0 million, we may be required to reimburse Alcoa for the full amount, without benefit of a threshold set forth in the acquisition agreement under which we sold our fastener business to Alcoa. On March 5, 2004, Alcoa paid us approximately $4.8 million of $8.8 million due to us based upon $12.5 million earned for commercial aircraft deliveries in 2003, less amounts we settled for accounts receivable, taxes, and liabilities to former employees. Alcoa, without our authorization, held back “in escrow” $4.0 million, which Alcoa agreed was due to the Company, pending resolution of the closing balance sheet matter. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At March 31, 2004, we had not recorded an accrual for these disputes with Alcoa.

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

11.     BUSINESS SEGMENT INFORMATION

        We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the historical results of our operations for the three months ended March 31, 2004 and March 30, 2003, respectively.

                                                                                  Three Months Ended                      Six Months Ended

	3/31/04	3/30/03	3/31/04	3/30/03
Revenues
Sports & Leisure Segment (a)	$ 54,278	$ -	$ 79,486	$ -
Aerospace Segment	23,285	14,496	39,958	33,157
Real Estate Operations Segment	2,546	2,277	4,888	4,376
Corporate and Other	-	-	1	-
Total	$ 80,109	$ 16,773	$ 124,333	$ 37,533

Operating Income (Loss)
Sports & Leisure Segment (a)	$ (1,327)	$ -	$ (4,613)	$ -
Aerospace Segment	1,188	(498)	1,243	(389)
Real Estate Operations Segment	780	733	1,547	1,443
Corporate and Other	(6,791)	(5,734)	(10,509)	(36,919)
Total	$ (6,150)	$ (5,499)	$ (12,332)	$ (35,865)

Earnings (Loss) From Continuing Operations Before Taxes
Sports & Leisure Segment (a)	$ (2,729)	$ -	$ (6,720)	$ -
Aerospace Segment	990	(586)	966	(2,512)
Real Estate Operations Segment	57	324	274	214
Corporate and Other	(10,530)	(6,317)	(15,872)	(46,094)
Total	$ (12,212)	$ (6,579)	$ (21,352)	$ (48,392)

Assets	3/31/04	9/30/03
Sports & Leisure Segment	$ 188,141	$ -
Aerospace Segment	54,363	52,506
Real Estate Operations Segment	135,760	122,241
Corporate and Other	160,238	202,660
Total	$ 538,502	$ 377,407

(a)     – Includes the results from our sports & leisure segment since its acquisition on November 1, 2003.

12.     DISCONTINUED OPERATIONS

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

        Based upon the Greenslet report included in the Airline Monitor issued on February 10, 2004, 579 commercial aircraft were delivered by Boeing and Airbus in 2003. These deliveries exceeded the target threshold for aircraft deliveries of 505 commercial aircraft in 2003. Accordingly, we earned $12.5 million of additional proceeds from Alcoa and we have recognized this amount as pre-tax income from gain on disposal of discontinued operations in the six months ended March 31, 2004. From this amount, we reimbursed Alcoa approximately $1.2 million for taxes Alcoa had paid that were attributable to periods prior to December 3, 2002 (the date of the sale), $2.2 million to settle Alcoa’s claims with respect to uncollected accounts receivable, and agreed to split equally a $0.7 million claim Alcoa had made with respect to bonus payments of certain foreign employees of the business Alcoa acquired from the Company. The taxes were primarily property taxes and non-income taxes paid after December 3, 2002 in foreign countries for periods prior to the date of sale. There were accounts receivable on the closing date balance sheet at the date of the sale to Alcoa and certain of these accounts receivable were uncollected by Alcoa as of June 3, 2003 (six months after the date of sale).

        As a result of the aircraft delivery earn-out, offset partially by the settlement for taxes, accounts receivable, and former employee bonus payments, we recorded an $8.7 million gain on disposal of discontinued operations for the six months ended March 31, 2004. Alcoa, without our authorization, held back “in escrow” $4.0 million, which Alcoa agreed was due to the Company, pending resolution of the closing balance sheet matter. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At March 31, 2004, we had not recorded an accrual for these disputes with Alcoa.

        On December 3, 2002, we deposited with an escrow agent $25 million to secure indemnification obligations we may have to Alcoa. The escrow period remains in effect to December 2, 2007, but funds may be held longer if claims are timely asserted and remain unresolved. The escrow is classified in long-term investments on our balance sheet. In addition, for a period ending on December 2, 2007, we are required to maintain our corporate existence, take no action to cause our own liquidation or dissolution, and take no action to declare or pay any dividends on our common stock. (Please See Note 10 for further discussion).

     APS

        In February 2003, our Board of Directors adopted a formal plan for the sale of APS, a small operation in our aerospace manufacturing segment, which has been unprofitable. On January 23, 2004, we consummated a sale of substantially all of the physical assets of APS, for a nominal amount. Accordingly, the results of APS were reported as a discontinued operation.

        The results of the fastener business and APS are recorded as earnings from discontinued operations, the components of which are as follows:

                                                                                            Three Months Ended           Six Months Ended

	3/31/04	3/30/03	3/31/04	3/30/03 (a)
Net sales	$ -	$ 95	$ 39	$ 86,836
Cost of goods sold	-	314	350	63,909
Gross margin	-	(219)	(311)	22,927

Selling, general & administrative expense (b)	170	524	2,032	20,206
Other (income) expense, net	-	-	-	1,429
Operating loss	(170)	(743)	(2,343)	1,292
Net interest expense	-	5	-	123
Loss from discontinued operations before taxes	(170)	(738)	(2,343)	1,169
Income tax provision (benefit)	(648)	25	-	6
Net earnings (loss) from discontinued operations	$ (818)	$ (763)	$ (2,343)	$ 1,163

(a)	– The results presented for the six months ended March 30, 2003, include the operating activity of the fastener business, which was sold on December 3, 2002.

(b)

– Included in selling, general and administrative expense for the six months ended March 31, 2004 was a $0.8 million accrual established to fund a legal matter of a former subsidiary and a $1.0 million cost of severance for a former fastener employee.

        The assets and liabilities of APS were reported as assets and liabilities of discontinued operations at September 30, 2003, and were as follows:

September 30,
2003
Current assets of discontinued operations:
Accounts receivable	$ 18
Inventories	32
Prepaid expenses and other current assets	2
52
Noncurrent assets of discontinued operations:
Property, plant and equipment	71
Accumulated depreciation	(71)
Other assets	125
125
Current liabilities of discontinued operations:
Accounts payable	(5)
Accrued liabilities	(725)
(730)
Total net assets (liabilities) of discontinued operations	$ (533)

13.     CHANGES IN ACCOUNTING

        For the three and six months ended March 31, 2004, we recorded a $0.2 million gain from the cumulative effect of change in accounting for an investment in affiliate. In January 2004, our position in a small start-up business was diluted, and the business could no longer be consolidated by us. We previously were required to consolidate the start-up business, and through December 2003, we recognized losses of $0.2 million in excess of our investment. The negative book value was reversed in the current quarter.

14.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        On March 31, 2004, we adopted FASB Interpretation 46 “Consolidation of Variable Interest Entities”. FASB Interpretation 46, as revised, requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. Accordingly, on March 31, 2004, we consolidated our interest in a landfill development partnership, of which we are a limited partner. The consolidation of the landfill development partnership had an effect of increasing fixed assets by $7.5 million and reducing notes receivable by approximately $7.5 million on March 31, 2004 as compared to September 30, 2003.

        In January, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. We adopted Statement No. 132R in the quarter ended March 31, 2004.

15.     SUBSEQUENT EVENTS

        On May 5, 2004, our German subsidiary, Hein Gericke Deutschland GmbH and its German partnership, PoloExpress, obtained financing of EUR 41.0 million from Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt KGaA. The components of the financing obtained are as follows:

(In thousands of Euros)

(In thousands of Euros)
	Credit
	Facilities	Interest Rate	Maturity Date
Term Loans:
Tranche A (1)(2)	11,000	3-month Eurobor + 1%	March 31, 2009
Tranche B (1)(3)	14,000	3-month Eurobor + 1%	March 31, 2009
Tranche C (3)	6,000	6% Fixed	March 31, 2009
	31,000

Relvolving Credit Facility (2)	10,000	3-month Eurobor + 3.5%	364 days

Total Facility	41,000
(1)	– EUR 20million of the Tranche A and Tranche B financing is guaranteed by the State of North Rhine-Westphalia.
(2)	– Tranche A and the revolving credit facility are secured by the assets of Hein Gericke Deutschland GmbH.
(3)	– Tranche B and Tranche C are secured by the assets of PoloExpress, and secondarily by Hein Gericke Deutschland.

        The loan agreements require Hein Gericke and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke to maintain economic equity of EUR 44.5 million. No dividends may be paid by Hein Gericke unless such covenants are met and dividends may be paid only up to it’s consolidated after tax profits. The proceeds from the financing was used to pay the balance of the purchase price owed to the administrator for Eurobike AG, and completes our acquisition of Hein Gericke, PoloExpress, and Intersport Fashions West. Hein Gericke borrowed EUR 12.0 million from Fairchild Holding Corp., which may be repaid if the covenants in the loan agreements are met.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OFRESULTS
OF OPERATIONS AND FINANCIAL CONDITION

        The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. We have 100% ownership interests (directly and indirectly) in Fairchild Holding Corp. and Banner Aerospace Holding Company I, Inc. Fairchild Holding Corp. is the owner (directly and indirectly) of Republic Thunderbolt, LLC and effective November 1, 2003 and January 2, 2004, acquired ownership interests in Hein Gericke, PoloExpress, and Intersport Fashions West. Our principal operations are conducted through these entities. Our consolidated financial statements present the results of our former fastener business, and APS, a small business recently sold, as discontinued operations.

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

EXECUTIVE OVERVIEW M

        Our business consists of three segments: sports & leisure, aerospace, and real estate operations. Our sports & leisure segment is engaged in the design and retail sale of protective clothing, helmets and technical accessories for motorcyclists in Europe and the United States. Our aerospace segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies worldwide and also manufactures airframe components. Our real estate operations segment owns and leases a shopping center located in Farmingdale, New York, and owns and rents two improved parcels located in Southern California.

        During the past six months, we have located and acquired substantially all of the worldwide operations of Hein Gericke, PoloExpress, and Intersport Fashions West (IFW), collectively now known as Fairchild Sports. Hein Gericke currently operates 146 retail shops in Austria, Belgium, England, Germany, Luxembourg and the Netherlands. PoloExpress currently operates 84 retail shops in Germany. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW is also a distributor for other manufacturers in the United States. Fairchild Sports is a seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September.

        On December 26, 2003, we obtained a $55 million, ten-year term loan financing of our shopping center on a non-recourse basis. On January 2, 2004, we acquired all but 7.5% of the remaining interest in PoloExpress.

        In January 2004, we obtained a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon the inventory and accounts receivable on-hand at our aerospace segment. Interest on outstanding borrowings is 1% over prime and we will pay a non-usage fee of 0.5%.

        On May 5, 2004, we obtained long-term financing for the sports & leisure segment and satisfied a EUR 46.5 million note payable.

During the next several months, we will endeavor to accomplish:

o Developing Hein Gericke brand recognition through presently targeted customers and market expansion.
o Integrating and restructuring the components of Fairchild Sports to enhance operational efficiencies, centralizing worldwide procurement and improving information systems.
o Completing Sarbanes-Oxley Section 404 internal control compliance efforts on a worldwide basis.
o Generating cash from operations, borrowings, and sale of non-core assets.

RESULTS OF OPERATIONS

         Business Transactions

        On November 1, 2003, we acquired for $45.5 million (EUR 39.0 million) substantially all of the worldwide business of Hein Gericke and the capital stock of Intersport Fashions West (IFW) from the Bankruptcy Administrator for Eurobike AG in Germany. Also on November 1, 2003, we acquired for $23.4 million (EUR 20.0 million) from the Administrator for Eurobike AG and from two subsidiaries of Eurobike AG all of their respective ownership interests in Polo Express and receivables owed to them by PoloExpress. We used available cash from investments that were sold to pay the Administrator $14.6 million (EUR 12.5 million) on November 1, 2003 and borrowed EUR 46.5 million (approximately $58.4 million on March 31, 2004) from the Administrator which is due to be repaid no later than May 7, 2004. Interest is payable monthly at a rate of 8%, per annum. The aggregate purchase price for these acquisitions was approximately $68.9 million (EUR 59.0 million), including $15.0 million (EUR 12.9 million) of cash acquired.

        On January 2, 2004, we acquired for $18.8 million (EUR 15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser will retain a 7.5% ownership interest in PoloExpress, but Fairchild has a right to call this interest at any time from March 2007 to October 2008, for a purchase price of EUR 12.3 million. Mr. Esser has the right to put such interest to us at any time during April of 2008 for EUR 12.0 million. On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (EUR 15.0 million) and provided collateral of $15.0 million (EUR 12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The purchase price includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years. We also signed an employment agreement with Mr. Esser for two years. On our March 31, 2004, financial statements the EUR 12.0 million ($14.6 million) collateralized obligation for the put option was recorded in other long-term liabilities and the restricted cash is invested in money market funds and included in long-term investments.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $22.7 million. The excess of the purchase price over tangible assets and identifiable intangible assets was preliminarily reflected as goodwill in the consolidated financial statements as of March 31, 2004. Estimates for fair value represent our best estimate as of March 31, 2004. We are currently finalizing fair values for these acquisitions. Changes in fair value from current estimated amounts as well as changes in other assumptions could significantly impact our operating results and the reported value of goodwill.

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

        Based upon the Greenslet report included in the Airline Monitor issued on February 10, 2004, 579 commercial aircraft were delivered by Boeing and Airbus in 2003. These deliveries exceeded the target threshold for aircraft deliveries of 505 commercial aircraft in 2003. Accordingly, we earned $12.5 million of additional proceeds from Alcoa and we have recognized this amount as pre-tax income from gain on disposal of discontinued operations in the six months ended March 31, 2004. From this amount, we reimbursed Alcoa approximately $1.2 million for taxes Alcoa had paid that were attributable to periods prior to December 3, 2002 (the date of the sale), $2.2 million to settle Alcoa’s claims with respect to uncollected accounts receivable, and agreed to split equally a $0.7 million claim Alcoa had made with respect to bonus payments of certain foreign employees of the business Alcoa acquired from the Company. The taxes were primarily property taxes and non-income taxes paid after December 3, 2002 in foreign countries for periods prior to the date of sale. There were accounts receivable on the closing date balance sheet at the date of the sale to Alcoa and certain of these accounts receivable were uncollected by Alcoa as of June 3, 2003 (six months after the date of sale).

        As a result of the aircraft delivery earn-out, offset partially by the settlement for taxes, accounts receivable, and former employee bonus payments, we recorded an $8.7 million gain on disposal of discontinued operations for the six months ended March 31, 2004. Alcoa, without our authorization, held back “in escrow” $4.0 million, which Alcoa agreed was due to the Company, pending resolution of the closing balance sheet matter. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At March 31, 2004, we had not recorded an accrual for these disputes with Alcoa.

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

         Recent Developments

        On May 5, 2004, our German subsidiary, Hein Gericke Deutschland GmbH and its German partnership PoloExpress, obtained financing of EUR 41.0 million from Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt KGaA. The loan agreements require Hein Gericke and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke to maintain economic equity of EUR 44.5 million. No dividends may be paid by Hein Gericke unless such covenants are met and dividends may be paid only up to it’s consolidated after tax profits. The proceeds from the financing was used to pay the balance of the purchase price owed to the administrator for Eurobike AG, and completes our acquisition of Hein Gericke, PoloExpress, and Intersport Fashions West. Hein Gericke borrowed EUR 12.0 million from Fairchild Holding Corp., which may be repaid if the covenants in the loan agreements are met.

         Consolidated Results

        Because of the November 1, 2003, acquisition of Hein Gericke, PoloExpress, and IFW, collectively now known as Fairchild Sports, and the sale of the fasteners business on December 3, 2002, the discussion below can not be relied upon as a trend of our future results. Additionally, Fairchild Sports is a highly seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September.

        We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the sales and operating income of our segments on a historical and pro forma basis for the three months ended March 31, 2004 and March 30, 2003, respectively. The pro forma results represent the impact of our acquisition of Hein Gericke, PoloExpress, and IFW, as if this transaction had occurred at the beginning of each of our fiscal periods. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if the transactions had been in effect since the beginning of each fiscal period, nor are they necessarily indicative of our future results.

                                                                  Three Months Ended                          Six Months Ended
                                                                  Actual           Pro Forma             Actual                  Pro Forma

	3/31/04	3/30/03	3/30/03	3/31/04	3/30/03	3/31/04	3/30/03
Revenues
Sports & Leisure Segment (a)	$ 54,278	$ -	$ 53,814	$ 79,486	$ -	$ 90,572	$ 94,130
Aerospace Segment	23,285	14,496	14,496	39,958	33,157	39,958	33,157
Real Estate Operations Segment	2,546	2,277	2,277	4,888	4,376	4,888	4,376
Corporate and Other	-	-	-	1	-	1	-
Total	$ 80,109	$ 16,773	$ 70,587	$ 124,333	$ 37,533	$ 135,419	$ 131,663

Operating Income (Loss)
Sports & Leisure Segment (a)	$ (1,327)	$ -	$ (1,380)	$ (4,613)	$ -	$ (5,270)	$ (7,016)
Aerospace Segment	1,188	(498)	(498)	1,243	(389)	1,243	(389)
Real Estate Operations Segment	780	733	733	1,547	1,443	1,547	1,443
Corporate and Other	(6,791)	(5,734)	(5,734)	(10,509)	(36,919)	(10,509)	(36,919)
Total	$ (6,150)	$ (5,499)	$ (6,879)	$ (12,332)	$ (35,865)	$ (12,989)	$ (42,881)

(a)     – Actual results for the six months ended March 31, 2004, include only five months of results from our sports & leisure segment since its acquisition on November 1, 2003.

        Revenues increased by $63.3 million, or 377.6%, in the second quarter of fiscal 2004, as compared to the second quarter of fiscal 2003. Revenues increased by $86.8 million, or 231.3%, in the first six months of fiscal 2004, as compared to the first six months of fiscal 2003. The increase was due primarily to the acquisition of Hein Gericke, PoloExpress and IFW on November 1, 2003. Revenues in the second quarter and first six months of fiscal 2004 also benefited from increased revenues at the aerospace segment.

        Gross margin as a percentage of sales was 35.2% and 20.5% in the first six months of fiscal 2004 and fiscal 2003, respectively. The improvement in margins reflect the higher gross margins on retail sales of our recently acquired sports & leisure segment. Gross margin as a cost of rental revenue was 35.1% and 36.1% in the first six months of fiscal 2004 and fiscal 2003, respectively. The decrease in the margins of rental revenue reflected higher costs associated with property taxes, insurance, and maintenance.

        Selling, general and administrative expense increased $12.9 million for the six months ended March 31, 2004, as compared to the first six months of fiscal 2003. Selling, general and administrative expense for the six months ended March 31, 2004, included $39.0 million of expenses related to the sports & leisure segment acquired on November 1, 2003. Selling, general and administrative expense for the six months ended March 30, 2003, included $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. The top four executives have relinquished their right to any other future change of control payments.

        Other income increased $1.0 million for the six months ended March 31, 2004 and included $0.8 million of income earned by our sports & leisure segment and $1.2 million of gains realized on foreign currency, offset partially by $0.8 million earned on the sale of real estate in the six months ended March 31, 2003.

        Net interest expense was $10.2 million and $14.2 million for the six months ended March 31, 2004 and March 30, 2003, respectively. The results for the first six months of fiscal 2003 included interest expense, prior to the repayment of all of our outstanding senior subordinated notes, term loan and revolving credit facilities. These repayments were made from proceeds of the sale of the fastener business on December 3, 2002. We anticipate that interest expense will increase in future quarters, as a result of a $123.9 million net increase in debt incurred during the six months ended March 31, 2004.

        The fair market value adjustment of our position in a ten-year $100 million interest rate contract improved by $0.9 million in the first six months of fiscal 2004. The fair market value adjustment of this agreement will generally fluctuate, based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate contract will increase and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest rate contract will decrease, and we will record income. Increasing interest rates have caused the change in fair market value of the contract in the current period.

        The overall tax provision of $0.1 million for the six months ended March 31, 2004, represents foreign taxes withheld and state taxes. No federal tax provision was accrued due to our net loss. We recorded an income tax provision of $6.0 million in the first six months of fiscal 2003, which reflected the adjustments due from the gain on disposal of discontinued operations in 2003.

        Earnings (loss) from discontinued operations includes the results of the fasteners business prior to its sale, APS, and certain legal expenses associated with these businesses. The loss from discontinued operations for the first six months of fiscal 2004 primarily include our establishing an accrual of $0.8 million to cover legal expenses associated with an unfavorable verdict relating to a business we sold several years ago and a $1.0 million cost of severance for a former fastener employee. The prior period earnings from discontinued operations reflect our ownership in the fastener business in the first three months of fiscal 2003, prior to its sale on December 3, 2002.

        For the three and six months ended March 31, 2004, we recorded a $0.2 million gain from cumulative effect of change in account for an investment in affiliate. In January 2004, our position in a small start-up business was diluted, and became no longer permitted to be consolidated by us. We previously were required to consolidate the start-up business, and through December 2003, we recognized losses $0.2 million in excess of our investment. The negative book value was reversed in the current quarter.

Segment Results

Sports & Leisure Segment

        Our sports & leisure segment, which we purchased from the Bankruptcy Administrator of Eurobike AG and Mr. Klaus Esser, designs and sells protective clothing, helmets, and technical accessories for motorcyclists. Primary brand names of our products include Polo, Hein Gericke, First Gear, and GoTo Helmstudio. Hein Gericke currently operates 146 retail shops in Austria, Belgium, England, Germany, Luxembourg and the Netherlands. PoloExpress currently operates 84 retail shops in Germany. The Hein Gericke retail stores sell predominately Hein Gericke brand items and the Polo retail stores sell predominately Polo brand products. Both the Hein Gericke and Polo retail stores sell products of other manufacturers, the inventory of which is owned by the Company. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW is also a distributor for other manufacturers in the United States. The Fairchild Sports group is a seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September. On a pro forma basis, sales in our sports & leisure segment increased by $0.5 million during the three months ended March 31, 2004, as compared to the three months ended March 31, 2003.

        Since the November 1, 2003 acquisition, Hein Gericke has initiated steps to advance its retail business in Germany. A new standard contract has been negotiated with each shop partner that operates a German retail shop to ensure each shop partner is sufficiently motivated to increase sales. Terms for payment to suppliers have been improved and credit insurance has been obtained for most suppliers. Hein Gericke is focusing on increased advertising and greater marketing to restore brand recognition previously enjoyed by Hein Gericke in Germany. The number of Hein Gericke’s German employees has been reduced by one-third at no cost to the Company. During 2004 and early 2005, a new ERP computer system, now operational at PoloExpress, will be expanded to encompass Hein Gericke in Germany and the United Kingdom.

        Hein Gericke and PoloExpress have increased the procurement of goods for delivery in Germany in time for the anticipated increase in seasonal sales, which started in March when the traditional season begins with higher volumes of sales and profits. We believe relations with our suppliers have improved since the acquisition.

        We are reenergizing a program for our stores. This includes closing some low performing stores in Germany, relocating other stores, and opening new stores in the United Kingdom and elsewhere in Western Europe.

Aerospace Segment

        Our aerospace segment has six locations in the United States, and is an international supplier to the aerospace industry. Five locations specialize in the distribution of avionics, airframe accessories, and other components and one location manufactures airframe components. The distribution products include: navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. Our location in Titusville, Florida, also overhauls and repairs landing gear, pressurization components, instruments, and avionics. Customers include original equipment manufacturers, commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace segment increased by $8.8 million, or 60.6%, and $6.8 million, or 20.5% in the second quarter and first six months of fiscal 2004, respectively, as compared to the second quarter and first six months of fiscal 2003. The improvement in sales reflects a large order which was delivered during the three months ended March 31, 2004. Sales in our aerospace segment are not anticipated to remain at these levels in the coming quarters as demand in the aerospace industry is still adversely affected by the events of September 11, 2001, and the continued financial difficulties of major commercial airlines.

        Operating income increased by $1.7 million in the second quarter and $1.6 million in the first six months of fiscal 2004, as compared to the same periods in fiscal 2003. The results for the three months and six months ended March 31, 2004, reflect the increase in volume of sales and a slight increase in gross margin as a percentage of sales.

Real Estate Operations Segment

        Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York and also owns and leases to others a 102,000 square foot building in Chatsworth, California and a 208,000 square foot manufacturing facility located in Fullerton, California. We have one tenant that occupies more than 10% of the rentable space of the shopping center. Rental revenue increased by 11.8% in the second quarter and 11.7% in the first six months of fiscal 2004, as compared to the same periods of fiscal 2003, reflecting tenants occupying an additional 30,000 square feet of the shopping center. The weighted average occupancy was 96.2% and 89.5% in the first six months of fiscal 2004 and 2003, respectively. The average effective annual rental rate per square foot was $20.31 and $19.75 during the first six months of fiscal 2004 and fiscal 2003, respectively. As of March 31, 2004, approximately 97% of the shopping center was leased. We anticipate that rental income will increase during fiscal 2004, as a result of a new lease for approximately 27,000 square feet, entered into during the last quarter of fiscal 2003. The Chatsworth property is leased through July 2008, and generates revenue and operating income of approximately $0.5 million per year. The Fullerton property is leased to Alcoa through October 2007, and generates revenue and operating income in excess of $0.5 million per year.

        Operating income increased by 6.4% in the second quarter and 7.2% in the first six months of fiscal 2004, as compared to the same periods of fiscal 2003. The improvement in the first six months of fiscal 2004 reflects an increase in the weighted-average occupancy during the first six months of fiscal 2004.

Corporate

        The operating results at corporate improved by $26.4 million in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003. The first six months of fiscal 2003 included $13.7 million of expense for one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fastener business. The top four executives relinquished their right to any other future change of control payments. Excluding these payments, operating results improved by $2.3 million in the fist six months of fiscal 2004, due primarily to $1.2 million of foreign currency gains and a reduction in legal fees, offset partially by an increase in travel expenses and insurance premiums. In January 2004, we completed a move of our corporate headquarters to a newly leased facility that is less than half the size of our former location, creating approximately a $0.2 million annual savings of expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Total capitalization as of March 31, 2004 and September 30, 2003 amounted to $253.2 million and $143.8 million, respectively. The six-month change in capitalization included a $123.9 million net increase in debt as a result of our acquisition of Hein Gericke, PoloExpress, and IFW, obtaining financing on our shopping center, and receiving a revolving credit line based on the assets of our aerospace segment. Equity decreased by $14.5 million, due primarily to our reported net loss. Our combined cash and investment balances totaled $105.1 million on March 31, 2004, as compared to $110.9 million on September 30, 2003.

        Net cash used for operating activities for the six months ended March 31, 2004, was $9.4 million and reflected the $36.1 million liquidation of trading securities used to fund the acquisition. Excluding assets and liabilities acquired on November 1, 2003 from the acquisition of Hein Gericke, PoloExpress, and IFW, the working capital uses of cash in the first six months of fiscal 2004 included a $32.7 million increase in inventory, offset by a $18.6 million increase of accounts payable and other accrued liabilities. Net cash used for operating activities for the six months ended March 30, 2003, was $117.4 million. The working capital uses of cash in the first six months of fiscal 2003 included $41.8 million invested in trading securities, $7.4 million that was contributed to fund our pension plan, $13.7 million of expense for one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business.

        Net cash used for investing activities for the six months ended March 31, 2004 was $94.1 million, and included our acquisition funding of $73.0 million, net of $15.0 million cash acquired. Net cash provided by investing activities was $616.6 million for the six months ended March 30, 2003. In the first six months of fiscal 2003, the primary source of cash was $657.1 million of cash proceeds received from the sale of our fastener business, partially offset by $49.2 million of new investments and $6.2 million real estate investments, including the purchase of a manufacturing facility located in Fullerton, California.

        Net cash provided by financing activities was $109.6 million for the six months ended March 31, 2004, which reflected $55.0 million borrowed to finance our shopping center, the short-term financing of EUR 46.5 million for our acquisition of Hein Gericke, PoloExpress, and IFW, and $6.1 million borrowed from a revolving credit facility at our aerospace segment. Net cash used by financing activities was $478.9 million for the six months ended March 30, 2003, which reflected the repayment of essentially all of our debt, except for $3.5 million of debt at Fairchild Aerostructures, with the proceeds we received from the sale of our fastener business.

        Our principal cash requirements include acquisitions, capital expenditures, payment of long-term debt obligations including our interest rate contract agreement, and the payment of other liabilities including postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. Subsequent to March 31, 2004, we have obtained EUR 41.0 million of long-term financing for our newly acquired business, which required final payment of EUR 46.5 million (approximately $56.6 million on March 31, 2004) to the Administrator. We anticipate that cash on hand, cash generated from operations, cash available from borrowings, and proceeds received from asset dispositions of non-core assets and investments will be adequate to satisfy our short-term cash requirements during the next twelve months. If our operations generate less cash than anticipated and/or we are unable to dispose of assets or liquidate investments, we may have less cash than is necessary to support our operations and corporate expense, which could materially and adversely effect the financial condition of our company.

Off Balance Sheet Items

        On March 31, 2004, approximately $2.4 million of banks loans received by retail store partners were guaranteed by our subsidiary in the sports & leisure segment.

Contractual Obligations

        At March 31, 2004, we had contractual commitments to repay long term debt, including capital lease obligations. Payments due under these long-term obligations for the fiscal years ending September 30 are as follows: $65.4 million for 2004; $2.5 million for 2005; $0.9 million for 2006; $7.1 million for 2007; $1.0 million for 2008; and $55.2 million thereafter.

        We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At March 31, 2004, we had contingent liabilities of $2.3 million on commitments related to outstanding letters of credit.

        On March 31, 2004, we have reflected a $15.1 million obligation due under a ten-year $100 million interest rate swap agreement which expires on February 19, 2008. Interest on the swap agreement is settled quarterly.

        In addition, we have $22.5 million classified as other long-term liabilities at March 31, 2004, including environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

        Currently, we are not being audited by the IRS for any years. The audit period for the year ended June 30, 1999 and the income tax return of an acquired business for year ended April 20, 1999 expired on April 30, 2004 and March 31, 2004, respectively. Except for $400,000 of proposed additional tax, which we are disputing, the IRS has not proposed any other adjustments. We have recorded a $71.9 million tax liability at March 31, 2003. However, based on tax planning strategies we do not anticipate having to satisfy the tax liability over the short-term.

        Should any of these liabilities become immediately due, we would be obligated to obtain financing, raise capital, and/or liquidate assets to satisfy our obligations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        On March 31, 2004, we adopted FASB Interpretation 46 “Consolidation of Variable Interest Entities”. FASB Interpretation 46, as revised, requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. Accordingly, on March 31, 2004, we consolidated our interest in a landfill development partnership, of which we are a limited partner. The consolidation of the landfill development partnership had an effect of increasing fixed assets by $7.5 million and reducing notes receivable by approximately $7.5 million on March 31, 2004 as compared to September 30, 2003.

        In January, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. We adopted Statement No. 132R in the quarter ended March 31, 2004.

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

        We have recognized a $0.9 million non-cash increase in the fair market value of the interest rate contract in the first six months of fiscal 2004 as a result of the fair market value adjustment for our interest rate swap agreement.

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

        The table below provides information about our financial instrument that is sensitive to changes in interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

(In thousands)
Expected maturity date	February	19,
Type of interest rate contract	Variable	to Fixed
Variable to fixed contract amount	$100,000
Fixed LIBOR rate	6.745%
LIBOR cap rate	N/A
Average floor rate	N/A
Weighted average forward LIBOR rate	2.68%
Market value of contract at March 31, 2004	$(15,149)
Market valueof contractif interest rates increase by 1/8%	$(14,537)
Market valueof contractif interest ratesdecrease by 1/8%	$(15,509)

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

Changes in Internal Controls

        Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, which we refer to as the evaluation date. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. During the six months ended March 31, 2004, we acquired Hein Gericke, PoloExpress, and IFW, and we are currently integrating the internal controls of the combined group. There were no other significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended March 31, 2004.

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

Item 5. Other Information

        We have disclosed in this report that the Company has not filed all reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. The reasons for such non-compliance are as follows: On November 1, 2003 we acquired Hein Gericke, IFW and PoloExpress. On November 14, 2003, we filed a Form 8-K with the SEC announcing the acquisition and, on December 30, 2003, we filed an amendment to the Form 8-K, providing pro forma financial information. In the Form 8-K, we were unable to file audited financial statements of the acquired businesses because the outside auditors had audited less than 50% of their former parent, Eurobike AG, for the year ended September 30, 2002, and no audit was performed for the year ended September 30, 2003 because the former owner of the businesses we acquired went into bankruptcy. As the audit could not have been completed in time for us to meet the Form 8-K extended filing deadline, the Company decided not to incur audit fees, which would be substantial, to have an audit completed for either of these periods. On March 24, 2004, we formally requested the SEC to grant us a waiver from the 8-K requirements. On March 30, 2004, we received a letter from the SEC, which did not require us to complete a preacquisition audit for the acquired business, but denied our request for a waiver of the 8-K requirements. Until we file audited financial statements of the acquired business, we may not use a short form registration statements (Form S-2 and Form S-3), or grant stock options, nor may we make offerings under effective registration statements to any purchasers that are not accredited investors. We expect to file the audited financial statements of the acquired business in our next Form 10-K Annual Report filing for the year ending September 30, 2004.

        The Board of Directors has established a Governance and Nominating Committee consisting of non-employee independent directors, which, among other functions, identifies individuals qualified to become board members, and selects, or recommends that the Board select, the director nominees for the next annual meeting of shareholders. As part of its director selection process, the Committee considers recommendations from many sources, including: management, other board members and the Chairman. The Committee will also consider nominees suggested by stockholders of the Company. Stockholders wishing to nominate a director candidate may do so by sending the candidate’s name, biographical information and qualifications to the Chairman of the Governance and Nominating Committee c/o the Corporate Secretary, The Fairchild Corporation, 1750 Tysons Blvd., Suite 1400, McLean VA 22102.

        In identifying candidates for membership on the Board of Directors, the Committee will take into account all factors it considers appropriate, which may include (a) ensuring that the Board of Directors, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise, including expertise that could qualify a director as a “financial expert,” as that term is defined by the rules of the SEC, local or community ties, and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought and an ability to work collegially. The Committee also may consider the extent to which the candidate would fill a present need on the Board of Directors.

        The Company has been informed by Mr. Jeffrey Steiner, the Chairman and Chief Executive Officer of the Company, that the proceeding in France concerning him that has been disclosed by the Company in prior SEC filings over the past several years, has resulted in all charges against him being dismissed except for one, as to which Mr. Steiner was given a suspended sentence and ordered to pay a fine by the French court, which the court will withdraw from the surety (caution) previously paid by the Company. A special committee consisting of all of the Company’s independent directors has been formed to review issues arising from these proceedings, including, among other things, reimbursement for legal fees and other amounts paid by the Company on behalf of Mr. Steiner in connection with this matter.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

     *2.1    Loan agreement between Banner Aerospace Holding Corp. I, as borrower, and CIT, as lender.
     *31    Certifications required by Section 302 of the Sarbanes-Oxley Act.
     *32    Certifications required by Section 906 of the Sarbanes-Oxley Act.
     *  Filed herewith.

(b)     Reports on Form 8-K:

On January 5, 2004, we filed a report on Form 8-K, as a result of issuing a press release to announce: (i) the purchase of an additional interest in PoloExpress, and (ii) the financing of our shopping center in Farmingdale, New York.

On February 12, 2004, we issued a press release announcing our operating results for the first quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.

For THE FAIRCHILD CORPORATION
(Registrant) and as its Chief Financial Officer:

Date:	May 13, 2004	By: /s/ JOHN L. FLYNN

John L. Flynn
Chief Financial Officer and Senior Vice President, Tax