Form 10-Q
period 2004-06-30
FAIRCHILD CORP
filed 2004-08-05
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004
Commission File Number 1-6560

THE FAIRCHILD CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware

(State of incorporation or organization)

34-0728587

(I.R.S.        Employer Identification No.)

1750 Tysons Boulevard, Suite 1400, McLean, VA 22102

(Address of principal executive offices)

(703) 478-5800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

YES (    )            NO ( X )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ( X )             NO (   )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                                                                                    Outstanding at
Title of Class                                                                             March 31, 2004
Class A Common Stock, $0.10 Par Value                                    22,572,204
Class B Common Stock, $0.10 Par Value                                     2,621,412

THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – (Unaudited) as of June 30, 2004 and June 30, 2003	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended June 30, 2004 and June 30, 2003	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended June 30, 2004 and June 30, 2003	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	20

Item 3. Quantitative and Qualitative Disclosure about Market Risk	28

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 2. Changes in Securities and Use of Proceeds	31

Item 5. Other Information	31

Item 6. Exhibits and Reports on Form 8-K	32

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
June 30, 2004 and September 30, 2003
(In thousands)

	June 30	September 30
	2004	2003

ASSETS

Cash and cash equivalents	$11,420	$6,601
Short Term Investments	7,215	45,763
Accounts receivable-trade, less allowances of $8,061 and $1,433	24,271	11,569
Finished Goods	111,167	23,649
Work-in-Process	902	859
Raw Materials	711	536

	112,780	25,044
Net Current Assets of discontinued operations	-	52
Prepaid expenses and other current assets	18,554	4,057

Total current assets	174,240	93,086

Property, plant and equipment, net of accumulated depreciation of $34,578 and $27,440	147,137	130,556
Net noncurrent assets of discontinued operations	-	125
Goodwill	30,567	10,821
Investments and advances, affiliated companies	4,201	4,935
Prepaid pension assets	59,502	60,571
Deferred loan costs	5,533	1,070
Long Term Investments	78,723	58,550
Notes receivable	17,289	8,397
Other assets	10,752	9,296

TOTAL ASSETS	$524,944	$377,407

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
June 30, 2004 and September 30, 2003
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30	September 30
	2004	2003

CURRENT LIABILITIES:
Notes payable and current maturities of long-term debt	$22,930	$3,997
Accounts payable	33,656	8,805
Accrued liabilities
Salaries, wages and commissions	13,160	9,798
Employee benefit plan costs	2,799	2,604
Insurance	8,475	11,990
Interest	940	699
Other accrued liabilities	14,054	10,849
Current liabilities of discontinued operations	-	730

Total current liabilities	98,014	49,472

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	103,732	4,277
Fair value of interest rate contract	10,229	16,012
Other long-term liabilities	25,003	11,576
Pension liabilities	63,702	63,793
Retiree health care liabilities	29,707	28,272
Noncurrent income taxes	66,203	68,492
TOTAL LIABILITIES	396,590	241,894

STOCKHOLDERS’ EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized, 30,386 (30,377 in September) shares issued and 22,572 (22,563 in September); shares outstanding entitled to one vote per share	3,038	3,037
Class B common stock, $0.10 par value; 20,000 shares authorized, 2,621 (2,622 in September) shares issued and outstanding, entitled to ten votes per share	262	262
Paid-in capital	232,763	232,741
Treasury stock, at cost, 7,814 shares of Class A common stock	(76,459)	(76,459)
Retained earnings	30,335	38,127
Notes due from stockholders	(1,303)	(1,508)
Cumulative other comprehensive income	(60,282)	(60,687)

TOTAL STOCKHOLDERS’ EQUITY	128,354	135,513

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$524,944	$377,407

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For The Three (3) and Nine (9) Months Ended June 30, 2004 and June 30, 2003
(In thousands,except per share data)

	Three Months Ended		Nine Months Ended

	6/30/04	6/30/03	6/30/04	6/30/03

REVENUE:
Net sales	$114,655	$18,257	$234,100	$51,414
Rental revenue	2,704	2,435	7,591	6,811

	117,359	20,692	241,691	58,225
COSTS AND EXPENSES:
Cost of goods sold	69,508	15,028	146,900	41,376
Cost of rental revenue	1,759	1,638	4,933	4,433
Selling, general and administrative	37,159	7,534	95,378	52,863
Other (income) expense, net	784	(1,410)	(1,336)	(2,484)
Impairment charges	1,206	6,726	1,206	6,726
Restructuring	563	-	563	-

	110,979	29,516	247,644	102,914
OPERATING INCOME (LOSS)	6,380	(8,824)	(5,953)	(44,689)

Interest Expense	5,677	4,355	16,876	26,961
Interest income	(127)	(816)	(1,174)	(9,218)

Net interest Expense	5,550	3,539	15,702	17,743
Investment imcome (loss)	890	(618)	1,160	32
Increase (decrease) in fair market value of interest rate contract	4,920	(1,925)	5,783	(898)

Earnings (loss) from Continuing operations before taxes	6,640	(14,906)	(14,712)	(63,298)
Income tax benefit (provision)	3,968	(1,745)	3,895	(7,788)
Equity in loss of Affiliates, net	(734)	(807)	(734)	(1,066)
Minority Interest, net	-	39	-	39

Earnings (loss) from continuing operations	9,874	(17,419)	(11,551)	(72,113)
Loss from discontinued operations, net	(3,631)	(4,718)	(5,974)	(3,555)
Gain (loss)on disposal of discontinued operations, net	809	(10,298)	9,502	29,784
Cummulative effect of change in accounting for investment in affiliate, net	-	-	230	-

NET EARNINGS (LOSS)	$7,052	$(32,435)	$(7,793)	$(45,884)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	748	2,278	(972)	20,818
Minimum pension liability	-	(13,290)	-	(60,806)
Unrealized holding changes on derivatives	26	(174)	79	(141)
Unrealized periodic holding changes on securities	(525)	1,345	1,299	2,006

Other comprehensive income (loss)	249	(9,841)	406	(38,123)

COMPREHENSIVE INCOME (LOSS)	$7,301	$(42,276)	$(7,387)	$(84,007)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) from continuing operations	$0.39	$(0.69)	$(0.46)	$(2.86)
Loss from discontinued operations, net	(0.14)	(0.19)	(0.24)	(0.14)
Gain (loss) on disposal of discontinued operations, net	0.03	(0.41)	0.38	1.18
Cumulative effect of change in accounting for investment in affiliate, net	-	-	0.01	-

NET EARNINGS (LOSS)	$0.28	$(1.29)	$(0.31)	$(1.82)

Basic weighted average shares outstanding	25,194	25,184	25,192	25,172

Diluted weighted average shares outstanding	25,244	25,184	25,192	25,172

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For The Nine (9) Months Ended June 30, 2004 and June 30, 2003
(In thousands)

	6/30/04	6/30/03
Cash flows from operating activities:
Net loss	$ (7,793)	$ (45,884)
Depreciation and amortization	6,602	4,248
Amortization of deferred loan fees	555	10,460
Unrealized holding (gain) loss on interest rate contract	(5,783)	898
Net gain on the sale of discontinued operations	(9,502)	(29,784)
Loss from Impairments	1,206	6,726
Undistributed (earnings) loss of affiliates, net	734	1,066
Net (gain) loss on sale of property, plant, and equipment	-	(764)
Paid-in kind interest income	-	(7,198)
Cumulative effect of change in accounting for investment in affiliate	(230)	-
Change in trading securities	38,159	(46,193)
Change in operating assets and liabilities	(34,851)	6,357
Non-cash charges and working capital changes of discontinued operations	(553)	(35,799)
Net cash used for operating activities	(11,456)	(135,867)
Cash flows from investing activities:
Purchase of property, plant and equipment	(5,218)	(8,237)
Net proceeds received from (used for) investment securities, net	(17,786)	(54,652)
Acquisition of subsidiary, net of cash acquired	(72,981)	-
Net proceeds received from the sale of discontinued operations	5,736	657,050
Equity investment in affiliates	-	15
Changes in net assets held for sale	-	2,551
Changes in notes receivable	97	13,923
Investing activities of discontinued operations	-	(1,728)
Net cash provided by (used for) investing activities	(90,152)	608,922
Cash flows from financing activities:
Proceeds from issuance of debt	177,939	30,920
Debt repayments	(69,688)	(506,661)
Payment of financing fees	(2,061)	(1,027)
Issuance of Class A common stock	23	17
Loan repayments from stockholders'	205	323
Net cash provided by (used for) financing activities	106,418	(476,428)
Effect of exchange rate changes on cash	9	109
Net change in cash and cash equivalents	4,819	(3,264)
Cash and cash equivalents, beginning of the year	6,601	15,281
Cash and cash equivalents, end of the period	$ 11,420	$ 12,017

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data)

1.     FINANCIAL STATEMENTS

        The condensed consolidated balance sheet as of June 30, 2004, and the condensed consolidated statements of operations and cash flows for the periods ended June 30, 2004 and June 30, 2003 have been prepared by us, without audit. In the opinion of management, all adjustments necessary (consisting only of normal accruals) to present fairly the financial position, results of operations and cash flows at June 30, 2004, and for all periods presented, have been made.

        The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2003 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year’s quarterly financial statements have been reclassified to conform to the current presentation. On December 24, 2003, we announced that we would change our fiscal year end from June 30th to September 30th. Additionally, we combined our aerospace distribution segment and our aerospace manufacturing segment into one segment now known as our aerospace segment. All prior periods have been restated to reflect this change in the composition of the aerospace segment.

        The financial position and operating results of our foreign operations are consolidated using, as the functional currency, the local currencies of the countries in which they are located. The balance sheet accounts are translated at exchange rates in effect at the end of the period, and income statement accounts are translated at average exchange rates during the period. The resulting translation gains and losses are included as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in our income statement in the period in which they occur.

2. ACQUISITIONS

        On November 1, 2003, we acquired for $45.5 million (39.0 million euros) substantially all of the worldwide business of Hein Gericke and the capital stock of Intersport Fashions West (IFW) from the Bankruptcy Administrator for Eurobike AG in Germany. Also on November 1, 2003, we acquired for $23.4 million (20.0 million euros) from the Administrator for Eurobike AG and from two subsidiaries of Eurobike AG all of their respective ownership interests in Polo Express and receivables owed to them by PoloExpress. We used available cash from investments that were sold to pay the Administrator $14.6 million (12.5 million euros) on November 1, 2003 and borrowed 46.5 million euros ($54.1 million) from the Administrator at a rate of 8%, per annum. On May 5, 2004 we received long-term financing and paid the note due to the Administrator. The aggregate purchase price for these acquisitions was approximately $68.9 million (59.0 million euros), including $15.0 million (12.9 million euros) of cash acquired.

        On January 2, 2004, we acquired for $18.8 million (15.0 million euros) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser will retain a 7.5% ownership interest in PoloExpress, but Fairchild has a right to call this interest at any time from March 2007 to October 2008, for a purchase price of 12.3 million euros ($14.9 million at June 30, 2004). Mr. Esser has the right to put such interest to us at any time during April of 2008 for 12.0 million euros ($14.5 million at June 30, 2004). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (15.0 million euros) and provided collateral of $15.0 million (12.0 million euros) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The purchase price includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years. We also signed an employment agreement with Mr. Esser for two years. As of June 30, 2004, the 12.0 million euros ($14.5 million) collateralized obligation for the put option was recorded in other long-term liabilities and the restricted cash is invested in money market funds and included in long-term investments.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $19.7 million. The excess of the purchase price over tangible assets and identifiable intangible assets was preliminarily reflected as goodwill in the consolidated financial statements as of June 30, 2004. Estimates for fair value represent our best estimate as of June 30, 2004. We are currently finalizing fair values for these acquisitions. Changes in fair value from current estimated amounts, as well as changes in other assumptions, could significantly impact our operating results and the reported value of goodwill. For all periods since the acquisition date, we may have to recognize amortization expense associated with intangible assets determined to have a definite life. Since their acquisition on November 1, 2003, we have consolidated the results of Hein Gericke, PoloExpress and IFW into our financial statements.

        Hein Gericke, PoloExpress and IFW are now included in our segment known as sports & leisure. The retail sales of our sports & leisure products is a highly seasonal business with a historic trend for higher volumes of sales and profits during March through September when the weather in Europe is more favorable for individuals to use their motorcycles than October to February. We acquired these companies because we believe they have potential upside, and may provide a platform for other entrees into related leisure businesses. The acquired companies are one of the European leaders of this industry and opportunities for expansion are significant in Europe and the United States. Hein Gericke currently operates 147 retail shops in Austria, Belgium, England, France, Germany, Italy, Luxembourg and the Netherlands. PoloExpress currently operates 85 retail shops in Germany. IFW, located in Tustin, California, is a designer and distributor of motorcycle accessories, protective and other apparel, and helmets under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW is also a distributor for other manufacturers in the United States. The acquisition has lessened our dependence on the aerospace industry.

3.     CASH EQUIVALENTS AND INVESTMENTS

        Cash equivalents and investments at June 30, 2004 consist primarily of investments in United States government securities and investment grade corporate bonds, which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other short-term investments and long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:

	June 30, 2004		September 30,2003

	Aggregate		Aggregate

	Fair	Cost	Fair	Cost
	Value	Basis	Value	Basis

Cash and cash equivalents
U.S. government Securities	$3,495	$3,495	$5,544	$5,544
Money market and other cash funds	7,925	7,925	1,057	1,057

Total Cash and cash equivalents	$11,420	$11,420	$6,601	$6,601

Short-term investments:
US government securities - restricted	3,283	3,283	7,549	7,549
Money Market Funds - restricted	3,393	3,393	-	-
Trading Securities - Corporate Bonds	-	-	37,669	37,186
Trading Securities - equity securities	484	638	399	609
Available-for-sale equity securities	-	-	91	199
Other Investments	55	55	55	55

Total Short-term investments	$7,215	$7,369	$45,763	$45,598

Long-term investments:
US government securities - restricted	23,360	2,373	21,007	21,007
Money Market Funds - restricted	14,730	14,730	220	220
Corporate Bonds - restricted	24,202	24,746	23,102	22,972
Available-for-sale equity securities	10,391	7,695	8,435	7,715
Other Investments	6,040	6,040	5,786	5,786

Total Long-term investments	78,723	76,584	58,550	57,700

Total cash equivalents and investments	$97,358	$95,373	$110,914	$109,899

On June 30, 2004 and September 30, 2003, we had restricted investments of $68,968 and $51,878, respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract, the Esser put option, environmental matters, and escrow arrangements. The restricted funds are invested in money market funds, U.S. government securities, or high investment grade corporate bonds.

4. DEBT

At June 30, 2004 and September 30, 2003, notes payable and long-term debt consisted of the following:

	June 30,	Sept 30,
	2004	2003
Revolving Credit Facility-Fairchild Sports	$ 7,814	$ -
Short-term margin loan	-	3,468
Current maturities of long-term debt	15,116	529
Total notes payable and current maturities of long-term debt	$ 22,930	$ 3,997
Term loan agreement - shopping center	$ 54,753	$ -
Term loan agreement - Fairchild Sports	35,590	-
GMAC credit facility - Fairchild Sports	4,157	-
CIT revolving credit facility - Aerospace	8,995	-
Capital lease obligations	2,929	88
Other notes payable, collateralized by fixed assets	12,424	4,718
Less: current maturities of long-term debt	(15,116)	(529)
Net long-term debt	$ 103,732	$ 4,277
Total debt	$ 126,662	$ 8,274

Credit Facilities at Fairchild Sports

On May 5, 2004, our German subsidiary, Hein Gericke Deutschland GmbH and its German partnership, PoloExpress, obtained financing of 41.0 million euros ($49.5 million at June 30, 2004) from Stadtsparkasse Dusseldorf and HSBC Trinkaus & Burkhardt KGaA. The proceeds received from the loan were used to payoff a short-term loan due to the bankruptcy Administrator of Eurobike. The components of the financing obtained are as follows:

(In thousands)	Credit	Credit
	Facilities	Facilities
	(In Euros)	(In Dollars)	Interest Rate	Maturity Date

Revolving credit facility (2)	10,000	$ 12,085	3-month Euribor + 3.5%	364 days
Term Loans:
Tranche A (1)(2)	11,000	13,294	3-month Euribor + 1%	March 31, 2009
Tranche B (1)(3)	14,000	16,919	3-month Euribor + 1%	March 31, 2009
Tranche C (3)	6,000	7,251	6% Fixed	March 31, 2009

Total Facility	41,000	$ 49,549

(1)     - 20 million euros of the Tranche A and Tranche B financing is guaranteed by the State of North Rhine-Westphalia. One half of the Tranche A and Tranche B term loans are protected by an interest rate cap in which our interest expense would not exceed 6%.
(2)     - Tranche A and the revolving credit facility are secured by the assets of Hein Gericke Deutschland GmbH.
(3)     - Tranche B and Tranche C are secured by the assets of PoloExpress, and secondarily by Hein Gericke Deutschland.

        The loan agreements require Hein Gericke and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke to maintain economic equity of 44.5 million euros ($53.8 million). No dividends may be paid by Hein Gericke unless such covenants are met and dividends may be paid only up to it’s consolidated after tax profits. The proceeds from the financing were used to pay the balance of the purchase price owed to the administrator for Eurobike AG, and complete our acquisition of Hein Gericke, PoloExpress, and Intersport Fashions West. Hein Gericke also borrowed 12.0 million euros ($14.5 million) from our subsidiary, Fairchild Holding Corp., which may be repaid if the covenants in the loan agreements are met.

        On April 30, 2004, our subsidiary, Hein Gericke UK Ltd obtained a credit facility of 5.0 million British Pounds ($9.0 million) from GMAC. At June 30, 2004, $4.2 million was borrowed against the facility. The loan bears interest at 2.25%, per annum, above the base rate of Lloyds TSB Bank Plc and matures on April 30, 2007. We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK Ltd and an investment with a fair market value of $4.6 million at June 30, 2004.

Short-term Loan from Administrator

        We received a short-term loan of 46.5 million euros ($54.1 million) from the bankruptcy Administrator of Eurobike to fund the remaining purchase price of the businesses that we acquired on November 1, 2003. The due date of the short term loan was originally April 30, 2004, but was extended until May 7, 2004, to allow completion of long term financing. On May 5, 2004, we obtained long-term financing of 41.0 million euros (approximately $49.6 million on that date) and repaid the short-term loan due to the Administrator, thus completing the acquisition.

Term Loan Agreement — Shopping Center

        On December 26, 2003, our subsidiary, Republic Thunderbolt, LLC, obtained a $55.0 million, non-recourse 10-year term loan financing of our Airport Plaza shopping center in Farmingdale, New York. The interest rate is fixed at 6.2% for the term of the loan. The lender is Column Financial, a subsidiary of Credit Suisse First Boston, LLC. The loan is secured by the assets of our shopping center. Approximately $8.1 million of the loan proceeds are being invested in a long-term escrow account as collateral to fund certain contingent environmental matters.

Credit Facility at Aerospace Segment

        In January 2004, we entered into a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our aerospace segment. Interest on outstanding borrowings is 1.0% over prime and we will pay a non-usage fee of 0.5%. On June 30, 2004, $9.0 million was borrowed against the facility and $1.7 million was available for future borrowings.

Guaranties

        On June 30, 2004, we have included $2.1 million as debt for guarantees of retail shop partners indebtedness incurred for the purchase of leasehold improvements. These guarantees were assumed by our subsidiary in the sports & leisure segment. In addition, on June 30, 2004, approximately $2.2 million of bank loans received by retail shop partners in the sports & leisure segment were guaranteed by our subsidiary and are not reflected on our balance sheet because these loans have not been assumed by us.

5.     PENSIONS AND POSTRETIREMENT BENEFITS

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

	Three Months Ended		Nine Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
Service cost, benefits earned during the period	$ 183	$ 776	$ 548	$ 2,327
Interest cost on projected benefit obligation	2,788	3,614	8,363	10,842
Expected return on plan assets	(3,703)	(4,652)	(11,108)	(13,956)
Amortization of net loss	72	469	217	1,408
Amortization of prior service cost	758	77	2,273	230
Amortization of transition asset	-	(1)	-	(4)
Net periodic pension (income) expense	$ 98	$ 283	$ 293	$ 847
Curtailment charge	$ -	$ -	$ -	8,305
Settlement charge	-	-	-	17,478
Total net periodic pension cost	$ 98	$ 283	$ 293	$ 26,630

We do not expect cash contributions to the pension plan to be required until 2008.

The amount of expense recognized for other defined contribution postretirement plans were $1,137 and $888, for the three months ended June 30, 2004 and June 30, 2003, respectively and $3,514 and $2,525 for the nine months ended June 30, 2004 and June 30, 2003, respectively.

6. EARNINGS (LOSS) PER SHARE

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
Basic earnings (loss) per share:	6/30/04	6/30/03	6/30/04	6/30/03
Earnings (loss) from continuing operations	$ (9,874)	$ (17,419)	$ (11,551)	$ (72,113)
Weighted average common shares outstanding	25,194	25,184	25,192	25,172
Basic earnings (loss) from continuing operations per share	$ 0.39	$ (0.69)	$ (0.46)	$ (2.86)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$ 9,874	$ (17,419)	$ (11,551)	$ (72,113)
Weighted average common shares outstanding	25,194	25,184	25,192	25,172
Options	50	antidilutive	antidilutive	antidilutive
Total shares outstanding	25,244	25,184	25,192	25,172
Diluted earnings (loss) from continuing operations per share	$ 0.39	$ (0.69)	$ (0.46)	$ (2.86)

        Stock options entitled to purchase 308,280 and 1,311,307 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and nine months ended June 30, 2004, respectively. Stock options entitled to purchase 1,668,167 and 1,795,358 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and nine months ended June 30, 2003, respectively.

7.     EQUITY SECURITIES

        We had 22,572,204 shares of Class A common stock and 2,621,412 shares of Class B common stock outstanding at June 30, 2004. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. During the nine months ended June 30, 2004, 90 shares of Class B common stock were exchanged for Class A common stock and we issued 9,500 shares of Class A common stock as a result of the exercise of stock options.

8.     STOCK-BASED COMPENSATION

        Stock-Based Compensation: As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, we use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, for our stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in the three months ended June 30, 2004 and June 30, 2003. If stock options granted were accounted for based on their fair value as determined under SFAS 123, our pro forma results would be as follows:

	Three Months Ended		Nine Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
Net earnings (loss), as reported	$ 7,052	$ (32,435)	$ (7,793)	$ (45,884)
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(84)	(137)	(251)	(411)
Pro forma net earnings (loss)	$ 6,968	$ (32,572)	$ (8,044)	$ (46,295)
Basic and diluted loss per share:
As reported	$ 0.28	$ (1.29)	$ (0.31)	$ (1.82)
Pro forma	$ 0.28	$ (1.29)	$ (0.32)	$ (1.84)

        The pro forma effects of applying SFAS 123 are not representative of the effects on reported net results for future years. Additional grants are expected in future years.

        The weighted average grant date fair value of options granted during the nine months ended June 30, 2004 was $3.12. The weighted average grant date fair value of options granted during the nine months ended June 30, 2003 was $3.03. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.

9.     PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

        The following table sets forth our unaudited pro forma results of operations for the nine months ended June 30, 2004 and three and nine months ended June 30, 2003, reflecting our acquisition of Hein Gericke, PoloExpress and IFW (completed on November 1, 2003), and the disposition of our fastener business (December 3, 2002). The pro forma results are based on our historical financial statements and the historical financial statements of the operations and entities we acquired. The prior period historical results of the operations and entities we acquired are based upon the best information available to us and these financial statements were not audited. The unaudited pro forma statements of operations give effect to each of these transactions as if the transactions occurred on October 1, 2003 and October 1, 2002, respectively. The pro forma financial results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of the fiscal periods. The summary unaudited consolidated pro forma financial results are qualified by and should be read in conjunction with the financial statements and notes thereto included in our June 30, 2003 Annual Report on Form 10-K.

	Three Months
	Ended	Nine Months Ended
	6/30/03	6/30/04	6/30/03
Net revenues	$ 106,595	$ 252,777	$ 238,258
Operating loss	(838)	(6,610)	(43,719)
Loss from continuing operations	12,736)	(12,533)	(76,561)
Loss from continuing operations, per share	$ (0.51)	$ (0.50)	$ (3.04)

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

        In October 2003, we learned that volatile organic compounds had been detected in amounts slightly exceeding regulatory thresholds in a town water supply well in East Farmingdale, New York. Recent sampling of groundwater from the extraction wells to be used in the remediation system for this site has indicated that contaminant levels at the extraction point are significantly higher than previous sampling results indicated. These compounds may, to an as yet undetermined extent, be attributable to a groundwater plume containing volatile organic compounds, which may have had its source, at least in part, from plant operations conducted by a predecessor of ours in Farmingdale. We are aiding East Farmingdale in its investigation of the source and extent of the volatile organic compounds, and may assist it in treatment. In the quarter ended June 30, 2004, we recorded a $4.0 million expense in discontinued operations.

        As of June 30, 2004, the consolidated total of our recorded liabilities for environmental matters was approximately $9.8 million, which represented the estimated probable exposure for these matters. On June 30, 2004, $3.8 million of these liabilities were classified as other accrued liabilities and $6.0 million were classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $17.9 million.

        The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $8.4 million, for our fastener business. To date, Alcoa has contacted us concerning potential environmental and legal claims which, while disputed, could consume up to $6.0 million of the $8.4 million accrual for the indemnification liability. Accordingly, there is no additional accrual for these environmental claims at June 30, 2004.

         Other Matters

        We have an unsettled demand from Alcoa to pay $8.2 million as a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital at March 31, 2002. In addition, Alcoa has asserted other claims which, if proven, would, according to Alcoa, aggregate in excess of $5.0 million. If Alcoa is correct and these other claims exceed $5.0 million, we may be required to reimburse Alcoa for the full amount, without benefit of a threshold set forth in the acquisition agreement under which we sold our fastener business to Alcoa. On March 5, 2004, Alcoa paid us approximately $4.8 million of $8.8 million due to us based upon $12.5 million earned for commercial aircraft deliveries in 2003, less amounts we settled for accounts receivable, taxes, and liabilities to former employees. Alcoa, without our authorization, held back “in escrow” $4.0 million, which Alcoa agreed was due to the Company, pending resolution of the closing balance sheet matter. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At June 30, 2004, we had not recorded an accrual for these disputes with Alcoa.

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

11.     RESTRUCTURING CHARGES

        Restructuring charges of $563 in the three and nine months ended June 30, 2004 included the costs to close all fifteen of the GoTo Helmstudio retail locations in Germany. All of the charges were the direct result of activities that occurred as of June 30, 2004. The restructuring charges included an accrual of $428 for excess facilities of the closed stores, $124 for the write-off of store fittings and $11 for severance. These costs were classified as restructuring and were the direct result of a formal plan to close the GoTo Helmstudio locations and terminate its employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring costs will result in future increases in earnings or represent an accrual of future costs of our ongoing business.

12.     BUSINESS SEGMENT INFORMATION

        We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the historical results of our operations for the three and nine months ended June 30, 2004 and June 30, 2003, respectively.

	Three Months Ended		Nine Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
Revenues
Sports & Leisure Segment (a)	$ 91,920	$ -	$ 171,405	$ -
Aerospace Segment	22,735	18,232	62,694	51,389
Real Estate Operations Segment	2,704	2,435	7,591	6,811
Corporate and Other	-	25	1	25
Total	$ 117,359	$ 20,692	$ 241,691	$ 58,225

Operating Income (Loss)
Sports & Leisure Segment (a)	$ 10,385	$ -	$ 5,772	$ -
Aerospace Segment	1,389	(6,593)	2,632	(6,982)
Real Estate Operations Segment	849	696	2,396	2,139
Corporate and Other	(6,243)	(2,927)	(16,753)	(39,846)
Total	$ 6,380	$ (8,824)	$ (5,953)	$ (44,689)

Earnings (Loss) From Continuing Operations Before Taxes
Sports & Leisure Segment (a)	$ 9,217	$ -	$ 2,497	$ -
Aerospace Segment	1,150	(4,840)	2,116	(7,352)
Real Estate Operations Segment	82	694	356	908
Corporate and Other	(3,809)	(10,760)	(19,681)	(56,854)
Total	$ 6,640	$ (14,906)	$ (14,712)	$ (63,298)

Assets	6/30/04	9/30/03
Sports & Leisure Segment	$ 182,574	$ -
Aerospace Segment	53,139	52,506
Real Estate Operations Segment	133,429	122,241
Corporate and Other	155,802	202,660
Total	$ 524,944	$ 377,407

(a)     – Includes the results from our sports & leisure segment since its acquisition on November 1, 2003.

13.     DISCONTINUED OPERATIONS

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

        Based upon the Greenslet report included in the Airline Monitor issued on February 10, 2004, 579 commercial aircraft were delivered by Boeing and Airbus in 2003. These deliveries exceeded the target threshold for aircraft deliveries of 505 commercial aircraft in 2003. Accordingly, we earned $12.5 million of additional proceeds from Alcoa and we have recognized this amount as pre-tax income from gain on disposal of discontinued operations in the nine months ended June 30, 2004. From this amount, in January 2004, we reimbursed Alcoa approximately $1.2 million for taxes Alcoa had paid that were attributable to periods prior to December 3, 2002 (the date of the sale), and agreed to split equally a $0.7 million claim Alcoa had made with respect to bonus payments of certain foreign employees of the business Alcoa acquired from the Company. The taxes were primarily property taxes and non-income taxes paid after December 3, 2002 in foreign countries for periods prior to the date of sale. In addition, there were accounts receivable on the closing date balance sheet at the date of the sale to Alcoa. Alcoa had the right to require us to repurchase any of these accounts receivable which were uncollected by Alcoa as of June 3, 2003 (six months after the date of sale). In March 2004, we paid Alcoa $2.2 million to settle its claims arising from these uncollected receivables. Since that time, several of the account debtors have made payments to Alcoa; and in July 2004, Alcoa reimbursed us $1.0 million for these accounts receivable it collected through March 31, 2004.

        As a result of the aircraft delivery earn-out, offset partially by the settlement for taxes, accounts receivable, and former employee bonus payments, we recorded an $9.5 million gain on disposal of discontinued operations for the nine months ended June 30, 2004. Alcoa, without our authorization, held back “in escrow” $4.0 million, which Alcoa agreed was due to the Company, pending resolution of the closing balance sheet matter. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At June 30, 2004, we had not recorded an accrual for the $4.0 million held back by Alcoa.

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

        The results of the fastener business and APS are recorded as earnings from discontinued operations, the components of which are as follows:

                                                                                            Three Months Ended           Six Months Ended

	6/30/04	6/30/03	6/30/04	6/30/03 (a)
Net sales	$ -	$ 8	$ 39	$ 86,844
Cost of goods sold	-	92	350	64,001
Gross margin	-	(84)	(311)	22,843

Selling, general & administrative expense (b)	3,631	1,228	5,663	21,434
Other (income) expense, net	-	-	-	1,429
Operating loss	(3,631)	(1,312)	(5,974)	(20)
Net interest expense	-	-	-	123
Loss from discontinued operations before taxes	(3,631)	(1,312)	(5,974)	(20)
Income tax provision (benefit)	-	(3,406)	-	(3,412)
Net earnings (loss) from discontinued operations	$ (3,631)	$ (4,718)	$ (5,974)	$ (3,555)
(a)	– The results presented for the nine months ended June 30, 2003, include the operating activity of the fastener business, which was sold on December 3, 2002.

(b)

– Included in selling, general and administrative expense for the nine months ended June 30, 2004 was a $0.8 million accrual established to fund a legal matter of a former subsidiary, $4.1 million for environmental liabilities of operations previously sold, and a $1.0 million cost of severance for a former fastener employee.

        The assets and liabilities of APS were reported as assets and liabilities of discontinued operations at September 30, 2003, and were as follows:

September 30,
2003
Current assets of discontinued operations:
Accounts receivable	$ 18
Inventories	32
Prepaid expenses and other current assets	2
52
Noncurrent assets of discontinued operations:
Property, plant and equipment	71
Accumulated depreciation	(71)
Other assets	125
125
Current liabilities of discontinued operations:
Accounts payable	(5)
Accrued liabilities	(725)
(730)
Total net assets (liabilities) of discontinued operations	$ (553)

14.     CHANGES IN ACCOUNTING

        For the three and nine months ended June 30, 2004, we recorded a $0.2 million gain from the cumulative effect of change in accounting for an investment in affiliate. In January 2004, our position in a small start-up business was diluted, and the business could no longer be consolidated by us. We previously were required to consolidate the start-up business, and through December 2003, we recognized losses of $0.2 million in excess of our investment. The negative book value was reversed in the nine months ended June 30, 2004.

15.     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

        On March 31, 2004, we adopted FASB Interpretation 46 “Consolidation of Variable Interest Entities”. FASB Interpretation 46, as revised, requires variable interest entities created before December 31, 2003 to be consolidated during the first interim period beginning after December 15, 2003. Accordingly, on June 30, 2004, we consolidated our interest in a landfill development partnership, of which we are a limited partner. The consolidation of the landfill development partnership had an effect of increasing fixed assets by $2.8 million and reducing notes receivable by approximately $3.9 million on June 30, 2004 as compared to September 30, 2003. The partnership has signed a letter of intent to sell its remaining landfill at a price below its carrying value. Accordingly, we recognized an impairment expense of $1.2 million in the quarter ended June 30, 2004.

16.     SUBSEQUENT EVENTS

        On July 1, 2004, we acquired for one euro, all the outstanding shares of Allspeedex SA, which owns all of the outstanding shares of Hein Gericke France, SARL. Hein Gericke France operates in six retail shops in France.

        In July 2004 our tenant closed on an option to purchase a building it was leasing from us in Chatsworth, California for $4.5 million. We will recognize a nominal gain from this transaction. As a result of the sale of this property, annual revenue and operating income will decrease by approximately $0.5 million in our real estate segment.

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

CAUTIONARY STATEMENT

        Certain statements in this filing contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: our ability to find, finance, acquire and successfully operate one or more new businesses; product demand; weather conditions in Europe during peak business periods; timely deliveries from vendors; our dependence on the aerospace industry; customer satisfaction and quality issues; labor disputes; competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; military conflicts; reduced airline revenues as a result of the September 11, 2001 terrorist attacks on the United States, and their aftermath; reduced airline travel due to infectious diseases; and the impact of any economic downturns and inflation.

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

        During the past nine months, we have located and acquired substantially all of the worldwide operations of Hein Gericke, PoloExpress, and Intersport Fashions West (IFW), collectively now known as Fairchild Sports. Hein Gericke currently operates 147 retail shops in Austria, Belgium, England, France, Germany, Italy, Luxembourg, and the Netherlands. PoloExpress currently operates 85 retail shops in Germany. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW is also a distributor for other manufacturers in the United States. Fairchild Sports is a seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September.

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

        On May 5, 2004, we obtained long-term financing of 41.0 million euros at the sports & leisure segment and satisfied a 46.5 million euro note payable due.

During the next several months, we will endeavor to:

- Develop Hein Gericke brand recognition through presently targeted customers and market expansion.

- Integrate and restructure the components of Fairchild Sports to enhance operational efficiencies, centralizing worldwide procurement and improving information systems.

-Complete Sarbanes-Oxley Section 404 internal control compliance efforts on a worldwide basis.

-Generate cash from operations, borrowings, and sale of non-core assets.

RESULTS OF OPERATIONS

      Business Transactions

        On November 1, 2003, we acquired for $45.5 million (39.0 million euros) substantially all of the worldwide business of Hein Gericke and the capital stock of Intersport Fashions West (IFW) from the Bankruptcy Administrator for Eurobike AG in Germany. Also on November 1, 2003, we acquired for $23.4 million (20.0 million euros) from the Administrator for Eurobike AG and from two subsidiaries of Eurobike AG all of their respective ownership interests in Polo Express and receivables owed to them by PoloExpress. We used available cash from investments that were sold to pay the Administrator $14.6 million (12.5 million euros) on November 1, 2003 and borrowed 46.5 million euros ($54.1 million) from the Administrator at a rate of 8%, per annum. On May 5, 2004 we received long-term financing and paid the note due to the Administrator. The aggregate purchase price for these acquisitions was approximately $68.9 million (59.0 million euros), including $15.0 million (12.9 million euros) of cash acquired.

        On January 2, 2004, we acquired for $18.8 million (15.0 million euros) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser will retain a 7.5% ownership interest in PoloExpress, but Fairchild has a right to call this interest at any time from March 2007 to October 2008, for a purchase price of 12.3 million euros ($14.9 million at June 30, 2004). Mr. Esser has the right to put such interest to us at any time during April of 2008 for 12.0 million euros ($14.5 million at June 30, 2004). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (15.0 million euros) and provided collateral of $15.0 million (12.0 million euros) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The purchase price includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years. We also signed an employment agreement with Mr. Esser for two years. As of June 30, 2004, the 12.0 million euros ($14.5 million) collateralized obligation for the put option was recorded in other long-term liabilities and the restricted cash is invested in money market funds and included in long-term investments.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $19.7 million. The excess of the purchase price over tangible assets and identifiable intangible assets was preliminarily reflected as goodwill in the consolidated financial statements as of June 30, 2004. Estimates for fair value represent our best estimate as of June 30, 2004. We are currently finalizing fair values for these acquisitions. Changes in fair value from current estimated amounts, as well as changes in other assumptions, could significantly impact our operating results and the reported value of goodwill. For all periods since the acquisition date, we may have to recognize amortization expense associated with intangible assets determined to have a definite life. Since their acquisition on November 1, 2003, we have consolidated the results of Hein Gericke, PoloExpress and IFW into our financial statements.

        On May 5, 2004, our German subsidiary, Hein Gericke Deutschland GmbH and its German partnership PoloExpress, obtained financing of 41.0 million euro($49.5 million) from Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt KGaA. The loan agreements require Hein Gericke and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke to maintain economic equity of  44.5 million euros ($53.8 million). No dividends may be paid by Hein Gericke unless such covenants are met and dividends may be paid only up to it’s consolidated after tax profits. The proceeds from the financing were used to pay the balance of the purchase price owed to the Administrator for Eurobike AG, and complete our acquisition of Hein Gericke, PoloExpress, and Intersport Fashions West. In addition, Hein Gericke also borrowed, 12.0 million euros ($14.5 million) from our subsidiary, Fairchild Holding Corp., which may be repaid if the covenants in the loan agreements are met.

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

        Based upon the Greenslet report included in the Airline Monitor issued on February 10, 2004, 579 commercial aircraft were delivered by Boeing and Airbus in 2003. These deliveries exceeded the target threshold for aircraft deliveries of 505 commercial aircraft in 2003. Accordingly, we earned $12.5 million of additional proceeds from Alcoa and we have recognized this amount as pre-tax income from gain on disposal of discontinued operations in the nine months ended June 30, 2004. From this amount, in January 2004, we reimbursed Alcoa approximately $1.2 million for taxes Alcoa had paid that were attributable to periods prior to December 3, 2002 (the date of the sale), $2.2 million to settle Alcoa’s claims with respect to uncollected accounts receivable, and agreed to split equally a $0.7 million claim Alcoa had made with respect to bonus payments of certain foreign employees of the business Alcoa acquired from the Company. The taxes were primarily property taxes and non-income taxes paid after December 3, 2002 in foreign countries for periods prior to the date of sale.

        There were accounts receivable on the closing date balance sheet at the date of the sale to Alcoa. Alcoa had the right to require us to repurchase any of these accounts receivable which were uncollected by Alcoa as of June 3, 2003 (six months after the date of sale). In March 2004, we paid Alcoa $2.2 million to settle its claims arising from these uncollected receivables. Since that time, several of the account debtors have made payments to Alcoa; and in July 2004, Alcoa reimbursed us $1.0 million for these accounts receivable it collected through March 31, 2004.

        As a result of the aircraft delivery earn-out, offset partially by the settlement for taxes, accounts receivable, and former employee bonus payments, we recorded an $9.5 million gain on disposal of discontinued operations for the nine months ended June 30, 2004. Alcoa, without our authorization, held back “in escrow” $4.0 million, which Alcoa agreed was due to the Company, pending resolution of the closing balance sheet matter. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At June 30, 2004, we had not recorded an accrual for these disputes with Alcoa.

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

        We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the sales and operating income of our segments on a historical and pro forma basis for the three and nine months ended June 30, 2004 and June 30, 2003, respectively. The pro forma results represent the impact of our acquisition of Hein Gericke, PoloExpress, and IFW, as if this transaction had occurred at the beginning of each of our fiscal periods. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The prior period historical results of the operations and entities we acquired are based upon the best information available to us and these financial statements were not audited. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if the transactions had been in effect since the beginning of each fiscal period, nor are they necessarily indicative of our future results.

                                                                  Three Months Ended                          Six Months Ended
                                                                  Actual           Pro Forma             Actual                  Pro Forma
	6/30/04	6/30/03	6/30/03	6/30/04	6/30/03	6/30/04	6/30/03
Revenues
Sports & Leisure Segment (a)	$ 91,920	$ -	$ 85,903	$ 171,405	$ -	$ 182,491	$ 180,033
Aerospace Segment	22,735	18,232	18,232	62,694	51,389	62,694	51,389
Real Estate Operations Segment	2,704	2,435	2,435	7,591	6,811	7,591	6,811
Corporate and Other	-	25	25	1	25	1	25
Total	$ 117,359	$ 20,692	$ 106,595	$ 241,691	$ 58,225	$ 252,777	$ 238,258

Operating Income (Loss)
Sports & Leisure Segment (a)	$ 10,385	$ -	$ 7,986	$ 5,772	$ -	$ 5115	$ 970
Aerospace Segment	1,389	(6,593)	(6,593)	2,632	(6,982)	2,632	(6,982)
Real Estate Operations Segment	849	696	696	2,396	2,139	2,396	2,139
Corporate and Other	(6,243)	(2,927)	(2,927)	(16,753)	(39,846)	(16,753)	(39,846)
Total	$ 6,380	$ (8,824)	$ (838)	$ (5,953)	$ (44,689)	$ (6,610)	$ (43,719)

(a)     – Actual results for the nine months ended June 30, 2004, include only eight months of results from our sports & leisure segment since its acquisition on November 1, 2003.

        Revenues increased by $96.7 million, or 467%, in the third quarter of fiscal 2004, as compared to the third quarter of fiscal 2003. Revenues increased by $183.5 million, or 315%, in the first nine months of fiscal 2004, as compared to the first nine months of fiscal 2003. The increase was due primarily to the acquisition of Hein Gericke, PoloExpress and IFW on November 1, 2003. Revenues in the third quarter and first nine months of fiscal 2004 also benefited from increased revenues at our aerospace segment and real estate operations segment.

        Gross margin as a percentage of sales was 37.2% and 19.5% in the first nine months of fiscal 2004 and fiscal 2003, respectively. The improvement in margins reflects the higher gross margins earned from retail sales at the sports & leisure segment, which was acquired on November 1, 2003. Gross margin as a cost of rental revenue increased slightly to 35.0% in the first nine months of fiscal 2004 as compared to 34.9% in fiscal 2003.

        Selling, general and administrative expense increased $42.5 million for the nine months ended June 30, 2004, as compared to the first nine months of fiscal 2003. Selling, general and administrative expense for the nine months ended June 30, 2004, included $67.1 million of expenses related to the sports & leisure segment acquired on November 1, 2003. Selling, general and administrative expense for the nine months ended June 30, 2003, included $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. The top four executives have relinquished their right to any other future change of control payments. Selling, general and administrative expense for the three and nine months ended June 30, 2004, included $0.7 million of severance expense for a former executive of Fairchild Sports.

        Other income decreased $1.1 million for the nine months ended June 30, 2004. The results for the nine months ended June 30, 2003 included $0.8 million earned on the sale of real estate.

        Impairment charges of $1.2 million and $6.7 million were recognized in the nine months ended June 30, 2004 and June 30, 2003, respectively. The impairment charges for the nine months ended June 30, 2004 included $1.2 million to write down the long-lived assets of a limited partnership interest which we are required to consolidate in accordance with FASB Interpretation 46. The impairment charges for the nine months ended June 30, 2003 included $6.6 million to write down goodwill at our aerospace distribution segment, and $0.1 million to write down intangible assets of a start-up company in our corporate and other segment.

        Restructuring charges of $0.6 million in the three and nine months ended June 30, 2004 included the costs to close all fifteen of the GoTo Helmstudio retail locations in Germany. All of the charges were the direct result of activities that occurred as of June 30, 2004. The restructuring charges included an accrual of $0.4 million for excess facilities of the closed stores, $0.1 million for the write-off of store fittings and a nominal amount for severance. These costs were classified as restructuring and were the direct result of a formal plan to close the GoTo Helmstudio locations and terminate employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring costs will result in future increases in earnings or represent an accrual of future costs of our ongoing business.

        Net interest expense was $15.7 million and $17.7 million for the nine months ended June 30, 2004 and June 30, 2003, respectively. The results for the first nine months of fiscal 2003 included interest expense, prior to the repayment of all of our outstanding senior subordinated notes, term loan and revolving credit facilities. These repayments were made from proceeds of the sale of the fastener business on December 3, 2002. We anticipate that interest expense will increase in future quarters, as a result of a $118.4 million net increase in debt incurred during the nine months ended June 30, 2004.

        The fair market value adjustment of our position in a ten-year $100 million interest rate contract improved by $5.8 million in the first nine months of fiscal 2004. The fair market value adjustment of this agreement will generally fluctuate, based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate contract will increase and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest rate contract will decrease, and we will record income. Increasing interest rates have caused the favorable change in fair market value of the contract in the current period.

        The income tax benefit was $4.0 million for the nine months ended June 30, 2004. The tax benefit is due to the carryback of the current U.S. domestic loss and decrease in the valuation allowance, which reduces, by $6.0 million, the $68.5 million of noncurrent income tax liabilities at September 30, 2003, offset partially by income taxes of $1.8 million on foreign earnings and $0.2 million of state taxes. We recorded an income tax provision of $7.8 million in the first nine months of fiscal 2003, which reflected the adjustments due from the gain on disposal of discontinued operations in 2003.

        Earnings (loss) from discontinued operations includes the results of the fasteners business prior to its sale, APS, and certain legal and environmental expenses associated with our former businesses. The loss from discontinued operations for the first nine months of fiscal 2004 consists primarily of an accrual of $4.1 million of environmental liabilities at locations of operations previously sold, $0.8 million to cover legal expenses associated with an unfavorable verdict relating to a business we sold several years ago, and $1.0 million of severance costs for a former fastener employee. The increase in our environmental accrual is the result of a recent sampling of groundwater from the extraction wells to be used in the remediation system at a site in Farmingdale, New York, indicating contaminant levels at the extraction point that are significantly higher than previous sampling results indicated. As a result, the cost to treat this matter is now estimated to be significantly higher. The prior period earnings from discontinued operations reflect our ownership of the fastener business during the first three months of fiscal 2003, prior to its sale on December 3, 2002.

        For the nine months ended June 30, 2004, we recorded a $0.2 million gain from cumulative effect of change in accounting for an investment in affiliate. In January 2004, our position in a small start-up business was diluted and could no longer be consolidated by us. We were previously required to consolidate the start-up business, and through December 2003, we recognized losses $0.2 million in excess of our investment. The negative book value was reversed in the current quarter.

Segment Results

Sports & Leisure Segment

        Our sports & leisure segment, which we purchased from the Administrator of Eurobike AG and Mr. Klaus Esser, designs and sells protective clothing, helmets, and technical accessories for motorcyclists. Primary brand names of our products include Polo, Hein Gericke, and First Gear. Hein Gericke currently operates 147 retail shops in Austria, Belgium, England, France, Germany, Italy, Luxembourg and the Netherlands. Polo currently operates 85 retail shops in Germany. For the most part, the Hein Gericke retail stores sell Hein Gericke brand items, and the Polo retail stores sell Polo brand products. Both the Hein Gericke and Polo retail stores sell products of other manufacturers, the inventory of which is owned by the Company. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW is also a distributor for other manufacturers in the United States. The Fairchild Sports group is a seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September. On a pro forma basis, sales in our sports & leisure segment increased by $6.0 million during the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. On a pro forma basis, operating income in our sports & leisure segment increased by $2.4 million during the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Operating income in the current quarter was adversely effected by $0.7 million of severance and $0.6 million of restructuring charges.

        Since the November 1, 2003 acquisition, Hein Gericke has initiated steps to advance its retail business in Germany. A new standard contract has been negotiated with each shop partner that operates a German retail shop to ensure each shop partner is sufficiently motivated to increase sales. Hein Gericke is focusing on increased advertising and greater marketing to restore brand recognition previously enjoyed by Hein Gericke in Germany. The number of Hein Gericke’s German employees has been reduced by one-third at no cost to the Company. During 2004 and early 2005, a new ERP computer system, now operational at Polo, will be expanded to encompass the operations of Hein Gericke.

        Hein Gericke and Polo increased the procurement of goods for delivery in Germany to meet the seasonal increase in sales. We believe relations with the suppliers of Fairchild Sports have improved since our acquisition.

        We have initiated a program to focus on optimal store location. This includes closing or relocating low performing stores, and opening new stores in the United Kingdom and elsewhere in Western Europe. Since the acquisition, we have opened five stores in Germany, five stores in the United Kingdom, one store in Italy and we have closed nineteen low performing stores in Germany. We have also redesigned several stores to better present our products to customers.

Aerospace Segment

        Our aerospace segment has six locations in the United States, and is an international supplier to the aerospace industry. Five locations specialize in the distribution of avionics, airframe accessories, and other components, and one location manufactures airframe components. The products distributed include: navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. Our location in Titusville, Florida, also overhauls and repairs landing gear, pressurization components, instruments, and avionics. Customers include original equipment manufacturers, commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace segment increased by $4.5 million, or 24.7%, and $11.3 million, or 22.0% in the third quarter and first nine months of fiscal 2004, respectively, as compared to the third quarter and first nine months of fiscal 2003. The improvement in sales reflects a large order which was delivered during the three and nine months ended June 30, 2004. Sales in our aerospace segment are not anticipated to remain at these levels in the coming quarters, as demand in the aerospace industry is still adversely affected by the events of September 11, 2001, and the continued financial difficulties of major commercial airlines.

        Operating income increased by $8.0 million in the third quarter and $9.6 million in the first nine months of fiscal 2004, as compared to the same periods in fiscal 2003. The results for the three and nine months ended June 30, 2003 were adversely affected by a $6.6 million impairment charge to write down goodwill. Excluding the goodwill impairment, operating income increased by $1.4 million and $3.0 million for the three months and nine months ended June 30, 2004, respectively, reflecting the increase in volume of sales and a small increase in gross margin as a percentage of sales.

Real Estate Operations Segment

            Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York, and also owns and leases to others a 102,000 square foot building in Chatsworth, California and a 208,000 square foot manufacturing facility located in Fullerton, California. We have one tenant that occupies more than 10% of the rentable space of the shopping center. Rental revenue increased by 11.0% in the third quarter and 11.5% in the first nine months of fiscal 2004, as compared to the same periods of fiscal 2003, reflecting tenants occupying an additional 30,000 square feet of the shopping center. The weighted average occupancy was 96.7% during the first nine months of fiscal 2004, as compared to 90.0% in the first nine months of fiscal 2003. The average effective annual rental rate per square foot was $21.00 and $20.29 during the first nine months of fiscal 2004 and fiscal 2003, respectively. As of June 30, 2004, approximately 98% of the shopping center was leased. We anticipate that rental income will remain stable during fiscal 2004, as a result of a new lease for approximately 27,000 square feet, entered into during the last quarter of fiscal 2003, being offset from the July 2004 sale of the Chatsworth property which previously generated revenue and operating income of approximately $0.5 million per year. The Fullerton property is leased to Alcoa through October 2007, and generates revenue and operating income in excess of $0.5 million per year.

             Operating income increased by 22.0% in the third quarter and 12.0% in the first nine months of fiscal 2004, as compared to the same periods of fiscal 2003. The improvement in the first nine months of fiscal 2004 reflects an increase in the weighted-average occupancy of our shopping center during the first nine months of fiscal 2004.

Corporate

        The operating results at corporate improved by $23.1 million in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003. The first nine months of fiscal 2003 included $13.7 million of expense for one-time change of control payments required under contracts with our top four executives, as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives, as a result of the sale of the fastener business. The top four executives relinquished their right to any other future change of control payments. Excluding these payments, operating results decreased by $0.6 million in the first nine months of fiscal 2004, due to $1.2 million impairment recognized by a variable interest partnership that we are now consolidating. In January 2004, we completed a move of our corporate headquarters to a newly leased facility that is less than half the size of our former location, creating approximately a $0.2 million annual savings of expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Total capitalization as of June 30, 2004 and September 30, 2003 amounted to $255.0 million and $143.8 million, respectively. The nine-month change in capitalization included a $118.4 million net increase in debt as a result of our acquisition of Hein Gericke, PoloExpress, and IFW; obtaining financing on our shopping center; and receiving a revolving credit line based on the assets of our aerospace segment. Equity decreased by $7.2 million, due primarily to our reported net loss. Our combined cash and investment balances totaled $97.4 million on June 30, 2004, as compared to $110.9 million on September 30, 2003, and included restricted investments of $69.0 million and $51.9 million at June 30, 2004 and September 30, 2003, respectively.

        Net cash used for operating activities for the nine months ended June 30, 2004, was $11.5 million and included a $38.2 million liquidation of trading securities used to fund the acquisition of Hein Gericke, PoloExpress, and IFW on November 1, 2003, offset partially by a $28.2 million increase in inventory. Net cash used for operating activities for the nine months ended June 30, 2003, was $135.9 million. The working capital uses of cash in the first nine months of fiscal 2003 included $46.2 million invested in trading securities, $7.4 million that was contributed to fund our pension plan, $13.7 million of expense for one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business.

        Net cash used for investing activities for the nine months ended June 30, 2004 was $90.2 million, and included our acquisition funding of $73.0 million, net of $15.0 million cash acquired. Net cash provided by investing activities was $608.9 million for the nine months ended June 30, 2003. In the first nine months of fiscal 2003, the primary source of cash was $657.1 million of cash proceeds received from the sale of our fastener business, partially offset by $54.7 million of new investments and $8.2 million investments in property, plant and equipment, including the purchase of a manufacturing facility located in Fullerton, California.

        Net cash provided by financing activities was $106.4 million for the nine months ended June 30, 2004, which reflected $55.0 million borrowed to finance our shopping center, the long-term financing of $43.4 million for our acquisition of Hein Gericke, PoloExpress, and IFW, and $9.0 million borrowed from a revolving credit facility at our aerospace segment. Net cash used by financing activities was $476.4 million for the nine months ended June 30, 2003, which reflected the repayment of essentially all of our debt with the proceeds we received from the sale of our fastener business, except for a $3.4 margin loan and $3.2 million of debt at Fairchild Aerostructures.

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

Off Balance Sheet Items

        On June 30, 2004, approximately $2.2 million of bank loans received by retail store partners were guaranteed by our subsidiary in the sports & leisure segment. These loans have not been assumed by us.

Contractual Obligations

        At June 30, 2004, we had contractual commitments to repay long term debt, including capital lease obligations. Payments due under these long-term obligations for the fiscal years ending September 30 are as follows: $7.3 million for 2004; $10.6 million for 2005; $13.5 million for 2006; $18.3 million for 2007; $9.4 million for 2008; and $59.7 million thereafter.

        We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At June 30, 2004, we had contingent liabilities of $2.7 million on commitments related to outstanding letters of credit.

        On June 30, 2004, we have reflected a $10.2 million obligation due under a ten-year $100 million interest rate swap agreement which expires on February 19, 2008. Interest on the swap agreement is settled quarterly.

        In addition, we have $25.0 million classified as other long-term liabilities at June 30, 2004, including environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

        Currently, we are not being audited by the IRS for any years. The audit period for the year ended June 30, 1999 and the income tax return of an acquired business for year ended April 20, 1999 expired on April 30, 2004 and March 31, 2004, respectively. Except for $400,000 of proposed additional tax, which we are disputing, the IRS has not proposed any other adjustments. We have a $66.2 million tax liability at June 30, 2004. However, based on tax planning strategies we do not anticipate having to satisfy the tax liability over the short-term.

        Should any of these liabilities become immediately due, we would be obligated to obtain financing, raise capital, and/or liquidate assets to satisfy our obligations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        On March 31, 2004, we adopted FASB Interpretation 46 “Consolidation of Variable Interest Entities”. FASB Interpretation 46, as revised, requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. Accordingly, on June 30, 2004, we consolidated our interest in a landfill development partnership, of which we are a limited partner. The consolidation of the landfill development partnership had an effect of increasing fixed assets by $2.8 million and reducing notes receivable by approximately $3.9 million on June 30, 2004 as compared to September 30, 2003. The partnership has signed a letter of intent to sell its remaining landfill at a price below its carrying value. Accordingly, we recognized an impairment expense of $1.2 million in the quarter ended June 30, 2004.

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

        In May 2004, the Financial Accounting Standards Board issued a staff position, FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug Improvement Act of 2003 for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The staff position generally applies beginning in the first interim or annual period after June 15, 2004. Accordingly, we will adopt FSP 106-2 in our fourth quarter beginning on July 1, 2004. The Medicare Prescription Drug Improvement Act of 2003 should result in improved financial results for employers that provide prescription drug benefits for their Medicare-eligible retirees. We are currently assessing the effect the Prescription Drug bill will have on our postretirement liabilities.

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

        We have recognized a $5.8 million non-cash increase in the fair market value of the interest rate contract in the first nine months of fiscal 2004 as a result of the fair market value adjustment for our interest rate swap agreement.

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

        In May 2004, we issued a floating rate note with a principal amount of 25.0 million euros. Embedded within the promissory note agreement is an interest rate cap protecting one half of the 25.0 million borrowed. The embedded interest rate cap limits to 6%, the 3-month EURIBOR interest rate that we must pay on the promissory note. We paid approximately $0.1 million to purchase the interest rate cap. In accordance with SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. We are accounting for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument.

        The table below provides information about our financial instruments that is sensitive to changes in interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

(In thousands)
Expected maturity date	February 19, 2008	March 31, 2009
Type of interest rate contract	Variable to Fixed	Interest Rate Cap
Variable to fixed contract amount	$100,000	$15,106
Fixed LIBOR rate	6.745%	N/A
EURIBOR cap rate	N/A	6.0%
Average floor rate	N/A	N/A
Weighted average forward LIBOR rate	3.70%	3.70%
Market value of contract at June 30, 2004	$(10,229)	$28
Market value of contract if interest rates increase by 1/8%	$(9,781)	$34
Market value of contract if interest rates decrease by 1/8%	$(10,677)	$24

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

Changes in Internal Controls

        Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, which we refer to as the evaluation date. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. During the nine months ended June 30, 2004, we acquired Hein Gericke, PoloExpress, and IFW, and we are currently integrating the internal controls of the combined group. There were no other significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended June 30, 2004.

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

Item 5. Other Information

1.     We have disclosed in this report that the Company has not filed all reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.  The reasons for such non-compliance are as follows:  On November 1, 2003 we acquired Hein Gericke, IFW and PoloExpress.  On November 14, 2003, we filed a Form 8-K with the SEC announcing the acquisition and, on December 30, 2003, we filed an amendment to the Form 8-K, providing pro forma financial information. In the Form 8-K, we were unable to file audited financial statements of the acquired businesses because the outside auditors had audited less than 50% of the former parent of the acquired business, Eurobike AG, for the year ended September 30, 2002, and no audit was performed for the year ended September 30, 2003 because Eurobike AG and three of its operating subsidiaries went into bankruptcy. As the audit could not have been completed in time for us to meet the Form 8-K extended filing deadline, the Company decided not to incur audit fees, which would be substantial, to have an audit completed for either of these periods.  On March 24, 2004, we formally requested the SEC to grant us a waiver from the 8-K requirements.  On March 30, 2004, we received a letter from the SEC, which did not require us to complete a preacquisition audit for the acquired businesses, but denied our request for a waiver of the 8-K requirements. Until we file audited financial statements of the acquired businesses, we may not use a short form registration statements (Form S-2 and Form S-3), or grant stock options, nor may we make offerings under effective registration statements to any purchasers that are not accredited investors. We expect to file the audited financial statements of the acquired business in our next Form 10-K Annual Report filing for the year ending September 30, 2004.

2.     The Board of Directors has established a Governance and Nominating Committee consisting of non-employee independent directors, which, among other functions, identifies individuals qualified to become board members, and selects, or recommends that the Board select, the director nominees for the next annual meeting of shareholders.  As part of its director selection process, the Committee considers recommendations from many sources, including:  management, other board members and the Chairman.  The Committee will also consider nominees suggested by stockholders of the Company. Stockholders wishing to nominate a candidate for director may do so by sending the candidate’s name, biographical information and qualifications to the Chairman of the Governance and Nominating Committee c/o the Corporate Secretary, The Fairchild Corporation, 1750 Tysons Blvd., Suite 1400, McLean VA  22102.

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

3.     The Company has been informed by Mr. Jeffrey Steiner, the Chairman and Chief Executive Officer of the Company, that a French court has ordered that Euro 259,000 of the Euro 500,000 fine assessed against him by that court in a proceeding in France that has been disclosed by the Company in prior SEC filings over the past several years, be withdrawn from a part of the surety (caution) previously deposited by the Company in the court. A special committee consisting of all of the Company’s independent directors has been formed to review issues arising from these proceedings, including, among other things, reimbursement for legal fees and other amounts advanced by the Company on behalf of Mr. Steiner in connection with the proceedings.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
*2.1	Loan agreement between Hein Gericke Deutschland and Polo KG, as borrowers, and Stadtsparkasse and HSBC Trinkaus & Burkhardt KGaA, as lenders.
*2.2	Working Capital Loan agreement between Hein Gericke Deutschland, as borrower, and Stadtsparkasse, as lender.
*2.3	Working Capital Loan agreement between Hein Gericke Deutschland, as borrower, and HSBC Trinkaus & Burkhardt KGaA, as lender.
*2.4	Loan agreement between Hein Gericke UK, as borrower, and GMAC, as lender.
*31	Certifications required by Section 302 of the Sarbanes-Oxley Act.
*32	Certifications required by Section 906 of the Sarbanes-Oxley Act.
*	Filed herewith.
(b)	Reports on Form 8-K:
On May 6, 2004, we filed a report on Form 8-K, as a result of issuing a press release to announce the financing of its German subsidiaries, Hein Gericke Deutschland GmbH and PoloExpressversand.
On May 14, 2004, we issued a press release announcing our operating results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.

For THE FAIRCHILD CORPORATION
(Registrant) and as its Chief Financial Officer:

Date:	August 4, 2004	By: /s/ JOHN L. FLYNN

John L. Flynn
Chief Financial Officer and Senior Vice President, Tax