Form 10-K
period 2004-09-30
FAIRCHILD CORP
filed 2004-12-14
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended September 30, 2004 and the Transition Period Ended September 30, 2003
Commission File Number 1-6560

THE FAIRCHILD CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	34-0728587
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days [ ] Yes [X] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [X] Yes [ ] No

On March 31, 2003, the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing price of these shares on the New York Stock exchange) was approximately $88.0 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

On November 30, 2004, the number of shares outstanding of each of the Registrant’s classes of common stock were as follows:

Class A Common Stock, $0.10 Par Value Class B Common Stock, $0.10 Par Value	22,573,204 2,621,412

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders’ to be held on February 16, 2005, which the Registrant intends to file within 120 days after September 30, 2004, are incorporated by reference into Part III of this Form 10-K.

THE FAIRCHILD CORPORATION
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2004

FORWARD-LOOKING STATEMENTS

        Certain statements in this filing contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: our ability to find, finance, acquire and successfully operate one or more new businesses; product demand; weather conditions in Europe during peak business periods; timely deliveries from vendors; our ability to raise cash to meet seasonal demands; our dependence on the aerospace industry; customer satisfaction and quality issues; labor disputes; competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; military conflicts; reduced airline revenues as a result of the September 11, 2001 terrorist attacks on the United States, and their aftermath; reduced airline travel due to infectious diseases; and the impact of any economic downturns and inflation.

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

PART I

        All references in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” the “Company” and “Fairchild” refer to The Fairchild Corporation and its subsidiaries. All references to “fiscal” in connection with a year shall mean the 12 months ended September 30, 2004, June 30, 2003 and June 30, 2002. The “transition period” refers to the three months ended September 30, 2003.

Change of Fiscal Year End

        In December 2003, the Company changed its fiscal year end from June 30 to September 30. This annual Report presents certain information for the period between July 1, 2003 and September 30, 2003 as the Transition Period and the period between October 1, 2003 through September 30, 2004 as fiscal 2004.

Item 1. BUSINESS

General

        Our business consists of three segments: sports & leisure, aerospace, and real estate operations. Our sports & leisure segment is engaged in the design and retail sale of protective clothing, helmets and technical accessories for motorcyclists in Europe and the design and distribution of such apparel and helmets in the United States. Our aerospace segment stocks a wide variety of aircraft parts and distributes them to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies worldwide, and also manufactures airframe components. Our real estate operations segment owns and leases a shopping center located in Farmingdale, New York, and owns and rents an improved parcel located in Southern California.

        On November 1, 2003, we acquired substantially all of the worldwide operations of Hein Gericke, PoloExpress, and Intersport Fashions West (IFW), collectively now known as Fairchild Sports. These operations comprise our sports & leisure segment.

        On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. The cash received from Alcoa is subject to a post-closing adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital as of March 31, 2002. We earned additional proceeds of $12.5 million in fiscal 2004 and may also earn additional cash proceeds up to $12.5 million per year over the next three years, if the number of commercial aircraft delivered by Boeing and Airbus exceeds specified annual levels.

Financial Information about Business Segments

        Our business segment information is incorporated herein by reference from Note 16 of our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”.

Narrative Description of Business Segments

Sports & Leisure Segment

        Our sports & leisure segment, also known as Fairchild Sports, is engaged in the design and retail sale of motorcycle apparel, protective clothing, helmets and technical accessories for motorcyclists in Europe and the design and distribution of such apparel and helmets in the United States. The Fairchild Sports group is made up of the worldwide operations of Hein Gericke, PoloExpress, and Intersport Fashions West (IFW). Hein Gericke currently operates 142 retail shops in Austria, Belgium, England, France, Germany, Ireland, Italy, Luxembourg, and the Netherlands. PoloExpress (also known as Polo) currently operates 87 retail shops in Germany. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW is also a distributor for other manufacturers in the United States. Fairchild Sports is a seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September. Our sports & leisure segment accounted for approximately 72% of our consolidated revenues in fiscal 2004.

   Products

        Products for the Hein Gericke and PoloExpress companies include motorcycle apparel, helmets, boots, protective clothing, and technical accessories for motorcycle enthusiasts. The majority of the products are sold at retail stores leased by us and operated by shop partners who sell our products in accordance with agreements with us permitting the shop partner to operate and maintain an individual store. Shop partners are paid a commission based on the performance of their store. All inventory in the stores is owned by us and until sold remains our property. Catalog and internet sales do not make up a material percentage of the total sales. The Hein Gericke retail stores sell predominantly Hein Gericke brand products, and the Polo retail stores sell predominantly Polo brand products. Both the Hein Gericke and Polo retail stores sell products of other manufacturers. The products are manufactured by third parties located principally in Asia, and the products are shipped to our leased warehouses, where they are temporarily stored until shipped to the individual retail stores for sale. The main warehouses for Hein Gericke are located in Düsseldorf, Germany, and Harrogate, England, and the main warehouse for PoloExpress is located in Düsseldorf, Germany.

        IFW is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW also distributes in the United States, products manufactured for other companies, under their own labels.

   Sales and Markets

        Hein Gericke and Polo mainly sell their products in Europe through their retail stores. Both Hein Gericke and Polo operate stores throughout Europe with Hein Gericke having stores in Austria, Belgium, England, France, Germany, Italy, Luxembourg, and the Netherlands, and Polo has operating stores in Germany. Approximately 78% of the sales are to customers in Germany and 16% are to customers in the United Kingdom. Since the vast majority of the sales are through these retail stores, we have a very large number of customers. Mainly due to the prevailing weather in Western Europe, our business is very seasonal. There is a historic trend of a higher volume of sales and profits during the months of March through September.

        IFW sells as a distributor, primarily in the United States, to companies such as Harley-Davidson and Tucker Rocky.

        In total, the sports & leisure segment had foreign sales (outside the United States) of 85% and domestic sales of 15%.

   Competition

        Hein Gericke and PoloExpress face competition from other European retail sellers of motorcycle equipment and clothing, including Harley-Davidson, Louis and Dianese. There is a large market for motorcycle enthusiasts in Europe, and competition is tight among the retailers.  We believe that Polo and Hein Gericke, combined hold a key market position in Germany.

Aerospace Segment

        Our aerospace segment consists of aerospace distribution operations and an aerospace manufacturing unit. Our distribution operations are conducted through our subsidiary Banner Aerospace Holding Company I, Inc., with which we offer a wide variety of aircraft parts and component repair and overhaul services. The aircraft parts which we distribute are either purchased on the open market or acquired from OEMs as an authorized distributor. No single distributor arrangement is material to our financial condition. Through our aerospace manufacturing operation, we manufacture airframe components used in the construction and maintenance of commercial and military aircraft. Our products provide our customers with structural solutions by offering precision machined structural components in accordance with our customers’ needs. Our aerospace segment accounted for approximately 25% of our consolidated revenues in fiscal 2004.

   Products

        Products of the aerospace distribution operations include rotable parts, such as flight data recorders, radar and navigation systems, instruments, hydraulic and electrical components, space components and certain defense related items.

        Rotable parts are sometimes purchased as new parts, but are generally purchased in the aftermarket and are then overhauled by us or for us by outside contractors, including OEMs or FAA-licensed facilities. Rotables are sold in a variety of condition such as new, overhauled, serviceable and “as is”. Rotables may also be exchanged instead of sold. An exchange occurs when an item in inventory is exchanged for a customer’s part and the customer is charged an exchange fee.

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

        The principal product lines of our aerospace manufacturing operation is precision machined structural components and assemblies. These precision machined structural components and assemblies are used on aircraft as pylons, flap hinges, struts, wing fittings, landing gear, or for spares, and in many other applications.

   Sales and Markets

        Our aerospace distribution operations sell products in the United States and abroad to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators, distributors and other aerospace companies. Our aerospace distribution operations conduct marketing efforts through direct sales forces, outside representatives and, for some product lines, overseas sales offices. Sales in the aviation aftermarket depend on price, service, quality and reputation.

        The products of our aerospace manufacturing operation are sold primarily to a small number of domestic and foreign OEMs of airframes, as well as to subcontractors of OEMs. These customers include Boeing, Lockheed Martin, and other OEMs. Accordingly, our aerospace manufacturing operation is dependent on the business of these manufacturers.

        Our aerospace segment’s business does not experience significant seasonal fluctuations nor depend on a single customer. Approximately 60% of our aerospace sales are to domestic purchasers, some of which may represent offshore users.

   Competition

        Our aerospace distribution operation competes with AAR Corp, Volvo Aero Services, Duncan Aviation, Stevens Aviation; OEMs such as Honeywell, Rockwell Collins, Raytheon, and Litton; other repair and overhaul organizations; and many smaller companies.

        We face intense competition in the aerospace industry, as we are one of many companies competing for business. Quality, performance, service and price are generally the prime competitive factors in the aerospace industry. We seek to maintain a higher level of quality and performance over our competitors, and to acheive superior production methods to meet our customer demands. To this end, we work closely with OEMs and involve ourselves early in the design process so that our products may be readily incorporated into the design of their products.

Real Estate Operations Segment

        Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York and also owns and leases a 208,000 square foot manufacturing facility located in Fullerton, California. We have two tenants that each occupy more than 10% of the rentable space of the shopping center. As of September 30, 2004, approximately 96% of the shopping center was leased. Tenants leasing space at our shopping center include: Staples; Modell’s; Jillian’s; Borders Books; Comp USA; Radio Shack; Hallmark; and others. In addition, Home Depot leases a portion of the shopping center real estate. The Fullerton property is leased to Alcoa through October 2007. Rental revenue from our real estate operations segment represents approximately 3% of our consolidated revenues. Our real estate operations segment represents approximately 25% of our total assets.

Backlog of Orders

        Substantially all of the products we sell are provided to our customers immediately. Backlog is not an important component to our overall business.

Suppliers

        In 2004, we purchased approximately 18% of our products from Kido Industrial Co, Ltd and 11% of our products from Universal Avionics Systems. We are not materially dependent upon any other single supplier, but we are dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet our commitments to our customers. From time to time, we enter into exclusive supply contracts in return for logistics and price advantages. We do not believe that any one of these exclusive contracts would impair our operations if a supplier failed to perform.

Research and Patents

        We own patents relating to the design and manufacture of certain of our products and have licenses of technology covered by the patents of other companies. We do not believe that any of our business segments are dependent upon any single patent.

Personnel

        As of September 30, 2004, we had approximately 500 employees. Approximately 250 of these were based in the United States, and 250 were based in Europe. None of our employees were covered by collective bargaining agreements. Overall, we believe that relations with our employees are good.

Environmental Matters

        A discussion of our environmental matters is included in Note 15, “Contingencies”, to our Consolidated Financial Statements, included in Part II, Item 8, “Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

ITEM 2. PROPERTIES

        As of September 30, 2004, we owned or leased buildings totaling approximately 2,472,000 square feet, of which approximately 728,000 square feet were owned and 1,744,000 square feet were leased.

        Our Sports & Leisure segment’s properties consisted of approximately 1,563,000 square feet which is all leased. We lease and operate 229 retail stores in Austria, Belgium, France, England, Germany, Ireland, Italy, Luxembourg, and the Netherlands. The stores which were in operation as of September 30, 2004 aggregated approximately 1,037,000 square feet. Our 161 stores in Germany aggregated 807,000 square feet, and our 40 stores in the United Kingdom aggregated for 115,000 square feet. The remaining 115,000 square feet are leased by the 27 stores in Austria, Belgium, France, Italy, Luxembourg, and the Netherlands. The sports & leisure segment leases 367,000 square feet of warehouse space, including 325,000 square feet in Germany and 29,000 square feet in England. The primary offices of the sports & leisure segment are located in Düsseldorf, Germany; Harrogate, England; and Tustin, California.

        Our Aerospace segment’s properties consisted of approximately 206,000 square feet, with principal operating facilities concentrated in California, Florida, Georgia, Kansas, and Texas. Our real estate operations segment owns a shopping center consisting of approximately 451,000 square feet and also owns and leases a 208,000 square foot manufacturing facility located in Fullerton, California. We lease our corporate headquarters in McLean, Virginia as well as office space in New York, New York. Corporate office space is approximately 18,000 square feet.

        The following table sets forth the location of the larger properties used in our continuing operations, their square footage, the business segment or groups they serve and their primary use. Each of the properties owned or leased by us is, in our opinion, generally well maintained. All of our occupied properties are maintained and updated on a regular basis.

	Owned or	Square
Location	Leased	Footage	Business Segment	Primary Use
Dusseldorf, Germany

Farmingdale, New York
Fullerton, California
Huntington Beach, California
Huntington Beach, California

Titusville, Florida
Harrogate, United Kingdom

Tustin, California

Atlanta, Georgia
McLean, Virginia
Wichita, Kansas	Leased Owned Owned Owned Leased Leased Leased Leased Leased Leased Owned	453,000 451,000 208,000 58,000 58,000 37,000 29,000 29,000 29,000 14,000 11,000	Sports & Leisure Real Estate Operations Real Estate Operations Aerospace Aerospace Aerospace Distribution Sports & Leisure Sports & Leisure Aerospace Corporate Aerospace	Office & Warehousing Rental Rental Manufacturing Manufacturing & Warehousing Distribution Office & Warehousing Office & Warehousing Distribution Office Distribution

        We have additional property located in Farmingdale, New York, which we are attempting to market, lease and/or develop.

        Information concerning our long-term rental obligations at September 30, 2004, is set forth in Note 14 to our Consolidated Financial Statements, included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report, and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

        A discussion of our legal proceedings is included in Note 15, “Contingencies”, to our Consolidated Financial Statements, included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this annual report and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

        Our Class A common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol “FA”. Our Class B common stock is not listed on any exchange and is not publicly traded. Class B common stock can be converted to Class A common stock at any time at the option of the holder.

        Information regarding the quarterly price range of our Class A common stock is incorporated herein by reference from Note 18 of our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

        We are authorized to issue 5,141,000 shares of our Class A common stock under our 1986 non-qualified stock option plan, and 250,000 shares of our Class A common stock under our 1996 non-employee directors stock option plan. At the beginning of the fiscal year, we had 574,098 shares available for grant under the 1986 non-qualified stock option plan and 226,750 shares available for grant under the 1996 non-employee directors stock option plan. At the end of the fiscal year, we had 695,098 shares available for grant under the 1986 non-qualified stock option plan and 203,500 shares available for grant under the 1996 non-employee directors stock option plan. Information regarding our stock option plans is incorporated herein by referenced from Note 11 of our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Holders of Record

        We had approximately 1,043 and 36 record holders of our Class A and Class B common stock, respectively, at November 19, 2004.

Dividends

        The agreement between us and Alcoa, under which we sold our Fairchild Fasteners business on December 3, 2002, provides that, for a period of five years after the closing, we will maintain our corporate existence, take no action to cause our own liquidation or dissolution and take no action to declare or pay any dividends on our common stock; provided, however, that we may engage in a merger or sale of substantially all of our assets to a third party that assumes our obligations under the acquisition agreement and that such provision of the agreement shall not prevent us from exercising our fiduciary duties to our stockholders. See Note 2 of our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Sale of Unregistered Securities

        There were no sales or issuance of unregistered securities in the last fiscal quarter for the 2004 fiscal year. Sales or issuance of unregistered securities in previous fiscal quarters were reported on Form 10-Q for each such quarter.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of September 30, 2004, with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by shareholders	958,820	$4.34	898,598
Equity compensation plans not approved by shareholders (a)	94,223	$14.91	—

Total	1,053,043	$5.37	898,598

(a)	Upon our April 8, 1999 merger with Banner Aerospace, all of Banner Aerospace’s stock options then issued and outstanding were converted into the right to receive 870,315 shares of our common stock. Since April 8, 1999, 30,984 shares were issued upon the exercise of stock options and 745,108 shares expired. All of the remaining stock options converted from the Banner Aerospace stock option plan are fully vested and expire at various intervals between October 2004 and June 2005.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Summary
(In thousands, except per share data)

	Year Ended	3 Month Transition Period Ended	Years ended June 30,

Summary of Operations:	9/30/04	9/30/03	2003	2002	2001	2000

Net sales	$328,399	$16,948	$68,820	$76,531	$94,192	$111,669
Rental revenue	9,947	2,304	8,699	7,159	7,498	4,051
Gross profit	125,209	4,345	17,062	17,714	25,038	27,735
Operating loss	(9,188)	(5,682)	(48,427)	(21,022)	(17,145)	(11,184)
Net interest expense	19,593	758	28,491	45,346	53,921	42,578
Income tax benefit (provision)	10,761	(9)	(446)	16,047	28,676	12,653
Loss from continuing operations	(9,043)	(2,534)	(86,084)	(56,018)	(39,523)	(2,895)
Loss per share from continuing operations:
Basic and Diluted	$(0.36)	$(0.10)	$(3.42)	$(2.23)	$(1.57)	$(0.12)
Other Data:
Capital expenditures	9,424	1,192	9,861	2,450	3,832	20,836
Cash provided by (used for) operating activities	(15,559)	(6,971)	(122,521)	19,388	(40,156)	(71,303)
Cash provided by (used for) investing activities	(94,826)	28	605,516	(9,632)	18,233	95,649
Cash provided by (used for) financing activities	116,622	1,523	(485,842)	(9,655)	15,438	(41,373)
Balance Sheet Data:
Total assets	528,104	377,407	390,549	992,118	1,164,030	1,270,880
Long-term debt, less current maturities	115,354	4,277	2,815	437,917	470,530	453,719
Stockholders' equity	139,414	135,515	137,816	230,222	363,767	404,212
Per outstanding common share	$5.53	$5.38	$5.47	$9.15	$14.47	$16.13

        The table above does not include the operating results of our fasteners business in the “Summary of Operations” section, which was sold on December 3, 2002 to Alcoa and is classified as a discontinued operation.

        Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.” If we were to eliminate goodwill amortization, the comparable loss from continuing operations, as adjusted, would be $38,426, or $1.52 per share, in 2001; and $1,792, or $0.07 per share, in 2000.

        Fiscal 2000 includes a $28.6 million pre-tax gain from the disposition of our equity investment in Nacanco Paketleme, and our Camloc Gas Springs Division.

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

CAUTIONARY STATEMENT

        Certain statements in this filing contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: our ability to find, finance, acquire and successfully operate one or more new businesses; product demand; weather conditions in Europe during peak business periods; timely deliveries from vendors; our ability to raise cash to meet seasonal demands; our dependence on the aerospace industry; customer satisfaction and quality issues; labor disputes; competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; military conflicts; reduced airline revenues as a result of the September 11, 2001 terrorist attacks on the United States, and their aftermath; reduced airline travel due to infectious diseases; and the impact of any economic downturns and inflation.

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

CRITICAL ACCOUNTING POLICIES

        On December 12, 2001, the Securities and Exchange Commission issued Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. In response to Release No. 33-8040, we reviewed our accounting policies. The following areas require the use of judgments and estimates: the valuation of long-lived assets, impairment of goodwill and intangible assets with indefinite lives, pension and postretirement benefits, income taxes, environmental and litigation accruals and revenue recognition. Estimates in each of these areas are based on historical experience and a variety of assumptions that we believe are appropriate. Actual results may differ from these estimates.

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

        Impairment of Goodwill and Intangible Assets With Indefinite Lives: Goodwill and intangible assets deemed to have an indefinite lives are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, these assets are tested for impairment annually, or immediately if conditions indicate that such an impairment could exist.

        Pension and Postretirement Benefits: We have defined benefit pension plans covering certain of our employees. Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. The accumulated benefit obligation for pensions and postretirement benefits was determined using a discount rate of 6.0% at September 30, 2004 and 2003, and an estimated return on plan assets of 8.5% at September 30, 2004 and 2003. The effect of any change in these assumptions may result in a large change to the accumulated benefit obligation. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. For measurement purposes, in 2004, we assumed a 10.0% annual rate of increase in the cost per capita of claims covered under health care benefits. Beginning in 2005, the trend rate is assumed to decrease each year by 0.5% to a rate of 5% in 2015 and remain at that level thereafter.

        Deferred and Noncurrent Income Taxes: Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. All of our deferred tax assets were fully reserved at September 30, 2004 and September 30, 2003.

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

        In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition. In addition, we have identified several areas of potential contamination related to other facilities owned, or previously owned, by us, which may require us either to take corrective action or to contribute to a clean-up. We are also a defendant in several lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters, and for injuries to persons or property allegedly caused thereby, and we have been alleged to be a potentially responsible party at various “superfund” sites. At least once each calendar quarter, we thoroughly review our environmental matters and adjust our accrual to equal the estimated probable amount that it will cost us in connection with these matters. We believe that we have recorded adequate accruals in our consolidated financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions or other payments. No amounts have been recorded as due from third parties, including insurers, or set off against, any environmental liability, unless such parties are contractually obligated to contribute and are not disputing such liability.

        Legal Matters: We are involved in various other claims and lawsuits incidental to our business. We, either on our own or through our insurance carriers, are contesting these matters. At the end of each calendar quarter, we thoroughly review our legal matters and adjust our accrual to equal the estimated probable amount that it will cost us in connection with these matters. In the opinion of management, the ultimate resolution of the legal proceedings will not have a material adverse effect on our financial condition, future results of operations, or net cash flows.

        Revenue Recognition: Revenues are recognized immediately upon the sale of merchandise by our retail stores. Sales and related costs are recognized on shipment of products and/or performance of services, when collection is probable. Lease and rental revenue are recognized on a straight-line basis over the life of the lease. Shipping and handling amounts billed to customers are classified as revenues.

EXECUTIVE OVERVIEW

        Our business consists of three segments: sports & leisure, aerospace, and real estate operations. Our sports & leisure segment is engaged in the design and retail sale of protective clothing, helmets and technical accessories for motorcyclists in Europe and the design and distribution of such apparel and helmets in the United States. Our aerospace segment stocks a wide variety of aircraft parts, then distributes them to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies worldwide, and also manufactures airframe components. Our real estate operations segment owns and leases a shopping center located in Farmingdale, New York, and owns and rents to Alcoa, an improved parcel located in Southern California.

        On November 1, 2003, we acquired substantially all of the worldwide operations of Hein Gericke, PoloExpress, and Intersport Fashions West (IFW), collectively now known as Fairchild Sports. Hein Gericke currently operates 142 retail shops in Austria, Belgium, England, France, Germany, Ireland, Italy, Luxembourg, and the Netherlands. PoloExpress (also known as Polo) currently operates 87 retail shops in Germany. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW also distributes in the United States, products manufactured for other companies, under their own labels. Fairchild Sports is a seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September.

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

        On May 5, 2004, we obtained financing of €41.0 million at the sports & leisure segment from two German banks and satisfied a €46.5 million note payable which had become due. Interest is based on the three-month Euribor rate.

        On August 26, 2004, we obtained a $13.0 million, three-year term loan financing on the real estate we own in Fullerton, California; Huntington Beach, California; and Wichita, Kansas.

During the next several months, we will endeavor to:

  Develop Hein Gericke brand recognition through presently targeted customers and market expansion.
  Integrate and restructure the components of Fairchild Sports to enhance operational efficiencies, by centralizing worldwide procurement and improving information systems.
   Complete Sarbanes-Oxley Section 404 internal control compliance efforts on a worldwide basis.
   Generate cash from borrowings and sale of non-core assets to support our operations and corporate needs during the seasonal trough.

RESULTS OF OPERATIONS

   Significant Business Transactions

        On November 1, 2003, we acquired for $45.5 million (€39.0 million) substantially all of the worldwide business of Hein Gericke and the capital stock of Intersport Fashions West (IFW) from the Administrator for Eurobike AG in Germany. Also on November 1, 2003, we acquired for $23.4 million (€20.0 million) from the Administrator for Eurobike AG and from two subsidiaries of Eurobike AG all of their respective ownership interests in PoloExpress and receivables owed to them by PoloExpress. We used available cash from investments that were sold to pay the Administrator $14.8 million (€12.5 million) on November 1, 2003 and borrowed $54.1 million (€46.5 million) from the Administrator at a rate of 8%, per annum. On May 5, 2004 we received financing from two German banks and paid the note due to the Administrator. The aggregate purchase price for these acquisitions was approximately $68.9 million (€59.0 million), including $15.0 million (€12.9 million) of cash acquired.

        On January 2, 2004, we acquired for $18.8 million (€15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser will retain a 7.5% ownership interest in PoloExpress, but Fairchild has a right to call this interest at any time from March 2007 to October 2008, for a fixed purchase price of €12.3 million ($15.2 million at September 30, 2004). Mr. Esser has the right to put such interest to us at any time during April of 2008 for €12.0 million ($14.8 million at September 30, 2004). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (€15.0 million) and provided collateral of $15.0 million (€12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The transaction includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years. We also signed an employment agreement with Mr. Esser for two years. As of September 30, 2004, the €12.0 million ($14.5 million) collateralized obligation for the put option was recorded in other long-term liabilities and the restricted cash is invested in a capital protected investment and money market funds and included in long-term investments.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $34.0 million. The excess of the purchase price over tangible assets was allocated to identifiable intangible assets, including brand names “Hein Gericke” and “Polo”, and are reflected in goodwill and intangible assets in the consolidated financial statements as of September 30, 2004. In 2004, we recognized amortization expense of $537 associated with $2.7 million of intangible assets determined to have a definite life. Since their acquisition on November 1, 2003, we have consolidated the results of Hein Gericke, PoloExpress and IFW into our financial statements.

        On May 5, 2004, our German subsidiary, Hein Gericke Deutschland GmbH and the German partnership which owns PoloExpress, obtained financing of €41.0 million ($49.5 million) from Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt KGaA. The loan agreements require Hein Gericke and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke to maintain equity of €44.5 million, as defined in the loan contracts. No dividends may be paid by Hein Gericke unless such covenants are met and dividends may be paid only up to consolidated after tax profits. The proceeds from the financing were used to pay the balance of the purchase price owed to the Administrator for Eurobike AG, and complete our acquisition of Hein Gericke, PoloExpress, and IFW. In addition, Hein Gericke also borrowed €9.0 million ($11.1 million) from our subsidiary, Fairchild Holding Corp., which may be repaid only if the covenants in the loan agreements are met. The loan agreements restrict all other forms of cash flows from these subsidiaries to the parent. At September 30, 2004, we were in compliance with the loan covenants

        On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. The cash received from Alcoa is subject to a post-closing balance sheet adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital as of March 31, 2002. During the four-year period from 2003 to 2006, we are entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of threshold levels, up to a maximum of $12.5 million per year. The thresholds for aircraft delivery are 505 in 2003; 515 in 2004; 570 in 2005; and 650 in 2006.

        Based upon the Greenslet report included in the Airline Monitor issued on February 10, 2004, 579 commercial aircraft were delivered by Boeing and Airbus in calendar 2003. These deliveries exceeded the target threshold for aircraft deliveries of 505 commercial aircraft in 2003. Accordingly, we earned $12.5 million of additional proceeds from Alcoa and we have recognized this amount as a gain on disposal of discontinued operations in 2004. From this amount, we reimbursed Alcoa approximately $1.2 million for taxes Alcoa had paid that were attributable to periods prior to December 3, 2002 (the date of the sale), $2.2 million to settle Alcoa’s claims with respect to uncollected accounts receivable, and agreed to split equally a $0.7 million claim Alcoa had made with respect to bonus payments of certain foreign employees of the business Alcoa acquired from the Company. The taxes were primarily property taxes and non-income taxes paid after December 3, 2002 in foreign countries for periods prior to the date of sale. There were accounts receivable on the closing date balance sheet at the date of the sale to Alcoa. Alcoa had the right to require us to repurchase any of these accounts receivable which were uncollected by Alcoa as of June 3, 2003 (six months after the date of sale). In 2004, we paid Alcoa $2.2 million to settle its claims arising from these uncollected receivables. Since that time, several of the account debtors have made payments to Alcoa; and in July 2004, Alcoa reimbursed us $1.0 million for these accounts receivable it collected through March 31, 2004. We have also collected an additional $0.5 million of these accounts receivable.

        As a result of the aircraft delivery earn-out, offset partially by the settlement for taxes, accounts receivable, former employee bonus payments, and other items, we recorded a $9.5 million gain on disposal of discontinued operations for 2004. Alcoa, without our authorization, held back “in escrow” $4.0 million, which Alcoa agreed was due to the Company, pending resolution of the post-closing balance sheet adjustment dispute. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At September 30, 2004, we had not recorded an accrual for these disputes with Alcoa.

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

        In February 2003, our Board of Directors adopted a formal plan for the sale of APS, a small operation in our aerospace manufacturing segment, which has been unprofitable. On January 23, 2004, we consummated a sale of substantially all of the physical assets of APS for a nominal amount. Accordingly, the results of APS were reported as a discontinued operation. A settlement has been signed with Gulfstream, which was a large customer of APS, under which approximately $0.7 million was paid to us.

   Consolidated Results

        Because of the November 1, 2003 acquisition of Hein Gericke, PoloExpress, and IFW, collectively now known as Fairchild Sports, and the sale of the fasteners business on December 3, 2002, the discussion below can not be relied upon as a trend of our future results. Additionally, Fairchild Sports is a highly seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September.

        We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the sales and operating income of our segments on a historical and pro forma basis for the year ended September 30, 2004, the three month transition period ended September 30, 2003, and the years ended June 30, 2003 and June 30, 2002, respectively. The pro forma results represent the impact of our acquisition of Hein Gericke, PoloExpress, and IFW, as if this transaction had occurred at the beginning of each of our fiscal periods. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The prior period historical results of the operations and entities we acquired are based upon the best information available to us and these financial statements were not audited. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if the transactions had been in effect since the beginning of each fiscal period, nor are they necessarily indicative of our future results.

	Actual				Pro Forma

(In thousands)	Year Ended	3 Month Transition Period Ended	Years ended		Year Ended	3 Month Transition Period Ended	Years ended

	9/30/04	9/30/03	6/30/03	6/30/02	9/30/04	9/30/03	6/30/03	6/30/02

Revenues
Sports & Leisure Segment	$242,732	$—	$—	$—	$253,818	$69,733	$254,339	$327,325
Aerospace Segment	85,667	16,945	68,795	76,531	85,667	16,945	68,795	76,531
Real Estate Operations Segment	9,926	2,304	8,699	7,159	9,926	2,304	8,699	7,159
Corporate and Other	21	3	25	—	21	3	25	—

Total	$338,346	$19,252	$77,519	$83,690	$349,432	$88,985	$331,858	$411,015

Operating Income (Loss)
Sports & Leisure Segment	$7,308	$—	$—	$—	$6,602	$4,217	$3,917	$(27,856)
Aerospace Segment (a)	3,219	(128)	(6,637)	(3,697)	3,219	(128)	(6,637)	(3,697)
Real Estate Operations Segment (a)	2,768	850	2,735	1,550	2,768	850	2,735	1,550
Corporate and Other (a)	(22,483)	(6,404)	(44,525)	(18,875)	(22,483)	(6,404)	(44,525)	(18,875)

Total	$(9,188)	$(5,682)	$(48,427)	$(21,022)	$(9,894)	$(1,465)	$(44,510)	$(48,878)

(a)	Operating results in Fiscal 2004 includes an impairment charge of $1.2 million in the corporate and other segment to write down the value of a landfill development partnership, in which we are a limited partner. The fiscal 2003 operating results include impairment expenses of $6.6 million to write down goodwill at our aerospace segment and a $0.1 million write down of intangible assets of a start-up company in our corporate and other segment. Operating results in fiscal 2002 includes impairment expenses of $3.0 million in the aerospace segment and $0.4 million in the real estate operations segment.

        Revenues increased by $260.8 million, or 336%, in fiscal 2004, as compared to fiscal 2003. The increase was due primarily to the acquisition of Hein Gericke, PoloExpress and IFW on November 1, 2003. Revenues in fiscal 2004 also benefited from increased revenues at our aerospace segment and real estate operations segment. Revenues of $77.5 million in 2003, decreased by $6.2 million, or 7.4%, compared to revenues of $83.7 million in fiscal 2002. In fiscal 2003 and fiscal 2002, the aerospace industry was adversely affected following the attacks of September 11, 2001, and weakness in the overall economy. During this period, reduction in travel and financial difficulties of major commercial airlines affected the demand for products we sell at our aerospace businesses.

        Gross margin as a percentage of sales was 37.2%, 20.2%, 20.4%, and 20.2% in fiscal 2004, the three month transition period ended September 30, 2003, fiscal 2003, and fiscal 2002, respectively. The improvement in margins reflects the higher gross margins earned from retail sales at the sports & leisure segment, which was acquired on November 1, 2003. Gross margin as a percentage of rental revenue at our real estate segment was 32.4%, 39.8%, 34.9%, and 31.3% in fiscal 2004, the three month transition period ended September 30, 2003, fiscal 2003, and fiscal 2002, respectively.

        Selling, general and administrative expense for 2003, includes $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of our fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of our fasteners business. The top four executives have also relinquished their right to any other future change of control payments. In addition, selling, general and administrative expense for 2003 includes $1.1 million of severance expense. Excluding these items, selling, general & administrative expense as a percentage of revenues was 42.0%, 52.5%, 46.6%, and 47.3% in fiscal 2004, the three month transition period ended September 30, 2003, fiscal 2003, and fiscal 2002, respectively.

        Other income increased $6.9 million in fiscal 2004, as compared to fiscal 2003, due primarily other income recognized at our sports & leisure segment from shop partner reimbursements of costs. Other income decreased $1.7 million in fiscal 2003, as compared to fiscal 2002. This change primarily reflects income recognized in 2002 from the disposition of future royalty revenues to an unaffiliated third party in exchange for $12.8 million of promissory notes, offset partially by $0.8 million of income recognized in 2003 from the sale of non-core property.

        Impairment charges of $1.2 million, $6.7 million, and $3.4 million were recognized in 2004, 2003 and 2002, respectively. The fiscal 2004 results include impairment expenses of $1.2 million to write down the value of a landfill development partnership, in which we are a limited partner and were required to consolidate in accordance with FASB Interpretation 46R beginning January 1, 2004. The fiscal 2003 impairment charges included $6.6 million to write down goodwill at our aerospace distribution segment and a $0.1 million write down of intangible assets of a start-up company in our corporate and other segment. The fiscal 2002 impairment charges included $3.0 million to write down the long-lived assets of the ongoing operation at our aerospace manufacturing segment and $0.4 million to write-off a former tenant’s improvements at our shopping center.

        Restructuring charges of $0.6 million in 2004 included the costs to close all fifteen of the GoTo Helmstudio retail locations in Germany. All of the charges were the direct result of activities that occurred as of June 30, 2004. The restructuring charges included an accrual of $428 for the remaining lease costs of the closed stores, $124 for the write-off of store fittings and $11 for severance. These costs were classified as restructuring and were the direct result of a formal plan to close the GoTo Helmstudio locations and terminate its employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring costs will result in future increases in earnings or represent an accrual of future costs of our ongoing business.

        Operating loss for 2004 was $9.2 million, as compared to the operating loss of $48.4 million in 2003. Operating loss for 2003, includes the $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. In addition, the operating loss for 2003 includes the $6.6 million goodwill impairment at our aerospace distribution segment and $1.1 million of severance expense.

        Net interest expense was $19.6 million and $28.5 million in fiscal 2004 and fiscal 2003, respectively. The results for 2003 included interest expense, prior to the repayment of all of our then outstanding senior subordinated notes, term loan and revolving credit facilities. These repayments were made from proceeds of the sale of the fastener business on December 3, 2002. We anticipate that interest expense will increase in future quarters, as a result of a $130.0 million net increase in debt incurred during 2004. Net interest expense decreased by $16.9 million, or 37.2%, and cash interest expense decreased by $20.4 million in fiscal 2003, as compared to fiscal 2002. Interest expense was $38.5 million and $49.7 million for fiscal 2003 and fiscal 2002, respectively. The results for 2003 included an expense of $9.9 million to write-off deferred loan fees due to the repayment of all our outstanding senior subordinated notes and our term loan and revolving credit facilities, offset partially by $7.5 million of interest income recognized from the acceleration of principal on the repayment of notes due to us from an unaffiliated third party.

        Investment income was $4.5 million in 2004, including $4.7 million of dividends and $0.3 million of gains realized from the sale of investments, partially offset by $0.5 million from the decline in fair market value of trading securities. We recorded a nominal investment loss in 2003. The investment results of 2003 included $1.2 million of dividend income, $0.6 million of realized gains on investments liquidated, and $0.5 million of fair market value increases to our trading securities, offset by a $2.4 million write down for impaired investments. The investment results in fiscal 2002 included a $2.3 million write down for impaired investments and a $0.8 million loss on investments sold, offset partially by $1.6 million of dividend income and a $0.5 million increase in the fair market value of trading securities.

        The fair market value adjustment of our position in a ten-year $100 million interest rate contract increased by $4.9 million in fiscal 2004 and $2.7 million in the three month transition period ended September 30, 2003. The fair market value adjustment of our position in this interest rate contract decreased by $7.7 million in fiscal 2003 and $4.6 million in fiscal 2002. The fair market value adjustment of this agreement will generally fluctuate, based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate contract will increase and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest rate contract will decrease, and we will record income. Increasing interest rates have caused the recent change in fair market value of the contract.

        In 2004 we recorded a federal income tax benefit of $26.9 million ($13.5 million in continuing operations and $13.4 million in discontinued operations) which results from two items.  The first is the tax effect from the carryback of net operating losses of $39.4 million arising from the periods July 1, 2003 to September 30, 2003 and October 1, 2003 to September 30, 2004 which reduce the noncurrent income tax liability of $68.5 million at June 30, 2003.  The second is the $13.4 million favorable resolution of the tax audit of Kaynar Technologies, Inc. for its final year ended April 30, 1999 and our tax year ended June 30, 1999.  We recorded an income tax provision of $0.4 million in fiscal 2003 on pre-tax losses from continuing operations. A tax provision was recorded due primarily from state income taxes. We recorded an income tax benefit of $16.0 million in fiscal 2002, representing a 22.3% effective tax rate benefit on pre-tax losses from continuing operations. The tax benefit resulted primarily from the reversal of tax accruals no longer required, and was lower than the statutory rate due primarily to federal income tax net operating loss carryforwards, which we had at June 30, 2002.

        Earnings (loss) from discontinued operations includes the results of the fasteners business prior to its sale, APS prior to its sale, and certain legal and environmental expenses associated with our former businesses. The loss from discontinued operations for fiscal 2004 consists primarily of an accrual of $7.6 million of environmental liabilities at locations of operations previously sold, and $0.8 million to cover legal expenses associated with a business we sold several years ago. The increase in our environmental accrual is primarily the result of a recent sampling of groundwater from the extraction wells to be used in the remediation system at a site in Farmingdale, New York, indicating contaminant levels at the extraction point that are significantly higher than previous sampling results indicated. As a result, the cost to treat groundwater at that location is now estimated to be significantly higher. The 2003 earnings from discontinued operations reflect our ownership of the fastener business during the first five months of fiscal 2003, prior to its sale on December 3, 2002 as compared to the full year in 2002.

        In 2004, we recorded a $9.5 million gain on the disposal of discontinued operations, as a result of additional proceeds earned from the sale of the fastener business. In 2003, we recorded a $29.8 million gain on the disposal of discontinued operations, net of $20.5 million of taxes, as a result of the sale of the fastener business.

        In 2004, we recorded a $0.2 million gain from the cumulative effect of change in accounting for an investment in affiliate. In January 2004, our position in a small start-up business was diluted and could no longer be consolidated by us. We were previously required to consolidate the start-up business, and through December 2003, we recognized losses of $0.2 million in excess of our investment. The negative book value was reversed in the current quarter.

        In 2002, we recorded a goodwill impairment charge of $144.6 million from the implementation of SFAS No. 142, presented as a cumulative effect of change in accounting, as of the beginning of our fiscal year. Of this amount, $19.3 million relates to our Fairchild Aerostructures operating unit in our aerospace manufacturing segment, and $125.3 million relates to our fastener business sold to Alcoa on December 3, 2002. No tax effect was recognized on the change in accounting for goodwill. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, goodwill is now tested for impairment annually, or immediately if conditions indicate that such an impairment could exist. As a result of adopting SFAS No. 142, we ceased amortizing goodwill at the beginning of 2002. Included in our operating results was $6.6 million of goodwill impairment at our aerospace distribution segment in 2003.

        Other comprehensive income includes foreign currency translation adjustments, unrecognized actuarial loss on pensions, and unrealized periodic holding changes in the fair market value of available-for-sale investment securities. In 2004, an $1.8 million increase in the minimum pension liability was offset by a $1.2 million increase in the fair market value of available-for-sale securities and a $0.5 million improvement in unrealized foreign currency translations due the strengthening of the Euro to the U.S. Dollar. In 2003, other comprehensive income included a decrease of $60.8 million due to the recognition of an additional minimum pension liability due primarily to unrecognized actuarial losses, offset partially by an increase of $19.6 million in foreign currency translation adjustments which were realized as part of the sale of our fasteners business and a $1.8 million increase in the fair market value of unrealized holding gains on investment securities. The fair market value of available-for-sale securities, on an after-tax basis, declined by $0.6 million in 2002. Foreign currency translation adjustments improved by $21.6 million in 2002, which reflected the strengthening of the Euro to the U.S. Dollar.

   Segment Results

   Sports & Leisure Segment

        Our sports & leisure segment, which we purchased from the Administrator of Eurobike AG and Mr. Klaus Esser, designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. Primary brand names of our products include Polo, Hein Gericke, and First Gear. Hein Gericke currently operates 142 retail shops in Austria, Belgium, England, France, Germany, Italy, Luxembourg and the Netherlands. Polo currently operates 87 retail shops in Germany. For the most part, the Hein Gericke retail stores sell Hein Gericke brand items, and the Polo retail stores sell Polo brand products. Both the Hein Gericke and Polo retail stores sell products of other manufacturers, the inventory of which is owned by the Company. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. The Fairchild Sports group is a seasonal business, with an historic trend of a higher volume of sales and profits during the months of March through September. On a pro forma basis, sales in our sports & leisure segment decreased by $11.1 million in 2004, as compared to 2003. The decrease in the current year was due primarily to the closing of 19 low performing stores in 2004. On a pro forma basis, operating income in our sports & leisure segment increased by $0.7 million in 2004, as compared to 2003. Operating income improved due primarily to staff efficiencies realized at the acquisition date and reductions in rent expense, offset partially by $0.7 million of severance costs and $0.6 million of restructuring charges recognized in 2004.

        Since the November 1, 2003 acquisition, Hein Gericke has initiated steps to advance its retail business in Germany. A new standard contract has been negotiated with each shop partner that operates a German retail shop to ensure each shop partner is sufficiently motivated to increase sales. Hein Gericke is focusing on better advertising and greater marketing to restore brand recognition previously enjoyed by Hein Gericke in Germany. The number of Hein Gericke’s German employees was reduced by one-third at no cost to the Company. In early 2005, a new ERP computer system, now operational at Polo, will be expanded to encompass the operations of Hein Gericke. The new ERP computer system will enable the business to operate in a more efficient manner.

        Hein Gericke and Polo increased the procurement of goods for delivery in Germany to meet the seasonal increase in sales. We believe relations with the suppliers of Fairchild Sports have improved since our acquisition.

        We have initiated a program to focus on optimal store location. This includes closing or relocating low performing stores, and opening new stores in England and elsewhere in Western Europe. Since the acquisition, we have opened seven stores in Germany, five stores in the England, and one store in Italy, and we have closed nineteen low performing stores in Germany. We have also redesigned several stores to better present our products to customers.

   Aerospace Segment

        Our aerospace segment has six locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, one location provides overhaul and repair capabilities, and one location manufactures airframe components. The products distributed include: navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. Our location in Titusville, Florida, overhauls and repairs landing gear, pressurization components, instruments, and avionics. Customers include original equipment manufacturers, commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace segment increased by $16.9 million, or 24.5%, in fiscal 2004, as compared to fiscal 2003. The improvement in sales reflects a large order which was delivered in 2004. Sales in our aerospace segment are not anticipated to sustain a growth rate at these levels in the coming quarters, as demand in the aerospace industry is still adversely affected by the events of September 11, 2001, and the continued financial difficulties of major commercial airlines. Sales in our aerospace segment decreased by $7.7 million, or 10.1%, in 2003, as compared to 2002. Sales in 2003 were adversely affected by the overall conditions in the aerospace industry, resulting primarily from the events of September 11, 2001, and general weakness in the overall economy.

        Operating income increased by $9.9 million fiscal 2004, as compared to fiscal 2003. The results for 2003 were adversely affected by a $6.6 million impairment charge to write down goodwill. Excluding the goodwill impairment, operating income increased by $3.3 million in 2004, reflecting the increase in volume of sales and a small increase in gross margin as a percentage of sales. Excluding the goodwill impairment charges recognized in 2003, and $4.3 million of impairments recognized in 2002, operating income in 2003 decreased by $1.0 million as compared 2002 reflecting the decrease in sales.

   Real Estate Operations Segment

             Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York and also owns and leases a 208,000 square foot manufacturing facility located in Fullerton, California. We have two tenants that each occupy more than 10% of the rentable space in the shopping center. Rental revenue was $9.9 million in 2004, $2.3 million for the three month transition period ended September 30, 2003, $8.7 million in 2003 and $7.2 million in 2002. Rental revenue increased by 14.1% in 2004, as compared to 2003, reflecting tenants occupying an additional 28,000 square feet of the shopping center and we recieved additional rents. Rental revenue increased by 21.5% in 2003, as compared to 2002, reflecting the lease of the Fullerton property and tenants occupying an additional 66,000 square feet of the shopping center. The weighted average occupancy rate of the shopping center was 96.3%, 90.3%, 87.1% and 76.9% in fiscal 2004, the three month transition period ended September 30, 2003, fiscal 2003, and fiscal 2002, respectively. The average effective annual rental rate per square foot of the shopping center was $20.78, $20.23, $20.27, and $19.22 in fiscal 2004, the three month transition period ended September 30, 2003, fiscal 2003, and fiscal 2002, respectively. As of September 30, 2004, approximately 96% of the shopping center was leased. We anticipate that rental income will increase during 2005, as a result of new leases for approximately 12,000 square feet, entered into at the end of 2004. The Fullerton property is leased to Alcoa through October 2007, and is expected to generate revenues and operating income in excess of $0.5 million per year.

             Operating income increased by $0.1 million to $2.8 million in 2004, as compared to $2.7 million in 2003. In 2004, depreciation expense and real estate taxes increased by $0.2 million and $0.3 million, respectively, as a result of leasehold improvements enhancing the value of the portion of the shopping center that was placed into service in 2004.  In 2004, insurance and legal expense increased by $0.3 and $0.2, respectively, as a result of increased insurance premiums and various legal matters the company is involved in.  Operating income increased by $1.2 million to $2.7 million in 2003, as compared to $1.5 million in 2002. In 2003, repairs and maintenance expense and depreciation increased by $0.3 million and $0.2 million, respectively, as a result of an increased weighted-average portion of the shopping center being placed into service in 2003.

   Corporate

        The operating results at corporate improved by $22.2 million in fiscal 2004 as compared to fiscal 2003. The operating results at corporate in 2003 includes $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to them as a result of the sale of the fastener business. Other income at corporate decreased by $4.3 million in 2003, as compared to 2002, due primarily to income recognized in 2002 from the disposition of future royalty revenues to an unaffiliated third party in exchange for promissory notes. In January 2003, we reduced our corporate staff by approximately 24%. Severance expense associated with the reduction was $1.1 million in 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Total capitalization as of September 30, 2004 and September 30, 2003 amounted to $278.2 million and $143.8 million, respectively. The current year change in capitalization included a $130.0 million net increase in debt as a result of our acquisition of Hein Gericke, PoloExpress, and IFW; obtaining financing on our shopping center and real estate; and receiving a revolving credit line based on the assets of our aerospace segment. Equity increased by $4.4 million, due primarily to our reported net earnings. Our combined cash and investment balances totaled $109.4 million on September 30, 2004, as compared to $110.9 million on September 30, 2003, and included restricted investments of $75.0 million and $51.9 million at September 30, 2004 and September 30, 2003, respectively. Our combined cash and investment balances increased by $100.8 million to $121.9 million on June 30, 2003, as compared to $21.1 million on June 30, 2002. Our debt was reduced by $485.1 million, to $6.7 million on June 30, 2003, as compared to $491.8 million on June 30, 2002. Total capitalization was $144.5 million and $722.0 million as of June 30, 2003 and June 30, 2002, respectively. The change in capitalization included the $485.1 million decrease in debt reflecting repayment with the proceeds received from the sale of the fasteners business, and a decrease in equity of $92.4 million. The change in equity was due primarily to our reported net loss and changes in other comprehensive income, which included a decrease of $60.8 million, due to the recognition of the additional minimum pension liability, offset partially by a $19.6 million reversal of prior decreases in foreign currency translation adjustments, which were realized as part of the sale of our fasteners business.

        Net cash used for operating activities for fiscal 2004 was $15.6 million. The primary use of cash for operating activities in 2004 was a $17.1 million increase in inventories, a $16.3 million decrease in accounts payable and other accrued liabilities, and a $17.0 million increase in accounts receivable, offset partially by a $32.5 million decrease in trading securities, and our $3.4 million net earnings. Net cash used for operating activities for 2003, was $122.5 million. The working capital uses of cash in 2003 included $47.4 million of cash used for investments in trading securities, $7.4 million contributed to fund our pension plan, $13.7 million of one-time change of control payments, $10.4 million of bonuses, and $30.4 of non-cash charges and working capital changes provided to discontinued operations. Net cash provided by operating activities for 2002 was $19.4 million. The working capital uses of cash in 2002 included a $5.2 million decrease in accounts payable and other accrued liabilities and a $19.6 million increase in other non-current assets, offset partially by a $4.8 million decrease in accounts receivable, a $7.1 million decrease in other current assets, and a $4.5 million decrease in inventory. The working capital uses of cash were offset by $20.0 million of non-cash charges and working capital changes provided from discontinued operations, and $5.3 million of earnings, after deducting non-cash expenses of $5.2 million for depreciation, $2.1 million from the amortization of deferred loan fees, $144.6 million for the cumulative effect of the change in accounting for goodwill, $3.4 million loss from impairments, and $4.6 million from the reduction in the fair market value of an interest rate contract.

        Net cash used for investing activities was $94.8 million in 2004 and included our acquisition funding of $73.0 million, net of $15.0 million cash acquired. Net cash provided by investing activities for 2003, was $605.6 million. In 2003, the primary source of cash was $657.1 million of proceeds from the sale of our fastener business, $13.4 million of net cash proceeds received from notes receivable, and $2.5 million cash proceeds received from net assets held for sale. Net cash provided by investing activities was offset partially by $54.7 million of new investments, $9.9 million of capital expenditures, including the purchase of a manufacturing facility located in Fullerton, California, and $2.8 million of investing activities used for discontinued operations. Net cash used for investing activities was $9.6 million in 2002. The primary source of cash in 2002 was $4.0 million provided from the dispositions of non-core real estate and net assets held for sale, offset by $2.5 million of capital expenditures and a $5.8 million increase in notes receivable and $6.6 million of investing activities used for discontinued operations.

        Net cash provided by financing activities was $116.6 million for 2004, which reflected $55.0 million borrowed to finance our shopping center, the long-term financing of $43.4 million for our acquisition of Hein Gericke, PoloExpress, and IFW, $13.0 million borrowed to finance property, and $9.0 million borrowed from a revolving credit facility at our aerospace segment. Net cash used by financing activities was $485.8 million for 2003, which reflected the repayment of essentially all of our debt, except for a $3.4 million margin loan and $3.2 million of debt at Fairchild Aerostructures. Net cash used for financing activities in 2002 included a $9.6 million decrease in debt.

        Our principal cash requirements include supporting our current operations and general administrative structure, capital expenditures, and the payment of other liabilities including postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, cash available from borrowings, and proceeds received from dispositions of assets, including investments, will be adequate to satisfy our cash requirements during the next twelve months. On September 30, 2004, our foreign operations had cash of $7.2 million. However, debt agreements in place at our foreign locations restrict the amount of cash that can be transferred to our other subsidiaries. We may consider raising cash to meet the needs of our operations by issuing additional stock or debt, entering into partnership arrangements, liquidating non essential assets or other means.

        We have had discussions with a lender to receive a €7.0 million seasonal line of credit for our sports & leisure segment, at interest rates currently approximating 5.6%. If we are unable to raise additional cash through the seasonal line of credit, which we are negotiating, we may not have sufficient liquidity during the seasonal trough to support both our operations and our corporate needs. If this were to occur during the seasonal trough, we believe we could generate sufficient additional cash through the sale of non-core assets, including investments, to satisfy our cash requirements, recognizing, however, that there are impediments to the timely disposition of non-core assets, which could adversely affect realization of their fair values. Because of the seasonal trough, we may also be required to reduce corporate expenses; however, such reductions may affect our efficiency.

        Since December 30, 2003, we have been restricted from raising additional capital though the public markets, and prohibited from granting stock options, due to our inability to provide one year of audited financial statements of the companies we acquired on November 1, 2003, collectively now known as Fairchild Sports (see Item 9B, “Other Information”, for additional detail). Immediately after the filing of this annual report, we will ask the Securities and Exchange Commission to consider accepting our audited financial statements, which includes eleven months of results from the acquired businesses, to satisfy our requirement under Item 305, of Regulation S-X. If our request is approved we will then again be able to grant stock options and make public offerings.

        The costs of being a small to mid-sized public company have increased substantially with the introduction of Sarbanes Oxley Act. Audit fees and audit related fees have doubled in fiscal 2004. The increased costs include the effects of acquisitions and additional costs related to compliance with various financing agreements. We expect the costs to comply with Sarbanes Oxley Section 404 alone will double the audit and audit related costs again. We estimate that we will incur expenses of $1.9 million in relation to audit fees in fiscal 2005, excluding the internal cost and diversion of focus away from operating the business. Our audit fee in 2002 was approximately $0.4 million. This is a significant increase for a company of our size to bear. We may consider opportunities to take our company private in the coming year.

Off Balance Sheet Items

        On September 30, 2004, approximately $6.1 million of bank loans received by retail shop partners in the sports & leisure segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us.

Contractual Obligations

        At September 30, 2004, we had contractual commitments to repay debt (including capital lease obligations), and to make payments under operating leases. Payments due under these long-term obligations are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt and capital lease obligations	$15,210	$10,398	$26,131	$22,165	$5,415	$51,385	$130,704
Operating lease commitments	20,444	16,383	13,538	11,165	7,809	26,818	96,157

Total contractual cash obligations	$35,654	$26,781	$39,669	$33,330	$13,224	$78,203	$226,861

        We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At September 30, 2004, we had contingent liabilities of $2.3 million on commitments related to outstanding letters of credit.

        On September 30, 2004, we have reflected a $11.1 million obligation due under a ten-year $100 million interest rate swap agreement which expires on February 19, 2008. Interest on the swap agreement is settled quarterly.

        Prior to the sale of our fastener business, the Pension Benefit Guaranty Corporation had contacted us to understand the impact of the sale of our fasteners business on our ability to fund our long-term pension obligations. The PBGC expressed concern that our retirement plan would be underfunded by $86 million after the sale of our fasteners business. We provided the PBGC with information, which represented the underfunding to be $42 million, using the PBGC plan termination assumptions. During 2003, we contributed $7.4 million of cash to fund this pension plan. Based upon our actuary’s recent assumptions and projections, we do not expect additional cash contributions to this pension plan to be required until 2008.

        In addition, we have $25.4 million classified as other long-term liabilities at September 30, 2003, including $15.3 million due to purchase the remaining 7.5% interest in PoloExpress in April 2008. The remaining $10.1 million of other long-term liabilities include environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

        At September 30, 2004, we have $179.2 million of federal income tax loss carryforwards expiring 2018 through 2024, and $4.5 million of unused alternative minimum tax credit carryforward that does not expire. These federal income tax loss carryforwards may be reduced by adjustments during the income tax audits of 1995 to 1998 or 2000 to 2004, which have not been completed. As the periods of assessment for 1995 to 2000 have expired, additional tax may be collected from us only for 2001 to 2004. Nonetheless, the tax losses of $185.2 million arising in 1995, 1997, 1998, 1999 and 2000 may still be reduced for determining the proper amount of net operating loss available to be carried forward to years after 2000. The gain we reported between 1995 to 2004, for federal income tax, may be significantly increased if our tax positions are not sustained with respect to the sales of several businesses; and the repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended. If all of these adjustments were made for 1995 to 2004, the federal income tax loss carryforwards would be substantially reduced, and we may be required to pay additional tax and interest of up to $41.5 million, which has already been provided. The amount of additional tax and interest to be paid by the Company depends on the amount of income tax audit adjustments, which are made and sustained for 1995 to 2004. These adjustments, if any, would be made at a future date, which is presently uncertain, and therefore we cannot predict the timing of cash outflows. To the extent a favorable final determination of the recorded tax liabilities occurs, appropriate adjustments will be made to decrease the recorded tax liability in the year such favorable determination will occur. We recorded a federal income tax benefit of $27.0 million in 2004 which results from two items. The first is the carryback of net operating losses arising from July 1, 2003 to September 30, 2003 and October 1, 2003 to September 30, 2004 which reduce the noncurrent income tax liability of $68.5 million at June 30, 2003. The second is the favorable resolution of the tax audit of Kaynar Technologies, Inc. for its final year ended April 30, 1999 and for our year ended June 30, 1999. We have a $41.4 million non-current income tax liability at September 30, 2004, which includes the tax effects of net operating loss carryforwards, temporary differences, and permanent differences. It is presently uncertain when a final determination will occur since no Internal Revenue Service audits of 1995 to 1998 or 2000 to 2003 have been completed. Should any of these liabilities become immediately due, we would be obligated to obtain financing, raise capital, and/or liquidate assets to satisfy our obligations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        On March 31, 2004, we adopted FASB Interpretation 46 “Consolidation of Variable Interest Entities”. FASB Interpretation 46, as revised, requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. Accordingly, we consolidated our interest in a landfill development partnership, of which we are a limited partner. The consolidation of the landfill development partnership had an effect of increasing fixed assets by $2.8 million after we recognized an impairment expense of $1.2 million in 2004.

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

        In May 2004, the Financial Accounting Standards Board issued a staff position, FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug Improvement Act of 2003 for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. We adopted FSP 106-2 in our fourth quarter beginning on July 1, 2004. The Medicare Prescription Drug Improvement Act of 2003 should result in improved financial results for employers that provide prescription drug benefits for their Medicare-eligible retirees. The Prescription Drug bill reduced our expense for postretirement liabilities by $140 for the fourth quarter of fiscal 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In fiscal 1998, we entered into a ten-year interest rate swap agreement to reduce our cash flow exposure to increases in interest rates on variable rate debt. The ten-year interest rate swap agreement provided us with interest rate protection on $100 million of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. The variable rate debt that was fixed by the interest rate swap was repaid by us on December 3, 2002. On February 17, 2003, the bank, with which we entered into the interest rate swap agreement, did not exercise a one-time option to cancel the agreement, and accordingly the transaction proceeds, based on a fixed LIBOR rate of 6.745% from February 17, 2003 to February 19, 2008.

        We have recognized a $4.9 million non-cash increase in the fair market value of the interest rate contract in fiscal 2004 as a result of the fair market value adjustment for our interest rate swap agreement.

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

        In May 2004, we issued a floating rate note with a principal amount of €25.0 million. Embedded within the promissory note agreement is an interest rate cap protecting one half of the €25.0 million borrowed. The embedded interest rate cap limits to 6%, the 3-month EURIBOR interest rate that we must pay on the promissory note. We paid approximately $0.1 million to purchase the interest rate cap. In accordance with SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. We are accounting for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument.

        The table below provides information about our financial instruments that is sensitive to changes in interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

(In thousands)
   Expected maturity date
   Type of interest rate contract
   Variable to fixed contract amount
   Fixed LIBOR rate
   EURIBOR cap rate
   Average floor rate
   Weighted average forward LIBOR rate
   Market value of contract at September 30, 2004
   Market value of contract if interest rates increase by 1/8%
Market value of contract if interest rates decrease by 1/8%	February 19, 2008 Variable to Fixed $100,000 6.745% N/A N/A 3.275% $(11,088) $(10,586) $(11,422)	March 31, 2009 Interest Rate Cap $15,414 N/A 6.0% N/A 3.12% $16 $19 $13

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of the Company and the report of our independent auditors, are set forth below.

Page
Report of KPMG LLP, Independent Registered Public Accounting Firm (Fiscal 2004, 2003 and the transition period ended September 30, 2003)

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (Fiscal 2002)

Consolidated Balance Sheets as of September 30, 2004 and 2003

Consolidated Statements of Operations and Other Comprehensive Income (Loss) for each of the
        Three Years Ended September 30, 2004, June 30, 2003, June 30, 2002, and the Transition Period ended September 30, 2003

Consolidated Statements of Stockholders' Equity for each of the Three Years Ended September 30, 2004, June 30, 2003, June 30, 2002, and the Transition Period ended September 30, 2003

Consolidated Statements of Cash Flows for each of the Three Years Ended September 30, 2004,
        June 30, 2003, June 30, 2002, and the Transition Period ended September 30, 2003

Notes to Consolidated Financial Statements	25 26 27 29 31 32 33

Supplementary information regarding “Quarterly Financial Data (Unaudited)” is set forth under Item 8 in Note 18 to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors of The Fairchild Corporation:

We have audited the accompanying consolidated balance sheets of The Fairchild Corporation and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity and cash flows for the year ended September 30, 2004, the three-month period ended September 30, 2003 and the year ended June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for the year ended June 30, 2002 were audited by other auditors whose report dated March 28, 2003 expressed an unqualified opinion on those consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation and subsidiaries as of September 30, 2004 and 2003 and the results of their operations and their cash flows for the year ended September 30, 2004, the three-month period ended September 30, 2003 and the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

McLean, Virginia
December 10, 2004

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Board of Directors of The Fairchild Corporation:

We have audited the accompanying consolidated statement of operations and other comprehensive income (loss), stockholders’ equity, and cash flows of The Fairchild Corporation and subsidiaries (the “Company”) for the year ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Fairchild Corporation and subsidiaries for the year ended June 30, 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

McLean, Virginia
March 28, 2003

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	September 30,	September 30,
	2004	2003

CURRENT ASSETS:
Cash and cash equivalents	$12,849	$6,601
Short-term investments	16,595	45,763
Accounts receivable-trade, less allowances of $2,950 and $1,433	28,834	11,569
Inventories:
Finished goods	95,804	23,649
Work-in-process	1,439	859
Raw materials	616	536

	97,859	25,044
Net current assets of discontinued operations	—	52
Prepaid expenses and other current assets	8,774	4,057

Total Current Assets	164,911	93,086

Property, plant and equipment, net of accumulated
depreciation of $36,075 and $27,440	145,589	130,556
Net noncurrent assets of discontinued operations	—	125
Goodwill and intangible assets	44,298	10,821
Investments in and advances to affiliated companies	4,441	4,935
Prepaid pension assets	60,693	60,571
Deferred loan costs	3,748	1,070
Long-term investments	79,959	58,550
Notes receivable	9,355	8,397
Other assets	15,110	9,296

TOTAL ASSETS	$528,104	$377,407

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2004	September 30, 2003

CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$22,934	$3,997
Accounts payable	27,853	8,805
Accrued liabilities:
Salaries, wages and commissions	12,341	9,798
Employee benefit plan costs	70	115
Insurance	10,381	11,990
Interest	985	699
Other accrued liabilities	18,901	10,848
Income taxes	173	—
Current liabilities of discontinued operations	—	730

Total Current Liabilities	93,638	46,982

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	115,354	4,277
Fair value of interest rate contract	11,088	16,012
Other long-term liabilities	25,445	7,040
Pension liabilities	74,323	70,817
Retiree health care liabilities	27,369	28,272
Noncurrent income taxes	41,473	68,492

TOTAL LIABILITIES	388,690	241,892

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,387 (30,377 in 2003) shares issued and 22,573 (22,563 in
2003); shares outstanding; entitled to one vote per share	3,038	3,037
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 (2,622 in 2003) shares issued and outstanding; entitled
to ten votes per share	262	262
Paid-in capital	232,766	232,741
Treasury stock, at cost, 7,814 shares of Class A common stock	(76,459)	(76,459)
Retained earnings	41,490	38,129
Notes due from stockholders	(1,061)	(1,508)
Cumulative other comprehensive loss	(60,622)	(60,687)

TOTAL STOCKHOLDERS' EQUITY	139,414	135,515

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$528,104	$377,407

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended	3 Month Transition Period Ended	Years Ended

	9/30/04	9/30/03	6/30/03	6/30/02

REVENUE:
Net sales	$328,399	$16,948	$68,820	$76,531
Rental revenue	9,947	2,304	8,699	7,159

	338,346	19,252	77,519	83,690
COSTS AND EXPENSES:
Cost of goods sold	206,410	13,520	54,792	61,059
Cost of rental revenue	6,727	1,387	5,665	4,917
Selling, general & administrative	141,596	10,103	61,344	39,594
Other (income) expense, net	(9,505)	(76)	(2,581)	(4,293)
Amortization of intangibles	537	—	—	—
Impairment charges	1,206	—	6,726	3,435
Restructuring charges	563	—	—	—

	347,534	24,934	125,946	104,712

OPERATING LOSS	(9,188)	(5,682)	(48,427)	(21,022)

Interest expense	(21,418)	(2,055)	(38,460)	(49,650)
Interest income	1,825	1,297	9,969	4,304

Net interest expense	(19,593)	(758)	(28,491)	(45,346)
Investment income (loss)	4,492	1,030	(20)	(992)
Fair market value increase (decrease) in interest rate contract	4,924	2,650	(7,673)	(4,567)

Loss from continuing operations before income taxes	(19,365)	(2,760)	(84,611)	(71,927)
Income tax (provision) benefit	10,761	(9)	(446)	16,047
Equity in earnings (loss) of affiliates, net	(439)	199	(1,066)	(138)
Minority interest, net	—	36	39	—

Loss from continuing operations	(9,043)	(2,534)	(86,084)	(56,018)
Earnings (loss) from discontinued operations, net	(10,554)	(301)	3,108	46,070
Gain on disposal of discontinued operations, net	9,522	—	29,784	—
Income tax benefit from discontinued operations	13,436	—	—	—
Cumulative effect of change in accounting for goodwill	—	—	—	(144,600)

NET EARNINGS (LOSS)	$3,361	$(2,835)	$(53,192)	$(154,548)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	529	(10)	$19,580	$21,621
Minimum pension liability	(1,811)	—	(60,806)	—
Unrealized holding changes on derivatives	105	25	(126)	63
Unrealized periodic holding changes on securities	1,242	516	1,796	(626)

Other comprehensive income (loss)	65	531	(39,556)	21,058

COMPREHENSIVE INCOME (LOSS)	$3,426	$(2,304)	$(92,748)	$(133,490)

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended		3 Month Transition Period Ended		Years Ended

	9/30/04		9/30/03		6/30/03		6/30/02

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(0.36)		$(0.10)		$(3.42)		$(2.23)
Earnings (loss) from discontinued operations, net	(0.42)		(0.01)		0.12		1.83
Gain on disposal of discontinued operations, net	0.38			—	1.17			—
Income tax benefit from discontinued operations	0.53			—		—		—
Cumulative effect of change in accounting		—		—		—	(5.75)

NET EARNINGS (LOSS)	$0.13		$(0.11)		$(2.11)		$(6.15)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$0.02			$—	$0.79		$0.86
Minimum pension liability	(0.07)			—	(2.42)			—
Unrealized holding changes on derivatives		—		—	(0.01)			—
Unrealized periodic holding changes on securities	0.05		0.02		0.07		(0.02)

Other comprehensive income (loss)		—	0.02		(1.57)		0.84

COMPREHENSIVE INCOME (LOSS)	$0.13		$(0.09)		$(3.68)		$(5.31)

Weighted average shares outstanding:
Basic	25,1	92	25,1	84	25,1	70	25,1	55
Diluted	25,1	92	25,1	84	25,1	70	25,1	55

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Notes Due From Stockholders	Cumulative Other Comprehensive Income (Loss) (a)	Total

Balance, July 1, 2001	$3,034	$262	$232,820	$(76,563)	$248,704	$(1,767)	$(42,720)	$363,770
Net loss	—	—	—	—	(154,548)	—	—	(154,548)
Cumulative translation adjustment	—	—	—	—	—	—	21,621	21,621
Issuance of deferred compensation units	1	—	(32)	31	—	—	—	—
Compensation expense-stock options	—	—	9	—	—	—	—	9
Net change in stockholders' loans	—	—	—	—	—	(64)	—	(64)
Change in fair market value of interest rate
contract	—	—	—	—	—	—	63	63
Net unrealized holding changes on
available-for-sale securities	—	—	—	—	—	—	(626)	(626)

Balance, June 30, 2002	3,035	262	232,797	(76,532)	94,156	(1,831)	(21,662)	230,225
Net loss	—	—	—	—	(53,192)	—	—	(53,192)
Cumulative translation adjustment	—	—	—	—	—	—	19,580	19,580
Proceeds received from stock options exercised	—	—	19	—	—	—	—	19
Issuance of deferred compensation units	2	—	(75)	73	—	—	—	—
Proceeds from stockholders loan repayments	—	—	—	—	—	323	—	323
Net change in fair market value of cash flow
hedges	—	—	—	—	—	—	(126)	(126)
Net change in unrecognized actuarial
loss on pensions	—	—	—	—	—	—	(60,806)	(60,806)
Net unrealized holding changes on
Available-for-sale securities	—	—	—	—	—	—	1,796	1,796

Balance, June 30, 2003	3,037	262	232,741	(76,459)	40,964	(1,508)	(61,218)	137,819
Net loss	—	—	—	—	(2,835)	—	—	(2,835)
Cumulative translation adjustment	—	—	—	—	—	—	(10)	(10)
Change in fair market value of cash flow
hedges	—	—	—	—	—	—	25	25
Net unrealized holding changes on
available-for-sale securities	—	—	—	—	—	—	516	516

Balance, September 30, 2003	3,037	262	232,741	(76,459)	38,129	(1,508)	(60,687)	135,515
Net earnings	—	—	—	—	3,361	—	—	3,361
Cumulative translation adjustment	—	—	—	—	—	—	529	529
Proceeds received from stock options exercised	1	—	25	—	—	—	—	26
Proceeds from stockholders loan repayments	—	—	—	—	—	447	—	447
Change in fair market value of cash flow
hedges	—	—	—	—	—	—	105	105
Net change in unrecognized actuarial loss on
pensions	—	—	—	—	—	—	(1,811)	(1,811)
Net unrealized holding changes on
available-for-sale securities	—	—	—	—	—	—	1,242	1,242

Balance, September 30, 2004	$3,038	$262	$232,766	$(76,459)	$41,490	$(1,061)	$(60,622)	$139,414

(a) - At September 30, 2004, cumulative other comprehensive loss was comprised of a $62,617 unrecognized actuarial loss on pensions, $423 of gains unrecognized from foreign currency translation adjustments, $1,983 of unrealized holding gains on available-for-sale securities, and $412 of the remaining unamortized expense of the transitional fair market value of the interest rate contract. At September 30, 2003, cumulative other comprehensive loss was comprised of a $60,806 unrecognized actuarial loss on pensions, $106 of gains unrecognized from foreign currency translation adjustments, $741 of unrealized holding gains on available-for-sale securities, and $517 of the remaining unamortized expense of the transitional fair market value of the interest rate contract.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Year Ended	3 Month Transition Period Ended	Years Ended

		9/30/04	9/30/03	6/30/03	6/30/02

Cash flows from operating activities:
Net earnings (loss)		$3,361	$(2,835)	$(53,192)	$(154,548)
Depreciation and amortization		9,254	1,382	5,546	5,161
Deferred loan fee amortization		873	1	11,018	2,084
Cumulative effect of change in accounting for goodwill		—	—	—	144,600
Loss from impairments		1,206	—	6,726
	3,435
(Gain) loss on sale of property, plant, and equipment		(39)	(163)	(764)	45
Equity in earnings (loss) of affiliates, net of distributions		494	(199)	1,066	138
Paid-in kind interest income		—	—	(7,536)	(653)
Unrealized holding (gain) loss on interest rate contract		(4,924)	(2,650)	7,673	4,567
Realized (gain) loss from sale and impairment of investments		(4,263)	—	1,214	1,931
Change in trading securities		32,518	2,674	(47,377)	1,022
Change in accounts receivable		(17,011)	4,759	(4,095)	4,792
Change in inventories		(17,051)	694	(2,491)	4,513
Change in prepaid expenses and other current assets		(3,250)	(467)	301	7,146
Change in other non-current assets		162	(865)	(300)	(19,583)
Change in accounts payable, accrued liabilities and other long-term
liabilities		(16,336)	(9,849)	19,862	(5,221)
Non-cash charges and working capital changes of discontinued operations		(553)	547	(60,172)	19,959

Net cash provided by (used for) operating activities		(15,559)	(6,971)	(122,521)	19,388
Cash flows from investing activities:
Purchase of property, plant and equipment		(13,356)	(1,192)	(9,861)	(2,450)
Proceeds from sale of plant, property and equipment		4,264	—	—	315
Change in available-for-sale investment securities, net		(18,585)	3,696	(54,637)	1,755
Equity investment in affiliates		—	—	(80)	(524)
Acquisitions, net of cash acquired		(72,982)	(1,767)	—	—
Net proceeds received from the sale of discontinued operations		5,736	—	657,050	—
Changes in net assets held for sale		—	(113)	2,456	3,679
Changes in notes receivable		97	(596)	13,405	(5,817)
Investing activities of discontinued operations		—	—	(2,817)	(6,590)

Net cash provided by (used for) investing activities		(94,826)	28	605,516	(9,632)
Cash flows from financing activities:
Proceeds from issuance of debt		226,494	1,800	58,542	131,225
Debt repayments		(106,792)	(277)	(543,562)	(140,825)
Issuance of Class A common stock		26	—	19	9
Payment of financing fees		(3,553)	—	(1,164)	—
Stockholder (loans) receipts		447	—	323	(64)

Net cash provided by (used for) financing activities		116,622	1,523	(485,842)	(9,655)
Effect of exchange rate changes on cash		11	4	54	942

Net change in cash and cash equivalents		6,248	(5,416)	(2,793)	1,043
Cash and cash equivalents, beginning of the period		6,601	12,017	14,810	13,767

Cash and cash equivalents, end of the period		$12,849	$6,601	$12,017	$14,810

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

      Nature of Business Operations: Our business consists of three segments: sports & leisure, aerospace, and real estate operations. Our sports & leisure segment is engaged in the design and retail sale of protective clothing, helmets and technical accessories for motorcyclists in Europe and the design and distribution of such apparel and helmets in the United States. Our aerospace segment stocks a wide variety of aircraft parts and distributes them to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies worldwide, and also manufactures airframe components. Our real estate operations segment owns and leases a shopping center located in Farmingdale, New York, and owns and rents an improved parcel located in Southern California.

      Recent Developments: In fiscal 2004, we acquired substantially all of the worldwide operations of Hein Gericke, PoloExpress, and Intersport Fashions West (IFW), collectively now known as Fairchild Sports. Hein Gericke currently operates 147 retail shops in Austria, Belgium, England, France, Germany, Ireland, Italy, Luxembourg, and the Netherlands. PoloExpress currently operates 87 retail shops in Germany. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. Fairchild Sports is a seasonal business, with a historic trend of a higher volume of sales and profits during March through September. (See Note 2 for additional details).

      Fiscal Year: Our fiscal year ends September 30. On December 24, 2003, we announced that we elected to change our fiscal year end from June 30th to September 30th. All references to "fiscal" in connection with a "2004" or a future year shall mean the 12 months ended September 30th. All references herein to "2003" and "2002" mean the fiscal years ended June 30, 2003 and 2002, respectively. We are also reporting our results for the three month transition period ended September 30, 2003.

      Consolidation Policy: The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include our accounts and all of the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition: Revenues are recognized immediately upon the sale of merchandise by our retail stores. Sales and related costs are recognized on shipment of products and/or performance of services, when collection is probable. Lease and rental revenue are recognized on a straight-line basis over the life of the lease. Shipping and handling amounts billed to customers are classified as revenues.

      Shipping and Handling Costs: Shipping and handling costs are expensed as incurred and included in cost of goods sold.

      Concentration of Credit Risk: Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, cash equivalents and trade receivables. We sell approximately 36% of our products throughout the world to a large number of customers, primarily in the aerospace industry. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial condition. We do not generally require collateral. We invest available cash in money market securities of financial institutions with high credit ratings and United States treasury securities. We also invest restricted funds in longer term opportunities which, while speculative, we believe will result in better rates of return. Investment portfolios are subject to fluctuations in market value.

      Cash Equivalents/Statements of Cash Flows: For purposes of the Statements of Cash Flows, we consider all highly liquid investments with original maturity dates of three months or less as cash equivalents. Cash is invested in short-term treasury bills and certificates of deposit. Total net cash disbursements (receipts) made by us for income taxes and interest expense were as follows:

	Year Ended	3 Month Transition Period Ended	Years Ended

	9/30/04	9/30/03	6/30/03	6/30/02

Interest	$15,382	$1,544	$29,195	$45,755
Income taxes	263	2,611	823	571

        Restricted Cash and Investments: On September 30, 2004 and September 30, 2003, we had restricted investments of $75,033 and $51,878, respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract, environmental matters, and escrow arrangements. The restricted funds are invested in money market funds, equity securities, U.S. government securities, or high investment grade corporate bonds. Restricted cash and investments are classified as short-term and long-term investments on September 30, 2004 and September 30, 2003.

        Investments: Management determines the appropriate classification of our investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in investment income. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments in equity securities and limited partnerships that do not have readily determinable fair values are stated at cost and are categorized as other investments. Realized gains and losses are determined using the specific identification method based on the trade date of a transaction. Interest on government and corporate obligations are accrued at the balance sheet date. Investments in companies in which ownership interests range from 20 to 50 percent are accounted for using the equity method.

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

	Year Ended	3 Month Transition Period Ended	Years Ended

	9/30/04	9/30/03	6/30/03	6/30/02

Beginning balance	$1,433	$1,598	$2,577	$1,895
From acquired companies	1,983	—	—	—
Charges to cost and expenses	143	56	115	2,629
Charges to other accounts (a)	29	—	31	3
Amounts written off	(638)	(221)	(1,125)	(1,950)

Ending balance	$2,950	$1,433	$1,598	$2,577

(a)        Represent recoveries of amounts written off in prior periods.

        Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excess quantities, and other factors in evaluating net realizable value.

        Properties and Depreciation: The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Our machinery and equipment is depreciated over a 5 to 10 year range. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated depreciation methods for Federal income tax purposes. We own and operate a shopping center located in Farmingdale, New York, which is recorded at cost and includes financing costs, interest costs, and real estate taxes incurred during the original construction period. Ordinary repairs and maintenance are expensed as incurred and major replacements and improvements are capitalized. Building and improvements are depreciated on a straight-line basis over an estimated useful life of 30 years. Tenant improvements and costs incurred to prepare tenant space for occupancy are depreciated on a straight-line basis over the terms of the respective leases or the assets’ remaining useful lives, whichever is shorter. Depreciation expense was $8,717 in 2004, $1,382 for the three month transition period ended September 30, 2003, $5,546 in 2003, and $5,161 in 2002. Property, plant and equipment consisted of the following:

	Sept. 30, 2004	Sept. 30, 2003

Land	53,652	53,340
Building and improvements	79,358	75,538
Machinery and equipment	18,578	13,610
Transportation vehicles	16,192	4,723
Furniture and fixtures	5,198	4,539
Construction in progress	8,686	6,246

Property, plant and equipment, at cost	181,664	157,996
Less: Accumulated depreciation	36,075	27,440

Net property, plant and equipment	$145,589	$130,556

        Amortization of Goodwill and Intangible Assets: Goodwill and intangible assets deemed to have an indefinite life are tested for impairment annually, or immediately if conditions indicate that such an impairment could exist. We allocated to intangible assets $34.0 million of our purchase price associated with our fiscal 2004 acquisition of Hein Gericke, PoloExpress and Intersport Fashions West. Approximately $31.3 million of the intangible assets we acquired were determined to have indefinite lives. In 2004, we recognized $537 of amortization expense for intangible assets with definite lives. Annual amortization expense will be approximately $540 for each of the next five years. In fiscal 2003, we recognized an impairment charge of $6,617 to goodwill at one of our business unit’s within our aerospace segment. (See Note 3).

        Deferred Loan Costs: Costs incurred in connection with the issuance of debentures and credit facilities are deferred and amortized, using the effective interest method over the term of the agreements. Amortization expense of these loan costs was $873 in 2004, $1 in the three month transition period ended September 30, 2003, $1,115 in 2003, and $2,084 in 2002. In connection with proceeds from the December 2002 sale of the fastener business, we repaid our bank credit agreement in the United States, all of the outstanding $225 million senior subordinated notes, and our $30,750 term loan agreement on our shopping center. The remaining $9,903 of deferred loan fees associated with the bank credit agreement and senior subordinated notes were expensed as interest expense during 2003.

        Valuation of Long-Lived Assets: We review our long-lived assets for impairment, including property, plant and equipment, and identifiable intangibles with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows will be greater than the carrying amount of our assets. Impairment is measured based on the difference between the carrying amount of our assets and their estimated fair value. Impairment charges of $1.2 million, $6.7 million, and $3.4 million, were recorded in 2004, 2003, and 2002, respectively. The 2004 impairment charges included $1.2 million to write down the long-lived assets of a limited partnership interest which we are required to consolidate in accordance with FASB Interpretation 46R. The 2003 impairment included the $6.6 million write down of goodwill at our aerospace distribution segment and the $0.1 million write down of intangible assets of a start-up company in our corporate and other segment. The 2002 impairment charge included $3.0 million to write down the long-lived assets of a small airframe manufacturing operation at our aerospace segment, and $0.4 million to write-off tenant improvements at our shopping center.

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

        Other Obligations: We have $25.4 million classified as other long-term liabilities at September 30, 2004, including $14.2 million due to purchase the remaining 7.5% interest in PoloExpress in April 2008. The remaining $10.1 million of other long-term liabilities include environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

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

        Advertising Expense: We expense the production costs of advertising the first time the advertising takes place, except for direct response advertising. Direct response advertising consists primarily of catalog book production, printing, and postage costs, which is capitalized and amortized over its expected period of future benefits, not to exceed the remainder of the fiscal year when it is incurred. Advertising expense was $15,981 for 2004, $54 for the three month transition period ended September 30, 2003, $182 for 2003 and $285 for 2002.

        Research and Development: Company-sponsored research and development expenditures are expensed as incurred and were insignificant in 2004, the three month transition period ended September 30, 2003, 2003 and 2002.

        Stock-Based Compensation: As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, we use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, for our stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in 2004, the three month transition period ended September 30, 2003, 2003 or 2002. We recognized compensation expense of $9 from stock options issued to consultants in 2002. If stock options granted in fiscal 2004, the three month transition period ended September 30, 2003, fiscal 2003 and fiscal 2002 were accounted for based on their fair value as determined under SFAS 123, pro forma results would be as follows:

	Year Ended	3 Month Transition Period Ended	Years Ended

	9/30/04	9/30/03	6/30/03	6/30/02

Net earnings (loss):
As reported	$3,361	$(2,835)	$(53,192)	$(154,548)
Pro forma	3,027	(2,910)	(53,739)	(155,431)
Basic and diluted earnings (loss) per share:
As reported	$0.13	$(0.11)	$(2.11)	$(6.15)
Pro forma	0.12	(0.12)	(2.14)	(6.18)

        The pro forma effects of applying SFAS 123 are not representative of the effects on reported net results for future years. Additional grants are expected in future years.

        The weighted average grant date fair value of options granted during 2004, 2003, and 2002 was $3.12, $3.07, and $1.62, respectively. Options were not granted in the three month transition period ended September 30, 2004. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following significant assumptions were made in estimating fair value:

	2004	2003	2002

Risk-free interest rate Expected life in years Expected volatility Expected dividends	3.4% 4.92 72% None	3.0% - 3.3% 4.95 72% None	3.6% - 4.7% 4.75 53% - 65% None

        For additional information on stock options see Note 11.

        Fair Value of Financial Instruments: The carrying amount reported in the consolidated balance sheets approximates the fair value for our cash and cash equivalents, investments, specified hedging agreements, short-term borrowings, current maturities of long-term debt, and all other variable rate debt (including borrowings under our credit agreements). The carrying amount of our other fixed rate long-term debt approximates fair value as determined by the market value of recent trades or estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements (See Note 6). Fair values of our other off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the other parties’ credit standing.

        Discontinued Operations: In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for our fiscal year beginning on July 1, 2002. Accordingly, we have accounted for the sale of the fastener business and APS as discontinued operations.

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

        Reclassifications: Certain amounts in our prior years’ consolidated financial statements have been reclassified to conform to the 2004 presentation.

        Recently Issued Accounting Pronouncements: FASB Interpretation 46R “Consolidation of Variable Interest Entities”, as revised (FIN 46R), requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. Accordingly, on January 1, 2004, we adopted FIN 46R and consolidated our interest in a landfill development partnership, of which we are a limited partner. The consolidation of the landfill development partnership had an effect of increasing fixed assets by $2.8 million after we recognized an impairment expense of $1.2 million in 2004.

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

        In May 2004, the Financial Accounting Standards Board issued a staff position, FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug Improvement Act of 2003 for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. We adopted FSP 106-2 in our fourth quarter beginning on July 1, 2004. The Medicare Prescription Drug Improvement Act of 2003 should result in improved financial results for employers that provide prescription drug benefits for their Medicare-eligible retirees. The Prescription Drug bill will have an estimated effect of reducing our postretirement liabilities by approximately 8%. The estimated reduction will be recognized over 14 years. The Prescription Drug bill reduced our expense for postretirement liabilities by approximately $140 for the fourth quarter of fiscal 2004.

2. ACQUISITIONS

        On November 1, 2003, we acquired for $45.5 million (€39.0 million) substantially all of the worldwide business of Hein Gericke and the capital stock of Intersport Fashions West (IFW) from the Administrator for Eurobike AG in Germany. Also on November 1, 2003, we acquired for $23.4 million (€20.0 million) from the Administrator for Eurobike AG and from two subsidiaries of Eurobike AG all of their respective ownership interests in PoloExpress and receivables owed to them by PoloExpress. We used available cash from investments that were sold to pay the Administrator $14.8 million (€12.5 million) on November 1, 2003 and borrowed $54.1 million (€46.5 million) from the Administrator at a rate of 8%, per annum. On May 5, 2004 we received financing from two German banks and paid the note due to the Administrator. The aggregate purchase price for these acquisitions was approximately $68.9 million (€59.0 million), including $15.0 million (€12.9 million) of cash acquired.

        On January 2, 2004, we acquired for $18.8 million (€15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser retained a 7.5% ownership interest in PoloExpress, but Fairchild has a right to call this interest at any time from March 2007 to October 2008, for a fixed purchase price of €12.3 million ($15.2 million at September 30, 2004). Mr. Esser has the right to put such interest to us at any time during April of 2008 for €12.0 million ($14.8 million at September 30, 2004). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (€15.0 million) and provided collateral of $15.0 million (€12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The transaction includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years. We also signed an employment agreement with Mr. Esser for two years. Prior to April 2004, Mr. Esser received approximately €0.5 million, which reduces the 2008 put option. As of September 30, 2004, the €11.5 million ($14.2 million) collateralized obligation for the put option, net of distributions, was included in other long-term liabilities and the €12.0 million ($14.8 million) restricted cash is invested in a capital protected investment and money market funds and included in long-term investments.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $34.0 million. The excess of the purchase price over net tangible assets, including brand names "Hein Gericke" and "Polo", and reflected in goodwill and intangible assets in the consolidated financial statements as of September 30, 2004. In 2004, we recognized amortization expense of $537 associated with $2.7 million intangible assets determined to have a definite life. Since their acquisition on November 1, 2003, we have consolidated the results of Hein Gericke, PoloExpress and IFW into our financial statements.

        Hein Gericke, PoloExpress and IFW are now included in our segment known as sports & leisure. The retail sales of our sports & leisure products is a highly seasonal business with a historic trend for higher volumes of sales and profits during March through September when the weather in Europe is more favorable for individuals to use their motorcycles than October to February. We acquired these companies because we believe they have potential upside, and may provide a platform for other entrees into related leisure businesses. The acquired companies are one of the European leaders of this industry and opportunities for expansion are significant in Europe and the United States. Hein Gericke currently operates 142 retail shops in Austria, Belgium, England, France, Germany, Ireland, Italy, Luxembourg and the Netherlands. PoloExpress currently operates 87 retail shops in Germany. IFW, located in Tustin, California, is a designer and distributor of motorcycle accessories, protective and other apparel, and helmets under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. The acquisition has lessened our dependence on the aerospace industry.

3.   GOODWILL

        Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.” This statement changed the accounting for goodwill by requiring that goodwill and intangible assets deemed to have an indefinite life not be amortized, and that the amortization period of intangible assets with finite lives no longer be limited to forty years. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The determination of impairment required by SFAS No. 142 is a two-step process. The first step compares the carrying value of a reporting unit to the fair value of a reporting unit with goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of goodwill impairment. The second step allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill and any shortfall represents the amount of goodwill impairment. The fair market value of a reporting unit is determined by considering the market prices of comparable businesses and the present value of cash flow projections.

        In 2002, we recorded a goodwill impairment charge of $144.6 million from the implementation of SFAS No. 142, presented as a cumulative effect of change in accounting, as of the beginning of our fiscal year. Of this amount, $19.3 million related to our Fairchild Aerostructures operating unit in our aerospace segment, and $125.3 million related to our fastener business sold to Alcoa on December 3, 2002. No tax effect was recognized on the change in accounting for goodwill. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, goodwill is now tested for impairment annually, or immediately if conditions indicate that such impairment could exist. We have selected the first day of our fourth quarter (July 1) as our annual impairment test date. In fiscal 2003, we recognized an impairment charge of $6.6 million to goodwill at one business unit within our aerospace segment.

        The changes in the carrying amount of goodwill and intangible assets are as follows:

	Sports and Leisure Segment	Aerospace Segment	Discontinued Operations	Total

Goodwill as of July 1, 2001	$—	$36,758	$382,391	$419,149
Goodwill written off on adoption of SFAS No. 142	—	(19,320)	(125,280)	(144,600)

Total goodwill as of June 30, 2002	—	17,438	257,111	274,549
Goodwill impairment	—	(6,617)	—	(6,617)
Sale of discontinued operations	—	—	(257,111)	(257,111)

Goodwill on June 30, 2003 and September 30, 2003	—	10,821	—	10,821
Intangible assets from acquisitions	34,014	—	—	34,014
Amortization expense on intangible assets	(537)	—	—	(537)

Goodwill and intangible assets at September 30, 2004	$33,477	$10,821	$—	$44,298

4.   CASH EQUIVALENTS AND INVESTMENTS

        Cash equivalents and investments at September 30, 2004 consist primarily of investments in United States government securities, investment grade corporate bonds, and equity securities which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other short-term investments and long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:

	September 30, 2004		September 30, 2003
	Aggregate		Aggregate

	Fair Value	Cost Basis	Fair Value	Cost Basis

Cash and cash equivalents:
U.S. government securities	$3,905	$3,905	$5,544	$5,544
Money market and other cash funds	8,944	8,944	1,057	1,057

Total cash and cash equivalents	$12,849	$12,849	$6,601	$6,601

Short-term investments:
U.S. government securities - restricted	$1,947	$1,947	$7,549	$7,549
Money market funds - restricted	4,227	4,227	—	—
Trading securities - corporate bonds	6,978	6,978	37,669	37,186
Trading securities - equity securities	3,443	3,607	399	609
Available-for-sale equity securities	—	—	91	199
Other investments	—	—	55	55

Total short-term investments	$16,595	$16,759	$45,763	$45,598

Long-term investments:
U.S. government securities - restricted	$23,866	$23,868	$21,007	$21,007
Money market funds - restricted	4,462	4,462	220	220
Corporate bonds - restricted	24,331	24,680	23,102	22,972
Equity securities - restricted	16,200	15,065	—	—
Available-for-sale equity securities	5,160	4,168	8,435	7,715
Other investments	5,940	5,940	5,786	5,786

Total long-term investments	$79,959	$78,183	58,550	57,700

Total cash equivalents and investments	$109,403	$107,791	$110,914	$109,899

        On September 30, 2004 and September 30, 2003, we had restricted investments of $75,033 and $51,878, respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract, the Esser put option, environmental matters, and escrow arrangements. In addition, cash of $7,199 is held by our European subsidiaries which have debt agreements that place restrictions on the amount of cash that may not be transferred outside the borrowing companies. For additional information on Debt see Note 6.

        On September 30, 2004, we had gross unrealized holding gains from available-for-sale securities of $2,129 and gross unrealized losses from available-for-sale securities of $352. On September 30, 2003, we had gross unrealized holding gains from available-for-sale securities of $894 and gross unrealized losses from available-for-sale securities of $153. We use the specific identification method to determine the gross realized gains (losses) from sales of available-for-sale securities. Investment income (loss) is summarized as follows:

	Year Ended	3 Month Transition Period Ended	Years Ended

	9/30/04	9/30/03	6/30/03	6/30/02

Gross realized gain from sales of available-for-sale securities	$277	$—	$633	$30
Gross realized loss from sales of trading securities	—	—	—	(811)
Change in unrealized holding gain (loss) from trading securities	(479)	19	516	486
Gross realized loss from impairments	—	—	(2,395)	(2,296)
Dividend income	4,694	1,011	1,226	1,599

	$4,492	$1,030	$(20)	$(992)

5.     INVESTMENTS AND ADVANCES, AFFILIATED COMPANIES

        Our carrying value of investments and advances, affiliated companies is summarized as follows:

	Sept. 30,	Sept. 30,

	2004	2003

Voyager Kibris	$4,348	$4,542
Others	93	393

	$4,441	$4,935

        In June 2003, we acquired a 30% interest in Voyager Kibris, Ltd. Voyager Kibris owns and operates a hotel located in Northern Cyprus. Our share of equity in earnings (loss), net of tax, of unconsolidated affiliates was $(439) for 2004; $199 for the three month transition period ended September 30, 2003; $(1,066) for 2003, and $(138) for 2002. On September 30, 2004, approximately $234 of undistributed losses of 50 percent or less currently owned affiliates accounted for using the equity method were included in our $41,945 consolidated retained earnings.

6.    NOTES PAYABLE AND LONG-TERM DEBT

        At September 30, 2004 and September 30, 2003, notes payable and long-term debt consisted of the following:

	Sept 30, 2004	Sept 30, 2003

Revolving credit facility - Fairchild Sports	$7,945	$—
Short-term margin loan (weighted average interest rate of 1.3%)	—	3,468
Current maturities of long-term debt	14,989	529

Total notes payable and current maturities of long-term debt	$22,934	$3,997

Term loan agreement - Shopping Center	54,600	$—
Term loan agreement - Fairchild Sports	34,403	—
Promissory note - Real Estate	13,000	—
CIT revolving credit facility - Aerospace	12,252	—
GMAC credit facility - Fairchild Sports	3,941	—
Capital lease obligations	3,378	88
Other notes payable, collateralized by assets	8,769	4,718
Less: current maturities of long-term debt	(14,989)	(529)

Net long-term debt	115,354	$4,277

Total debt	$138,288	$8,274

      Credit Facilities at Fairchild Sports

        On May 5, 2004, our German subsidiary, Hein Gericke Deutschland GmbH and its German partnership, PoloExpress, obtained financing of $49.0 million (€41.0 million) from Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt KGaA. The proceeds received from the loan were used to payoff a short-term loan due to the Administrator of Eurobike from which we acquired Hein Gericke, PoloExpress and IFW on November 1, 2003. The components of the financing obtained are as follows:

(In thousands)	Credit Facilities (In Dollars)	Credit Facilities (In Euros)	Interest Rate	Maturity Date

Revolving credit facility b) Term Loans: Tranche A (a)(b) Tranche B (a)(c) Tranche C (c) Total Facility	$ 11,942 13,136 16,719 7,165 $ 48,962	€ 10,000 11,000 14,000 6,000 € 41,000	3-month Euribor + 3.5% 3-month Euribor + 1% 3-month Euribor + 1% 6% Fixed	364 days March 31, 2009 March 31, 2009 March 31, 2009

(a)

€20 million of the Tranche A and Tranche B financing is guaranteed by the State of North Rhine-Westphalia. One half of the Tranche A and Tranche B term loans are protected by an interest rate cap in which our interest expense would not exceed 6%.

(b)	Tranche A and the revolving credit facility are secured by the assets of Hein Gericke Deutschland GmbH.
(c)	Tranche B and Tranche C term loans are secured by the assets of Polo Express, and secondarily by Hein Gericke Deutschland GmbH.

        The loan agreements require Hein Gericke and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke to maintain equity of €44.5 million ($54.9 million), as defined in the loan contracts. No dividends may be paid by Hein Gericke unless such covenants are met and dividends may be paid only up to its consolidated after tax profits. The proceeds from the financing were used to pay the balance of the purchase price owed to the Administrator for Eurobike AG, and complete our acquisition of Hein Gericke, PoloExpress, and Intersport Fashions West. Hein Gericke also borrowed €9.0 million ($11.1 million) from our subsidiary, Fairchild Holding Corp., which may be repaid only if the covenants in the loan agreements are met. The loan agreements restrict all other forms of cash flows from these subsidiaries to the parent. At September 30, 2004, we were in compliance with the loan covenants.

        On April 30, 2004, our subsidiary, Hein Gericke UK Ltd obtained a credit facility of £5.0 million ($9.0 million) from GMAC. At September 30, 2004, $3.9 million was borrowed against the facility. The loan bears interest at 2.25%, per annum, above the base rate of Lloyds TSB Bank Plc and matures on April 30, 2007. We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK Ltd and an investment with a fair market value of $4.5 million at September 30, 2004.

      Term Loan Agreement — Shopping Center

        On December 26, 2003, our subsidiary, Republic Thunderbolt, LLC, obtained a $55.0 million, non-recourse 10-year term loan financing of our Airport Plaza shopping center in Farmingdale, New York from Column Financial, a subsidiary of Credit Suisse First Boston, LLC. The interest rate is fixed at 6.2% for the term of the loan. The loan requires the maintenance of a lock-box arrangement, whereby rental revenues are deposited and funds are automatically withdrawn to satisfy the monthly loan payments. After the loan payments are made, the remaining funds are then disbursed to us. The loan does not have a subjective acceleration clause. In addition, the loan may not be prepaid until three months before its maturity, however, after February 11, 2005, the loan may be assumed by other parties. The loan is secured by the assets of our shopping center. On September 30, 2004, approximately $7.9 million of the loan proceeds were being invested in a long-term escrow account as collateral to fund certain contingent environmental matters.

      Credit Facility at Aerospace Segment

        In January 2004, we entered into a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our aerospace segment. Interest on outstanding borrowings is 1.0% over prime and we will pay a non-usage fee of 0.5%. On September 30, 2004, $12.3 million was borrowed against the facility and $2.3 million was available for future borrowings. The credit facility matures on January 2007.

      Promissory Note – Real Estate

        On August 26, 2004, The Fairchild Corporation borrowed $13.0 million from Beal Bank, SSB. The loan is evidenced by a Promissory Note dated as of August 26, 2004, and is secured by a mortgage lien on the Company’s real estate in Huntington, Beach CA, Fullerton CA and Wichita KS. Interest on the note is at the rate of one-year LIBOR (determined on an annual basis), plus 6%, and is payable monthly. The loan matures on October 31, 2007, provided that the Company may extend the maturity date for one year, during which time the interest rate shall be one-year LIBOR plus 8%. The promissory note agreement contains a premium prepayment clause of 10% if prepaid prior to September 2005; 5% if prepaid after September 2005 and before September 2006, and 3% if prepaid between September 2006 and October 30, 2007. On September 30, 2004, approximately $1.2 of the loan proceeds are held in escrow to fund specific improvements to the secured property.

      Guarantees

        On September 30, 2004, we have included $1.6 million as debt for guarantees of retail shop partners indebtedness incurred for the purchase of fittings in retail shops in Germany. These guarantees were issued by our subsidiary in the sports & leisure segment. In addition, on September 30, 2004, approximately $6.1 million of bank loans received by retail shop partners in the sports & leisure segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us.

      Letters of Credit

        We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At September 30, 2004, we had contingent liabilities on commitments related to outstanding letters of credit of $2,275, which were secured by restricted cash collateral. On September 30, 2003, we had contingent liabilities on commitments related to outstanding letters of credit of $2,326, which were secured by restricted cash collateral.

      Debt Maturity Information

        The annual maturity of our bank notes payable and long-term debt obligations (exclusive of capital lease obligations) for each of the five years following September 30, 2004, are as follows: $21,576 for 2005; $9,060 for 2006; $25,310 for 2007; $22,166 for 2008; and $5,415 for 2009.

7.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        In fiscal 1998, we entered into a ten-year interest rate swap agreement to reduce our cash flow exposure to increases in interest rates on variable rate debt. The ten-year interest rate swap agreement provided us with interest rate protection on $100 million of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. The variable rate debt that was fixed by the interest rate swap was repaid by us on December 3, 2002. On February 17, 2003, the bank, with which we entered into the interest rate swap agreement, did not exercise a one-time option to cancel the agreement, and accordingly the transaction proceeds, based on a fixed LIBOR rate of 6.745% from February 17, 2003 to February 19, 2008.

        We have recognized a $4.9 million non-cash increase in the fair market value of the interest rate contract in fiscal 2004 as a result of the fair market value adjustment for our interest rate swap agreement.

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

        In May 2004, we issued a floating rate note with a principal amount of €25.0 million. Embedded within the promissory note agreement is an interest rate cap protecting one half of the €25.0 million borrowed. The embedded interest rate cap limits to 6%, the 3-month EURIBOR interest rate that we must pay on the promissory note. We paid approximately $0.1 million to purchase the interest rate cap. In accordance with SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. We are accounting for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument.

        The table below provides information about our financial instruments that is sensitive to changes in interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

(In thousands)
   Expected maturity date
   Type of interest rate contract
   Variable to fixed contract amount
   Fixed LIBOR rate
   EURIBOR cap rate
   Average floor rate
   Weighted average forward LIBOR rate
   Market value of contract at September 30, 2004
   Market value of contract if interest rates increase by 1/8%
Market value of contract if interest rates decrease by 1/8%	February 19, 2008 Variable to Fixed $100,000 6.745% N/A N/A 3.275% $(11,088) $(10,586) $(11,422)	March 31, 2009 Interest Rate Cap $15,414 N/A 6.0% N/A 3.12% $16 $19 $13

8.     PENSIONS AND POSTRETIREMENT BENEFITS

      Defined Benefit Plans

        In January, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. We applied Statement No. 132R retroactively for all periods presented.

        The Company and its subsidiaries sponsor three qualified defined benefit pension plans, two supplemental executive retirement plans, and several other postretirement benefit plans. We use a September 30 measurement date for all of our plans. The following tables set forth the benefit obligation, fair value of plan assets, and the funded status of our plans; amounts recognized in our financial statements; and the principal weighted-average assumptions used:

	Pension Benefits		Postretirement Benefits

		3 Month Transition Period		3 Month Transition Period

	9/30/04	9/30/03	9/30/04	9/30/03

Change in benefit obligation:
Benefit obligation at beginning of year	$207,807	$207,170	$52,535	$52,254
Service cost	2,074	247	83	21
Interest cost	11,685	3,021	2,961	739
Plan participants' contributions	—	—	919	214
Actuarial (gain) loss	(1,423)	5,088	254	834
Benefits paid	(18,621)	(7,719)	(5,450)	(1,362)

Benefit obligation at end of year	$201,522	$207,807	$51,302	$52,700

Change in plan assets:
Fair value of plan assets at beginning of year	$176,137	$180,966	$—	$—
Actual return on plan assets	9,655	2,532	—	—
Employer contribution	2,914	736	4,531	1,148
Plan participants' contributions	—	—	919	214
Expenses	(896)	(395)	—
Benefits paid	(18,621)	(7,719)	(5,450)	(1,362)

Fair value of plan assets at end of year	$169,189	$176,120	$—	$—

Funded status	$(32,333)	$(31,687)	$(51,302)	$(52,700)
Unrecognized net actuarial loss	90,685	89,610	22,204	23,214
Unrecognized prior service cost	2,341	2,648	(2,771)	(2,988)

Prepaid (accrued) benefit cost	$60,693	$60,571	$(31,869)	$(32,474)

        The following are weighted-average assumptions used to determine benefit obligations at September 30, 2004 and September 30, 2003:

	Pension Benefits		Postretirement Benefits
	9/30/04	9/30/03	9/30/04	9/30/03

Discount rate	6.0%	6.0%	6.0%	6.0%
Rate of compensation increase	3.75%	3.75%	N/A	N/A

        At September 30, 2004, we reviewed the funded position of our qualified pension plans and recognized an additional $1.8 million reduction in equity, as a result of the accumulated benefit obligation of the qualified pension plans exceeding the fair value of the plan assets by $34.3 million. The accumulated benefit obligation for our defined benefit pension plans was $197.0 million and $192.3 million at September 30, 2004 and September 30, 2003, respectively. At September 30, 2004, our total pension liability was $74.3 million. These amounts may change in the future as the pension plan assets change in value and assumptions change. Should, in the future, our pension plan’s accumulated benefit obligations be less than the fair value of plan assets, the additional minimum pension liability and corresponding equity reduction will be adjusted.

     We recognize amortization of an unrecognized net gain or loss as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds ten percent of the greater of the projected benefit obligation of the market related value of plan assets. If amortization is required, the minimum amortization is that excess divided by the average remaining service period of active employees expected to receive benefits under the plan.  For a plan in which all or almost all of plan participants are inactive, the average remaining life expectancy of the inactive participants is utilized instead of average remaining service. In fiscal 2004, the unrecognized net loss in excess of ten percent of the projected benefit obligation was amortized over a period of approximately seventeen years.

        The following are weighted-average assumptions used to determine net periodic pension cost for the year ended September 30, 2004 and the three month transition period ended September 30, 2003:

	Pension Benefits		Postretirement Benefits
	9/30/04	9/30/03	9/30/04	9/30/03
Discount rate	6.0%	6.0%	6.0	6.0
Expected long-term return on plan assets	8.5%	8.5%	N/A	N/A
Rate of compensation increase	3.75%	3.75%	N/A	N/A

        Our assumptions for expected long-term return on plan assets, are based on a periodic review and modeling of the plans’ asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

        For measurement purposes, a 10% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2004. The rate was assumed to decrease gradually to 5% for 2015 and remain at that level thereafter.

        The components of net periodic benefit cost are as follows for fiscal 2004, the three month transition period ended September 30, 2003, fiscal 2003 and fiscal 2002:

	Pension Benefits					Postretirement Benefits
	9/30/04	9/30/03	6/30/03	6/30/02	9/30/04	9/30/03	6/30/03	6/30/02

Service cost	2,074	251	3,563	$6,869	$83	$21	$33	$13
Interest cost	11,685	3,091	14,905	15,182	2,961	739	3,395	3,264
Expected return on assets	(14,876)	(3,984)	(18,608)	(22,716)	—	—	—	—
Amortization of :
Transition obligation/(asset)	—	(5)	(5)	—	—	—	—	—
Prior service cost	409	102	409	549	(217)	(56)	(156)	(69)
Actuarial (gain)/loss	3,244	147	1,922	1,242	1,263	331	1,274	922

Net periodic pension cost	$2,536	$(398)	$2,186	$1,126	$4,090	$1,035	$4,546	$4,130

Curtailment charge	—	—	8,305	—
Special termination benefit	—	—	—	162
Settlement Charge	—	—	17,478	—

Total net pension cost	$2,536	$(398)	$27,969	$1,288

        We have multiple non-pension postretirement benefit plans. The healthcare plans are contributory, with participants’ contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the healthcare plans anticipates future cost sharing changes to the written plan that are consistent with intention to increase retiree contributions each year to cover the excess of the expected general inflation rate.

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1% point change in assumed healthcare cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease

Effect on total of service and interest cost components	$70	$(64)
Effect on postretirement benefit obligation	$1,262	$(1,127)

        Our pension plans weighted-average asset allocations at September 30, 2004 and September 30, 2003 by asset category are as follows:

	Plan Assets at September 30,
	2004	2003

Asset Category
Equity securities	13.8%	15.2%
Debt securities	78.6%	77.9%
Other	7.6%	6.9%

Total	100.0%	100.0%

        Our target asset allocation as of September 30, 2004, by asset category, is as follows:

Asset Category
Equity securities	10-30%
Debt securities	65-85%
Real estate	0-20%
Other	0-20%

        Our investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories.

        The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

        The investment policy is periodically reviewed by the Company and a designated third-party fiduciary for investment matters. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.

        Equity securities include common stock of The Fairchild Corporation in the amounts of $2,553 (1.5% of total plan assets) and $3,175 (1.8% of total plan assets) at September 30, 2004 and September 30, 2003, respectively.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits

2005	14,418	4,400
2006	14,437	4,200
2007	14,558	4,300
2008	14,665	4,300
2009	14,772	4,300
2010 - 2014	77,739	20,800

        Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. However, during the year ended June 30, 2003, we contributed $7.4 million of cash to fund our largest pension plan in advance of required contributions. Based upon our actuary’s current assumptions and projections, we do not expect additional cash contributions to the largest pension plan to be required until 2008. Current actuarial projections indicate contribution requirements of $500 in 2008, $2,250 in 2009, and a total of $13,050 in 2010 through 2014. We are required to make annual cash contributions of approximately $0.2 million to fund a small pension plan.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in the United States. The Prescription Drug, Improvement and Modernization Act of 2003 introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In May 2004, the Financial Accounting Standards Board issued a staff position, FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug Improvement Act of 2003 for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. We adopted FSP 106-2 on July 1, 2004. The Medicare Prescription Drug Improvement Act of 2003 is expected to result in improved financial results for employers, including us, that provide prescription drug benefits for their Medicare-eligible retirees. The Prescription Drug bill will have an estimated effect of reducing our postretirement liabilities by approximately 8%. The estimated reduction will be recognized over 14 years. Our postreirement liabilities were reduced by $140 in fiscal 2004.

      Pensions – Defined Contribution Plan

        We maintain, for U.S. employees, a 401(k) Savings Plan, which is a defined contribution plan. The 401(k) Savings Plan provides for specified Company matching cash contributions, which are discretionary in nature, based upon the Company achieving certain performance goals and other factors. We have not made any cash contributions to the 401(k) Savings Plan since fiscal 2002. During the 2002 fiscal year, we recorded expenses of $156 for continuing operations and $1,270 for discontinued operations, for cash contributions we made to the 401(k) Savings Plan. Our board of directors recently approved the resumption of Company matching contributions beginning on January 1, 2005.

9.     INCOME TAXES

        The total income tax provision (benefit) is allocated as follows:

	Year Ended	3 Month Transition Period Ended	Years Ended
	9/30/04	9/30/03	6/30/03	6/30/02

Income/loss from continuing operations	$(10,761)	$9	$446	$(16,047)
Equity in earnings/loss of affiliates & minority interest	—	—	(157)	(75)
Earnings from discontinued operations	(13,436)	—	(95)	865
Gain on disposal of discontinued operations	—	—	20,507	—

	$(24,197)	$9	$20,701	$(15,257)

             Significant components of the provision (benefit) for income taxes attributable to our continuing operations are as follows:

	Year Ended	3 Month Transition Period Ended	Years Ended
	9/30/04	9/30/03	6/30/03	6/30/02

Current:
Federal	$(13,542)	$—	$(14,951)	$(14,010)
State	264	—	168	230
Foreign	2,517	9	(32)	385

Total current	$(10,761)	$9	$(14,815)	$(13,395)
Deferred:
Federal	$—	$—	$11,933	$(2,039)
State	—	—	3,328	(613)

Total deferred	$—	$—	$15,261	$(2,652)

Total tax provision (benefit)	$(10,761)	$9	$446	$(16,047)

             The reconciliation of income tax attributable to continuing operations, computed at the U.S. federal statutory tax rate of 35%, to the actual provision for income taxes in each period, is as follows:

	Year Ended	3 Month Transition Period Ended	Years Ended
	9/30/04	9/30/03	6/30/03	6/30/02

Tax at United States statutory rates	$(6,697)	$(965)	$(29,614)	$(25,175)
State income taxes, net of federal tax benefit	(809)	(63)	(3,573)	(464)
Nondeductible acquisition valuation items	—	—	2,316	—
Incremental tax on foreign earnings	1,960	152	(774)	(2,289)
Revision of estimate for tax accruals, net of deferred tax asset
valuation allowance	(5,675)	1,261	32,457	12,796
Extraterritorial income exclusion	—	(45)	(193)	(265)
Other, net	460	(331)	(173)	(650)

Net tax provision (benefit)	$(10,761)	$9	$446	$(16,047)

             Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of our deferred tax assets and liabilities as of September 30, 2004 and September 30, 2003 are as follows:

	September 30, 2004	September 30, 2003

Deferred tax assets:
Accrued expenses	$2,038	$1,665
Asset basis differences	1,885	—
Inventory	4,030	3,749
Employee compensation and benefits	4,440	4,916
Environmental reserves	1,556	3,123
Postretirement health benefits	11,005	11,207
Net operating loss and credit carryforwards	67,620	57,048
Other	6,020	9,250
Pensions	21,916	21,282

Total deferred tax assets	$120,510	$112,240
Less: Valuation allowance	(95,904)	(85,204)

Net deferred tax assets	$24,606	$27,036

Deferred tax liabilities:
Asset basis differences	$—	$(1,698)
Pensions	(24,606)	(25,338)

Total deferred tax liabilities	$(24,606)	$(27,036)

Net deferred tax assets (liabilities)	$—	$—

             The net changes in the total valuation allowance was an increase of $10,700 in fiscal 2004, an increase of $357 in the transition period ended September 30, 2003, a decrease of $25,748 in fiscal 2003 and an increase of $26,797 in fiscal 2002. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and income tax planning strategies in making this assessment.  Based on this analysis at September 30, 2004, we have established a full valuation allowance against the net deferred tax assets.

             The amounts included in the balance sheet are as follows:

	Sept. 30 2004	Sept. 30, 2003

Other current assets	$18	$—

Noncurrent deferred tax assets	$—	$—

Current liabilities:
Deferred income taxes	$—	$—
Other current	173	—

	$173	$—

Noncurrent income tax liabilities:
Noncurrent deferred	$—	$—
Other noncurrent	41,473	68,492

	$41,473	$68,492

             In 2004 we recorded a federal income tax benefit of $26,978 ($13,542 in continuing operations and $13,436 in discontinued operations) which results from two items.  The first is the tax effect from the carryback of net operating losses of $39,397 arising from the periods July 1, 2003 to September 30, 2003 and October 1, 2003 to September 30, 2004 which reduce the noncurrent income tax liability of $68,492 at June 30, 2003.  The second is the $13,436 favorable resolution of the tax audit of Kaynar Technologies, Inc. for its final year ended April 20, 1999 and the Fairchild year ended June 30, 1999.  Our noncurrent income tax liabilities of $41,473 includes additional tax and interest we may be required to pay if our tax positions are not sustained with respect to the sale of several businesses, and if our repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended.

             We maintain a very complex structure in the United States and overseas, particularly due to the large number of acquisitions and dispositions that have occurred, along with other tax planning strategies.  The noncurrent income tax liability is after utilization of available net operating loss carryforwards, temporary differences, and permanent differences between the financial statement carrying amounts of assets and liabilities which we have sold in prior years and their respective tax bases. Our management performs a comprehensive review of its worldwide tax positions on at least an annual basis.

            At September 30, 2004, we have a $4,515 unused alternative minimum tax credit carryforward that does not expire and $179,201 of federal operating loss carryforwards expiring as follows: $23,946 in 2018; $60,868 in 2019; $51,326 in 2020; $4,209 in 2021; $11,448 in 2023; and $27,404 in 2024. These federal income tax loss carryforwards may be reduced by adjustments during the income tax audits of 1995 to 1998 or 2000 to 2004, which have not been completed.  As the periods of assessment for 1995 to 2000 have expired, additional tax may be collected from us only for 2001 to 2004.  Nonetheless, the tax losses of $185,168 arising in 1995, 1997, 1998, 1999 and 2000 may still be reduced for determining the proper amount of net operating loss available to be carried forward to years after 2000.  The gain we reported between 1995 to 2004, for federal income tax, may be significantly increased if our tax position is not sustained with respect to the sales of several businesses; and the repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended.  If all of these adjustments were made for 1995 to 2004, the federal income tax loss carryforwards would be substantially reduced, and we may be required to pay additional tax and interest of up to $41.5 million, which has already been provided.  The amount of additional tax and interest to be paid by the Company depends on the amount of income tax audit adjustments, which are made and sustained for 1995 to 2004.  These adjustments, if any, would be made at a future date, which is presently uncertain, and therefore we cannot predict the timing of cash outflows.  To the extent a favorable final determination of the recorded income tax liabilities occurs, appropriate adjustments will be made to decrease the recorded tax liability in the year such favorable determination will occur.  It is presently uncertain when a final determination will occur since no Internal Revenue Service audits of 1995 to 1998 or 2000 to 2003 have been completed.

             Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent we intend to repatriate such earnings. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently reinvested, or which would be offset by allowable foreign tax credits. As of September 30, 2004, the cumulative unremitted losses of those foreign subsidiaries and affiliates for which deferred taxes have not been provided were $3,846.

             In the opinion of our management, adequate provision has been made for all income taxes and interest; and any liability that may arise for prior periods will not have a material effect on our financial condition or our results of operations.

10.     EQUITY SECURITIES

        We had 22,573,204 shares of Class A common stock and 2,621,412 shares of Class B common stock outstanding at September 30, 2004. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. During the fiscal 2004, 90 shares of Class B common stock were exchanged for Class A common stock and we issued 10,500 shares of Class A common stock as a result of the exercise of stock options.

11.     STOCK OPTIONS

      Stock Options

        We maintain stock option plans under which officers, key employees, and non-employee directors may be granted options to purchase shares of our authorized but unissued common stock. The purpose of the stock option plans are to encourage continued employment, maintain our ability to attract and retain highly qualified and competent persons to serve as our outside directors, encourage ownership of Class A common stock by our officers, key employees, and non-employee directors, and to provide additional incentive to promote our success.

        The 1986 non-qualified and incentive stock option plan authorized the issuance of 5,141,000 shares of our Class A common stock upon the exercise of stock options issued under the plan. The 1986 stock option plan authorizes the granting of options at not less than the market value of the common stock at the time of the grant. The option price is payable in cash or, with the approval of our compensation and stock option committee of the Board of Directors, in “mature” shares of common stock, valued at fair market value at the time of exercise. The options normally vest by twenty-five percent at the end of each of the first four years and terminate five years from the date of grant, or for a stipulated period of time after an employee’s death or termination of employment. Proceeds received from exercises of stock options are credited to common stock and additional paid-in capital. The 1986 plan expires on April 9, 2006; however, all stock options outstanding as of April 9, 2006 will continue to be exercisable pursuant to their terms.

        The 1996 non-employee directors’ stock option plan authorized the issuance of 250,000 shares of our Class A common stock upon the exercise of stock options issued under the plan. The 1996 non-employee directors’ stock option plan authorizes the granting of options at the market value of the common stock on the date of grant. An initial stock option grant for 30,000 shares of Class A common stock is made to each person who becomes a new non-employee Director, with the options vesting 25% each year from the date of grant. On the date of each annual meeting, each person elected as a non-employee Director is granted an option for 1,000 shares of Class A common stock that vest immediately. The exercise price is payable in cash or, with the approval of our compensation and stock option committee, in shares of Class A or Class B common stock, valued at fair market value at the date of exercise. All options issued under the 1996 non-employee directors’ stock option plan terminate five years from the date of grant or a stipulated period of time after a non-employee Director ceases to be a member of the Board.

        At our Annual meeting of Shareholders held in November 2001, our shareholders approved the 2001 non-employee directors’ stock option plan, pursuant to which non-employee directors were issued stock options for 86,942 shares, in the aggregate, immediately after the 2001 Annual Meeting. The stock options issued under the 2001 non-employee directors’ stock option plan are not available for future grants. These options vest by twenty-five percent at the end of each of the first four years and terminate five years from the date of grant, or a stipulated period of time after a non-employee Director ceases to be a member of the Board.

        At our Annual meeting of Shareholders held in November 2000, our shareholders approved the 2000 non-employee directors stock option plan, pursuant to which each non-employee director was issued stock options for 7,500 shares (52,500 shares in the aggregate) immediately after the 2000 Annual Meeting. The stock options issued under the 2000 non-employee directors’ stock option plan are not available for future grants. These options vest by twenty-five percent at the end of each of the first four years and terminate five years from the date of grant, or a stipulated period of time after a non-employee Director ceases to be a member of the Board.

        Upon our April 8, 1999 merger with Banner Aerospace, all of Banner Aerospace’s stock options then issued and outstanding were converted into the right to receive 870,315 shares of our common stock. The stock options converted under the Banner Aerospace stock option plan are not available for future grants.

        A summary of stock option transactions under our stock option plans is presented in the following tables:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2001	1,923,342	11.92
Granted	563,764	2.98
Expired	(350,119)	14.50
Forfeited	(19,565)	7.79

Outstanding at June 30, 2002	2,117,422	9.18
Granted	197,917	5.03
Exercised	(6,711)	2.99
Expired	(539,715)	13.97
Forfeited	(124,425)	4.80

Outstanding at June 30, 2003	1,644,488	$7.40
Expired	(301,034)	12.15
Forfeited	(15,000)	3.10

Outstanding at September 30, 2003	1,328,454	$6.38
Granted	35,000	5.11
Exercised	(10,500)	2.49
Expired	(299,411)	9.90
Forfeited	(500)	3.10

Outstanding at September 30, 2004	1,053,043	$5.37

Exercisable at June 30, 2002	1,174,329	$12.46
Exercisable at June 30, 2003	946,910	$9.61
Exercisable at September 30, 2003	864,471	$7.57
Exercisable at September 30, 2004	787,015	$5.82

        A summary of options outstanding and exercisable at September 30, 2004 is presented as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Contract Life	Number Exercisable	Weighted Average Exercise Price

$2.35 - $3.10	470,838	3.00	2.0 years	340,143	3.03
$3.11 - $5.99	231,917	5.04	3.1 years	105,959	5.03
$6.00 - $8.625	256,065	6.52	0.8 years	246,690	6.54
$8.626 - 13.624	1,576	10.39	1.0 years	1,576	10.39
$13.625 - $14.99	92,647	14.99	0.7 years	92,647	14.99

$2.35 - $14.99	1,053,043	5.37	1.8 years	787,015	5.82

Stock Option Deferral Plan

        On November 17, 1998, our shareholders approved a stock option deferral plan. Pursuant to the stock option deferral plan, certain officers and directors may, at their election, defer payment of the “compensation” they receive in a particular year or years from the exercise of stock options. “Compensation” means the excess value of a stock option, determined by the difference between the fair market value of shares issueable upon exercise of a stock option, and the option price payable upon exercise of the stock option. An officer’s or director’s deferred compensation is payable in the form of “deferred compensation units,” representing the number of shares of common stock that the officer or director is entitled to receive upon expiration of the deferral period. The number of deferred compensation units issueable to an officer or director is determined by dividing the amount of the deferred compensation by the fair market value of our stock as of the date of deferral. The stock option deferral plan will end in February 2005, at which time the deferred compensation units will be issued.

Shares Available for Future Issuance

        We were prohibited from granting stock options since December 30, 2003, due to our inability to provide one year of audited financial statements of the companies we acquired on November 1, 2003, collectively now known as Fairchild Sports. Immediately after the filing of this annual report, we will ask the Securities and Exchange Commission to consider accepting our audited financial statements, which includes eleven months of results from the acquired businesses, to satisfy our requirement under Item 305, of Regulation S-X. If our request is approved we will again be able to grant stock options. The following table reflects a summary of the shares that could be issued under our stock option and stock deferral plans at September 30, 2004:

Securities to be issued upon:	1986 Plan	1996 Directors Plan	2000 Directors Plan	2001 Directors Plan	Banner Plan	Stock Deferral Plan	Total

Exercise of outstanding options	782,378	44,500	52,500	79,442	94,223	—	1,053,043
Weighted average option exercise price	$4.34	$5.96	$6.00	$2.35	$14.91	—	$5.29
Options available for future grants	695,098	203,500	—	—	—	—	898,598
Issuance of deferred compensation units	—	—	—	—	—	271,014	271,014

Shares available for future issuance	695,098	203,500	—	—	—	271,014	1,169,612

12.   EARNINGS (LOSS) PER SHARE RESULTS

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Year Ended	3 Month Transition Period Ended	Years Ended

	9/30/04	9/30/03	6/30/03	6/30/02

Basic loss per share:
Loss from continuing operations	$(9,043)	$(2,534)	$(86,084)	$(56,018)

Weighted average common shares outstanding	25,192	25,184	25,170	25,155

Basic earnings per share:
Basic loss from continuing operations per share	$(0.36)	$(0.10)	$(3.42)	$(2.23)

Diluted loss per share:
Loss from continuing operations	$(9,043)	$(2,534)	$(86,084)	$(56,018)

Weighted average common shares outstanding	25,192	25,184	25,170	25,155
Diluted effect of options	antidilutive	antidilutive	antidilutive	antidilutive
Diluted effect of warrants	N/A	N/A	N/A	antidilutive

Total shares outstanding	25,192	25,184	25,170	25,155

Diluted earnings loss from continuing operations per share	$(0.36)	$(0.10)	$(3.42)	$(2.23)

        The computation of diluted loss from continuing operations per share for fiscal 2004, the three month transition period ended September 30, 2003, fiscal 2003, and fiscal 2002 excluded the effect of incremental common shares attributable to the potential exercise of common stock options outstanding, because their effect was antidilutive. For 2002, the computation of diluted loss from continuing operations per share for 2002 excluded the effect of incremental common shares attributable to the potential exercise of warrants outstanding, because their effect was antidilutive.

13.     RELATED PARTY TRANSACTIONS

             We paid for a chartered helicopter used for business related travel. The owner of the chartered helicopter was a company controlled by Mr. Jeffrey Steiner. That company sold its helicopter in 2003. The cost for such flights that we were charged was 95% of comparable rates charged in arm’s length transactions between unaffiliated third parties. We paid approximately $308 for the helicopter in 2003.

             We used a chartered aircraft owned by an affiliate of Mr. Jeffrey Steiner.  Cost for such flights charged to us for business related travel was 95% of comparable rates to those charged in arm’s length transactions between unaffiliated third parties.  Total amount paid by the Company in fiscal 2003 was $568, all of which was included as a prepayment at June 30, 2003, for the future use of the aircraft. The affiliate of Mr. Steiner sold its aircraft in 2004.  At the time of the sale, we were reimbursed $153 for the remaining unused portion of the prepayment.

             We paid for the maintenance and upkeep of an apartment located in Paris France and used by us from time to time for business related travel by Mr. Eric Steiner. The owner of the apartment was a company controlled by the Steiner Family, which sold its apartment in 2004. We believe our cost for such apartment was significantly less than the cost of similar accommodations for our business related travel. The total amounts paid for such apartment expenses was approximately, $43 in fiscal 2004, $7 for the three month transition period ended September 30, 2003, $66 in 2003, $25 in 2002.

        We have extended loans to purchase our Class A common stock to certain members of our senior management and Board of Directors, for the purpose of encouraging ownership of our stock, and to provide additional incentive to promote our success. The loans are non-interest bearing, have maturity dates ranging from 1 month to 3¼ years, and become due and payable immediately upon the termination of employment for senior management, or director affiliation with us for a director. As of September 30, 2004, approximately $106 of indebtedness was owed to us by each of Mr. Caplin, Mr. Harris, Ms. Hercot, Mr. Flynn, Mr. Lebard, Mr. Miller, Mr. Richey, Mr. E. Steiner, and Mr. J. Steiner. On September 30, 2004, Mr. Gerard and Mr. Kelley owed us approximately $99 and $50, respectively. During 2004, the largest aggregate balance of indebtedness outstanding under the officer and director stock purchase program was approximately $175 from each of Mr. Flynn, Mr. Miller, Mr. Persavich, Mr. E. Steiner and Mr. J. Steiner; $167 from Ms. Hercot; $106 from each of Mr. Caplin, Mr. Harris, Mr. Lebard, and Mr. Richey; $99 from Mr. Gerard; and $50 from Mr. Kelley. In fiscal 2003, the Board of Directors extended by five years the expiration date of the loan to Mr. Kelley, who was not deemed an executive officer. We recognized compensation expense of $9 in 2003, as a result of favorable terms granted to the recipient of the loan extension. In accordance with the Sarbanes-Oxley Act, no new loans will be made to executive officers or directors.

        On September 30, 2004, we owed remaining amounts for change of control payments of $3,140 to Mr. J. Steiner. The amount owed to Mr. J. Steiner is payable to him upon his termination of employment with us. On September 30, 2004, deferred compensation of $64 and $753 was due from us to Mr. E. Steiner and Mr. J. Steiner, respectively.

        In December 2004, Mr. J. Steiner reimbursed us $421 for personal expenses that we paid on his behalf, which were outstanding as of September 30, 2004. At no time during 2004, did amounts due to us from Mr. J. Steiner exceed the amount of the after-tax salary on deferrals we owed to him.

        Subject to the approval of the Compensation and Stock Option Committee, our Unfunded Supplemental Executive Retirement Plan (SERP) permits participants who are over retirement age, to elect to receive retirement advances on an actuarially reduced basis. During fiscal 2004, Mr. Jeffrey Steiner received pre-retirement distributions from the Unfunded SERP (representing a partial distribution of his vested benefits) in the amount of $1,990 in fiscal 2004; $350 for the three month transition period ended September 30, 2003; and $62 in fiscal 2003.

        Natalia Hercot (daughter of Jeffrey Steiner) is a Vice President of the Company, for which she was compensated $12 in the 2004 Transition Period and $50 in the 2004 Fiscal Year. Natalia Hercot’s current salary is €38 (approximately $47) per year, and she also serves as the manager of the Fairchild France branch in Paris.

        During the 2004 Transition Period and the 2004 Fiscal Year, Phillipe Hercot, son-in-law of Jeffrey Steiner, subleased a room in our Paris office and paid arm’s length rent to the Company.

        During 2004, we paid $35 for security protection at the Steiner Family residence in France.

        During 2004, the three month transition period ended September 30, 2003, and fiscal 2003, we reimbursed $286, $140, and $75, respectively, to Mr. J. Steiner, representing a portion of out-of-pocket costs he incurred personally in connection with the entertainment of third parties, which may benefit the Company.

Mr.	Klaus Esser’s brother is an employee of PoloExpress. His current salary is approximately $88,000 per year.

        Over the past several years, we have disclosed certain legal proceedings in France involving Mr. Jeffrey Steiner (Chairman and Chief Executive officer of the Company), relating to the alleged improper use of funds of Elf Acquitaine (a French petroleum company). The Company has been informed by Mr. Steiner that the French court has ordered that the surety (caution) in the amount of approximately $1.5 million previously deposited by the Company in the court be applied against a fine and civil judgment rendered by the court against Mr. Steiner. A special committee consisting of all of the Company’s independent directors has been formed to review issues arising from these proceedings, including, among other things, reimbursement of approximately $5.5 million for legal fees and other amounts advanced by the Company on behalf of Mr. Steiner in connection with the proceedings.

14.   LEASES

      Operating Leases

             We hold certain of our facilities and equipment under long-term leases.  The minimum rental commitments under non-cancelable operating leases from both continuing and discontinued operations with lease terms in excess of one year, for each of the five years following September 30, 2004, are as follows: $20,444 for 2005; $16,383 for 2006; $13,538 for 2007; $11,165 for 2008; $7,809 for 2009; and $26,818 thereafter.  Rental expense on operating leases from both continuing and discontinued operations was $21,047 for fiscal 2004, $861 for the three month transition period ended September 30, 2003, $2,246 for fiscal 2003, and $9,279 for fiscal 2002. In addition, we have rental expense, net of sublease income, of $139 for 2005, $85 for 2006 and $23 for 2007.

           Capital Leases

             Minimum commitments under capital leases for each of the five years following September 30, 2004, are $1,579 for 2005; $1,338 for 2006; $821 for 2007; and $0 thereafter. At September 30, 2004, the present value of capital lease obligations was $3,378. Capital assets leased and included in property, plant, and equipment consisted of:

	Sept. 30, 2004	Sept. 30, 2003

Machinery and equipment	$3,996	$90
Transportation vehicles	44	44
Other	330	—
Less: Accumulated depreciation	(646)	(45)

	$3,724	$89

           Leasing Operations

             Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York and also owns and leases a 208,000 square foot manufacturing facility located in Fullerton, California. Rental revenue is recognized as lease payments are due from tenants, and the related costs are amortized over their estimated useful life. The future minimum lease payments to be received from non-cancelable operating leases on September 30, 2004 are $7,576 in 2005; $7,582 in 2006; $7,547 in 2007; $6,870 in 2008; $6,801 in 2009; and $32,620 thereafter. Certain tenants of the shopping center have options to extend their lease term by an additional 5 to 35 years. Rental property we have leased to third parties under operating leases consists of the following:

	Sept. 30, 2004	Sept. 30, 2003

Land and improvements	$25,242	$27,727
Buildings and improvements	57,506	59,259
Tenant improvements	12,956	12,248
Less: Accumulated depreciation	(12,603)	(9,601)

	$83,101	$89,633

15. CONTINGENCIES

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

        In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition. In addition, we have identified several areas of potential contamination related to, or arising from other facilities owned, or previously owned, by us, that may require us either to take corrective action or to contribute to a clean-up. We are also a defendant in several lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters, and for injuries to persons or property allegedly caused thereby, and we have been alleged to be a potentially responsible party at various “superfund” sites. We believe that we have recorded adequate accruals in our financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any environmental liability, unless such parties are contractually obligated to contribute and are not disputing such liability.

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

        In 2004, we recorded a $7.6 million expense in discontinued operations for environmental matters. As of September 30, 2004, the consolidated total of our recorded liabilities for environmental matters was approximately $12.1 million, which represented the estimated probable exposure for these matters. On September 30, 2004, $3.8 million of these liabilities were classified as other accrued liabilities and $8.3 million were classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $17.3 million.

        The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $8.4 million, for our fastener business. To date, Alcoa has contacted us concerning potential environmental and legal claims which, while disputed, could consume up to $6.0 million of the $8.4 million accrual for the indemnification liability. Accordingly, there is no additional accrual for these environmental claims at September 30, 2004.

      Asbestos Matters

        On January 21, 2003, we and one of our subsidiaries were served with a third-party complaint in an action brought in New York by a non-employee worker and his spouse alleging personal injury as a result of exposure to asbestos-containing products. The defendant, which is one of many defendants in the action, had purchased a pump business from us, and asserts the right to be indemnified by us under its purchase agreement. This case was discontinued as to all defendants, thereby extinguishing the indemnity claim against us in the instant case. However, the purchaser has notified us of, and claimed a right to indemnity from us in relation to many other asbestos-related claims filed against it. We have not received enough information to assess the impact, if any, of the other claims. During the last fifteen months, we have been served directly by plaintiffs’ counsel in eleven cases related to the same pump business. Two of the eleven cases were dismissed as to all defendants, based upon forum objections. We, in coordination with our insurance carriers, intend to aggressively defend ourselves against these claims.

        During the same period, we have resolved nine similar (non-pump business) asbestos-related lawsuits that were previously served upon the Company. In seven cases, we were voluntarily dismissed, without payment of consideration to plaintiffs. The remaining two cases were settled for nominal amounts.

        Our insurance carriers have participated in the defense of all of the aforementioned asbestos claims, both pump and non-pump related. Although insurance coverages vary, depending upon the policy period(s) and product line involved in each case, management believes that our insurance coverage levels are adequate, and that asbestos claims will not have a material adverse effect on our financial condition, futures results of operation, or net cash flow.

      Other Matters

        Two actions, styled Noto v. Steiner, et al., and Barbonel v. Steiner, et al., were commenced on November 18, 2004, and November 23, 2004, respectively, in the Court of Chancery of the State of Delaware in and for Newcastle County, Delaware. The plaintiffs allege that each is a shareholder of The Fairchild Corporation and purport to bring actions derivatively on behalf of the Company, claiming, among other things, that Fairchild executive officers have received excessive pay and prerequisites in violation of fiduciary duties to the Company. The Company expects the two actions to be consolidated for trial. The complaints name, as defendants, all of the Company’s directors, its Chairman and Chief Executive Officer, its President and Chief Operating Officer, its Chief Financial Officer, and its General Counsel. The Company has reported the matters to its insurance carriers and intends to defend the allegations.

        We have an unsettled demand from Alcoa to pay $8.2 million as a post-closing balance sheet adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital at March 31, 2002. In addition, Alcoa has asserted other claims which, if proven, would, according to Alcoa, aggregate in excess of $5.0 million. If Alcoa is correct and these other claims exceed $5.0 million, we may be required to reimburse Alcoa for the full amount, without benefit of a threshold set forth in the acquisition agreement under which we sold our fastener business to Alcoa. On March 5, 2004, Alcoa paid us approximately $4.8 million of $8.8 million due to us from the $12.5 million we earned for commercial aircraft deliveries in 2003, less amounts we settled with Alcoa for accounts receivable, taxes, and liabilities to former employees. Alcoa, without our authorization, held back “in escrow” $4.0 million, which Alcoa agreed was due to the Company, pending resolution of a post-closing balance sheet adjustment dispute. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At September 30, 2004, we had not recorded an accrual for these disputes with Alcoa.

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

16.     BUSINESS SEGMENT INFORMATION

        Our business consists of three segments: sports & leisure, aerospace, and real estate operations. Our sports & leisure segment is engaged in the design and retail sale of protective clothing, helmets and technical accessories for motorcyclists in Europe and the design and distribution of apparel and helmets in the United States. Our aerospace segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies worldwide and also manufactures airframe components. Our real estate operations segment owns and leases a shopping center located in Farmingdale, New York, and owns and rents an improved parcel located in Southern California. The following table provides the historical results of our operations.

	Sports & Leisure (a)	Aerospace (c)	Estate	Real and Other	Corporate Total

Fiscal 2004:
Revenues	$242,732	$85,667	$9,926	$21	$338,346
Operating income (loss) (b)	7,308	3,219	2,768	(22,483)	(9,188)
Capital expenditures	10,500	423	955	1,478	13,356
Depreciation and amortization	3,722	1,725	3,171	636	9,254
Identifiable assets at Sept. 30	161,517	52,618	130,569	183,400	528,104
Transition period ended9/30/03:
Revenues	$—	$16,945	$2,304	$3	$19,252
Operating income (loss)	—	(128)	850	(6,404)	(5,682)
Capital expenditures	—	104	991	97	1,192
Depreciation	—	507	759	116	1,382
Identifiable assets at Sept. 30 (e)	—	52,506	122,241	202,660	377,407
Fiscal 2003:
Revenues	$—	$68,795	$8,699	$25	$77,519
Operating income (loss) (c)	—	(6,637)	2,735	(44,525)	(48,427)
Capital expenditures	—	679	8,793	389	9,861
Depreciation and goodwill
impairment (c)	—	8,721	2,927	624	12,272
Identifiable assets at June 30 (e)	—	56,134	122,458	211,957	390,549
Fiscal 2002:
Revenues	$—	$76,531	$7,159	$—	$83,690
Operating income (loss) (d)	—	(3,697)	1,550	(18,875)	(21,022)
Capital expenditures	—	889	1,122	439	2,450
Depreciation	—	1,880	2,744	537	5,161
Identifiable assets at June 30 (e)	—	726,522	120,320	145,276	992,118
(a)	The results of the sports & leisure segment reflect 11 months of activity since our acquisition on November 1, 2003.

(b)	Fiscal 2004 results include impairment expenses of $1.2 million to write down the value of a landfill development partnership, in which we are a limited partner and are required to consolidate in accordance with FASB Interpretation 46R.

(c)	Fiscal 2003 results include impairment expenses of $6.6 million to write down goodwill at our aerospace segment and the $0.1 million write down of intangible assets of a start-up company in our corporate and other segment.

(d)	Fiscal 2002 results include impairment expenses of $3.0 million in the aerospace segment and $0.4 million in the real estate operations segment.

(e)	Identifiable assets in the aerospace segment included short term and long term assets for discontinued operations of $177, $853, and $670,914 at September 30, 2003, June 30, 2003, and June 30, 2002 respectively.

17.  FOREIGN OPERATIONS AND EXPORT SALES

        Our operations are located primarily in the United States and Europe. All rental revenue is generated in the United States. Inter-area sales are not significant to the total sales of any geographic area. Sales by geographic area are attributed by country of domicile of our subsidiaries. Our financial data by geographic area is as follows:

	United States	Europe	Australia	Other	Total

Fiscal 2004:
Revenues by geographic area	$132,712	$205,633	$—	$1	$338,346
Operating income (loss) by geographic area	(12,316)	3,272	—	(144)	(9,188)
Loss from continuing operations before taxes	(18,067)	(1,153)	—	(145)	(19,365)
Identifiable assets by geographic area at September 30 (a)	331,069	193,855	—	3,180	528,104
Long-lived assets by geographic area at September 30 (b)	262,604	53,111	—	3,180	318,895
Three month transition period ended September 30, 2003:
Revenues by geographic area	$19,249	$—	$—	$3	$19,252
Operating loss by geographic area	(4,718)	(827)	—	(137)	(5,682)
Loss from continuing operations before taxes	(1,786)	(839)	—	(135)	(2,760)
Identifiable assets by geographic area at September 30 (a)	357,994	15,908	—	3,505	377,407
Long-lived assets by geographic area at September 30 (b)	261,828	8,235	—	3,437	273,500
Fiscal 2003:
Revenues by geographic area	$77,494	$—	$—	$25	$77,519
Operating loss by geographic area	(47,428)	(709)	—	(290)	(48,427)
Loss from continuing operations before taxes	(85,080)	(710)	—	(294)	(86,084)
Identifiable assets by geographic area at June 30 (a)	388,996	1,419	—	134	390,549
Long-lived assets by geographic area at June 30 (b)	272,597	319	—	8	272,924
Fiscal 2002:
Revenues by geographic area	$83,690	$—	$—	$—	$83,690
Operating income (loss) by geographic area	(23,181)	2,159	—	—	(21,022)
Earnings (loss) from continuing operations before taxes	(74,084)	2,157	—	—	(71,927)
Identifiable assets by geographic area at June 30 (a)	803,146	179,224	8,079	1,669	992,118
Long-lived assets by geographic area at June 30 (b)	322,457	39,847	1,575	848	364,727

(a)	Identifiable assets related to discontinued operations in the United States were $853 at June 30, 2003. Identifiable assets related to discontinued operations in the United States, Europe, Australia, and Other were $470,699, $178,714, $8,079, $1,669 at June 30, 2002, respectively.

(b)	Long-lived assets related to discontinued operations in the United States were $125 at June 30, 2003. Long-lived assets related to discontinued operations in the United States, Europe, Australia, and Other were $85,068, $39,847, $1,575, $848 at June 30, 2002.

        Export sales are defined as sales by our continuing operations located in the United States to customers in foreign regions. Export sales were as follows:

	Europe	Canada	Japan	Asia (without Japan)	South America	Other	Total

Fiscal 2004	$8,227	$10,705	$6,489	$3,087	$2,770	$3,175	$34,453
Three Month Transition period
ended Sept. 2003	1,499	304	1,284	947	497	570	5,101
Fiscal 2003	6,402	2,043	5,453	687	3,131	4,277	21,993
Fiscal 2002	7,751	1,546	5,019	451	5,069	2,905	22,741

18.   QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table of quarterly financial data has been prepared from our financial records, without audit, and reflects all adjustments which are, in the opinion of our management, necessary for a fair presentation of the results of operations for the interim periods presented.

	3 Month Transition Period Ended	Fiscal 2004 Quarters Ended

	9/30/03	12/31/03	3/31/04	6/30/04	9/30/04

Net revenues	$19,252	$44,224	80,109	$117,359	$96,655
Gross profit	4,345	13,957	29,810	46,092	35,351
Earnings (loss) from continuing operations	(2,534)	(6,574)	(14,853)	9,874	2,509
Per basic and diluted share	(0.10)	(0.26)	(0.59)	0.39	0.10
Earnings (loss) from discontinued operations	(301)	(1,525)	(588)	(3,631)	(4,810)
Per basic and diluted share	(0.01)	(0.06)	(0.02)	(0.14)	(0.19)
Gain on disposal of discontinued operations (a)	—	5,934	2,759	809	19
Per basic and diluted share	—	0.23	0.10	0.03	—
Net earnings (loss)	(2,835)	(2,165)	(12,682)	7,052	11,154
Per basic and diluted share	(0.11)	(0.09)	(0.51)	0.28	0.44
Market price range of Class A Stock:
High	5.04	5.37	5.75	5.08	4.59
Low	3.99	4.50	4.94	4.08	3.73
Close	4.95	5.04	4.98	4.28	3.98

	Fiscal 2003 Quarters Ended

	9/29/02	12/29/02	3/30/03	6/30/03

Net revenues	$19,294	$20,760	$16,773	$20,692
Gross profit	4,646	4,576	3,814	4,026
Loss from continuing operations	(13,971)	(47,820)	(6,874)	(17,419)
Per basic and diluted share	(0.56)	(1.90)	(0.27)	(0.69)
Earnings (loss) from discontinued operations	6,663	1,926	(763)	(4,718)
Per basic and diluted share	0.26	0.08	(0.03)	(0.19)
Gain on disposal of discontinued operations (a)	—	40,002	80	(10,298)
Per basic and diluted share	—	1.59	—	(0.41)
Net earnings (loss)	(7,308)	(5,892)	(7,557)	(32,435)
Per basic and diluted share	(0.30)	(0.23)	(0.30)	(1.29)
Market price range of Class A Stock:
High	6.00	5.71	5.09	5.15
Low	3.01	4.50	4.20	4.03
Close	5.15	5.00	4.49	4.03
(a)

Our reported results for each quarter in fiscal 2004 and the second quarter and fourth quarter of 2003 reflect the gain recognized on the sale of the fasteners business, net of related tax adjustments.

19.     PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

        The following table sets forth our unaudited pro forma results of operations for fiscal 2004, the three month transition periods ended September 30, 2003, fiscal 2003 and fiscal 2002, reflecting our acquisition of Hein Gericke, PoloExpress and IFW (completed on November 1, 2003), and the disposition of our fastener business (December 3, 2002). The pro forma results are based on our historical financial statements and the historical financial statements of the operations and entities we acquired. The prior period historical results of the operations and entities we acquired are based upon the best information available to us, but these financial statements were not audited. The unaudited pro forma statements of operations give effect to each of these transactions as if the transactions occurred at the beginning of each reporting period. The pro forma financial results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of each reporting period.

	Year Ended	3 Month Transition Period Ended	Years Ended

	9/30/04	9/30/03	6/30/03	6/30/02

Net revenues	$349,432	$88,985	$331,858	$411,015
Operating loss	(9,894)	(1,465)	(44,510)	(48,878)
Earnings (loss( from continuing operations	(9,930)	1,071	(88,341)	(89,498)
Earnings (loss) from continuing operations, per share	$(0.39)	$0.04	$(3.51)	$(3.55)

20.     RESTRUCTURING CHARGES

        Restructuring charges of $563 in 2004 included the costs to close all fifteen of the GoTo Helmstudio retail locations in Germany. All of the charges were the direct result of activities that occurred as of June 30, 2004. The restructuring charges included an accrual of $428 for the remaining lease costs of the closed stores, $124 for the write-off of store fittings and $11 for severance. These costs were classified as restructuring and were the direct result of a formal plan to close the GoTo Helmstudio locations and terminate its employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring costs will result in future increases in earnings or represent an accrual of future costs of our ongoing business.

21.     DISCONTINUED OPERATIONS

      Fastener Business

        On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. The cash received from Alcoa is subject to a post-closing balance sheet adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital as of March 31, 2002. During the four-year period from 2003 to 2006, we are entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of threshold levels, up to a maximum of $12.5 million per year. The threshold aircraft delivery levels are 505 in 2003; 515 in 2004; 570 in 2005; and 650 in 2006.

        Based upon the Greenslet report included in the Airline Monitor issued on February 10, 2004, 579 commercial aircraft were delivered by Boeing and Airbus in 2003. These deliveries exceeded the target threshold for aircraft deliveries of 505 commercial aircraft in 2003. Accordingly, we earned $12.5 million of additional proceeds from Alcoa and we have recognized this amount as a gain on disposal of discontinued operations in 2004. From this amount, we reimbursed Alcoa approximately $1.2 million for taxes Alcoa had paid that were attributable to periods prior to December 3, 2002 (the date of the sale), 2.2 million to settle Alcoa's claims with respect to uncollected accounts receivable and agreed to split equally a $0.7 million claim Alcoa had made with respect to bonus payments of certain foreign employees of the business Alcoa acquired from the Company. The taxes were primarily property taxes and non-income taxes paid after December 3, 2002 in foreign countries for periods prior to the date of sale. There were accounts receivable on the closing date balance sheet at the date of the sale to Alcoa. Alcoa had the right to require us to repurchase any of these accounts receivable which were uncollected by Alcoa as of June 3, 2003 (six months after the date of sale). In 2004, we paid Alcoa $2.2 million to settle its claims arising from these uncollected receivables. Since that time, several of the account debtors have made payments to Alcoa; and in July 2004, Alcoa reimbursed us $1.0 million for these accounts receivable it collected through March 31, 2004. We have also collected $0.5 million of these accounts receivables.

        As a result of the aircraft delivery earn-out, offset partially by the settlement for taxes, accounts receivable, former employee bonus payments, and other items, we recorded a $9.5 million gain on disposal of discontinued operations for 2004. Alcoa, without our authorization, held back “in escrow” $4.0 million, which Alcoa agreed was due to the Company, pending resolution of the post-closing balance sheet matter. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At September 30, 2004, we had not recorded an accrual for the $4.0 million of cash held back by Alcoa.

        On December 3, 2002, we deposited with an escrow agent $25 million to secure indemnification obligations we may have to Alcoa. The escrow period remains in effect to December 2, 2007, but funds may be held longer if claims are timely asserted and remain unresolved. The escrow is classified in long-term investments on our balance sheet. In addition, for a period ending on December 2, 2007, we are required to maintain our corporate existence, take no action to cause our own liquidation or dissolution, and take no action to declare or pay any dividends on our common stock. (Please see Note 15 for further discussion).

      APS

        In February 2003, our Board of Directors adopted a formal plan for the sale of APS, a small operation in our aerospace manufacturing segment, which had been unprofitable. On January 23, 2004, we consummated a sale of substantially all of the physical assets of APS, for a nominal amount. Accordingly, the results of APS were reported as a discontinued operation.

        The results of the fastener business and APS are recorded as earnings from discontinued operations, the components of which are as follows:

	Year Ended	3 Month Transition Period Ended	Years Ended

	9/30/04	9/30/03	6/30/03	6/30/02

Net sales	$39	$390	$206,667	$547,562
Cost of goods sold	350	496	156,659	410,724

Gross margin	(311)	(106)	50,008	136,838
Selling, general & administrative expense (b)	10,473	195	45,421	88,748
Other (income) expense, net	(230)	—	1,201	(254)

Operating income	(10,554)	(301)	3,386	48,344
Net interest expense	—	—	373	1,409

Earnings from discontinued operations before income taxes	(10,554)	(301)	3,013	46,935
Income tax benefit (provision)	—	—	95	(865)

Net earnings from discontinued operations	$(10,554)	$(301)	$3,108	$46,070

(a)	The results presented for 2003 and 2002, include the operating activity of the fastener business, prior to its sale on December 3, 2002.

(b)	Included in selling, general and administrative expense for 2004 was a $0.8 million accrual established for a legal matter of a former subsidiary, and $7.6 million for environmental liabilities of operations previously discontinued.

        The assets and liabilities of APS were reported as assets and liabilities of discontinued operations at September 30, 2003, and were as follows:

September 30, 2003

Current assets of discontinued operations:
Accounts receivable	$18
Inventories	32
Prepaid expenses and other current assets	2

52

Noncurrent assets of discontinued operations:
Property, plant and equipment	71
Accumulated depreciation	(71)
Other assets	125

125

Current liabilities of discontinued operations:
Accounts payable	(5)
Accrued liabilities	(725)

(730)

Total net assets (liabilities) of discontinued operations	$(553)

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Changes in Internal Controls

        Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, which we refer to as the evaluation date. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. During the year ended September 30, 2004, we acquired Hein Gericke, PoloExpress, and IFW, and we are currently integrating the internal controls of the combined group. There were no other significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended September 30, 2004. In early 2005, a new ERP computer system, now operational at Polo, will be expanded to encompass the operations of Hein Gericke. We anticipate that the new ERP computer system will enable the business to operate in a more efficient manner and enhance internal controls.

ITEM 9B. OTHER INFORMATION

1.     We have disclosed in this report that the Company has not filed all reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.  The reasons for such non-compliance are as follows:  On November 1, 2003 we acquired Hein Gericke, IFW and PoloExpress.  On November 14, 2003, we filed a Form 8-K with the Securities and Exchange Commission announcing the acquisition and, on December 30, 2003, we filed an amendment to the Form 8-K, providing pro forma financial information. In the Form 8-K, we were unable to file audited financial statements of the acquired businesses because the outside auditors had audited less than 50% of the former parent of the acquired business, Eurobike AG, for the year ended September 30, 2002, and no audit was performed for the year ended September 30, 2003 because Eurobike AG and three of its operating subsidiaries went into bankruptcy. As the audit could not have been completed in time for us to meet the Form 8-K extended filing deadline, the Company decided not to incur audit fees, which would have been substantial, to have an audit completed for either of these periods.  On March 24, 2004, we formally requested the Securities and Exchange Commission to grant us a waiver from the 8-K requirements.  On March 30, 2004, we received a letter from the Securities and Exchange Commission, which did not require us to complete a preacquisition audit for the acquired businesses, but denied our request for a waiver of the 8-K requirements. Until we file audited financial statements of the acquired businesses, we are prohibited from using a short form registration statements (Form S-2 and Form S-3), from granting stock options, and from making public offerings under effective registration statements to any purchasers that are not accredited investors. Immediately after the filing of this annual report, we will ask the Securities and Exchange Commission to consider accepting our audited financial statements, which includes eleven months of results from the acquired businesses, to satisfy our requirement under Item 305, of Regulation S-X. If our request is approved, we will again be able to grant stock options and issue public offerings.

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

3.     Over the past several years, we have disclosed certain legal proceedings in France involving Mr. Jeffrey Steiner (Chairman and Chief Executive officer of the Company), relating to the alleged improper use of funds of Elf Acquitaine (a French petroleum company). The Company has been informed by Mr. Steiner that the French court has ordered that the surety (caution) in the amount of approximately $1.5 million previously deposited by the Company in the court be applied against a fine and civil judgment rendered by the court against Mr. Steiner. A special committee consisting of all of the Company’s independent directors has been formed to review issues arising from these proceedings, including, among other things, reimbursement of approximately $5.5 million for legal fees and other amounts advanced by the Company on behalf of Mr. Steiner in connection with the proceedings.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is incorporated herein by reference from the Fiscal 2004 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the Fiscal 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the Fiscal 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the Fiscal 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the Fiscal 2004 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(a)(1)     Financial Statements.

        All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K (see index on Page 24).

(a)(2)     Financial Statement Schedules.

        All financial schedules are omitted because they are included in the Consolidated Financial Statements, or are not required.

(a)(3)     Exhibits.

   A. Material Agreements of Acquisition or Disposition

2.1	Acquisition Agreement dated as of July 16, 2002 among Alcoa Inc., The Fairchild Corporation, Fairchild Holding Corp. and Sheepdog, Inc., with Exhibit A (Conveyance, Assignment, Transfer and Bill of Sale), Exhibit B (Undertaking and Indemnity Agreement) and Exhibit C (Escrow Agreement) attached thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated July 16, 2002) (incorporated by reference to the Registrant’s Report on Form 8-K dated December 3, 2002).

2.2

Amendment No. 1 to the Acquisition Agreement, dated as of December 3, 2002, to the AcquisitionAgreement, dated as of July 16, 2002, among Alcoa Inc., The Fairchild Corporation, Fairchild Holding Corp. and Sheepdog, Inc. (incorporated by reference to the Registrant’s Report on Form 8-K dated December 3, 2002) (incorporated by reference to the Registrant’s Report on Form 8-K dated December 3, 2002).

2.3	Purchase Contract, relating to the assets of Hein Gericke (the “Hein Gericke Purchase Contract”) executed October 11, 2003, among Fairchild Textil GmbH (as Purchaser), Eurobike Vermögensverwaltungs GmbH (as a Seller) and (as additional Sellers) the insolvency administrator Dr. Biner Bähr, acting in his capacity as insolvency administrator over the assets of (i) Hein Gericke-Holding GmbH, (ii) Hein Gericke Vertriebs GmbH, (iii) Paul A Boy GmbH and (iv) Eurobike AG (incorporated by reference to the Registrant’s Report on Form 8-K dated November 14, 2003).

2.4	Amendment to Purchase Contract, dated November 1, 2003, amending the Hein Gericke Purchase Contract referred to immediately above (incorporated by reference to the Registrant’s Report on Form 8-K dated November 14, 2003).

2.5	Purchase Contract, relating to the Sellers ownership interest in PoloExpress (the “PoloExpress Purchase Contract”), executed October 11, 2003, among Fairchild Textil GmbH (as Purchaser) and the following Sellers, Helmet House GmbH , BMJ Motorsport Vertriebs GmbH, and Eurobike AG (incorporated by reference to the Registrant’s Report on Form 8-K dated November 14, 2003).

2.6	Amendment to Purchase Contract, dated November 1, 2003, amending the PoloExpress Purchase Contract referred to immediately above (incorporated by reference to the Registrant’s Report on Form 8-K dated November 14, 2003).

2.7	Guaranties by The Fairchild Corporation, each dated November 1, 2003, to the Sellers of the Polo Express business, guaranteeing the deferred purchase price under the PoloExpress Purchase Contract (aggregate of EUR 20,000 Million) due no later than April 30, 2004 (incorporated by reference to the Registrant’s Report on Form 8-K dated November 14, 2003).

2.8	Contract, relating to Mr. Klaus Esser’s Ownership interest in PoloExpress ,executed October 11, 2003, between Fairchild Textil GmbH (as Purchaser) and Mr. Klaus Esser (as Seller) (incorporated by reference to the Registrant’s Report on Form 8-K dated November 14, 2003).

B.     Articles of Incorporation, Bylaws, and Instruments Defining Rights of Securities

3.1	Registrant’s Restated Certificate of Incorporation (incorporated by reference to Exhibit “C” of Registrant’s Proxy Statement dated October 27, 1989).

3.2	Certificate of Amendment to Registrant's Certificate of Incorporation, dated November 16, 1990, changing name from Banner Industries, Inc. to The Fairchild Corporation.

3.3	Registrant’s Amended and Restated By-Laws, as amended as of November 21, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 1996).

3.4	Amendment to the Company’s By-Laws, dated as of February 12, 1999 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

3.5	Amendment to the Company’s By-Laws, dated February 17, 2000, together with Charter for the Board’s Audit Committee, adopted on February 17, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2000).

3.6	Amendment to the Company's Charter of the Audit Committee dated May 10, 2001. 4.1 Specimen of Class A Common Stock certificate (incorporated by reference to Registration Statement No. 33-15359 on Form S-2).

4.2	Specimen of Class B Common Stock certificate (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1989).

4.3	Savings Plan for Employees of The Fairchild Corporation, amended and restated as of February 28, 2002 (incorporated by reference to the Registrant’s Report on Form S-8 dated August 6, 2002).

4.4	Savings Plan for Employees of The Fairchild Corporation Trust Agreement, dated February 1, 2002, between The Fairchild Corporation and Putnam Fiduciary Trust Company (incorporated by reference to the Registrant’s Report on Form S-8 dated August 6, 2002).

C. Material Contracts

C-1 (Stock Option Plans)

10.1	Amended and Restated 1986 Non-Qualified and Incentive Stock Option Plan, dated as of February 9, 1998 (incorporated by reference to Exhibit B of Registrant’s Proxy Statement dated October 9, 1998).

10.2	Amendment Dated May 7, 1998 to the 1986 Non-Qualified and Incentive Stock Option Plan (incorporated by reference to Exhibit A of Registrant’s Proxy Statement dated October 9, 1998).

10.3	1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit B of Registrant’s Proxy Statement dated October 7, 1996).

10.4	Stock Option Deferral Plan dated February 9, 1998 (for the purpose of allowing deferral of gain upon exercise of stock options) (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.5	Amendment to the Stock Option Deferral Plan, dated June 28, 2000 (for the purpose of making an equitable adjustment in connection with the spin off of Fairchild Bermuda and the receipt of Global Sources shares) (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.6	Amendment dated May 21, 1999, amending the 1996 Non-Employee Directors Stock Option Plan (for the purpose of allowing deferral of gain upon exercise of stock options) (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.7	2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix 2 of Registrant’s Proxy Statement dated October 10, 2000).

10.8	2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix 1 of Registrant’s Proxy Statement dated October 10, 2000).

C-2 (Employee Agreements)

10.9	Amended and Restated Employment Agreement between Registrant and Jeffrey J. Steiner dated September 10, 1992 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

10.10	Employment Agreement between Banner Aerospace, Inc. and Jeffrey J. Steiner, dated September 9, 1992. 10.11 Restated and Amended Service Agreement between Fairchild Switzerland, Inc. and Jeffrey J. Steiner, dated April 1, 2001.

10.12	Banner Aerospace, Inc. Deferred Bonus Plan, dated January 21, 1998 (as amended), to allow the deferral of bonuses in connection with 1998 or 1999 Extraordinary Transactions (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.13	Letter Agreement dated February 27, 1998, between Registrant and John L. Flynn (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.14	Letter Agreement dated February 27, 1998, between Registrant and Donald E. Miller (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.15	Officer Loan Program, dated as of February 5, 1999, lending up to $750,000 to officers for the purchase of Company Stock (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.16	Director and Officer Loan Program, dated as of August 12, 1999, lending up to $2,000,000 to officers and directors for the purchase of Company Stock (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.17	Employment Agreement between Eric Steiner and The Fairchild Corporation, dated as of August 1, 2000 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.18	Employment Agreement between Banner Aerospace, Inc. and Warren D. Persavich (together with Amendment No. 1 to such Agreement) (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.19	Amendment to Employment Agreements between the Company and Jeffrey Steiner, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

10.20	Amendment to Employment Agreement between the Company and Eric Steiner, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

10.21	Amendment to Incentive Contract between the Company and Donald Miller, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

10.22	Amendment to Incentive Contract between the Company and John Flynn, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

10.23	Employment Services Agreement executed October 11, 2003, between Fairchild and Mr. Klaus Esser (relating to services for Fairchild Sports in Europe) (incorporated by reference to the Registrant’s Report on Form 8-K dated November 14, 2003).

C-3 (Credit Agreements)

*10.24	Promissory Note dated as of August 26, 2004 issued by The Fairchild Corporation to Beal Bank, SSB in connection with $13,000,000 loan secured by the Company’s real estate in Huntington, Beach CA, Fullerton CA and Wichita KS.

10.25	Loan Agreement (English Translation) dated April 21, 2004, between Hein Gericke and Polo Express (as Borrower) and Stadstparkasse and HSBC Tirnkaus (as Lenders) relating to EUR 31,000,000 loan, as reported by the Company in the Registrant’s Report on Form 8-K dated May 6, 2004 (incorporated by reference to the Registrant’s Report on Form 10-Q dated August 4, 2004).

10.26	Working Capital Loans (English Translation) dated April 21, 2004, between Hein Gericke (as Borrower) and Stadstparkasse relating to EUR 5,000,000 loan, as reported by the Company in the Registrant’s Report on Form 8-K dated May 6, 2004 (incorporated by reference to the Registrant’s Report on Form 10-Q dated August 4, 2004).

10.27	Working Capital Loans (English Translation) dated April 21, 2004, between Hein Gericke (as Borrower) and HSBC Tirnkaus relating to EUR 5,000,000 loan, as reported by the Company in the Registrant’s Report on Form 8-K dated May 6, 2004 (incorporated by reference to the Registrant’s Report on Form 10-Q dated August 4, 2004).

10.28	Loan Agreement dated December 26, 2003, between Republic Thunderbolt LLC, as borrower and Column Financial, Inc. as lender, relating to $55,000,000 loan secured by Airport Plaza Shopping Center, Farmingdale NY (incorporated by reference to the Registrant’s Report on Form 10-Q dated February 12, 2004).

10.29	Loan Agreement dated April 30, 2004, between Hein Gericke UK, as borrower, and GMAC Commercial Finance PLC, as lender, relating to inventory loan to Hein Gericke UK (incorporated by reference to the Registrant’s Report on Form 10-Q dated August 4, 2004).

10.30	Loan Agreement dated January 12, 2004, between Banner Aerospace holding Corp. I, as borrower, and CIT Group/Business Credit, Inc., as lender, relating to inventory loan to Banner (incorporated by reference to the Registrant’s Report on Form 10-Q dated May 13, 2004).

Other Exhibits

11.	Computation of net loss per share (found at Note 13 in Item 8 to Registrant’s Consolidated Financial Statements for the fiscal years ended June 30, 2003, 2002 and 2001).

14. Corporate Governance Matters

14.1	Corporate Governance and Committee Charter: The Company's Board of Directors has adopted a written charter for the Corporate Governance and Nominating. Committee. The charter is posted on the Company's website (www.fairchild.com). A copy may also be obtained upon request from the Company's Corporate Secretary. 14.2 Compensation Committee Charter: The Company's Board of Directors has adopted a written charter for the Compensation Committee. The charter is posted on the Company's website (www.fairchild.com). A copy may also be obtained upon request from the Company's Corporate Secretary. 14.3 Audit Committee Charter: The Company's Board of Directors has adopted a written charter for the Audit Committee. The charter is posted on the Company's website (www.fairchild.com). A copy may also be obtained upon request from the Company's Corporate Secretary.

14.4	In February 2004, the Company’s Board of Directors adopted Corporate Governance Guidelines. The full text of the Corporate Governance Guidelines can be found on the Company’s website www.fairchild.com). A copy may also be obtained upon request from the Company’s Corporate Secretary.

14.5	In November 2003, the Company’s Board of Directors adopted a Code of Business Conduct and Ethics, applicable to all employees, officers and directors of the corporation. The code is posted on the Company’s website (www.fairchild.com). A copy may also be obtained upon request from the Company’s Corporate Secretary.

14.6	In November 2003, the Company’s Board of Directors adopted the Code of Ethics for Senior Financial Officers (including the Chief Executive Officer, the Chief Finical Officer, the Principal Accounting Officer or Controller, and all persons performing similar functions on behalf of the Company). The code is posted on the Company’s website (www.fairchild.com). A copy may also be obtained upon request from the Company’s Corporate Secretary.

*14.7	Annual Certification by CEO as filed with the NYSE, dated October 31, 2004, regarding Compliance with NYSE Corporate Governance Listing Standards.

14.8	Pre-Approval Policy by the Audit Committee Re Audit and Non-Audit Services, incorporated by reference to the Fiscal 2004 Proxy Statement.

*21	List of subsidiaries of Registrant.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certifications required by Section 302 of the Sarbanes-Oxley Act, signed by Jeffrey J. Steiner.

*31.2	Certifications required by Section 302 of the Sarbanes-Oxley Act, signed by John L. Flynn.

*32.1	Certifications required by Section 906 of the Sarbanes-Oxley Act, signed by Jeffrey J. Steiner.

*32.2	Certifications required by Section 906 of the Sarbanes-Oxley Act, signed by John L. Flynn.

*Filed herewith.

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

                                             THE FAIRCHILD CORPORATION

                                            By:  /s/ JOHN L. FLYNN
                                                     John L. Flynn
                                                     Chief Financial Officer, and
                                                     Senior Vice President, Tax

Date: December 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.

By: JEFFREY J. STEINER
    /s/
    --------------------------------------------
                    Jeffrey J. Steiner

By: MORTIMER M. CAPLIN
    /s/
    --------------------------------------------
                    Mortimer M. Caplin

By: ROBERT EDWARDS
    /s/
    --------------------------------------------
                      Robert Edwards

By: STEVEN L. GERARD
    /s/
    --------------------------------------------
                     Steven L. Gerard

By: HAROLD J. HARRIS
    /s/
    --------------------------------------------
                     Harold J. Harris

By: DANIEL LEBARD
    /s/
    --------------------------------------------
                      Daniel Lebard

By: JOHN PODKOWSKY
    /s/
    --------------------------------------------
                      John Podkowsky

By: HERBERT S. RICHEY
    /s/
    --------------------------------------------
                    Herbert S. Richey

By: ERIC I. STEINER
    /s/
    --------------------------------------------
                     Eric I. Steiner
Chairman, Chief Executive Officer and Director Director Director Director Director Director Director Director President, Chief Operating Officer and Director	December 14, 2004 December 14, 2004 December 14, 2004 December 14, 2004 December 14, 2004 December 14, 2004 December 14, 2004 December 14, 2004 December 14, 2004