Form 10-Q
period 2004-12-31
FAIRCHILD CORP
filed 2005-02-09
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2004
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

YES _X_ NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES _X_ NO ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class Class A Common Stock, $0.10 Par Value Class B Common Stock, $0.10 Par Value	Outstanding at December 31, 2004 22,573,204 2,621,412

THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2004

PART I.     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Balance Sheets as of December 31, 2004 (Unaudited) and
               September 30, 2004

               Condensed Consolidated Statements of Operations (Unaudited) for the Three Months
               Ended December 31, 2004 and December 31, 2003

               Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months
                Ended December 31, 2004 and December 31, 2003

              Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Item 4.    Controls and Procedures

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 5.   Other Information

Item 6. Exhibits	Page 3 5 6 7 17 25 26 27 27 27 27

        All references in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “us,” the “Company” and “Fairchild” refer to The Fairchild Corporation and its subsidiaries. All references to “fiscal” in connection with a year shall mean the 12 months ended September 30th.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2004 (Unaudited) and September 30, 2004
(In thousands)

ASSETS
	12/31/04	9/30/04

Cash and cash equivalents	$4,986	$12,849
Short-term investments	9,841	16,595
Accounts receivable-trade, less allowances of $3,233 and $2,950	40,418	28,834
Inventories:
Finished goods	114,983	95,804
Work-in-process	1,766	1,439
Raw materials	534	616

	117,283	97,859
	12,407	8,774

Total Current Assets	184,935	164,911

Property, plant and equipment, net of accumulated
depreciation of $38,089 and $36,075	147,315	145,589
Goodwill and intangible assets, net	44,153	44,298
Investments in and advances to affiliated companies	3,983	4,441
Prepaid pension assets	60,546	60,693
Deferred loan costs, net	3,660	3,748
Long-term investments	79,014	79,959
Notes receivable	9,184	9,355
Other assets	13,733	15,110

TOTAL ASSETS	$546,523	$528,104

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2004 (Unaudited) and September 30, 2004
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	12/31/04	9/30/04

CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$30,934	$22,934
Accounts payable	31,850	27,853
Accrued liabilities:
Salaries, wages and commissions	11,997	12,341
Insurance	9,098	10,381
Interest	866	985
Other accrued liabilities	21,158	18,971
Income taxes	—	173

Total Current Liabilities	105,903	93,638

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	116,209	115,354
Fair value of interest rate contract	9,413	11,088
Other long-term liabilities	26,436	25,445
Pension liabilities	73,969	74,323
Retiree health care liabilities	27,711	27,369
Noncurrent income taxes	43,187	41,473

TOTAL LIABILITIES	402,828	388,690

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,387 shares issued and 22,573 shares outstanding; entitled to
one vote per share	3,038	3,038
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 shares issued and outstanding; entitled
to ten votes per share	262	262
Paid-in capital	232,766	232,766
Treasury stock, at cost, 7,814 shares of Class A common stock	(76,459)	(76,459)
Retained earnings	42,393	41,490
Notes due from stockholders	(592)	(1,061)
Cumulative other comprehensive income	(57,713)	(60,622)

TOTAL STOCKHOLDERS' EQUITY	143,695	139,414

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$546,523	$528,104

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For The Three (3) Months Ended December 31, 2004 and 2003
(In thousands, except per share data)

	Three Months Ended

REVENUE:	12/31/04	12/31/03

Net sales	$66,790	$41,882
Rental revenue	2,422	2,342

	69,212	44,224
COSTS AND EXPENSES:
Cost of goods sold	45,066	28,781
Cost of rental revenue	1,706	1,486
Selling, general & administrative	33,113	23,256
Other (income) expense, net	(1,767)	(3,116)
Amortization of intangibles	143	—

	78,261	50,407

OPERATING LOSS	(9,049)	(6,183)

Interest expense	(5,464)	(5,393)
Interest income	424	190

Net interest expense	(5,040)	(5,203)
Investment income	131	154
Increase in fair market value of interest rate contract	1,675	2,090

Loss from continuing operations before taxes	(12,283)	(9,142)
Income tax benefit (provision)	(70)	2,487
Equity in loss of affiliates, net	(200)	—
Minority interest, net	—	81

Loss from continuing operations	(12,553)	(6,574)
Earnings (loss) from discontinued operations, net	956	(1,525)
Gain on disposal of discontinued operations, net	12,500	5,934

NET EARNINGS (LOSS)	$903	$(2,165)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,430	1,133
Minimum pension liability	(1,376)	—
Unrealized holding changes on derivatives	27	17
Unrealized periodic holding changes on securities	1,828	(5)

Other comprehensive income	2,909	1,145

COMPREHENSIVE INCOME (LOSS)	$3,812	$(1,020)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(0.50)	$(0.26)
Earnings (loss) from discontinued operations, net	0.04	(0.06)
Gain on disposal of discontinued operations, net	0.50	0.23

NET EARNINGS (LOSS)	$0.04	$(0.09)

Basic and diluted weighted average shares outstanding:	25,195	25,190

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For The Three (3) Months Ended December 31, 2004 and 2003
(In thousands)

	12/31/04	12/31/03

Cash flows from operating activities:
Net earnings (loss)	$903	$(2,165)
Depreciation and amortization	2,422	1,919
Amortization of deferred loan fees	873	396
Unrealized holding gain on interest rate contract	(1,675)	(2,090)
Undistributed loss of affiliates, net	200	—
Change in trading securities	5,959	33,282
Change in operating assets and liabilities	(23,583)	(11,477)
Non-cash charges and working capital changes of discontinued operations	—	(28)

Net cash provided by (used for) operating activities	(14,901)	19,837
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,687)	(1,759)
Net proceeds received from (used for) investment securities, net	4,554	(5,710)
Acquisition of subsidiary, net of cash acquired	—	(53,929)
Equity investment in affiliates	258	—
Changes in notes receivable	212	317

Net cash provided by (used for) investing activities	2,337	(61,081)
Cash flows from financing activities:
Proceeds from issuance of debt	7,587	108,848
Debt repayments	(4,255)	(4,844)
Payment of financing fees	—	(326)
Issuance of Class A common stock	—	20
Loan repayments from stockholders	469	—

Net cash provided by financing activities	3,801	103,698
Effect of exchange rate changes on cash	900	13

Net change in cash and cash equivalents	(7,863)	62,467
Cash and cash equivalents, beginning of the year	12,849	6,601

Cash and cash equivalents, end of the period	$4,986	$69,068

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data)

1.     FINANCIAL STATEMENTS

        The condensed consolidated balance sheet as of December 31, 2004, and the condensed consolidated statements of operations and cash flows for the periods ended December 31, 2004 and 2003 have been prepared by us, without audit. In the opinion of management, all adjustments necessary (consisting only of normal accruals) to present fairly the financial position, results of operations and cash flows at December 31, 2004, and for all periods presented, have been made.

        The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2004 Annual Report on Form 10-K. The results of operations for the periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year’s quarterly financial statements have been reclassified to conform to the current presentation.

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

         Stock-Based Compensation

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Statement 123R amends certain aspects of Statement 123 and now requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Statement 123R provides some flexibility in allowing entities to determine the valuation model used to calculate fair value, and whether to implement Statement 123R on a prospective basis, a modified prospective basis or retroactively. The statement becomes effective for our first interim reporting period that begins after June 15, 2005. We are currently evaluating the effect of Statement 123R. Such effect is not likely to be materially different from amounts we have previously disclosed in our filings since adopting Statement 123.

        As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and until we adopt Statement 123R, we will use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, for our stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in the three months ended December 31, 2004 and December 31, 2003. If stock options previously granted were accounted for based on their fair value as determined under Statement 123, our pro forma results would be as follows:

	Three Months Ended

	12/31/04	12/30/03

Net earnings (loss), as reported	$903	$(2,165)
Total stock-based employee compensation expense
determined under the fair value based method for
all awards, net of tax	(37)	(84)

Pro forma net earnings (loss)	$866	$(2,249)

Basic and diluted loss per share:
As reported	$0.04	$(0.09)
Pro forma	$0.03	$(0.09)

        The pro forma effects of applying SFAS 123 are not representative of the effects on reported net results for future years. Additional grants are expected in future years.

        No options were granted during the three months ended December 31, 2004. The weighted average grant date fair value of options granted during the three months ended December 31, 2003 was $3.12. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.

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

        On January 2, 2004, we acquired for $18.8 million (€15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser retained a 7.5% ownership interest in PoloExpress, but Fairchild has the right to call this interest at any time from March 2007 to October 2008, for a fixed purchase price of €12.3 million ($16.8 million at December 31, 2004). Mr. Esser has the right to put such interest to us at any time during April of 2008 for €12.0 million ($16.4 million at December 31, 2004). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (€15.0 million) and provided collateral of $15.0 million (€12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The transaction includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years. We also signed an employment agreement with Mr. Esser for two years. Through December 31, 2004, in addition to his base salary, Mr. Esser received a profit distribution of approximately €0.5 million, which reduces the 2008 put option. As of December 31, 2004, the €11.5 million ($15.6 million) collateralized obligation for the put option, net of distributions, was included in other long-term liabilities and the €12.0 million ($16.4 million) restricted cash is invested in a capital protected investment and money market funds, and is included in long-term investments.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $34.0 million. The excess of the purchase price over net tangible assets was all allocated to identifiable intangible assets, including brand names “Hein Gericke” and “Polo”, and reflected in goodwill and intangible assets in the consolidated financial statements as of December 30, 2004. Since their acquisition on November 1, 2003, we have consolidated the results of Hein Gericke, PoloExpress and IFW into our financial statements.

        Hein Gericke, PoloExpress and IFW are now included in our segment known as sports & leisure. Our sports & leisure segment is a highly seasonal business, with a historic trend for higher volumes of sales and profits during March through September when the weather in Europe is more favorable for individuals to use their motorcycles than October to February. We acquired these companies because we believe they have potential upside, and may provide a platform for other entrees into related leisure businesses. The acquired companies are European leaders of this industry and opportunities for expansion are significant in Europe and the United States. Hein Gericke currently operates 142 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. PoloExpress currently operates 87 retail shops in Germany. IFW, located in Tustin, California, is a designer and distributor of motorcycle accessories, protective and other apparel, and helmets, under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. The acquisition has lessened our dependence on the aerospace industry.

3.     CASH EQUIVALENTS AND INVESTMENTS

        Cash equivalents and investments at December 31, 2004 consist primarily of investments in United States government securities, investment grade corporate bonds, and equity securities which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:

	December 31, 2004		September 30, 2004

	Aggregate		Aggregate

	Fair Value	Cost Basis	Fair Value	Cost Basis

Cash and cash equivalents:
U.S. government securities	$634	$634	$3,905	$3,908
Money market and other cash funds	4,352	4,352	8,944	8,941

Total cash and cash equivalents	$4,986	$4,986	$12,849	$12,849

Short-term investments:
U.S. government securities - restricted	$922	$922	$1,947	$1,947
Money market funds - restricted	5,267	5,267	4,227	4,227
Trading securities - corporate bonds	3,498	3,498	6,978	6,978
Trading securities - equity securities	154	154	3,443	3,607

Total short-term investments	$9,841	$9,841	$16,595	$16,759

Long-term investments:
U.S. government securities - restricted	$20,836	$20,840	$23,866	$23,868
Money market funds - restricted	4,791	4,791	4,462	4,462
Corporate bonds - restricted	24,122	24,680	24,331	24,680
Equity securities - restricted	17,397	15,214	16,200	15,065
Available-for-sale equity securities	5,928	4,159	5,160	4,168
Other investments	5,940	5,940	5,940	5,940

Total long-term investments	$79,014	$75,624	$79,959	$78,183

Total cash equivalents and investments	$93,841	$90,451	$109,403	$107,791

        On December 31, 2004 and September 30, 2004, we had restricted investments of $73,335 and $75,033 respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract, the Esser put option, environmental matters, and escrow arrangements. In addition, cash of $3,113 is held by our European subsidiaries which have debt agreements that place restrictions on the amount of cash that may be transferred outside the borrowing companies.

4. DEBT

        At December 31, 2004 and September 30, 2004, notes payable and long-term debt consisted of the following:

	Dec. 31, 2004	Sept. 30, 2004

Revolving credit facility - Sports & Leisure	$13,392	$7,945
Current maturities of long-term debt	17,542	14,989

Total notes payable and current maturities of long-term debt	$30,934	$22,934

Term loan agreement - Shopping center	54,444	54,600
Term loan agreement - Sports & Leisure	35,952	34,403
Promissory note - Real Estate	13,000	13,000
CIT revolving credit facility - Aerospace	12,431	12,252
GMAC credit facility - Sports & Leisure	4,148	3,941
Capital lease obligations	4,130	3,378
Other notes payable, collateralized by assets	9,646	8,769
Less: current maturities of long-term debt	(17,542)	(14,989)

Net long-term debt	116,209	115,354

Total debt	$147,143	$138,288

         Credit Facilities at Sports & Leisure Segment

        At December 31, 2004, our German subsidiary, Hein Gericke Deutschland GmbH and its German partnership, PoloExpress, have outstanding borrowing commitments of $49.3 million due under its credit facilities with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt KGaA. The revolving credit facility provides a credit line of €10.0 million ($13.6 million at December 31, 2004), at interest rates of 3.5% over the three-month Euribor, and matures annually. Outstanding borrowings under the term loan facility have blended interest rates, with $29.0 million (€21.3 million) bearing interest at 1% over the three-month Euribor rate, with an interest rate cap of 6% in which our interest expense would not exceed 6%, and the remaining $6.9 million (€5.1 million) bearing interest at a fixed rate of 6%. The term loan facilities mature on March 31, 2009 and are secured by the assets of Hein Gericke Deutschland GmbH and PoloExpress and specified guarantees provided by the German State of North Rhine-Westphalia.

        The loan agreements require Hein Gericke and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke to maintain equity of €44.5 million ($60.7 million), as defined in the loan contracts. No dividends may be paid by Hein Gericke unless such covenants are met and dividends may be paid only up to its consolidated after tax profits. As of December 31, 2004, Hein Gericke borrowed approximately $17.7 million (€13.0 million) and PoloExpress borrowed $0.3 million from our subsidiary, Fairchild Holding Corp., which may be repaid only if the covenants in the loan agreements are met. The loan agreements restrict all other forms of cash flow from Hein Gericke Deutschland. At December 31, 2004, we were in compliance with all of the loan covenants, except for one. Hein Gericke Deutschland and PoloExpress are required to maintain inventory and receivables in excess €50.0 million, with at least €25.0 million at Hein Gericke Deutschland. At December 31, 2004, inventory and accounts receivable at Hein Gericke Deutschland and PoloExpress were €57.4 million, which exceeded amounts required in the covenant requirement by €7.4 million. The inventory and accounts receivables at Hein Gericke Deutschland were €22.1 million, which was €2.9 million below the covenant requirement at Hein Gericke Deutschland. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the loan agreement and, at the option of lenders, permit an acceleration of the principal and interest outstanding, and a termination of the loan agreement. The company is in discussion with its lenders on this matter and expects that a waiver will be granted.

        At December 31, 2004, our subsidiary, Hein Gericke UK Ltd had outstanding borrowings of $4.1 million (£2.2 million) on its £5.0 million ($9.6 million) credit facility with GMAC. The loan bears interest at 2.25%, per annum, above the base rate of Lloyds TSB Bank Plc and matures on April 30, 2007. We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK Ltd and an investment with a fair market value of $4.4 million at December 31, 2004.

         Term Loan Agreement — Shopping Center

        At December 31, 2004, our subsidiary, Republic Thunderbolt, LLC, has outstanding borrowings of $54.4 million on a non-recourse 10-year term loan financing of our Airport Plaza shopping center in Farmingdale, New York with Column Financial, a subsidiary of Credit Suisse First Boston, LLC. The interest rate is fixed at 6.2% for the term of the loan and the loan matures in December 2014. The loan requires the maintenance of a lock-box arrangement, whereby rental revenues are deposited and funds are automatically withdrawn to satisfy the monthly loan payments. After the loan payments are made, the remaining funds are then disbursed to us. The loan does not have a subjective acceleration clause. In addition, the loan may not be prepaid until three months before its maturity, however, after February 11, 2005, the loan may be assumed by other parties. The loan is secured by the assets of our shopping center. On December 31, 2004, approximately $7.1 million of the loan proceeds were being invested in a long-term escrow account as collateral to fund certain contingent environmental matters.

         Credit Facility at Aerospace Segment

        At December 31, 2004, we have outstanding borrowings of $12.4 million on a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our aerospace segment. The loan bears interest at 1.0% over prime and we will pay a non-usage fee of 0.5%. The credit facility matures in January 2007.

         Promissory Note – Real Estate

        At December 31, 2004, we have an outstanding loan of $13.0 million with Beal Bank, SSB. The loan is evidenced by a Promissory Note dated as of August 26, 2004, and is secured by a mortgage lien on the Company’s real estate in Huntington Beach CA, Fullerton CA and Wichita KS. Interest on the note is at the rate of one-year LIBOR (determined on an annual basis), plus 6%, and is payable monthly. The loan matures on October 31, 2007, provided that the Company may extend the maturity date for one year, during which time the interest rate shall be one-year LIBOR plus 8%. The promissory note agreement contains a premium prepayment clause of 10% if prepaid prior to September 2005; 5% if prepaid after September 2005, and before September 2006; and 3% if prepaid between September 2006 and October 2007. On December 31, 2004, approximately $1.2 million of the loan proceeds were held in escrow to fund specific improvements to the secured property.

         Guarantees

        At December 31, 2004, we have included $1.6 million as debt for guarantees assumed by us of retail shop partners indebtedness incurred for the purchase of fittings in retail shops in Germany. These guarantees were issued by our subsidiary in the sports & leisure segment. In addition, on December 31, 2004, approximately $4.1 million of bank loans received by retail shop partners in the sports & leisure segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us.

5.     PENSIONS AND POSTRETIREMENT BENEFITS

        The Company and its subsidiaries sponsor three qualified defined benefit pension plans and several other postretirement benefit plans. The components of net periodic benefit cost from these plans are as follows:

	Pension Benefits		Postretirement Benefits

	Three Months Ended		Three Months Ended

	12/31/04	12/31/03	12/31/04	12/31/03

Service cost	$107	$183	$22	$10
Interest cost	2,708	2,788	737	775
Expected return on plan assets	(3,555)	(3,703)	—	—
Amortization of:
Prior service cost	78	72	(54)	(37)
Actuarial (gain)/loss	810	758	320	390

Net periodic benefit cost	$148	$98	$1,025	$1,138

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

        We also sponsor two supplemental executive retirement plans. The amount of expense recognized for the supplemental executive retirement plans were approximately $393 and $637 for the three months ended December 31, 2004 and December 31, 2003, respectively.

6.     EARNINGS (LOSS) PER SHARE

        The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended

Basic earnings (loss) per share:	12/31/04	12/31/03

Loss from continuing operations	$(12,553)	$(6,574)

Weighted average common shares outstanding	25,195	25,190

Basic loss from continuing operations per share	$(0.50)	$(0.26)

Diluted earnings (loss) per share:
Loss from continuing operations	$(12,553)	$(6,574)

Weighted average common shares outstanding	25,195	25,190
Options	antidilutive	antidilutive

Total shares outstanding	25,195	25,190

Diluted loss from continuing operations per share	$(0.50)	$(0.26)

        Stock options entitled to purchase 1,029,603 and 1,333,446 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months ended December 31, 2004 and December 31, 2003, respectively.

7.     EQUITY SECURITIES

        We had 22,573,204 shares of Class A common stock and 2,621,412 shares of Class B common stock outstanding at December 31, 2004. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.

8.     PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

        The following table sets forth our unaudited pro forma results of operations for the three months ended December 31, 2003, reflecting our acquisition of Hein Gericke, PoloExpress and IFW (completed on November 1, 2003). The pro forma results are based on our historical financial statements of the entities we acquired. The unaudited pro forma statements of operations give effect to each of these transactions as if the transactions occurred on October 1, 2003. The pro forma financial results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of the fiscal periods. The summary unaudited consolidated pro forma financial results are qualified by and should be read in conjunction with the financial statements and notes thereto included in our September 30, 2004 Annual Report on Form 10-K.

Three Months Ended

12/31/03

Net revenues	$52,968
Operating loss	(6,840)
Loss from continuing operations	(7,556)
Loss from continuing operations, per share	$(0.30)

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

        As of December 31, 2004, the consolidated total of our recorded liabilities for environmental matters was approximately $11.6 million, which represented the estimated probable exposure for these matters. On December 31, 2004, $3.8 million of these liabilities were classified as other accrued liabilities and $7.8 million were classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $17.7 million.

        The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $8.4 million, for our fastener business. To date, Alcoa has contacted us concerning potential environmental and legal claims which, while disputed, could consume up to $7.6 million of the $8.4 million accrual for the indemnification liability. Accordingly, there is no additional accrual for these environmental claims at December 31, 2004.

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

        Our insurance carriers have participated in the defense of all of the aforementioned asbestos claims, both pump and non-pump related. Although insurance coverages vary, depending upon the policy period(s) and product line involved in each case, management believes that our insurance coverage levels are adequate, and that asbestos claims will not have a material adverse effect on our financial condition, future results of operation, or net cash flow.

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

        We have an unsettled demand from Alcoa to pay $8.2 million as a post-closing balance sheet adjustment based upon the net working capital of the fastener business on December 3, 2002, compared with its net working capital at March 31, 2002. This dispute is the subject of a pending arbitration which should be decided during the second quarter of our fiscal year. In addition, Alcoa has asserted other claims which, if proven, would, according to Alcoa, aggregate in excess of $5.0 million. If Alcoa is correct and these other claims exceed $5.0 million, we may be required to reimburse Alcoa for the full amount, without benefit of a threshold set forth in the acquisition agreement under which we sold our fastener business to Alcoa. On March 5, 2004, Alcoa paid us approximately $4.8 million of $8.8 million due to us from the $12.5 million we earned for commercial aircraft deliveries in 2003, less amounts we settled with Alcoa for then uncollected accounts receivable, taxes, and liabilities to former employees. Alcoa, without our authorization, held back “in escrow” $4.0 million, which Alcoa agreed was due to the Company, pending resolution of a post-closing balance sheet adjustment dispute. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At December 31, 2004, we had not recorded an accrual for these disputes with Alcoa.

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

10.     BUSINESS SEGMENT INFORMATION

        We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the historical results of our operations for the three months ended December 31, 2004 and 2003, respectively.

	Three Months Ended

	12/31/04	12/31/03

Revenues
Sports & Leisure Segment (a)	$43,109	$25,207
Aerospace Segment	23,681	16,674
Real Estate Operations Segment	2,544	2,342
Corporate and Other	—	1
Intercompany Eliminations	(122)	—

Total	$69,212	$44,224

Operating Income (Loss)
Sports & Leisure Segment (a)	$(5,518)	$(3,286)
Aerospace Segment	1,080	55
Real Estate Operations Segment	761	766
Corporate and Other	(5,372)	(3,718)

Total	$(9,049)	$(6,183)

Loss From Continuing Operations Before Taxes
Sports & Leisure Segment (a)	$(6,633)	$(3,992)
Aerospace Segment	784	(24)
Real Estate Operations Segment	(338)	217
Corporate and Other	(6,096)	(5,343)

Total	$(12,283)	$(9,142)

Assets	12/31/04	9/30/04

Sports & Leisure Segment	$181,186	$161,517
Aerospace Segment	52,036	52,618
Real Estate Operations Segment	130,286	130,569
Corporate and Other	183,015	183,400

Total	$546,523	$528,104

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

        Based upon press releases issued by Boeing and Airbus, and other publicly available information, 605 commercial aircraft were delivered by Boeing (285 aircraft) and Airbus (320 aircraft) in 2004. These deliveries exceeded the 547 threshold aircraft delivery level needed for us to earn the full $12.5 million contingent payment for 2004, as set forth in the agreement to sell our fastener business to Alcoa. Accordingly, we recognized $12.5 million as a gain on disposal of discontinued operations in our first quarter ended December 31, 2004.

        Alcoa, without our authorization, has held back “in escrow” $4.0 million, from the $12.5 million additional proceeds due to us from the 2003 contingent payment, pending resolution of the closing balance sheet matter. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At December 31, 2004, we had not recorded an accrual for the $4.0 million held back by Alcoa. The dispute with respect to the closing date balance sheet is already the subject of a pending arbitration which should be decided during the second quarter of our fiscal year

        On December 3, 2002, we deposited with an escrow agent $25 million to secure indemnification obligations we may have to Alcoa. The escrow period remains in effect to December 2, 2007, but funds may be held longer if claims are timely asserted and remain unresolved. The escrow is classified in long-term investments on our balance sheet. In addition, for a period ending on December 2, 2007, we are required to maintain our corporate existence, take no action to cause our own liquidation or dissolution, and take no action to declare or pay any dividends on our common stock.

12.     SUBSEQUENT EVENTS

        On January 21, 2005, our subsidiary, PoloExpress, finalized a seasonal loan agreement with Bayerische Hypo- und Vereinsbank AG (HVB), pursuant to which HVB will advance approximately €7.0 million to PoloExpress. The loan is for the purpose of financing purchases of inventory for the 2005 season. The loan matures in one-third installments on each of April 15, May 15, and June 15 of 2005. The loan bears interest based upon the three-month average Euribor rate plus a 3.6% margin.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. We have 100% ownership interests (directly and indirectly) in Fairchild Holding Corp. and Banner Aerospace Holding Company I, Inc. Fairchild Holding Corp. is the owner (directly and indirectly) of Republic Thunderbolt, LLC and effective November 1, 2003 and January 2, 2004, acquired ownership interests in Hein Gericke, PoloExpress, and Intersport Fashions West. Our principal operations are conducted through these entities. Our consolidated financial statements present the results of our former fastener business, and APS, a small business sold in 2004, as discontinued operations.

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

        On November 1, 2003, we acquired substantially all of the worldwide operations of Hein Gericke, PoloExpress, and Intersport Fashions West (IFW), collectively now known as Fairchild Sports. Hein Gericke currently operates 142 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. PoloExpress (also known as Polo) currently operates 87 retail shops in Germany. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW also distributes in the United States, products manufactured for other companies, under their own labels. Fairchild Sports is a seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September.

        On December 26, 2003, we obtained a $55 million, ten-year term loan financing of our shopping center on a non-recourse basis.

        On January 2, 2004, we acquired all but 7.5% of the remaining interest in PoloExpress.

        In January 2004, we obtained a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon the inventory and accounts receivable on-hand at our aerospace segment. The loans bear interest at a rate of 1.0% over prime and we will pay a non-usage fee of 0.5%.

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

        On January 21, 2005, we obtained €7.0 million seasonal loan financing at the sports & leisure segment.

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
  Generate cash from borrowings and sale of non-core assets to support our operations and corporate needs.

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

        On January 2, 2004, we acquired for $18.8 million (€15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser retained a 7.5% ownership interest in PoloExpress, but Fairchild has the right to call this interest at any time from March 2007 to October 2008, for a fixed purchase price of €12.3 million ($16.8 million at December 31, 2004). Mr. Esser has the right to put such interest to us at any time during April of 2008 for €12.0 million ($16.4 million at December 31, 2004). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (€15.0 million) and provided collateral of $15.0 million (€12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The transaction includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years. We also signed an employment agreement with Mr. Esser for two years. Through December 31, 2004, in addition to his base salary, Mr. Esser received a profit distribution of approximately €0.5 million, which reduces the 2008 put option. As of December 31, 2004, the €11.5 million ($15.6 million) collateralized obligation for the put option, net of distributions, was included in other long-term liabilities and the €12.0 million ($16.4 million) restricted cash is invested in a capital protected investment and money market funds, and is included in long-term investments.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $34.0 million. The excess of the purchase price over net tangible assets was all allocated to identifiable intangible assets, including brand names “Hein Gericke” and “Polo”, and reflected in goodwill and intangible assets in the consolidated financial statements as of December 30, 2004. Since their acquisition on November 1, 2003, we have consolidated the results of Hein Gericke, PoloExpress and IFW into our financial statements.

        Hein Gericke, PoloExpress and IFW are now included in our segment known as sports & leisure. Our sports & leisure segment is a highly seasonal business, with a historic trend for higher volumes of sales and profits during March through September when the weather in Europe is more favorable for individuals to use their motorcycles than October to February. We acquired these companies because we believe they have potential upside, and may provide a platform for other entrees into related leisure businesses. The acquired companies are European leaders of this industry and opportunities for expansion are significant in Europe and the United States. Hein Gericke currently operates 142 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. PoloExpress currently operates 87 retail shops in Germany. IFW, located in Tustin, California, is a designer and distributor of motorcycle accessories, protective and other apparel, and helmets, under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. The acquisition has lessened our dependence on the aerospace industry.

      Consolidated Results

        Because Fairchild Sports is a highly seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September, the discussion below can not be relied upon as a trend of our future results.

        We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the sales and operating income of our segments on a historical and pro forma basis for the three months ended December 31, 2004 and December 31, 2003, respectively. The pro forma results represent the impact of our acquisition of Hein Gericke, PoloExpress, and IFW, as if this transaction had occurred on October 1, 2003. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if the transactions had been in effect since the beginning of each fiscal period, nor are they necessarily indicative of our future results.

	Three Months Ended

	Actual		Pro Forma

	12/31/04	12/31/03	12/31/03

Revenues
Sports & Leisure Segment (a)	$43,109	$25,207	$33,951
Aerospace Segment	23,681	16,674	16,674
Real Estate Operations Segment	2,544	2,342	2,342
Corporate and Other	—	1	1
Intercompany Eliminations	(122)	—	—

Total	$69,212	$44,224	$52,968

Operating Income (Loss)
Sports & Leisure Segment (a)	$(5,518)	$(3,286)	$(3,943)
Aerospace Segment	1,080	55	55
Real Estate Operations Segment	761	766	766
Corporate and Other	(5,372)	(3,718)	(3,718)

Total	$(9,049)	$(6,183)	$(6,840)

(a)     – Actual results for the three months ended December 31, 2003, include only two months of results from our sports & leisure segment since its acquisition on November 1, 2003.

        Revenues increased by $25.0 million, or 56.5%, in the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004. The increase was due primarily to the prior period only including two months of activity from our acquisition of Hein Gericke, PoloExpress and IFW on November 1, 2003, our foreign sales benefiting from a stronger euro as compared to the dollar, and increased sales at our sports & leisure segment. Revenues in the first quarter of fiscal 2005 also benefited from a 42% increase in revenues at our aerospace segment.

        Gross margin as a percentage of sales was 32.5% and 31.3% in the first three months of fiscal 2005 and fiscal 2004, respectively. The increase in margins reflects three months of results from our sports & leisure segment in the current quarter, as compared to only two months in the prior quarter. Our sports & leisure segment has higher gross margins than our other businesses. Gross margin as a percentage of rental revenue decreased to 29.6% in the first three months of fiscal 2005 as compared to 36.5% in the first three months of fiscal 2004 due primarily to higher real estate taxes and professional fees and the sale of the Chatsworth, California facility in July 2004.

        Selling, general and administrative expense increased $9.9 million for the three months ended December 31, 2004, as compared to the first three months of fiscal 2004. Selling, general and administrative expense for the three months ended December 31, 2004, included three months of expense from our sports & leisure segment acquired on November 1, 2003 as compared to only two months in the prior period.

        Other income decreased $1.4 million for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. The results for the three months ended December 31, 2003 included $1.8 million of realized foreign currency gains as a result of cash and investments in a euro denominated account which benefited from the strengthening of the euro against the United States dollar.

        Net interest expense was $5.0 million and $5.2 million for the three months ended December 31, 2004 and December 31, 2003, respectively.

        The fair market value adjustment of our position in a ten-year $100 million interest rate contract improved by $1.7 million and $2.1 million in the first three months of fiscal 2005 and fiscal 2004, respectively. The fair market value adjustment of this agreement will generally fluctuate, based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate contract will increase and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest rate contract will decrease, and we will record income. Increasing interest rates have caused the favorable change in fair market value of the contract in these periods.

        The tax provision for the three months ended December 31, 2004, represents foreign taxes withheld and state taxes. No federal tax benefit was accrued due to an annual projected domestic loss and our foreign operations reporting a loss for the quarter. The tax provision for the three months ended December 31, 2003, represents foreign taxes withheld and state taxes. No federal tax provision was accrued due to our net tax loss.

        Earnings (loss) from discontinued operations include the results of certain legal and environmental expenses associated with our former businesses. The earnings from discontinued operations for the first three months of fiscal 2005 resulted from a $0.3 million reduction in our environmental accrual due to a settlement of a matter for an amount lower than its expected cost and a tax benefit of $0.5 million realized from the carryback of environmental remediation payments. The loss from discontinued operations for the first quarter of fiscal 2004 includes an accrual of $0.8 million for legal expenses relating to a business we sold several years ago and a $1.0 million cost of severance for a former fastener employee.

        We recognized a $12.5 million and $5.9 million gain on the disposal of discontinued operations, as a result of additional proceeds earned from the sale of the fastener business in the three months ended December 31, 2004, and December 31, 2003, respectively. No income tax expense was recorded due to our overall net tax loss.

Segment Results

Sports & Leisure Segment

        Our sports & leisure segment, which we purchased from the Administrator of Eurobike AG and Mr. Klaus Esser, designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. Primary brand names of our products include Polo, Hein Gericke, and First Gear. Hein Gericke currently operates 142 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. Polo currently operates 87 retail shops in Germany. For the most part, the Hein Gericke retail stores sell Hein Gericke brand items, and the Polo retail stores sell Polo brand products. Both the Hein Gericke and Polo retail stores sell products of other manufacturers, the inventory of which is owned by the Company. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. The sports and leisure segment is a seasonal business, with an historic trend of a higher volume of sales and profits during the months of March through September.

        On a pro forma basis, sales in our sports & leisure segment increased by $9.2 million during the three months ended December 31, 2004, as compared to the three months ended December 31, 2003. The increase is due to the strengthening of the euro as compared to the United States dollar during the three months ended December 31, 2004, as compared to the three months ended December 31, 2003, additional inventory in our stores, and enhancements to the products available during the off-season period. On a pro forma basis, the operating loss in our sports & leisure segment increased by $1.6 million during the three months ended December 31, 2004, as compared to the three months ended December 31, 2003. The operating loss in the current quarter was adversely effected by the strengthening of the euro as compared to the United States dollar and slightly lower gross margins.

        Since the November 1, 2003 acquisition, Hein Gericke has initiated steps to advance its retail business in Germany. Hein Gericke is focusing on better advertising and greater marketing to restore brand recognition previously enjoyed by Hein Gericke in Germany. In early 2005, a new ERP computer system, now operational at Polo, will be expanded to encompass the operations of Hein Gericke. The new ERP computer system will enable the business to operate in a more efficient manner. Hein Gericke and Polo increased the procurement of goods for delivery to meet the seasonal increase in sales. We believe relations with the suppliers of Fairchild Sports have improved since our acquisition. We have initiated a program to focus on optimal store location. This includes closing or relocating low performing stores, and opening new stores in England and elsewhere in Western Europe. Since the acquisition, we have opened seven stores in Germany, five stores in the England, and one store in Italy, and we have closed nineteen low performing stores in Germany. We have also redesigned several stores to better present our products to customers.

Aerospace Segment

        Our aerospace segment has six locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, one location provides overhaul and repair capabilities, and one location manufactures airframe components. The products distributed include: navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. Our location in Titusville, Florida, overhauls and repairs landing gear, pressurization components, instruments, and avionics. Customers include original equipment manufacturers, commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace segment increased by $7.0 million, or 42.0%, in the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004. Sales in our aerospace segment are not anticipated to sustain a growth rate at these levels in the coming quarters, as demand in the aerospace industry is still adversely affected by the events of September 11, 2001, and the continued financial difficulties of major commercial airlines.

        Operating income increased by $1.0 million in the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004, reflecting the increase in volume of sales and a small increase in gross margin as a percentage of sales.

Real Estate Operations Segment

            Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York, and also owns and leases to Alcoa a 208,000 square foot manufacturing facility located in Fullerton, California. We have two tenants that each occupy more than 10% of the rentable space in the shopping center. Rental revenue increased by 8.6% in the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004, reflecting tenants occupying an additional 6,000 square feet of the shopping center and us receiving higher average rents. The weighted average occupancy was 96.6% during the first three months of fiscal 2005, as compared to 95.3% in the first three months of fiscal 2004. The average effective annual rental rate per square foot was $21.44 and $19.53 during the first three months of fiscal 2005 and fiscal 2004, respectively. As of December 31, 2004, approximately 97% of the shopping center was leased. We anticipate that rental income will increase during 2005, as a result of new leases for approximately 12,000 square feet, entered into at the end of fiscal 2004. The Fullerton property is leased to Alcoa through October 2007, and is expected to generate revenues and operating income in excess of $0.5 million per year.

             Operating income remained stable in the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004. For the quarter ended December 31, 2005, the increase in rental revenue was offset by additional depreciation expense and real estate taxes that increased by $0.1 million.

Corporate

        The operating loss at corporate increased by $1.7 million in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The first quarter of fiscal 2004 included $1.8 million of gains realized on foreign currency on cash we held in euros and investments in a euro denominated account which benefited from the strengthening of the euro against the United States dollar.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Total capitalization as of December 31, 2004 and September 30, 2004 was $290.8 million and $277.7 million, respectively. The three-month change in capitalization included an $8.9 million net increase in debt resulting from additional borrowings net of repayments of approximately $3.3 million and the difference due to the foreign currency effect on debt denominated in euros. Equity increased by $4.3 million, due primarily to our $0.9 million reported net income, and a $2.9 million favorable increase in other comprehensive income from a favorable fluctuation in foreign currency of $2.4 million and a $1.8 million increase in unrealized holding changes in our available-for-sale investments, offset partially, by a $1.0 minimum pension liability adjustment. Our combined cash and investment balances totaled $93.8 million on December 31, 2004, as compared to $109.4 million on September 30, 2004, and included restricted investments of $73.3 million and $75.0 million at December 31, 2004 and September 30, 2004, respectively.

        Net cash used for operating activities for the three months ended December 31, 2004, was $14.9 million and included a $6.0 million liquidation of trading securities used to fund our cash requirements, including our $19.4 million increase in inventory. Net cash provided by operating activities for the three months ended December 31, 2003, was $19.8 million and reflected the $33.3 million liquidation of trading securities used to fund the acquisition of Hein Gericke, PoloExpress and IFW. Excluding assets and liabilities acquired from our acquisition, the working capital uses of cash in the first three months of fiscal 2004 included a $18.2 million increase in inventory, offset by a $20.7 million increase of accounts payable and other accrued liabilities.

        Net cash provided by investing activities for the three months ended December 31, 2004 was $2.3 million, and included $4.6 million of proceeds received from investment securities, offset partially by $2.7 million of capital expenditures. Net cash used for investing activities for the three months ended December 31, 2003 was $61.1 million, and included our acquisition funding of $53.9 million, net of $15.0 million cash acquired.

        Net cash provided by financing activities was $3.8 million for the three months ended December 31, 2004, which reflects $3.3 million of net borrowings, and $0.5 million received on repayment of shareholder loans. Net cash provided by financing activities was $103.7 million for the three months ended December 31, 2003, which reflected $55.0 million borrowed to finance our shopping center and the short-term financing of €46.5 million for our acquisition of Hein Gericke, PoloExpress, and IFW.

        Our principal cash requirements include supporting our current operations and general administrative structure, capital expenditures, and the payment of other liabilities including postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, cash available from borrowings, and proceeds received from dispositions of assets, including investments, will be adequate to satisfy our cash requirements during the next twelve months. On December 31, 2004, our foreign operations had cash of $3.1 million. However, debt agreements in place at our foreign locations restrict the amount of cash that can be transferred to our other subsidiaries. We may consider raising cash to meet the needs of our operations by issuing additional stock or debt, entering into partnership arrangements, liquidating non essential assets or other means.

        On January 21, 2005, our subsidiary, PoloExpress finalized a seasonal loan agreement with Bayerische Hypo- und Vereinsbank AG (HVB), pursuant to which HVB will advance €7.0 million to PoloExpress for financing purchases of inventory for the 2005 seasonal trough.

        Upon the filing of our Annual Report on Form 10-K, we have satisfied our filing requirements of providing one year of audited financial statements of the companies we acquired on November 1, 2003, collectively now known as Fairchild Sports, and we are no longer restricted from raising additional capital though the public markets or prohibited from granting stock options.

        The costs of being a small to mid-sized public company have increased substantially with the introduction and implementation of controls and procedures mandated by the Sarbanes Oxley Act of 2002. Audit fees and audit related fees have significantly increased over the past two years. Our increased costs also include the effects of acquisitions and additional costs related to compliance with various financing agreements. We expect the costs to comply with Section 404 of the Sarbanes Oxley Act of 2002 alone may double again our audit and audit related costs. We estimate that we may incur expenses of approximately $3.0 million in relation to audit and related fees in fiscal 2005. Our audit fee in 2002 was approximately $0.4 million. These increases are significant for a company of our size. We will consider all options for reducing costs and may consider opportunities to take our company private in the coming year.

Off Balance Sheet Items

        On December 31, 2004, approximately $4.1 million of bank loans received by retail store partners were guaranteed by our subsidiaries in the sports & leisure segment. These loans have not been assumed by us.

Contractual and Other Obligations

        At December 31, 2004, we had contractual commitments to repay long term debt, including capital lease obligations. Payments due under these long-term obligations for the fiscal years ending September 30 are as follows: $14.7 million for 2005; $11.4 million for 2006; $26.7 million for 2007; $23.0 million for 2008; $5.7 million for 2009; and $51.7 million thereafter.

        We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At December 31, 2004, we had contingent liabilities of $2.1 million on commitments related to outstanding letters of credit.

        On December 31, 2004, we have reflected a $9.4 million obligation due under a ten-year $100 million interest rate swap agreement which expires on February 19, 2008. Interest on the swap agreement is settled quarterly.

        In addition, we have $26.4 million classified as other long-term liabilities at December 31, 2004, including environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

        Currently, we are not being audited by the IRS for any years. We have a $43.2 million tax liability at December 31, 2004. However, based on tax planning strategies, we do not anticipate having to satisfy the tax liability over the short-term.

        Should any of these liabilities become immediately due, we would be obligated to obtain financing, raise capital, and/or liquidate assets to satisfy our obligations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Statement 123R amends certain aspects of Statement 123 and now requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be required to be recognized over the period during which an employee is required to provide service in exchange for the award, (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Statement 123R provides some flexibility in allowing entities to determine the valuation model to use in calculating fair value, and whether to implement Statement 123R on a prospective basis, a modified prospective basis or retroactively. The statement becomes effective for our interim reporting period that begins July 1, 2005. We are currently evaluating the effects of Statement 123R. Such effect is not likely to be materially different from amounts we have previously disclosed in our filings since adopting Statement 123.

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

        We have recognized $1.7 million in our income statement for the non-cash increase in the fair market value of the interest rate contract in the three months ended December 31, 2004 as a result of the reduction in the fair market value for our interest rate swap agreement to $9.4 million.

        The fair market value adjustment of these agreements will generally fluctuate based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest contract will increase and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest hedge contract will decrease, and we will record income.

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

(In thousands)
   Expected maturity date
   Type of interest rate contract
   Variable to fixed contract amount
   Fixed LIBOR rate
   EURIBOR cap rate
   Average floor rate
   Weighted average forward LIBOR/EURIBOR rate
   Market value of contract at December 31, 2004
   Market value of contract if interest rates increase by 1/8%
Market value of contract if interest rates decrease by 1/8%	February 19, 2008 Variable to Fixed $100,000 6.745% N/A N/A 3.56% $(9,413) $(8,952) $(9,702)	March 31, 2009 Interest Rate Cap $14,512 N/A 6.0% N/A 3.12% $16 $19 $13

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

Changes in Internal Controls

        Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, which we refer to as the evaluation date. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. We are currently implementing a new ERP computer system, now operational at Polo, to encompass the operations of Hein Gericke. We anticipate that the new ERP computer system will enable the business to operate in a more efficient manner and enhance internal controls.There were no other significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended December 31, 2004.

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

2.     Over the past several years, we have disclosed certain legal proceedings in France involving Mr. Jeffrey Steiner, Chairman and Chief Executive Officer of the Company. A special committee consisting of all of the Company’s independent directors has been reviewing issues arising from these proceedings, including, among other things, reimbursement of approximately $5.5 million for legal fees and other amounts advanced by the Company on behalf of Mr. Steiner in connection with the proceedings.

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

Date: February 9, 2005