Form 10-Q
period 2005-03-31
FAIRCHILD CORP
filed 2005-05-06
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005
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

YES _X_ NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES _X_ NO ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class Class A Common Stock, $0.10 Par Value Class B Common Stock, $0.10 Par Value	Outstanding at March 31, 2005 22,613,461 2,621,412

THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

PART I. Item 1. Item 2. Item 3. Item 4. PART II. Item 1. Item 2. Item 4. Item 5. Item 6.	FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and
September 30, 2004

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited) for the Three and Six Month Ended March 31, 2005 and March 31, 2004

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months
Ended March 31, 2005 and March 31, 2004

Notes to Condensed Consolidated Financial Statements (Unaudited)

Management's Discussion and Analysis of Results of Operations and Financial Condition

Quantitative and Qualitative Disclosure About Market Risk

Controls and Procedures

OTHER INFORMATION

Legal Proceedings

Changes in Securities and Use of Proceeds

Submission of Matters to a Vote of Security Holders

Other Information

Exhibits
Page 3 5 6 7 18 26 27 28 28 28 28 29

        All references in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “us,” the “Company” and “Fairchild” refer to The Fairchild Corporation and its subsidiaries. All references to “fiscal” in connection with a year shall mean the 12 months ended September 30th.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 (Unaudited) and September 30, 2004
(In thousands)

ASSETS

	3/31/05	9/30/04

Cash and cash equivalents	$13,287	$12,849
Short-term investments	20,811	16,595
Accounts receivable-trade, less allowances of $3,183 and $2,950	21,109	28,834
Inventories:
Finished goods	123,942	95,804
Work-in-process	2,196	1,439
Raw materials	990	616

	127,128	97,859
Prepaid expenses and other current assets	14,330	8,774

Total Current Assets	196,665	164,911

Property, plant and equipment, net of accumulated
depreciation of $40,224 and $36,075	148,145	145,589
Goodwill and intangible assets	44,009	44,298
Investments and advances, affiliated companies	3,983	4,441
Prepaid pension assets	60,398	60,693
Deferred loan costs	2,994	3,748
Long-term investments	73,580	79,959
Notes receivable	8,213	9,355
Other assets	15,407	15,110

TOTAL ASSETS	$553,394	$528,104

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 (Unaudited) and September 30, 2004
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	3/31/05	9/30/04

CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$39,451	$22,934
Accounts payable	46,817	27,853
Accrued liabilities:
Salaries, wages and commissions	13,033	12,341
Insurance	8,836	10,381
Interest	794	985
Other accrued liabilities	20,050	18,971
Income taxes	—	173

Total Current Liabilities	128,981	93,638

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	111,275	115,354
Fair value of interest rate contract	6,754	11,088
Other long-term liabilities	24,253	25,445
Pension liabilities	74,519	74,323
Retiree health care liabilities	26,752	27,369
Noncurrent income taxes	43,164	41,473

TOTAL LIABILITIES	415,698	388,690

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,480 (30,387 in Sept. 2004) shares issued and 22,613 (22,573 in
Sept. 2004); shares outstanding; entitled to one vote per share	3,047	3,038
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 (2,621 in Sept. 2004) shares issued and outstanding; entitled
to ten votes per share	262	262
Paid-in capital	232,457	232,766
Treasury stock, at cost, 7,867 (7,814 in Sept. 2004) shares
of Class A common stock	(76,329)	(76,459)
Retained earnings	38,494	41,490
Notes due from stockholders	(430)	(1,061)
Cumulative other comprehensive income	(59,805)	(60,622)

TOTAL STOCKHOLDERS' EQUITY	137,696	139,414

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$553,394	$528,104

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited) For The Three (3) and Six (6) Months Ended March 31, 2005 and 2004
(In thousands, except per share data)

	Three Months Ended		Six Months Ended

REVENUE:	3/31/05	3/31/04	3/31/05	3/31/04

Net sales	$82,126	$77,563	$148,922	$119,445
Rental revenue	2,481	2,546	4,904	4,888

	84,607	80,109	153,826	124,333
COSTS AND EXPENSES:
Cost of goods sold	52,167	48,611	97,239	77,392
Cost of rental revenue	1,852	1,688	3,558	3,174
Selling, general & administrative	36,384	34,964	69,497	58,219
Other (income) expense, net	424	996	(1,343)	(2,120)
Amortization of intangibles	144	—	287	—

	90,971	86,259	169,238	136,665

OPERATING LOSS	(6,364)	(6,150)	(15,412)	(12,332)
Interest expense	6,280	5,807	11,745	11,199
Interest income	(429)	(857)	(853)	(1,047)

Net interest expense	5,851	4,950	10,892	10,152
Investment income	5,751	116	5,881	270
Increase (decrease) in market value of interest rate contract	2,659	(1,228)	4,334	862

Loss from continuing operations before taxes	(3,805)	(12,212)	(16,089)	(21,352)
Income tax benefit (provision)	(84)	(2,560)	(153)	(73)
Equity in loss of affiliates, net	—	—	(200)	—
Minority interest, net	—	(81)	—	—

Loss from continuing operations	(3,889)	(14,853)	(16,442)	(21,425)
Earnings (loss) from discontinued operations, net	(9)	(588)	946	(2,113)
Gain on disposal of discontinued operations, net	—	2,759	12,500	8,692

NET LOSS	$(3,898)	$(12,682)	$(2,996)	$(14,846)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,137)	(2,854)	1,293	(1,721)
Minimum pension liability	251	—	(1,125)	—
Unrealized holding changes on derivatives	28	35	55	52
Unrealized periodic holding changes on securities	(1,234)	1,829	594	1,824

Other comprehensive income	(2,092)	(990)	817	155

COMPREHENSIVE LOSS	$(5,990)	$(13,672)	$(2,179)	$(14,691)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(0.15)	$(0.59)	$(0.65)	$(0.85)
Earnings (loss) from discontinued operations, net	—	(0.02)	0.04	(0.08)
Gain on disposal of discontinued operations, net	—	0.11	0.49	0.34

NET LOSS	$(0.15)	$(0.50)	$(0.12)	$(0.59)

Basic and diluted weighted average shares outstanding:	25,245	25,193	25,219	25,191

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For The Six (6) Months Ended March 31, 2005 and 2004
(In thousands)

	3/31/05	3/31/04

Cash flows from operating activities:
Net loss	$(2,996)	$(14,846)
Depreciation and amortization	5,093	4,213
Amortization of deferred loan fees	862	425
Unrealized holding gain on interest rate contract	(4,334)	(862)
Undistributed (earnings) loss of affiliates, net	200	—
Change in trading securities	(4,424)	36,099
Change in operating assets and liabilities	(6,030)	(33,886)
Non-cash charges and working capital changes of discontinued operations	—	(553)

Net cash used for operating activities	(11,629)	(9,410)
Cash flows from investing activities:
Purchase of property, plant and equipment	(6,734)	(4,646)
Net proceeds received from (used for) investment securities, net	7,501	(21,396)
Acquisition of subsidiary, net of cash acquired	—	(72,981)
Net proceeds received from the sale of discontinued operations	—	4,692
Equity investment in affiliates	258	—
Changes in notes receivable	294	203

Net cash provided by (used for) investing activities	1,319	(94,128)
Cash flows from financing activities:
Proceeds from issuance of debt	21,485	114,946
Debt repayments	(11,595)	(4,909)
Payment of financing fees	(17)	(682)
Issuance of Class A common stock	—	20
Purchase of treasury stock	(170)	—
Loan repayments from stockholders'	631	205

Net cash provided by financing activities	10,334	109,580
Effect of exchange rate changes on cash	414	10

Net change in cash and cash equivalents	438	6,052
Cash and cash equivalents, beginning of the year	12,849	6,601

Cash and cash equivalents, end of the period	$13,287	$12,653

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data)

1.     FINANCIAL STATEMENTS

        The condensed consolidated balance sheet as of March 31, 2005, and the condensed consolidated statements of operations and other comprehensive income (loss) and cash flows for the periods ended March 31, 2005 and 2004 have been prepared by us, without audit. In the opinion of management, all adjustments necessary (consisting only of normal accruals) to present fairly the financial position, results of operations and cash flows at March 31, 2005, and for all periods presented, have been made.

        The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2004 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior year’s quarterly financial statements have been reclassified to conform to the current presentation.

        The financial position and operating results of our foreign operations are consolidated using, as the functional currency, the local currencies of the countries in which they are located. The balance sheet accounts are translated at exchange rates in effect at the end of the period, and the statement of operations accounts are translated at average exchange rates during the period. The resulting translation gains and losses are included as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in our statement of operations in the period in which they occur.

         Stock-Based Compensation

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Statement 123R amends certain aspects of Statement 123 and now requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be required to be recognized over the period during which an employee is required to provide service in exchange for the award, (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Statement 123R provides some flexibility in allowing entities to determine the valuation model to use in calculating fair value, and whether to implement Statement 123R on a prospective basis, a modified prospective basis or retroactively. The statement becomes effective for us at the beginning of our next fiscal year. We are currently evaluating the effects of Statement 123R. Such effect is not likely to be materially different from amounts we disclose under Statement 123.

        As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and until we adopt Statement 123R, we use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, for our stock-based employee compensation plans. Since the exercise price and the fair value of the underlying stock are the same, no compensation cost has been recognized for the granting of stock options to our employees in the three and six months ended March 31, 2005 and March 31, 2004. If stock options previously granted were accounted for based on their fair value as determined under Statement 123, our pro forma results would be as follows:

	Three Months Ended		Six Months Ended

	3/31/05	3/31/04	3/31/05	3/31/04

Net loss, as reported	$(3,898)	$(12,682)	$(2,996)	$(14,846)
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(38)	(84)	(75)	(167)

Pro forma net loss	$(3,936)	$(12,766)	$(3,071)	$(15,013)

Basic and diluted loss per share:
As reported	$(0.15)	$(0.50)	$(0.12)	$(0.59)
Pro forma	$(0.16)	$(0.51)	$(0.12)	$(0.60)

        The pro forma effects of applying SFAS 123 are not representative of the effects on reported net results for future years. Additional grants are expected in future years.

        The weighted average grant date fair value of options granted during the six months ended March 31, 2005 was $1.95. The weighted average grant date fair value of options granted during the six months ended March 31, 2004 was $3.12. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.

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

        On January 2, 2004, we acquired for $18.8 million (€15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser retained a 7.5% ownership interest in PoloExpress, but Fairchild has the right to call this interest at any time from March 2007 to October 2008, for a fixed purchase price of €12.3 million ($15.9 million at March 31, 2005). Mr. Esser has the right to put such interest to us at any time during April of 2008 for €12.0 million ($15.5 million at March 31, 2005). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (€15.0 million) and provided collateral of $15.0 million (€12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The transaction includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years. We also signed an employment agreement with Mr. Esser through December 31, 2005. Mr. Esser informed us that he has elected not to renew the term of his employment agreement. Through March 31, 2005, in addition to his base salary, Mr. Esser received a profit distribution of approximately €0.6 million, which reduces the 2008 put option. As of March 31, 2005, the €11.4 million ($14.7 million) collateralized obligation for the put option, net of distributions, was included in other long-term liabilities. The €11.4 million ($14.7 million) restricted cash is invested in a capital protected investment and money market funds, and is included in long-term investments.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $34.0 million. The excess of the purchase price over net tangible assets was all allocated to identifiable intangible assets, including brand names “Hein Gericke” and “Polo”, and reflected in goodwill and intangible assets in the consolidated financial statements as of March 31, 2005. Since their acquisition on November 1, 2003, we have consolidated the results of Hein Gericke, PoloExpress and IFW into our financial statements.

        Hein Gericke, PoloExpress and IFW are now included in our segment known as sports & leisure. Our sports & leisure segment is a highly seasonal business, with a historic trend for higher volumes of sales and profits during March through September when the weather in Europe is more favorable for individuals to use their motorcycles than October to February. We acquired these companies because we believe they have potential upside, and may provide a platform for other entrees into related leisure businesses. The acquired companies are European leaders of this industry and opportunities for expansion are significant in Europe and the United States. Hein Gericke currently operates 143 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. PoloExpress currently operates 87 retail shops in Germany and one shop in Switzerland. IFW, located in Tustin, California, is a designer and distributor of motorcycle accessories, protective and other apparel, and helmets, under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. The acquisition has lessened our dependence on the aerospace industry.

3.     CASH EQUIVALENTS AND INVESTMENTS

        Cash equivalents and investments at March 31, 2005 consist primarily of investments in United States government securities, investment grade corporate bonds, and equity securities which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:

	March 31, 2005		September 30, 2004

	Aggregate		Aggregate

	Fair Value	Cost Basis	Fair Value	Cost Basis

Cash and cash equivalents:
U.S. government securities	$6,678	$6,678	$3,905	$3,908
Money market and other cash funds	6,609	6,609	8,944	8,941

Total cash and cash equivalents	$13,287	$13,287	$12,849	$12,849

Short-term investments:
Money market funds - restricted	$5,429	$5,429	$4,227	$4,227
U.S. government securities - restricted	2,516	2,527	1,947	1,947
Trading securities - bonds	4,998	4,995	6,978	6,978
Trading securities - equity securities	7,868	8,067	3,443	3,607

Total short-term investments	$20,811	$21,018	$16,595	$16,759

Long-term investments:
U.S. government securities - restricted	$11,233	$11,233	$23,866	$23,868
Money market funds - restricted	10,341	10,338	4,462	4,462
Corporate bonds - restricted	23,794	24,661	24,331	24,680
Equity securities - restricted	16,604	15,065	16,200	15,065
Available-for-sale equity securities	5,668	3,969	5,160	4,168
Other investments	5,940	5,940	5,940	5,940

Total long-term investments	$73,580	$71,206	$79,959	$78,183

Total cash equivalents and investments	$107,678	$105,511	$109,403	$107,791

        In February 2005, we received $5.3 million of stock and dividends in the name of a company we acquired in 1987. After investigation, we determined that we have ownership rights to the dividends and related marketable securities issued in connection with the demutualization of an insurance company. The company we acquired, which was subsequently renamed, was the contract holder of guaranteed annuity contracts purchased in 1982 to fully satisfy certain retirement obligations. In accordance with EITF Issue No. 99-4, stock received from a demutualization is accounted for at a fair value with a gain recognized in income from continuing operations. Accordingly, we recognized $5.3 million of investment income in the three months ended March 31, 2005.

        On March 31, 2005 and September 30, 2004, we had restricted investments of $69,917 and $75,033 respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract, the Esser put option, environmental matters, and escrow arrangements. In addition, on March 31, 2005 and September 30, 2004, we had cash of $5,098 and $7,199, respectively, held by our European subsidiaries which have debt agreements that place certain restrictions on the amount of cash that may be transferred outside the borrowing companies.

4. DEBT

        At March 31, 2005 and September 30, 2004, notes payable and long-term debt consisted of the following:

	March 31, 2005	Sept. 30, 2004

Revolving credit facility - sports & leisure segment	$12,227	$7,945
Seasonal loan - sports & leisure segment	9,042	—
Current maturities of long-term debt	18,182	14,989

Total notes payable and current maturities of long-term debt	39,451	$22,934

Term loan agreement - shopping center	54,277	54,600
Term loan agreement - sports & leisure segment	32,032	34,403
Promissory note - real estate	13,000	13,000
CIT revolving credit facility - aerospace segment	11,016	12,252
GMAC credit facility - sports & leisure segment	3,573	3,941
Capital lease obligations	6,096	3,378
Other notes payable, collateralized by assets	9,463	8,769
Less: current maturities of long-term debt	(18,182)	(14,989)

Net long-term debt	111,275	115,354

Total debt	150,726	$138,288

         Credit Facilities at Sports & Leisure Segment

        At March 31, 2005, our German subsidiary, Hein Gericke Deutschland GmbH and its German partnership, PoloExpress, have outstanding borrowings of $44.3 million due under its credit facilities with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt KGaA. The revolving credit facility provides a credit line of €10.0 million ($12.2 million outstanding at March 31, 2005), at interest rates of 3.5% over the three-month Euribor, and matures annually. Outstanding borrowings under the term loan facility have blended interest rates, with $25.8 million (€20.0 million) bearing interest at 1% over the three-month Euribor rate, with an interest rate cap of 6% in which our interest expense would not exceed 6% on 50% of debt, and the remaining $6.2 million (€4.8 million) bearing interest at a fixed rate of 6%. The term loan facilities mature on March 31, 2009 and are secured by the assets of Hein Gericke Deutschland GmbH and PoloExpress and specified guarantees provided by the German State of North Rhine-Westphalia.

        The loan agreements require Hein Gericke and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke to maintain equity of €44.5 million ($57.5 million), as defined in the loan contracts. No dividends may be paid by Hein Gericke unless such covenants are met and dividends may be paid only up to its consolidated after tax profits. As of March 31, 2005, Hein Gericke borrowed approximately $15.1 million (€11.7 million) from our subsidiary, Fairchild Holding Corp., which may be repaid only if the covenants in the loan agreements are met. Fairchild Holding Corp. made a seasonal loan of $8.1 million (€6.5 million) to Hein Gericke Deutschland and PoloExpress, which is not restricted under the loan agreements to be repaid. The loan agreements have certain restrictions on other forms of cash flow from Hein Gericke Deutschland. In addition, the loan covenants require Hein Gericke Deutschland and PoloExpress to maintain inventory and receivables in excess €50.0 million, with at least €25.0 million at Hein Gericke Deutschland. At December 31, 2004, inventory and accounts receivable at Hein Gericke Deutschland and PoloExpress were €57.4 million, which exceeded amounts required in the covenant requirement by €7.4 million. The inventory and accounts receivables at Hein Gericke Deutschland were €22.1 million, which was €2.9 million below the covenant requirement at Hein Gericke Deutschland. Our lenders granted a waiver on this matter. At March 31, 2005, we were in compliance with the loan covenants. Also, an amendment dated April 27, 2005 was signed by all parties to the loan agreement modifying the covenant involving the minimum required inventory and receivables of Hein Gericke Deutschland through December 2005. Subsequently, one of the two German banks which had signed the amendment dated April 27, 2005, sent a letter stating this new amendment is initially only valid until July 31, 2005, and that a further extension is subject to the status of negotiation with regard to its replacement as a party to the loan agreement.

        At March 31, 2005, our subsidiary, Hein Gericke UK Ltd had outstanding borrowings of $3.6 million (£1.9 million) on its £5.0 million ($9.4 million) credit facility with GMAC. The loan bears interest at 2.25%, per annum, above the base rate of Lloyds TSB Bank Plc and matures on April 30, 2007. We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK Ltd and an investment with a fair market value of $4.3 million at March 31, 2005.

        On January 21, 2005, our subsidiary, PoloExpress, finalized a €7.0 million ($9.0 million) seasonal loan agreement with Bayerische Hypo- und Vereinsbank AG. The loan is for the purpose of financing purchases of inventory for the 2005 season. The loan matures in one-third installments on each of April 15, May 15, and June 15 of 2005. The loan bears interest based upon the three-month average Euribor rate plus a 3.6% margin.

         Term Loan Agreement — Shopping Center

        At March 31, 2005, our subsidiary, Republic Thunderbolt, LLC, has outstanding borrowings of $54.3 million on a non-recourse 10-year term loan financing of our Airport Plaza shopping center in Farmingdale, New York with Column Financial, a subsidiary of Credit Suisse First Boston, LLC. The interest rate is fixed at 6.2% for the term of the loan and the loan matures in December 2014. The loan requires the maintenance of a lock-box arrangement, whereby rental revenues are deposited and funds are automatically withdrawn to satisfy the monthly loan payments. After the loan payments are made, the remaining funds are then disbursed to us. The loan does not have a subjective acceleration clause. In addition, the loan may not be prepaid until three months before its maturity, however, the loan may be assumed by other parties. The loan is secured by the assets of our shopping center. On March 31, 2005, approximately $6.5 million of the loan proceeds were being invested in a long-term escrow account as collateral to fund certain contingent environmental matters.

         Credit Facility at Aerospace Segment

        At March 31, 2005, we have outstanding borrowings of $11.0 million on a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our aerospace segment. The loan bears interest at 1.0% over prime and we pay a non-usage fee of 0.5%. The credit facility matures in January 2007.

         Promissory Note – Real Estate

        At March 31, 2005, we have an outstanding loan of $13.0 million with Beal Bank, SSB. The loan is evidenced by a Promissory Note dated as of August 26, 2004, and is secured by a mortgage lien on the Company’s real estate in Huntington Beach CA, Fullerton CA and Wichita KS. Interest on the note is at the rate of one-year LIBOR (determined on an annual basis), plus 6%, and is payable monthly. The loan matures on October 31, 2007, provided that the Company may extend the maturity date for one year, during which time the interest rate shall be one-year LIBOR plus 8%. The promissory note agreement contains a premium prepayment clause of 10% if prepaid prior to September 2005; 5% if prepaid after September 2005, and before September 2006; and 3% if prepaid between September 2006 and October 2007. On March 31, 2005, approximately $1.2 million of the loan proceeds were held in escrow to fund specific improvements to the secured property.

         Guarantees

        At March 31, 2005, we have included $1.1 million as debt for guarantees assumed by us of retail shop partners indebtedness incurred for the purchase of fittings in retail shops in Germany. These guarantees were issued by our subsidiary in the sports & leisure segment. In addition, on March 31, 2005, approximately $3.3 million of bank loans received by retail shop partners in the sports & leisure segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us.

5.     PENSIONS AND POSTRETIREMENT BENEFITS

        The Company and its subsidiaries sponsor three qualified defined benefit pension plans and several other postretirement benefit plans. The components of net periodic benefit cost from these plans are as follows:

	Pension Benefits					Postretirement Benefits

	Three Months		Six Months		Three Months		Six Months

	3/31/05	3/31/04	3/31/05	3/31/04	3/31/05	3/31/04	3/31/05	3/31/04

Service cost	$108	$182	$215	$365	$22	$10	$44	$20
Interest cost	2,707	2,788	5,415	5,575	737	775	1,474	1,550
Expected return on plan assets	(3,555)	(3,703)	(7,110)	(7,405)	—	—	—	—
Amortization of:
Prior service cost	77	72	155	145	(54)	(38)	(108)	(75)
Actuarial (gain)/loss	810	758	1,620	1,515	320	390	640	780

Net periodic benefit cost	$147	$97	$295	$195	$1,025	$1,137	$2,050	$2,275

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

        We also sponsor two supplemental executive retirement plans. The amount of expense recognized for the supplemental executive retirement plans were approximately $436 and $638 for the three months ended March 31, 2005 and March 31, 2004, respectively and $829 and $1,275 for the six months ended March 31, 2005 and March 30, 2004, respectively.

6.     LOSS PER SHARE

        The following table illustrates the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended

Basic loss per share:	3/31/05	3/31/04	3/31/05	3/31/04

Loss from continuing operations	$(3,898)	$(14,853)	$ (16,442)	$(21,425)

Weighted average common shares outstanding	25,245	25,193	25,219	25,191

Basic loss from continuing operations per share	$(0.15)	$(0.59)	$ (0.65)	$(0.85)

Diluted loss per share:
Loss from continuing operations	$(3,898)	$(14,853)	$ (16,442)	$(21,425)

Weighted average common shares outstanding	25,245	25,193	25,219	25,191
Options	antidilutive	antidilutive	antidilutive	antidilutive

Total shares outstanding	25,245	25,193	25,219	25,191

Diluted loss from continuing operations per share	$(0.15)	$(0.59)	$ (0.65)	$(0.85)

        Stock options entitled to purchase 1,017,787 and 1,023,760 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and six months ended March 31, 2005, respectively. Stock options entitled to purchase 1,338,704 and 1,336,061 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and six months ended March 31, 2004, respectively. The stock options could become dilutive in future periods.

7.     EQUITY SECURITIES

        We had 22,613,461 shares of Class A common stock and 2,621,412 shares of Class B common stock outstanding at March 31, 2005. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. During the six months ended March 31, 2005, we issued 93,357 shares of Class A common stock as a result of the payout of deferred compensation units pursuant to our stock option deferral plan. Additionally, our Class A common stock was reduced by 53,100 shares that we purchased during the six months ended March 31, 2005. Class A common stock repurchases were as follows:

Date	Number of Shares	Per Share Price

3/15/05	9,100	$3.19
3/16/05	44,000	$3.20

8.     PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

        The following table sets forth our unaudited pro forma results of operations for the six months ended March 31, 2004, reflecting our acquisition of Hein Gericke, PoloExpress and IFW (completed on November 1, 2003). The pro forma results are based on our historical financial statements of the entities we acquired. The unaudited pro forma statements of operations give effect to each of these transactions as if the transactions occurred on October 1, 2003. The pro forma financial results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of the fiscal periods. The summary unaudited consolidated pro forma financial results are qualified by and should be read in conjunction with the financial statements and notes thereto included in our September 30, 2004 Annual Report on Form 10-K.

Six Months Ended

3/31/04

Net revenues	$135,419
Operating loss	(12,989)
Loss from continuing operations	(22,407)
Loss from continuing operations, per share	$(0.89)

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

        As of March 31, 2005, the consolidated total of our recorded liabilities for environmental matters was approximately $10.6 million, which represented the estimated probable exposure for these matters. On March 31, 2005, $3.8 million of these liabilities were classified as other accrued liabilities and $6.8 million were classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $17.6 million.

        The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $8.4 million, for our fastener business. To date, Alcoa has contacted us concerning potential environmental and legal claims for $10.2 million, which, while disputed, could exceed the $8.4 million indemnification liability included in the sales agreement. We do not believe that we will have any liability to Alcoa in excess of the indemnification amount included in the sales agreement. Accordingly, we have not recorded an additional accrual for these environmental claims at March 31, 2005. However, Alcoa may seek to claim that amounts in excess of the $8.4 million should be paid from the $25.0 million held in escrow, which we would dispute. If it becomes probable that we are liable for claims in excess of the indemnification amount included in the sales agreement, we will, at that time record the liability. We have commenced a mediation action against Alcoa to determine the validity of its claims.

         Asbestos Matters

        On January 21, 2003, we and one of our subsidiaries were served with a third-party complaint in an action brought in New York by a non-employee worker and his spouse alleging personal injury as a result of exposure to asbestos-containing products. The defendant, which is one of many defendants in the action, had purchased a pump business from us, and asserts the right to be indemnified by us under its purchase agreement. This case was discontinued as to all defendants, thereby extinguishing the indemnity claim against us in the instant case. However, the purchaser has notified us of, and claimed a right to indemnity from us in relation to many thousands of other asbestos-related claims filed against it. We have not received enough information to assess the impact, if any, of the other claims. During the last eighteen months, we have been served directly by plaintiffs’ counsel in nineteen cases related to the same pump business. Two of the nineteen cases were dismissed as to all defendants, based upon forum objections. We, in coordination with our insurance carriers, intend aggressively to defend ourselves against these claims.

        During the same period, we have resolved ten similar (non-pump business) asbestos-related lawsuits that were previously served upon the Company. In eight cases, we were voluntarily dismissed, without payment of consideration to plaintiffs. The remaining two cases were settled for nominal amounts.

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

         Other Matters

        Two actions, styled Noto v. Steiner, et al., and Barbonel v. Steiner, et al., were commenced on November 18, 2004, and November 23, 2004, respectively, in the Court of Chancery of the State of Delaware in and for Newcastle County, Delaware. The plaintiffs allege that each is a shareholder of The Fairchild Corporation and purport to bring actions derivatively on behalf of the Company, claiming, among other things, that Fairchild executive officers have received excessive pay and perquisites in violation of fiduciary duties to the Company. The complaints name, as defendants, all of the Company’s directors, its Chairman and Chief Executive Officer, its President and Chief Operating Officer, its Chief Financial Officer, and its General Counsel. On April 1, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Settlement of The Fairchild Corporation Stockholder Derivative Litigation. While the Company and its Officers and Directors believe it and they have meritorious defenses to these suits, and deny liability or wrongdoing with respect to any and all claims alleged in the suits, it and its Officers and Directors have elected to settle to avoid onerous costs of defense, inconvenience and distraction. Additional details with respect to the Proposed Settlement may be obtained from our Form 8-K filed on April 1, 2005. If the Settlement is approved, it will resolve the issues, previously disclosed by us, with respect to the legal fees and other amounts advanced by us in defense of proceedings in France against our Chairman and Chief Executive Officer, Jeffrey Steiner.

        In connection with the Alcoa Transaction, Alcoa demanded that the Company make a post-closing balance sheet adjustment which, if accepted by us, would have entitled Alcoa to approximately $8.1 million. We rejected the adjustment and, in response, Alcoa, without our authorization, withheld payment to us of $4.0 million of the amount due to us from the $12.5 million we earned based upon commercial aircraft deliveries in 2003. We filed a claim against Alcoa in regard to the post-closing balance sheet matter, which was then submitted to BDO Seidman, LLP for arbitration. On February 18, 2005, BDO Seidman resolved in our favor the dispute with Alcoa, finding that the $8.1 million adjustment Alcoa demanded was inappropriate and denying Alcoa’s request for reformation of the acquisition agreement entered into by Alcoa and us. We also filed a claim against Alcoa to collect the $4.0 million Alcoa, without our authorization, held back “in escrow” which Alcoa agreed was due to the Company, pending resolution of a post-closing balance sheet adjustment dispute. In March 2005, Alcoa paid the $4.0 million amount it unilaterally withheld from us which remained outstanding for over a year. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment, and we intend to continue to pursue Alcoa for adequate compensation on the amount it arbitrarily withheld from us, including reimbursement of damages and legal fees. In addition, Alcoa has asserted other claims which, if proven, would, according to Alcoa, aggregate in excess of $5.0 million. If Alcoa is correct and these other claims exceed $5.0 million, we may be required to reimburse Alcoa for the full amount, without benefit of a threshold set forth in the acquisition agreement under which we sold our fastener business to Alcoa. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At March 31, 2005, we had not recorded an accrual for these disputes with Alcoa.

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

10.     DISCONTINUED OPERATIONS

         Fastener Business

        On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. During the four-year period from 2003 to 2006, we are entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of threshold levels up to a maximum of $12.5 million per year. The remaining threshold aircraft delivery levels are 570 in 2005; and 650 in 2006.

        Based upon press releases issued by Boeing and Airbus, and other publicly available information, 605 commercial aircraft were delivered by Boeing (285 aircraft) and Airbus (320 aircraft) in 2004. These deliveries exceeded the 547 threshold aircraft delivery level needed for us to earn the full $12.5 million contingent payment for 2004, as set forth in the agreement to sell our fastener business to Alcoa. Accordingly, Alcoa paid us $12.5 million and we recognized a gain on disposal of discontinued operations in our first six months ended March 31, 2005.

        On December 3, 2002, we deposited with an escrow agent $25 million to secure indemnification obligations we may have to Alcoa. The escrow period remains in effect to December 3, 2007, but funds may be held longer if claims are timely asserted and remain unresolved. The escrow is classified in long-term investments on our balance sheet. In addition, for a period ending on December 3, 2007, we are required to maintain our corporate existence, take no action to cause our own liquidation or dissolution, and take no action to declare or pay any dividends on our common stock.

11.     BUSINESS SEGMENT INFORMATION

        We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the historical results of our operations for the three and six months ended March 31, 2005 and 2004, respectively.

	Three Months Ended		Six Months Ended

	3/31/05	3/30/04	3/31/05	3/30/04

Revenues
Sports & Leisure Segment (a)	$56,398	$54,278	$99,513	$79,486
Aerospace Segment	25,728	23,285	49,409	39,958
Real Estate Operations Segment	2,603	2,546	5,146	4,888
Corporate and Other	—	—	—	1
Intercompany Eliminations	(122)	—	(242)	—

Total	$84,607	$80,109	$153,826	$124,333

Operating Income (Loss)
Sports & Leisure Segment (a)	$(2,812)	$(1,327)	$(8,329)	$(4,613)
Aerospace Segment	1,782	1,188	2,862	1,243
Real Estate Operations Segment	649	780	1,410	1,547
Corporate and Other	(5,983)	(6,791)	(11,355)	(10,509)

Total	$(6,364)	$(6,150)	$(15,412)	$(12,332)

Earnings (Loss) From Continuing
Operations Before Taxes
Sports & Leisure Segment (a)	$(4,051)	$(2,729)	$(10,684)	$(6,720)
Aerospace Segment	1,427	990	2,211	966
Real Estate Operations Segment	(444)	57	(782)	274
Corporate and Other	(737)	(10,530)	(6,834)	(15,872)

Total	$(3,805)	$(12,212)	$(16,089)	$(21,352)

Assets	3/31/05	9/30/04

Sports & Leisure Segment	$196,872	$161,517
Aerospace Segment	49,945	52,618
Real Estate Operations Segment	128,192	130,569
Corporate and Other	178,385	183,400

Total	$553,394	$528,104

(a)    – Results for the six months ended March 31, 2004, include only five months of results from our sports & leisure segment since its acquisition on November 1, 2003.

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

CAUTIONARY STATEMENT

        Certain statements in this filing contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: our ability to find, finance, acquire and successfully operate one or more new businesses; product demand; weather conditions in Europe during peak business season and on weekends; timely deliveries from vendors; our ability to raise cash to meet seasonal demands; our dependence on the aerospace industry; customer satisfaction and quality issues; labor disputes; competition; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; military conflicts; reduced airline revenues as a result of the September 11, 2001 terrorist attacks on the United States, and their aftermath; reduced airline travel due to infectious diseases; and the impact of any economic downturns and inflation.

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

        On November 1, 2003, we acquired substantially all of the worldwide operations of Hein Gericke, PoloExpress, and Intersport Fashions West (IFW), collectively now known as Fairchild Sports. Hein Gericke currently operates 143 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. PoloExpress (also known as Polo) currently operates 87 retail shops in Germany and one retail shop in Switzerland. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW also distributes in the United States, products manufactured for other companies, under their own labels. Fairchild Sports is a seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September.

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

        On January 21, 2005, we obtained €7.0 million ($9.0 million) seasonal loan financing at the sports & leisure segment.

During the next several months, we will endeavor to:

  Develop Hein Gericke brand recognition through presently targeted customers and market expansion.
  Refinance our credit facility at Fairchild Sports.
  Find a replacement for Mr. Esser at PoloExpress.
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

        On January 2, 2004, we acquired for $18.8 million (€15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser retained a 7.5% ownership interest in PoloExpress, but Fairchild has the right to call this interest at any time from March 2007 to October 2008, for a fixed purchase price of €12.3 million ($15.9 million at March 31, 2005). Mr. Esser has the right to put such interest to us at any time during April of 2008 for €12.0 million ($15.5 million at March 31, 2005). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (€15.0 million) and provided collateral of $15.0 million (€12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The transaction includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years. We also signed an employment agreement with Mr. Esser through December 31, 2005. Mr. Esser informed us that he has elected not to renew the term of his employment agreement. Through March 31, 2005, in addition to his base salary, Mr. Esser received a profit distribution of approximately €0.6 million, which reduces the 2008 put option. As of March 31, 2005, the €11.4 million ($14.7 million) collateralized obligation for the put option, net of distributions, was included in other long-term liabilities. The €11.4 million ($14.7 million) restricted cash is invested in a capital protected investment and money market funds, and is included in long-term investments.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $34.0 million. The excess of the purchase price over net tangible assets was all allocated to identifiable intangible assets, including brand names “Hein Gericke” and “Polo”, and reflected in goodwill and intangible assets in the consolidated financial statements as of March 31, 2005. Since their acquisition on November 1, 2003, we have consolidated the results of Hein Gericke, PoloExpress and IFW into our financial statements.

        Hein Gericke, PoloExpress and IFW are now included in our segment known as sports & leisure. Our sports & leisure segment is a highly seasonal business, with a historic trend for higher volumes of sales and profits during March through September when the weather in Europe is more favorable for individuals to use their motorcycles than October to February. We acquired these companies because we believe they have potential upside, and may provide a platform for other entrees into related leisure businesses. The acquired companies are European leaders of this industry and opportunities for expansion are significant in Europe and the United States. Hein Gericke currently operates 143 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. PoloExpress currently operates 87 retail shops in Germany and one shop in Switzerland. IFW, located in Tustin, California, is a designer and distributor of motorcycle accessories, protective and other apparel, and helmets, under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. The acquisition has lessened our dependence on the aerospace industry.

      Consolidated Results

        Because Fairchild Sports is a highly seasonal business, with an historic trend of a higher volume of sales and profits during the months of March through September, the discussion below can not be relied upon as a trend of our future results.

        We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the revenues and operating income (loss) of our segments on a historical and pro forma basis for the three and six months ended March 31, 2005 and March 31, 2004, respectively. The pro forma results represent the impact of our acquisition of Hein Gericke, PoloExpress, and IFW, as if this transaction had occurred on October 1, 2003. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if the transactions had been in effect since the beginning of each fiscal period, nor are they necessarily indicative of our future results.

	Three Months Ended		Six Months Ended

	Actual		Actual		Pro Forma

	3/31/05	3/31/04	3/31/05	3/31/04	3/31/04

Revenues
Sports & Leisure Segment (a)	$56,398	$54,278	$99,513	$79,486	$90,572
Aerospace Segment	25,728	23,285	49,409	39,958	39,958
Real Estate Operations Segment	2,603	2,546	5,146	4,888	4,888
Corporate and Other	—	—	—	1	1
Intercompany Eliminations	(122)	—	(242)	—	—

Total	$84,607	$80,109	$153,826	$124,333	$135,419

Operating Income (Loss)
Sports & Leisure Segment (a)	$(2,812)	$(1,327)	$(8,329)	$(4,613)	$(5,270)
Aerospace Segment	1,782	1,188	2,862	1,243	1,243
Real Estate Operations Segment	649	780	1,410	1,547	1,547
Corporate and Other	(5,983)	(6,791)	(11,355)	(10,509)	(10,509)

Total	$(6,364)	$(6,150)	$(15,412)	$(12,332)	$(12,989)

(a)     – Actual results for the six months ended March 31, 2004, include only five months of results from our sports & leisure segment since its acquisition on November 1, 2003.

        Revenues increased by $4.5 million, or 5.6%, in the second quarter of fiscal 2005, as compared to the second quarter of fiscal 2004. Revenues increased by $29.5 million, or 23.7%, in the first six months of fiscal 2005, as compared to the first six months of fiscal 2004. The increase in the first six months was due primarily to the prior period only including five months of activity from our acquisition of Hein Gericke, PoloExpress and IFW on November 1, 2003, our foreign sales benefiting from a stronger euro as compared to the dollar, and increased sales at our sports & leisure segment. Revenues in the second quarter and first six months of fiscal 2005 also benefited from increased revenues at the aerospace segment.

        Gross margin as a percentage of sales was 34.7% and 35.2% in the first six months of fiscal 2005 and fiscal 2004, respectively. The decrease in margins reflects efforts at our sports & leisure segment to move older merchandise in the current period, with increased incentive discounts provided for our customers. Gross margin as a percentage of rental revenue decreased to 27.4% in the first six months of fiscal 2005 as compared to 35.1% in the first six months of fiscal 2004, due primarily to higher real estate taxes and professional fees and the sale of the Chatsworth, California facility in July 2004.

        Selling, general and administrative expense as a percentage of sales decreased 1.6% to 45.2% for the six months ended March 31, 2005, as compared to the first six months of fiscal 2004. Selling, general and administrative expense for the six months ended March 31, 2004, included only five months of expense from our sports & leisure segment acquired on November 1, 2003.

        Other income decreased $0.8 million for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. The results for the six months ended March 31, 2004 included $1.2 million of realized foreign currency gains as a result of cash and investments in a euro denominated account which benefited from the strengthening of the euro against the United States dollar.

        Net interest expense was $10.9 million and $10.2 million for the six months ended March 31, 2005 and March 31, 2004, respectively, and the increase reflected higher debt outstanding in the current period.

        Investment income increased $5.6 million for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004, and included $5.3 million of stock and dividends received from the demutalization of an insurance company.

        The fair market value adjustment of our position in a ten-year $100 million interest rate contract improved by $4.3 million and $0.9 million in the first six months of fiscal 2005 and fiscal 2004, respectively. The fair market value adjustment of this agreement will generally fluctuate, based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate contract will increase, and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest rate contract will decrease, and we will record income. Increasing interest rates have caused the favorable change in fair market value of the contract in these periods.

        The tax provision for the six months ended March 31, 2005 and March 31, 2004, represents foreign taxes withheld and state taxes. No federal tax benefit was accrued due to an annual projected domestic loss and our foreign operations reporting a loss for the first six months.

        Earnings (loss) from discontinued operations include the results of certain legal and environmental expenses associated with our former businesses. The earnings from discontinued operations for the first six months of fiscal 2005 resulted from a $0.2 million reduction in our environmental accrual due to a settlement of a matter for an amount lower than its expected cost and a tax benefit of $0.5 million realized from the carryback of environmental remediation payments. The loss from discontinued operations for the first six months of fiscal 2004 includes an accrual of $0.8 million for legal expenses relating to a business we sold several years ago and a $1.0 million cost of severance for a former fastener employee.

        We recognized a $12.5 million and $8.7 million gain on the disposal of discontinued operations, as a result of additional proceeds earned from the sale of the fastener business in the six months ended March 31, 2005, and March 31, 2004, respectively. No income tax expense was recorded due to our overall net tax loss.

Segment Results

Sports & Leisure Segment

        Our sports & leisure segment, which we purchased from the Administrator of Eurobike AG and Mr. Klaus Esser, designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. Primary brand names of our products include Polo, Hein Gericke, and First Gear. Hein Gericke currently operates 143 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. Polo currently operates 87 retail shops in Germany and one shop in Switzerland. For the most part, the Hein Gericke retail stores sell Hein Gericke brand items, and the Polo retail stores sell Polo brand products. Both the Hein Gericke and Polo retail stores sell products of other manufacturers, the inventory of which is owned by the Company. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties, including Harley-Davidson. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. The sports and leisure segment is a seasonal business, with an historic trend of a higher volume of sales and profits during the months of March through September.

        On a pro forma basis, sales in our sports & leisure segment increased by $8.9 million during the six months ended March 31, 2005, as compared to the six months ended March 31, 2004. The increase is due to the strengthening of the euro as compared to the United States dollar during the six months ended March 31, 2005, as compared to the six months ended March 31, 2004, additional inventory in our stores, and enhancements to the products available during the off-season period. On a pro forma basis, the operating loss in our sports & leisure segment increased by $3.1 million during the six months ended March 31, 2005, as compared to the six months ended March 31, 2004. The operating loss in the current quarter was adversely effected by the strengthening of the euro as compared to the United States dollar and slightly lower gross margins.

        Since the November 1, 2003 acquisition, Hein Gericke has initiated steps to advance its retail business in Germany. Hein Gericke is focusing on more efficient advertising and marketing to restore brand recognition previously enjoyed by Hein Gericke in Germany. In the second quarter, a new ERP computer system operational at Polo, was expanded to encompass the operations of Hein Gericke. The new ERP computer system will enable the business to operate in a more efficient manner. Hein Gericke and Polo increased the procurement of goods for delivery to meet the seasonal increase in sales. We believe relations with the suppliers of Fairchild Sports have improved since our acquisition. We have initiated a program to focus on optimal store location. This includes closing or relocating low performing stores, and opening new stores in England and elsewhere in Western Europe. Since the acquisition, we have opened seven stores in Germany, five stores in the England, one store in Italy, and one store in Switzerland, and we have closed nineteen low performing stores in Germany. We have also redesigned several stores to better present our products to customers.

Aerospace Segment

        Our aerospace segment has six locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, one location provides overhaul and repair capabilities, and one location manufactures airframe components. The products distributed include: navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. Our location in Titusville, Florida, overhauls and repairs landing gear, pressurization components, instruments, and avionics. Customers include original equipment manufacturers, commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace segment increased by $2.4 million, or 10.5%, and $9.5 million, or 23.7% in the second quarter and first six months of fiscal 2005, respectively, as compared to the second quarter and first six months of fiscal 2004. Sales in our aerospace segment are not anticipated to sustain a growth rate at these levels in the coming quarters, as demand in the aerospace industry is still adversely affected by continued financial difficulties of commercial airlines.

        Operating income increased by $0.6 million, or 50.0% in the second quarter and $1.6 million, or 130.2% in the first six months of fiscal 2005, as compared to the same periods in fiscal 2004. The results for the three months and six months ended March 31, 2005, reflect the increase in volume of sales and a slight increase in gross margin as a percentage of sales.

Real Estate Operations Segment

            Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York, and also owns and leases to Alcoa a 208,000 square foot manufacturing facility located in Fullerton, California. We have two tenants that each occupy more than 10% of the rentable space in the shopping center. Rental revenue increased by 2.2% in the second quarter and 5.3% in the first six months of fiscal 2005, as compared to the same periods of fiscal 2004, reflecting tenants occupying an additional 6,000 square feet of the shopping center and our receipt of higher average rents, offset partially by the July 2004 sale of a property located in Chatsworth, California that generated rental revenue of $0.5 million per year. The weighted average occupancy of our shopping center was 96.4% during the first six months of fiscal 2005, as compared to 96.3% in the first six months of fiscal 2004. The average effective annual rental rate per square foot was $21.47 and $20.27 during the first six months of fiscal 2005 and fiscal 2004, respectively. As of March 31, 2005, approximately 98% of the shopping center was leased. We anticipate that rental income will increase during 2005, as a result of new leases for approximately 12,000 square feet, entered into at the end of fiscal 2004. In April 2005, we engaged Eastdil Realty Company, LLC, to explore opportunities for the sale of our shopping center. The Fullerton property is leased to Alcoa through October 2007, and is expected to generate revenues and operating income in excess of $0.5 million per year.

             Operating income decreased by approximately $0.1 million in the first six months of fiscal 2005, as compared to the first six months of fiscal 2004 due primarily to the sale of the property located in Chatsworth, California.

Corporate

        The operating loss at corporate increased by $0.8 million in the first six months of fiscal 2005, as compared to the first quarter of fiscal 2004, due primarily to the costs of complying with the Sarbanes Oxley Act of 2002. The first six months of fiscal 2004 included $1.2 million of gains realized on foreign currency on cash we held in euros and investments in a euro denominated account which benefited from the strengthening of the euro against the United States dollar.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Total capitalization as of March 31, 2005 and September 30, 2004 was $288.4 million and $277.7 million, respectively. The six-month change in capitalization included a net increase of $12.4 million in debt resulting from approximately $9.9 million of additional borrowings net of repayments, and a $2.5 million increase due to the foreign currency effect on debt denominated in euros. Equity decreased by $1.7 million, due primarily to our $3.0 million reported net loss, partially offset by $0.6 million received on the repayment of shareholder loans. Our combined cash and investment balances totaled $107.7 million on March 31, 2005, as compared to $109.4 million on September 30, 2004, and included restricted investments of $69.9 million and $75.0 million at March 31, 2005 and September 30, 2004, respectively.

        Net cash used for operating activities for the six months ended March 31, 2005, was $11.6 million and included a $29.3 million increase in inventory, offset partially by an $18.8 million increase in accounts payable and other accrued liabilities. Net cash used for operating activities for the six months ended March 31, 2004, was $9.4 million and reflected the $36.1 million liquidation of trading securities used to fund the acquisition. Excluding assets and liabilities acquired on November 1, 2003 from the acquisition of Hein Gericke, PoloExpress, and IFW, the working capital uses of cash in the first six months of fiscal 2004 included a $32.7 million increase in inventory, offset by a $18.6 million increase of accounts payable and other accrued liabilities.

        Net cash provided by investing activities for the six months ended March 31, 2005 was $1.3 million, and included $7.2 million of proceeds received from investment securities, offset by $7.4 million of capital expenditures. Net cash used for investing activities for the six months ended March 31, 2004 was $94.1 million, and included our acquisition funding of $73.0 million, net of $15.0 million cash acquired.

        Net cash provided by financing activities was $10.3 million for the six months ended March 31, 2005, which reflects $9.9 million of net borrowings, offset partially by $0.6 million received on repayment of shareholder loans. Net cash provided by financing activities was $109.6 million for the six months ended March 31, 2004, which reflected $55.0 million borrowed to finance our shopping center, the short-term financing of €46.5 million for our acquisition of Hein Gericke, PoloExpress, and IFW, and $6.1 million borrowed from a revolving credit facility at our aerospace segment.

        Our principal cash requirements include supporting our current operations and general administrative structure, capital expenditures, and the payment of other liabilities including postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, cash available from borrowings, and proceeds received from dispositions of assets, including investments, will be adequate to satisfy our cash requirements during the next twelve months. On March 31, 2005, our foreign operations had cash of $5.1 million. However, debt agreements in place at our foreign locations restrict the amount of cash that can be transferred to our other subsidiaries. We may consider raising cash to meet the needs of our operations by issuing additional debt, refinancing existing indebtedness, entering into partnership arrangements, liquidating non essential assets or other means.

        On January 21, 2005, our subsidiary, PoloExpress finalized a seasonal loan agreement with Bayerische Hypo- und Vereinsbank AG (HVB), pursuant to which HVB advanced €7.0 million to PoloExpress for financing purchases of inventory during the 2005 seasonal trough.

        The costs of being a small to mid-sized public company have increased substantially with the introduction and implementation of controls and procedures mandated by the Sarbanes Oxley Act of 2002. Audit fees and audit related fees have significantly increased over the past two years. Our increased costs also include the effects of acquisitions and additional costs related to compliance with various financing agreements. We expect the costs to comply with Section 404 of the Sarbanes Oxley Act of 2002 alone may double again our audit and related costs. We estimate that we may incur expenses of approximately $3.0 million in relation to audit and related fees in fiscal 2005. Our audit fee in 2002 was approximately $0.4 million. These increases are significant for a company of our size. We will consider all options for reducing costs and may consider opportunities to take our company private in the coming year.

        We announced our intention to purchase up to 500,000 shares of our outstanding Class A Common Stock. Through March 31, 2005, we acquired 53,100 shares at an average price of $3.20 per share.

Off Balance Sheet Items

        On March 31, 2005, approximately $3.3 million of bank loans received by retail store partners were guaranteed by our subsidiaries in the sports & leisure segment. These loans have not been assumed by us.

Contractual and Other Obligations

        At March 31, 2005, we had contractual commitments to repay long term debt, including capital lease obligations. Payments due under these long-term obligations for the fiscal years ending September 30 are as follows: $24.3 million for 2005; $21.2 million for 2006; $25.0 million for 2007; $22.6 million for 2008; $5.5 million for 2009; and $52.1 million thereafter.

        We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At March 31, 2005, we had contingent liabilities of $2.2 million on commitments related to outstanding letters of credit.

        On March 31, 2005, we have reflected a $6.8 million obligation due under a ten-year $100 million interest rate swap agreement which expires on February 19, 2008. Interest on the swap agreement is settled quarterly.

        In addition, we have $24.3 million classified as other long-term liabilities at March 31, 2005, including environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

        Currently, we are not being audited by the IRS for any years, except for an audit of IFW for 2001 to 2003. We have a $43.2 million tax liability at March 31, 2005. However, based on tax planning strategies, we do not anticipate having to satisfy the tax liability over the short-term.

        Should any of these liabilities become immediately due, we would be obligated to obtain financing, raise capital, and/or liquidate assets to satisfy our obligations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Statement 123R amends certain aspects of Statement 123 and now requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be required to be recognized over the period during which an employee is required to provide service in exchange for the award, (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Statement 123R provides some flexibility in allowing entities to determine the valuation model to use in calculating fair value, and whether to implement Statement 123R on a prospective basis, a modified prospective basis or retroactively. The statement becomes effective for us at the beginning of our next fiscal year. We are currently evaluating the effects of Statement 123R. Such effect is not likely to be materially different from amounts we have previously disclosed in our filings since adopting Statement 123.

        In March 2005, The Financial Accounting Standards Board published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”, to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is intended to provide a more consistent recognition of liabilities relating to asset retirement obligations, additional information about expected future cash outflows associated with those obligations, and additional information about investments in long-lived assets, because it recognizes additional asset retirement costs as part of the assets’ carrying amounts. FIN 47 is effective no later than the end of our fiscal year ending September 30, 2006.

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

        We have recognized $4.3 million in our income statement for the non-cash increase in the fair market value of the interest rate contract in the six months ended March 31, 2005 as a result of the reduction in the fair market value for our interest rate swap agreement to $6.8 million.

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

(In thousands)
   Expected maturity date
   Type of interest rate contract
   Variable to fixed contract amount
   Fixed LIBOR rate
   EURIBOR cap rate
   Average floor rate
   Weighted average forward LIBOR/EURIBOR rate
   Market value of contract at March 31, 2005
   Market value of contract if interest rates increase by 1/8%
Market value of contract if interest rates decrease by 1/8%	February 19, 2008 Variable to Fixed $100,000 6.745% N/A N/A 4.23% $(6,754) $(6,303) $(7,019)	March 31, 2009 Interest Rate Cap $14,512 N/A 6.0% N/A 2.12% $5 $6 $4

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

Changes in Internal Controls

        Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, which we refer to as the evaluation date. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. We recently implemented a new ERP computer system that is now operational at Polo and Hein Gericke. We anticipate that the new ERP computer system will enable the business to operate in a more efficient manner and enhance internal controls. There were no other significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended March 31, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of our Stockholders was held on February 16, 2005. Three matters of business were voted upon:

   Proposal 1 - to elect nine directors for the ensuing year;
   Proposal 2 – to approve the material terms of the fiscal 2005 performance goal for incentive compensation for the President;
   Proposal 3 – to approve the material terms of the fiscal 2005 performance goal for incentive compensation for the Chief Executive Officer.

        The following tables provide the results of the stockholder voting on each proposal, expressed in number of votes:

Directors: Mortimer M. Caplin Robert E. Edwards Steven L. Gerard Harold J. Harris Daniel Lebard John W. Podkowsky Herbert S. Richey Eric I. Steiner Jeffrey J. Steiner	Votes For 43,635,838 43,703,138 43,608,294 43,649,778 43,649,898 43,700,551 43,643,598 43,688,306 43,682,736	Votes Withheld 960,842 893,542 988,386 946,902 946,782 896,129 953,082 908,374 913,944

Proposal 2 Proposal 3	Votes For 38,537,933 38,563,306	Votes Against 1,157,679 1,130,406	Abstain 11,796 13,696	Non-Vote 4,889,272 4,889,272

Item 5. Other Information

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

For THE FAIRCHILD CORPORATION (Registrant) and as its Chief Financial Officer: By: /s/ JOHN L. FLYNN John L. Flynn Chief Financial Officer and Senior Vice President,Tax

Date: May 6, 2005