Form 10-Q
period 2005-06-30
FAIRCHILD CORP
filed 2005-08-08
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005
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

YES _X_ NO ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Class	June 30, 2005
Class A Common Stock, $0.10 Par Value	22,604,761
Class B Common Stock, $0.10 Par Value	2,621,412

THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2005

PART I. Item 1. Item 2. Item 3. Item 4. PART II. Item 1. Item 2. . Item 5. Item 6.

 FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and
September 30, 2004

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited) for the Three and Nine Months Ended June 30, 2005 and June 30, 2004

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
Ended June 30, 2005 and June 30, 2004

Notes to Condensed Consolidated Financial Statements (Unaudited)

Management's Discussion and Analysis of Results of Operations and Financial Condition

Quantitative and Qualitative Disclosure About Market Risk

Controls and Procedures

OTHER INFORMATION

Legal Proceedings

Changes in Securities and Use of Proceeds

Other Information

Exhibits

Page 3 5 6 7 20 28 30 31 31 31 31

        All references in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “us,” the “Company” and “Fairchild” refer to The Fairchild Corporation and its subsidiaries. All references to “fiscal” in connection with a year shall mean the 12 months ended September 30th.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2005 (Unaudited) and September 30, 2004
(In thousands)

ASSETS

	6/30/05	9/30/04

Cash and cash equivalents	$ 8,136	$ 12,849
Short-term investments	17,519	16,595
Accounts receivable-trade, less allowances of $3,035 and $2,878	19,673	27,340
Inventories - finished goods	110,133	95,312
Current assets of discontinued operations	—	4,389
Prepaid expenses and other current assets	12,009	8,426

Total Current Assets	167,470	164,911

Property, plant and equipment, net of accumulated
depreciation of $30,509 and $24,796	145,807	144,510
Noncurrent assets of discontinued operations	—	1,106
Goodwill and intangible assets	43,870	44,298
Investments and advances, affiliated companies	3,843	4,441
Prepaid pension assets	60,251	60,693
Deferred loan costs	2,958	3,748
Long-term investments	72,220	79,959
Notes receivable	8,822	9,355
Other assets	12,799	15,083

TOTAL ASSETS	$518,040	$528,104

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2005 (Unaudited) and September 30, 2004
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	6/30/05	9/30/04

CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$23,442	$22,864
Accounts payable	38,434	26,873
Accrued liabilities:
Salaries, wages and commissions	12,854	12,235
Insurance	8,352	10,410
Interest	690	985
Other accrued liabilities	21,096	18,742
Current liabilities of discontinued operations	—	1,529

TOTAL CURRENT LIABILITIES	104,868	93,638

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	103,799	115,354
Fair value of interest rate contract	7,070	11,088
Other long-term liabilities	22,946	25,445
Pension liabilities	75,262	74,323
Retiree health care liabilities	27,082	27,369
Noncurrent income taxes	43,164	41,473

TOTAL LIABILITIES	384,191	388,690

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,480 (30,387 in Sept. 2004) shares issued and 22,605 (22,573 in
Sept. 2004); shares outstanding; entitled to one vote per share	3,047	3,038
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 (2,621 in Sept. 2004) shares issued and outstanding; entitled
to ten votes per share	262	262
Paid-in capital	232,457	232,766
Treasury stock, at cost, 7,875 (7,814 in Sept. 2004) shares
of Class A common stock	(76,352)	(76,459)
Retained earnings	36,925	41,490
Notes due from stockholders	(114)	(1,061)
Cumulative other comprehensive income	(62,376)	(60,622)

TOTAL STOCKHOLDERS' EQUITY	133,849	139,414

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$518,040	$528,104

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
For The Three (3) and Nine (9) Months Ended June 30, 2005 and 2004
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
REVENUE:	06/30/05	06/30/04	06/30/05	06/30/04

Net sales	$112,810	$111,725	$256,859	$226,189
Rental revenue	2,632	2,704	7,535	7,591

	115,442	114,429	264,394	233,780
COSTS AND EXPENSES:
Cost of goods sold	66,014	66,845	158,438	139,474
Cost of rental revenue	1,646	1,759	5,204	4,933
Selling, general & administrative	46,079	36,880	114,950	94,570
Other (income) expense, net	(1,311)	2,568	(2,618)	470
Amortization of intangibles	139	—	426	—

	112,567	108,052	276,400	239,447

OPERATING INCOME (LOSS)	2,875	6,377	(12,006)	(5,667)
Interest expense	6,159	5,621	17,904	16,708
Interest income	(378)	(127)	(1,231)	(1,174)

Net interest expense	5,781	5,494	16,673	15,534
Investment income	2,595	890	8,476	1,160
Increase (decrease) in fair market value of interest rate
contract	(316)	4,920	4,018	5,783

Earnings (loss) from continuing operations before taxes	(627)	6,693	(16,185)	(14,258)
Income tax benefit (provision)	(1,457)	3,968	(1,611)	3,895
Equity in earnings of affiliates, net	(200)	(734)	(400)	(734)

Earnings (loss) from continuing operations	(2,284)	9,927	(18,196)	(11,097)
Loss from discontinued operations, net	(444)	(3,684)	(28)	(6,198)
Gain on disposal of discontinued operations, net	1,158	809	13,658	9,502

NET EARNINGS (LOSS)	$(1,570)	$7,052	$(4,566)	$(7,793)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,808)	748	(514)	(972)
Minimum pension liability	—	—	(1,125)	—
Unrealized holding changes on derivatives	28	26	83	79
Unrealized periodic holding changes on securities	(792)	(525)	(198)	1,299

Other comprehensive income (loss)	(2,572)	249	(1,754)	406

COMPREHENSIVE INCOME (LOSS)	$(4,142)	$7,301	$(6,320)	$(7,387)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) from continuing operations	$(0.09)	$0.39	$(0.72)	$(0.44)
Loss from discontinued operations	(0.02)	(0.14)	—	(0.25)
Gain on disposal of discontinued operations	0.05	0.03	0.54	0.38

NET EARNINGS (LOSS)	$(0.06)	$0.28	$(0.18)	$(0.31)

Basic weighted average shares outstanding	25,229	25,194	25,223	25,192
Diluted weighted average shares outstanding	25,229	25,244	25,223	25,192

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For The Nine (9) Months Ended June 30, 2005 and 2004
(In thousands)

	6/30/05	6/30/04

Cash flows from operating activities:
Net loss	$(4,566)	$(7,793)
Depreciation and amortization	7,255	5,645
Amortization of deferred loan fees	1,131	552
Unrealized holding gain on interest rate contract	(4,018)	(5,783)
Undistributed (earnings) loss of affiliates, net	400	734
Change in trading securities	(1,618)	38,159
Change in operating assets and liabilities	2,867	(46,933)
Non-cash charges and working capital changes of discontinued operations	(1,805)	1,032

Net cash used for operating activities	(354)	(14,387)

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,984)	(5,086)
Net proceeds received from (used for) investment securities, net	8,130	(17,786)
Acquisition of subsidiary, net of cash acquired	—	(69,356)
Net proceeds received from the sale of discontinued operations	6,000	5,736
Equity investment in affiliates	198	—
Changes in notes receivable	294	97
Investing activities of discontinued operations	(229)	(825)

Net cash provided by (used for) investing activities	5,409	(87,220)

Cash flows from financing activities:
Proceeds from issuance of debt	14,001	177,939
Debt repayments	(23,981)	(69,489)
Payment of financing fees	(377)	(2,061)
Issuance of Class A common stock	—	23
Purchase of treasury stock	(193)	—
Loan repayments from stockholders'	947	205
Financing activities of discontinued operations	—	(200)

Net cash provided by (used for) financing activities	(9,603)	106,417

Effect of exchange rate changes on cash	(165)	9

Net change in cash and cash equivalents	(4,713)	4,819
Cash and cash equivalents, beginning of the year	12,849	6,601

Cash and cash equivalents, end of the period	$8,136	$11,420

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data)

1.     FINANCIAL STATEMENTS

        The condensed consolidated balance sheet as of June 30, 2005, and the condensed consolidated statements of operations and other comprehensive income (loss) and cash flows for the periods ended June 30, 2005 and 2004 have been prepared by us, without audit. In the opinion of management, all adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005, and for all periods presented, have been made. These adjustments include certain reclassifications to reflect the sale of Fairchild Aerostructures as a discontinued operation. The condensed consolidated balance sheet at September 30, 2004 was derived from the audited financial statements as of that date.

        The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2004 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

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

         Stock-Based Compensation

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Statement 123R amends certain aspects of Statement 123 and now requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be required to be recognized over the period during which an employee is required to provide service in exchange for the award, (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Statement 123R provides some flexibility in allowing entities to determine the valuation model to use in calculating fair value, and whether to implement Statement 123R on a modified prospective basis or modified retrospective basis. The statement becomes effective for us at the beginning of our next fiscal year. We are currently evaluating the effects of Statement 123R. Such effect is not likely to be materially different from amounts we disclose under Statement 123.

        As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and until we adopt Statement 123R, we use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, for our stock-based employee compensation plans. Since the exercise price and the fair value of the underlying stock are the same, no compensation cost has been recognized for the granting of stock options to our employees in the three and nine months ended June 30, 2005 and June 30, 2004. If stock options previously granted were accounted for based on their fair value as determined under Statement 123, our pro forma results would be as follows:

	Three Months Ended		Nine Months Ended

	6/30/05	6/30/04	6/30/05	6/30/04

Net earnings (loss), as reported	$(1,570)	$7,052	$(4,566)	$(7,793)
Total stock-based employee compensation expense
determined under the fair value based method for all
awards, net of tax	(38)	(84)	(112)	(251)

Pro forma net earnings (loss)	$(1,608)	$6,968	$(4,678)	$(8,044)

Basic and diluted earnings (loss) per share:
As reported	$(0.06)	$0.28	$(0.18)	$(0.31)
Pro forma	$(0.06)	$0.28	$(0.19)	$(0.32)

        The pro forma effects of applying SFAS 123 are not representative of the effects on reported net results for future years. Additional grants are expected in future years.

        The weighted average grant date fair value of options granted during the nine months ended June 30, 2005 was $1.95. The weighted average grant date fair value of options granted during the nine months ended June 30, 2004 was $3.12. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.

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

        On January 2, 2004, we acquired for $18.8 million (€15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser retained a 7.5% ownership interest in PoloExpress, but Fairchild has the right to call this interest at any time from March 2007 to October 2008, for a fixed purchase price of €12.3 million ($14.8 million at June 30, 2005). Mr. Esser has the right to put such interest to us at any time during April of 2008 for €12.0 million ($14.5 million at June 30, 2005). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (€15.0 million) and provided collateral of $15.0 million (€12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The transaction includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years. We also signed an employment agreement with Mr. Esser through December 31, 2005. Mr. Esser informed us that he has elected not to renew the term of his employment agreement. Through June 30, 2005, in addition to his base salary, Mr. Esser received a profit distribution of approximately €0.6 million, which reduces the 2008 put option. As of June 30, 2005, the €11.4 million ($13.8 million) collateralized obligation for the put option, net of distributions, was included in other long-term liabilities. The €11.4 million ($13.8 million) restricted cash is invested in a capital protected investment and money market funds, and is included in long-term investments.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $34.0 million. The excess of the purchase price over net tangible assets was all allocated to identifiable intangible assets, including brand names “Hein Gericke” and “Polo”, and reflected in goodwill and intangible assets in the consolidated financial statements as of June 30, 2005. Since their acquisition on November 1, 2003, we have consolidated the results of Hein Gericke, PoloExpress and IFW into our financial statements.

        Hein Gericke, PoloExpress and IFW are included in our segment known as sports & leisure. Our sports & leisure segment is a highly seasonal business, with an historic trend for higher volumes of sales and profits during March through September, when the weather in Europe is more favorable for individuals to use their motorcycles than during October to February. We acquired these companies because we believe they have potential upside, and may provide a platform for other entrees into related leisure businesses. The acquired companies are European leaders of this industry, and opportunities for expansion are significant in Europe and the United States. Hein Gericke currently operates 147 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. PoloExpress currently operates 85 retail shops in Germany and one shop in Switzerland. IFW, located in Tustin, California, is a designer and distributor of motorcycle accessories, protective and other apparel, and helmets, under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. The acquisition has lessened our dependence on the aerospace industry.

3.     CASH EQUIVALENTS AND INVESTMENTS

        Cash equivalents and investments at June 30, 2005 consist primarily of investments in United States government securities, investment grade corporate bonds, and equity securities which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:

	June 30, 2005		September 30, 2004

	Aggregate		Aggregate

	Fair Value	Cost Basis	Fair Value	Cost Basis

Cash and cash equivalents:
U.S. government securities	$ 2,028	$ 2,028	$ 3,905	$ 3,908
Money market and other cash funds	6,108	6,108	8,944	8,941

Total cash and cash equivalents	$ 8,136	$ 8,136	$ 12,849	$ 12,849

Short-term investments:
Money market funds - restricted	$ 5,885	$ 5,885	$ 4,227	$ 4,227
U.S. government securities - restricted	—	—	1,947	1,947
Trading securities - bonds	1,003	1,003	6,978	6,978
Trading securities - equity securities	10,631	10,631	3,443	3,607

Total short-term investments	$17,519	$17,519	$ 16,595	$ 16,759

Long-term investments:
U.S. government securities - restricted	$10,751	$10,751	$ 23,866	$ 23,868
Money market funds - restricted	10,680	10,680	4,462	4,462
Corporate bonds - restricted	23,938	24,593	24,331	24,680
Equity securities - restricted	15,784	15,065	16,200	15,065
Available-for-sale equity securities	5,127	3,612	5,160	4,168
Other investments	5,940	5,940	5,940	5,940

Total long-term investments	$72,220	$70,641	$ 79,959	$ 78,183

Total cash equivalents and investments	$97,875	$96,296	$109,403	$107,791

        In February 2005, we received $5.3 million, representing dividends and marketable securities, issued in the name of a company we acquired in 1987. After investigation, we determined that we have ownership rights to these dividends and marketable securities, which were issued in connection with the demutualization of an insurance company. The company we acquired, which was subsequently renamed, was the contract holder of guaranteed annuity contracts purchased in 1982 to satisfy fully certain retirement obligations. In accordance with EITF Issue No. 99-4, stock received from a demutualization is accounted for at fair value with a gain recognized in income from continuing operations. Accordingly, we recognized $5.3 million of investment income in the nine months ended June 30, 2005.

        On June 30, 2005 and September 30, 2004, we had restricted investments of $67,038 and $75,033 respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract, the Esser put option, environmental matters, and escrow arrangements. In addition, on June 30, 2005 and September 30, 2004, we had cash of $5,382 and $7,199, respectively, held by our sports & leisure segment which have debt agreements that place certain restrictions on the amount of cash that may be transferred outside the borrowing companies.

4. DEBT

        At June 30, 2005 and September 30, 2004, notes payable and long-term debt consisted of the following:

	June 30, 2005	Sept. 30, 2004

Revolving credit facility - sports & leisure segment	$5,955	$7,945
Seasonal loan - sports & leisure segment	—	—
Current maturities of long-term debt	17,487	14,919

Total notes payable and current maturities of long-term debt	$23,442	$22,864

Term loan agreement - shopping center	54,126	54,600
Term loan agreement - sports & leisure segment	28,053	34,403
Promissory note - real estate	13,000	13,000
CIT revolving credit facility - aerospace segment	8,094	12,252
GMAC credit facility - sports & leisure segment	3,494	3,941
Capital lease obligations	4,537	3,378
Other notes payable, collateralized by assets	9,982	8,699
Less: current maturities of long-term debt	(17,487)	(14,919)

Net long-term debt	103,799	115,354

Total debt	$127,241	$138,218

         Credit Facilities at Sports & Leisure Segment

        At June 30, 2005, our German subsidiary, Hein Gericke Deutschland GmbH and its German partnership, PoloExpress, had outstanding borrowings of $34.0 million due under its credit facilities with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt KGaA. The revolving credit facility provides a credit line of €10.0 million ($6.0 million outstanding at June 30, 2005), at interest rates of 3.5% over the three-month Euribor, and matures annually. Outstanding borrowings under the term loan facility have blended interest rates, with $22.6 million (€18.8 million) bearing interest at 1% over the three-month Euribor rate, with an interest rate cap of 6% in which our interest expense would not exceed 6% on 50% of debt, and the remaining $5.4 million (€4.5 million) bearing interest at a fixed rate of 6%. The term loan facilities mature on March 31, 2009, and are secured by the assets of Hein Gericke Deutschland GmbH and PoloExpress and specified guarantees provided by the German State of North Rhine-Westphalia.

        The loan agreements require Hein Gericke Deutschland and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke Deutschland to maintain equity of €44.5 million ($53.7 million at June 30, 2005), as defined in the loan contracts. No dividends may be paid by Hein Gericke Deutschland unless such covenants are met and dividends may be paid only up to its consolidated after tax profits. As of June 30, 2005, Hein Gericke borrowed approximately $17.5 million (€14.5 million) from our subsidiary, Fairchild Holding Corp., which may be repaid only if the covenants in the loan agreements are met. Fairchild Holding Corp. made a seasonal loan of $7.8 million (€6.5 million) to Hein Gericke Deutschland and PoloExpress, which is not restricted under the loan agreements to be repaid. The loan agreements have certain restrictions on other forms of cash flow from Hein Gericke Deutschland. In addition, the loan covenants require Hein Gericke Deutschland and PoloExpress to maintain inventory and receivables in excess €50.0 million, with at least €25.0 million at Hein Gericke Deutschland. At December 31, 2004, inventory and accounts receivable at Hein Gericke Deutschland and PoloExpress were €57.4 million, which exceeded amounts required in the covenant requirement by €7.4 million. The inventory and accounts receivables at Hein Gericke Deutschland were €22.1 million, which was €2.9 million below the covenant requirement at Hein Gericke Deutschland. Our lenders granted a waiver on this matter. Also, an amendment dated April 27, 2005 was signed by all parties to the loan agreement modifying the covenant involving the minimum required inventory and receivables of Hein Gericke Deutschland through December 2005. Subsequently, one of the two German banks which had signed the amendment dated April 27, 2005, sent a letter stating this new amendment is initially only valid until July 31, 2005, and that a further extension is subject to the status of negotiation with regard to its replacement as a party to the loan agreement. We have been advised that the execution of the amendment to the loan agreement, effective through December 31, 2005, is binding on all parties who signed the agreement, including the bank that sent the letter stating that the new amendment is initially only valid until July 31, 2005. At June 30, 2005, we were in compliance with the loan covenants.

        At June 30, 2005, our subsidiary, Hein Gericke UK Ltd had outstanding borrowings of $3.5 million (£1.9 million) on its £5.0 million ($9.0 million) credit facility with GMAC. The loan bears interest at 2.25%, per annum, above the base rate of Lloyds TSB Bank Plc and matures on April 30, 2007. We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK Ltd and an investment with a fair market value of $4.3 million at June 30, 2005.

        On January 21, 2005, our subsidiary, PoloExpress, finalized a €7.0 million ($8.4 million) seasonal loan agreement with Bayerische Hypo- und Vereinsbank AG at interest based upon the three-month average Euribor rate plus a 3.6% margin. The loan, for the purpose of financing purchases of inventory for the 2005 season, was repaid during the quarter ended June 30, 2005.

         Term Loan Agreement — Shopping Center

        At June 30, 2005, our subsidiary, Republic Thunderbolt, LLC, has outstanding borrowings of $54.1 million on a non-recourse 10-year term loan financing of our Airport Plaza shopping center in Farmingdale, New York. The interest rate is fixed at 6.2% for the term of the loan and the loan matures in December 2014. The loan requires the maintenance of a lock-box arrangement, whereby rental revenues are deposited and funds are automatically withdrawn to satisfy the monthly loan payments. After the monthly loan payments are made, the remaining funds are then disbursed to us. The loan does not have a subjective acceleration clause. In addition, the loan may not be prepaid until three months before its maturity, however, the loan may be assumed by other parties. The loan is secured by the assets of our shopping center. On June 30, 2005, approximately $6.6 million of the loan proceeds were being invested in a long-term escrow account as collateral to fund certain contingent environmental matters.

         Credit Facility at Aerospace Segment

        At June 30, 2005, we have outstanding borrowings of $8.1 million on a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our aerospace segment. The loan bears interest at 1.0% over prime and we pay a non-usage fee of 0.5%. The credit facility matures in January 2007.

         Promissory Note – Real Estate

        At June 30, 2005, we have an outstanding loan of $13.0 million with Beal Bank, SSB. The loan is evidenced by a Promissory Note dated as of August 26, 2004, and is secured by a mortgage lien on the Company’s real estate in Huntington Beach CA, Fullerton CA and Wichita KS. Interest on the note is at the rate of one-year LIBOR (determined on an annual basis), plus 6%, and is payable monthly. The loan matures on October 31, 2007, provided that the Company may extend the maturity date for one year, during which time the interest rate shall be one-year LIBOR plus 8%. The promissory note agreement contains a premium prepayment clause of 10% if prepaid prior to September 2005; 5% if prepaid after September 2005, and before September 2006; and 3% if prepaid between September 2006 and October 2007. On June 30, 2005, approximately $1.2 million of the loan proceeds were held in escrow to fund specific improvements to the secured property.

         Guarantees

        At June 30, 2005, we have included $0.6 million as debt for guarantees assumed by us of retail shop partners indebtedness incurred for the purchase of fittings in retail shops in Germany. These guarantees were issued by our subsidiary in the sports & leisure segment. In addition, on June 30, 2005, approximately $3.3 million of bank loans received by retail shop partners in the sports & leisure segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us.

5.     PENSIONS AND POSTRETIREMENT BENEFITS

        The Company and its subsidiaries sponsor three qualified defined benefit pension plans and several other postretirement benefit plans. The components of net periodic benefit cost from these plans are as follows:

	Pension Benefits				Postretirement Benefits

	Three Months		Nine Months		Three Months		Nine Months

	6/30/05	6/30/04	6/30/05	6/30/04	6/30/05	6/30/04	6/30/05	6/30/04

Service cost	$108	$182	$322	$548	$22	$10	$66	$30
Interest cost	2,707	2,788	8,123	8,363	737	775	2,211	2,325
Expected return on plan assets	(3,555)	(3,703)	(10,665)	(11,108)	—	—	—	—
Amortization of:
Prior service cost	77	72	233	217	(54)	(38)	(163)	(112)
Actuarial (gain)/loss	810	758	2,430	2,273	320	390	961	1,170

Net periodic benefit cost	$147	$97	$443	$293	$1,025	$1,137	$3,075	$3,413

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

        We also sponsor two supplemental executive retirement plans. The amount of expense recognized for the supplemental executive retirement plans were approximately $415 and $637 for the three months ended June 30, 2005 and June 30, 2004, respectively and $1,244 and $1,912 for the nine months ended June 30, 2005 and June 30, 2004, respectively.

6.     EARNINGS (LOSS) PER SHARE

        The following table illustrates the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended

Basic loss per share:	6/30/05	6/30/04	6/30/05	6/30/04

Earnings (loss) from continuing operations	$ (2,284)	$ 9,927	$ (18,196)	$ (11,097)

Weighted average common shares outstanding	25,229	25,194	25,223	25,192

Basic earnings (loss) from continuing operations per share	$ (0.09)	$ 0.39	$ (0.72)	$ (0.44)

Diluted loss per share:
Earnings (loss) from continuing operations	$ (2,284)	$ 9,927	$ (18,196)	$ (11,097)

Weighted average common shares outstanding	25,229	25,194	25,223	25,192
Options	antidilutive	50	antidilutive	antidilutive

Total shares outstanding	25,229	25,244	25,223	25,192

Diluted loss from continuing operations per share	$ (0.09)	$ 0.39	$ (0.72)	$ (0.44)

        Stock options entitled to purchase 957,141 and 1,001,554 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and nine months ended June 30, 2005, respectively. Stock options entitled to purchase 308,280 and 1,311,307 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and nine months ended June 30, 2004, respectively. The stock options could become dilutive in future periods.

7.     EQUITY SECURITIES

        We had 22,604,761 shares of Class A common stock and 2,621,412 shares of Class B common stock outstanding at June 30, 2005. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. During the nine months ended June 30, 2005, we issued 93,357 shares of Class A common stock as a result of the payout of deferred compensation units pursuant to our stock option deferral plan. Additionally, our Class A common stock was reduced by 61,800 shares that we purchased during the nine months ended June 30, 2005. Class A common stock repurchases were as follows:

Date	Number of Shares	Per Share Price

3/15/05 3/16/05 5/11/05	9,100 44,000 8,700	$ 3.19 $ 3.20 $ 2.61

8.     PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

        The following table sets forth our unaudited pro forma results of operations for the nine months ended June 30, 2004, reflecting our acquisition of Hein Gericke, PoloExpress and IFW (completed on November 1, 2003). The pro forma results are based on our historical financial statements of the entities we acquired. The unaudited pro forma statements of operations give effect to each of these transactions as if the transactions occurred on October 1, 2003. The pro forma financial results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of the fiscal periods. The summary unaudited consolidated pro forma financial results are qualified by and should be read in conjunction with the financial statements and notes thereto included in our September 30, 2004 Annual Report on Form 10-K.

Nine Months Ended

6/30/04

Net revenues	$244,866
Operating loss	(6,324)
Loss from continuing operations	(12,079)
Loss from continuing operations, per share	$(0.48)

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

        As of June 30, 2005, the consolidated total of our recorded liabilities for environmental matters was approximately $10.4 million, which represented the estimated probable exposure for these matters. On June 30, 2005, $3.8 million of these liabilities were classified as other accrued liabilities and $6.6 million were classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $17.4 million.

        The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $8.4 million, for our fastener business. To date, Alcoa has contacted us concerning potential environmental and legal claims for $12.3 million, which, while disputed, could exceed the $8.4 million indemnification liability included in the sales agreement. We do not believe that we will have any liability to Alcoa in excess of the indemnification amount included in the sales agreement. Accordingly, we have not recorded an additional accrual for these environmental claims at June 30, 2005. However, Alcoa may seek to claim that amounts in excess of the $8.4 million should be paid from the $25.0 million held in escrow, which we would dispute. If it becomes probable that we are liable for claims in excess of the indemnification amount included in the sales agreement, we will, at that time record the liability. We have commenced a mediation action against Alcoa to determine the validity of its claims.

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

         Other Matters

        Two actions, styled Noto v. Steiner, et al., and Barbonel v. Steiner, et al., were commenced on November 18, 2004, and November 23, 2004, respectively, in the Court of Chancery of the State of Delaware in and for Newcastle County, Delaware. The plaintiffs allege that each is a shareholder of The Fairchild Corporation and purport to bring actions derivatively on behalf of the Company, claiming, among other things, that Fairchild executive officers have received excessive pay and perquisites in violation of fiduciary duties to the Company. The complaints name, as defendants, all of the Company’s directors, its Chairman and Chief Executive Officer, its President and Chief Operating Officer, its Chief Financial Officer, and its General Counsel. While the Company and its Officers and Directors believe it and they have meritorious defenses to these suits, and deny liability or wrongdoing with respect to any and all claims alleged in the suits, it and its Officers and Directors have elected to settle to avoid onerous costs of defense, inconvenience and distraction. On April 1, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On May 18, 2005, the Court of Chancery of the State of Delaware in and for New Castle County declined to approve a proposed settlement of these actions. Fairchild is currently considering all options available to it with respect to these matters.

        In connection with the sale of the fasteners business to Alcoa in December 2002, Alcoa demanded that the Company make a post-closing balance sheet adjustment which, if accepted by us, would have entitled Alcoa to approximately $8.1 million. We rejected the adjustment and, in response, Alcoa, without our authorization, withheld payment to us of $4.0 million of the amount due to us from the $12.5 million we earned based upon commercial aircraft deliveries in 2003. We filed a claim against Alcoa in regard to the post-closing balance sheet matter, which was then submitted to BDO Seidman, LLP for arbitration. On February 18, 2005, BDO Seidman resolved in our favor the dispute with Alcoa, finding that the $8.1 million adjustment Alcoa demanded was inappropriate and denying Alcoa’s request for reformation of the acquisition agreement entered into by Alcoa and us. We also filed a claim against Alcoa to collect the $4.0 million Alcoa, without our authorization, held back “in escrow” which Alcoa agreed was due to the Company, pending resolution of a post-closing balance sheet adjustment dispute. In March 2005, Alcoa paid the $4.0 million amount it unilaterally withheld from us which remained outstanding for over a year. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment, and we intend to continue to pursue Alcoa for adequate compensation on the amount it arbitrarily withheld from us, including reimbursement of damages and legal fees. In addition, Alcoa has asserted other claims which, if proven, would, according to Alcoa, aggregate in excess of $5.0 million. If Alcoa is correct and these other claims exceed $5.0 million, we may be required to reimburse Alcoa for the full amount, without benefit of a threshold set forth in the acquisition agreement under which we sold our fastener business to Alcoa. To date, Alcoa has contacted us concerning potential environmental and legal claims for $12.3 million, which, while disputed, could exceed the $8.4 million indemnification liability included in the sales agreement. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods. At June 30, 2005, we had not recorded an accrual for these disputes with Alcoa.

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

10.     DISCONTINUED OPERATIONS

         Aerostructures Business

        On June 24, 2005, we completed the sale of our Fairchild Aerostructures business for $6.0 million to PCA Aerospace. The cash received from PCA Aerospace is subject to a post-closing adjustment based upon the net working capital of the business on January 1, 2005, compared with its net working capital as of June 24, 2005, which we have estimated to be approximately $1.5 million, net of certain liabilities. In connection with the sale, we have deposited with an escrow agent approximately $0.4 million to secure indemnification obligations we may have to PCA Aerospace. The escrow period is eighteen months.

        We decided to sell Fairchild Aerostructures because we believe we received adequate fair value for a business whose performance was below our expectations, and its business was unrelated to other businesses we own. We used $0.9 million of the proceeds from the sale to repay a portion of our CIT revolving credit facility and we plan to use the remaining proceeds from the sale in our existing operations. In the three and nine months ended June 30, 2005, we recorded a $1.2 million gain on the disposal of discontinued operations, as a result of the sale of Fairchild Aerostructures. Fairchild Aerostructures was previously included in our aerospace segment.

        In addition, we are leasing property we own located in Huntington Beach, California, to PCA Aerospace through October 2007. We can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $6.0 million under a put option we hold which can be exercised upon the earlier of the Beal Bank loan being paid off (currently due in October 2007, but with extension options) or January 31, 2012. PCA Aerospace also holds a similar purchase option. At June 30, 2005, the book value of the Huntington Beach property was $3.0 million and we believe the current fair market value is approximately $5.5 million.

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

        Based upon press releases issued by Boeing and Airbus, and other publicly available information, 605 commercial aircraft were delivered by Boeing (285 aircraft) and Airbus (320 aircraft) in 2004. These deliveries exceeded the 547 threshold aircraft delivery level needed for us to earn the full $12.5 million contingent payment for 2004, as set forth in the agreement to sell our fastener business to Alcoa. Accordingly, Alcoa paid us $12.5 million and we recognized a gain on disposal of discontinued operations in the nine months ended June 30, 2005.

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

         APS

        In February 2003, our Board of Directors adopted a formal plan for the sale of APS, a small operation in our aerospace manufacturing segment, which has been unprofitable. On January 23, 2004, we consummated a sale of substantially all of the assets of APS, for a nominal amount.

        The results of Fairchild Aerostructures, the fastener business and APS are recorded as earnings from discontinued operations, the components of which are as follows:

	Three Months Ended		Nine Months Ended

	6/30/05	6/30/04	6/30/05	6/30/04(a)

Net sales	$2,699	$2,929	$7,572	$7,950
Cost of goods sold	2,971	2,662	7,785	7,775

Gross margin	(272)	267	(213)	175

Selling, general & administrative expense (b)	190	3,912	(133)	6,242
Other (income) expense, net	(18)	(16)	(53)	(37)

Operating loss	(444)	(3,629)	(27)	(6,030)
Net interest expense	—	55	1	168

Loss from discontinued operations before taxes	(444)	(3,684)	(28)	(6,198)
Income tax provision (benefit)	—	—	—	—

Net loss from discontinued operations	$(444)	$(3,684)	$(28)	$(6,198)

(a)	– The results presented for the nine months ended June 30, 2004, include the operating activity of APS, which was sold on January 23, 2004.

(b)	– Included in selling, general and administrative expense for the nine months ended June 30, 2005, was $0.9 million of legal expenses, partially offset by the collection of $2.2 million of receivables that we retained from former businesses that we previously owned. Included in selling, general and administrative expense for the nine months ended June 30, 2004 was a $0.8 million accrual established to fund a legal matter of a former subsidiary, $4.1 million for environmental liabilities of operations previously sold, and a $1.0 million cost of severance for a former fastener employee.

        The assets and liabilities of Fairchild Aerostructures were reported as assets and liabilities of discontinued operations at September 30, 2004, and were as follows:

9/30/04

Current assets of discontinued operations:
Accounts receivable	$1,494
Inventories	2,547
Prepaid expenses and other current assets	348

4,389

Noncurrent assets of discontinued operations:
Property, plant and equipment	12,358
Accumulated depreciation	(11,279)
Other assets	27

1,106

Current liabilities of discontinued operations:
Current maturities of long-term debt	(70)
Accounts payable	(980)
Accrued liabilities	(479)

(1,529)

Total net assets (liabilities) of discontinued operations	$3,966

11.     BUSINESS SEGMENT INFORMATION

        We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the historical results of our operations for the three and nine months ended June 30, 2005 and 2004, respectively.

	Three Months Ended		Nine Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Revenues
Sports & Leisure Segment (a)	$91,501	$91,920	$191,014	$171,405
Aerospace Segment	21,309	19,805	65,845	54,783
Real Estate Operations Segment	2,747	2,704	7,893	7,591
Corporate and Other	—	—	—	1
Intercompany Eliminations	(115)	—	(358)	—

Total	$115,442	$114,429	$264,394	$233,780

Operating Income (Loss)
Sports & Leisure Segment (a)	$7,534	$10,385	$(795)	$5,772
Aerospace Segment	1,740	1,386	5,133	2,917
Real Estate Operations Segment	1,013	849	2,423	2,396
Corporate and Other	(7,412)	(6,243)	(18,767)	(16,752)

Total	$2,875	$6,377	$(12,006)	$(5,667)

Earnings (Loss) From Continuing
Operations Before Taxes
Sports & Leisure Segment (a)	$6,155	$9,217	$(4,529)	$2,497
Aerospace Segment	1,393	1,202	4,136	2,568
Real Estate Operations Segment	(113)	82	(895)	356
Corporate and Other	(8,062)	(3,808)	(14,897)	(19,679)

Total	$(627)	$6,693	$(16,185)	$(14,258)

Assets	6/30/05	9/30/04

Sports & Leisure Segment	$176,569	$161,517
Aerospace Segment	44,190	52,618
Real Estate Operations Segment	127,407	130,569
Corporate and Other	169,874	183,400

Total	$518,040	$528,104

(a)	– Results for the nine months ended June 30, 2004, include only eight months of results from our sports & leisure segment since its acquisition on November 1, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

        The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. We have 100% ownership interests (directly and indirectly) in Fairchild Holding Corp. and Banner Aerospace Holding Company I, Inc. Fairchild Holding Corp. is the owner (directly and indirectly) of Republic Thunderbolt, LLC and effective November 1, 2003 and January 2, 2004, acquired ownership interests in Hein Gericke, PoloExpress, and Intersport Fashions West. Our principal operations are conducted through these entities. Our consolidated financial statements present, as discontinued operations, the results of our former fastener business (sold December 3, 2002), Fairchild Aerostructures (sold June 24, 2005), and APS (sold January 2004).

        The following discussion and analysis provide information which management believes is relevant to the assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

CAUTIONARY STATEMENT

        Certain statements in this filing contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: our ability to find, finance, acquire and successfully operate one or more new businesses; product demand; weather conditions in Europe during peak business season and on weekends; timely deliveries from vendors; our ability to raise cash to meet seasonal demands; our dependence on the aerospace industry; customer satisfaction and quality issues; labor disputes; competition; our ability to attract and retain highly qualified executive management; our ability to achieve and execute internal business plans; worldwide political instability and economic growth; military conflicts; reduced airline revenues as a result of the September 11, 2001 terrorist attacks on the United States, and their aftermath; reduced airline travel due to infectious diseases; and the impact of any economic downturns and inflation.

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

        On November 1, 2003, we acquired substantially all of the worldwide operations of Hein Gericke, PoloExpress, and Intersport Fashions West (IFW), collectively now known as Fairchild Sports. Hein Gericke currently operates 147 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. PoloExpress (also known as Polo) currently operates 85 retail shops in Germany and one retail shop in Switzerland. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. IFW also distributes in the United States, products manufactured for other companies, under their own labels. Fairchild Sports is a seasonal business, with an historic trend of a higher volume of sales and profits during the months of March through September.

        On December 26, 2003, we obtained a $55 million, ten-year term loan financing of our shopping center on a non-recourse basis.

        On January 2, 2004, we acquired all but 7.5% of the remaining interest in PoloExpress.

        In January 2004, we obtained a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon the inventory and accounts receivable on-hand at our aerospace segment. The loan bears interest at a rate of 1.0% over prime and we pay a non-usage fee of 0.5%.

        On May 5, 2004, we obtained financing of €41.0 million at the sports & leisure segment from two German banks and satisfied a €46.5 million note payable which had become due. Interest is based on the three-month Euribor rate.

        On August 26, 2004, we obtained a $13.0 million, three-year term loan financing on the real estate we own in Fullerton, California; Huntington Beach, California; and Wichita, Kansas. The loan bears interest at a rate of 6.0% over LIBOR.

        On January 21, 2005, we obtained €7.0 million ($9.0 million) seasonal loan financing at the sports & leisure segment, which was repaid during the quarter ended June 30, 2005.

During the next several months, we will endeavor to:

  Improve the operating performance of Hein Gericke in Europe.
  Obtain seasonal financing at Fairchild Sports for the 2006 season.
   Seek additional or replacement of executive personnel for the Fairchild Sports businesses.
  Complete Sarbanes-Oxley Section 404 internal control compliance efforts on a worldwide basis.
  Generate cash from borrowings and sale of non-core assets to support our operations and corporate needs.
   Complete a settlement of the stockholders litigation.

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

        On January 2, 2004, we acquired for $18.8 million (€15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser retained a 7.5% ownership interest in PoloExpress, but Fairchild has the right to call this interest at any time from March 2007 to October 2008, for a fixed purchase price of €12.3 million ($14.8 million at June 30, 2005). Mr. Esser has the right to put such interest to us at any time during April of 2008 for €12.0 million ($14.5 million at June 30, 2005). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (€15.0 million) and provided collateral of $15.0 million (€12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The transaction includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for five years. We also signed an employment agreement with Mr. Esser through December 31, 2005. Mr. Esser informed us that he has elected not to renew the term of his employment agreement. Through June 30, 2005, in addition to his base salary, Mr. Esser received a profit distribution of approximately €0.6 million, which reduces the 2008 put option. As of June 30, 2005, the €11.4 million ($13.8 million) collateralized obligation for the put option, net of distributions, was included in other long-term liabilities. The €11.4 million ($13.8 million) restricted cash is invested in a capital protected investment and money market funds, and is included in long-term investments.

        In April 2005, Mr. Esser tendered his resignation as general manager of PoloExpress, effective December 31, 2005. Subsequently, several other management level employees of PoloExpress also tendered their resignations, effective one year hence. We expect that all or most of these resignation will be rescinded or, if not, that we will be in a position to replace the departing employees with other qualified employees prior to the effective dates of the resignations.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $34.0 million. The excess of the purchase price over net tangible assets was all allocated to identifiable intangible assets, including brand names “Hein Gericke” and “Polo”, and reflected in goodwill and intangible assets in the consolidated financial statements as of June 30, 2005. Since their acquisition on November 1, 2003, we have consolidated the results of Hein Gericke, PoloExpress and IFW into our financial statements.

        Hein Gericke, PoloExpress and IFW are now included in our segment known as sports & leisure. Our sports & leisure segment is a highly seasonal business, with a historic trend for higher volumes of sales and profits during March through September when the weather in Europe is more favorable for individuals to use their motorcycles than October to February. We acquired these companies because we believe they have potential upside, and may provide a platform for other entrees into related leisure businesses. The acquired companies are European leaders of this industry and opportunities for expansion are significant in Europe and the United States. Hein Gericke currently operates 147 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. PoloExpress currently operates 85 retail shops in Germany and one shop in Switzerland. IFW, located in Tustin, California, is a designer and distributor of motorcycle accessories, protective and other apparel, and helmets, under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. The acquisition has lessened our dependence on the aerospace industry.

        On June 24, 2005, we completed the sale of our Fairchild Aerostructures business for $6.0 million to PCA Aerospace. The cash received from PCA Aerospace is subject to a post-closing adjustment based upon the net working capital of the business on January 1, 2005, compared with its net working capital as of June 24, 2005, which we have estimated to be approximately $1.5 million, net of certain liabilities. In connection with the sale, we have deposited with an escrow agent approximately $0.4 million to secure indemnification obligations we may have to PCA Aerospace. The escrow period is eighteen months.

        We decided to sell Fairchild Aerostructures because we believe we received adequate fair value for a business whose performance was below our expectations and its business was unrelated to other businesses we own. We used $0.9 million of the proceeds from the sale to repay a portion of our CIT revolving credit facility and we plan to use the remaining proceeds from the sale in our existing operations. In the three and nine months ended June 30, 2005, we recorded a $1.2 million gain on the disposal of discontinued operations, as a result of the sale of Fairchild Aerostructures. Fairchild Aerostructures was previously included in our aerospace segment.

      Consolidated Results

        Because Fairchild Sports is a highly seasonal business, with an historic trend of a higher volume of sales and profits during the months of March through September, the discussion below should not be relied upon as a trend of our future results.

        We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the revenues and operating income (loss) of our segments on a historical and pro forma basis for the three and nine months ended June 30, 2005 and June 30, 2004, respectively. The pro forma results represent the impact of our acquisition of Hein Gericke, PoloExpress, and IFW, as if this transaction had occurred on October 1, 2003. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if the transactions had been in effect since the beginning of each fiscal period, nor are they necessarily indicative of our future results.

	Three Months Ended		Nine Months Ended

	Actual		Actual		Pro Forma

	6/30/05	6/30/04	6/30/05	6/30/04	6/30/04

Revenues
Sports & Leisure Segment (a)	$91,501	$91,920	$191,014	$171,405	$182,491
Aerospace Segment	21,309	19,805	65,845	54,783	54,783
Real Estate Operations Segment	2,747	2,704	7,893	7,591	7,591
Corporate and Other	—	—	—	1	1
Intercompany Eliminations	(115)	—	(358)	—	—

Total	$115,442	$114,429	$264,394	$233,780	$244,866

Operating Income (Loss)
Sports & Leisure Segment (a)	$7,534	$10,385	$(795)	$5,772	$5,115
Aerospace Segment	1,740	1,386	5,133	2,917	2,917
Real Estate Operations Segment	1,013	849	2,423	2,396	2,396
Corporate and Other	(7,412)	(6,243)	(18,767)	(16,752)	(16,752)

Total	$2,875	$6,377	$(12,006)	$(5,667)	$(6,324)

(a)     – Actual results for the nine months ended June 30, 2004, include only eight months of results from our sports & leisure segment since its acquisition on November 1, 2003.

        Revenues increased by $1.0 million, or 0.9%, in the third quarter of fiscal 2005, as compared to the third quarter of fiscal 2004. Revenues increased by $30.6 million, or 13.1%, in the first nine months of fiscal 2005, as compared to the first nine months of fiscal 2004. The increase in the first nine months was due to the prior period only including eight months of activity from our acquisition of Hein Gericke, PoloExpress and IFW on November 1, 2003, our foreign sales benefiting from a stronger euro as compared to the dollar, and increased sales at our aerospace segment. Revenues in the third quarter of fiscal 2005 benefited from increased revenues at our aerospace segment.

        Gross margin as a percentage of sales was 38.3% in both the first nine months of fiscal 2005 and fiscal 2004. A slight decrease in margins at our sports & leisure segment reflects increased incentive discounts in a highly competitive market place, offset by a 1.7% increase in margins at our aerospace segment. Gross margin as a percentage of rental revenue decreased to 30.9% in the first nine months of fiscal 2005 as compared to 35.0% in the first nine months of fiscal 2004, due primarily to higher real estate taxes and professional fees and the sale of the Chatsworth, California facility in July 2004.

        Selling, general and administrative expense as a percentage of sales increased 3.0% to 43.5% for the nine months ended June 30, 2005, as compared to the first nine months of fiscal 2004. Selling, general and administrative expense for the nine months ended June 30, 2004, included only eight months of expense from our sports & leisure segment acquired on November 1, 2003.

        Other income increased $2.5 million for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. The results for the nine months ended June 30, 2004 included impairment charges of $1.2 million to write down the long-lived assets of a limited partnership interest which we are required to consolidate in accordance with FASB Interpretation 46, and restructuring charges of $0.6 million for costs to close all fifteen of the GoTo Helmstudio retail locations in Germany.

        Net interest expense was $16.7 million and $15.5 million for the nine months ended June 30, 2005 and June 30, 2004, respectively, and the increase reflected higher debt outstanding in the current period.

        Investment income increased $7.3 million for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004, and included $5.3 million of stock and dividends received from the demutalization of an insurance company, a $0.7 million increase in other dividend income and a $0.6 million increase in the fair market value of investments classified as trading securities.

        The fair market value adjustment of our position in a ten-year $100 million interest rate contract improved by $4.0 million and $5.8 million in the first nine months of fiscal 2005 and fiscal 2004, respectively. The fair market value adjustment of this agreement will generally fluctuate, based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate contract will increase, and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest rate contract will decrease, and we will record income. Increasing interest rates have caused the favorable change in fair market value of the contract in these periods.

        The tax provision for the nine months ended June 30, 2005, represents $1.4 million of foreign taxes and $0.2 million of state taxes. No federal tax benefit was accrued due to an annual projected domestic tax loss. The income tax benefit was $3.9 million for the nine months ended June 30, 2004, and reflected a $6.0 million reduction in noncurrent income tax liabilities due to the carryback of our domestic loss and decrease in the valuation allowance, offset partially by income taxes of $1.8 million on foreign earnings and $0.2 million of state taxes.

        Loss from discontinued operations include the results of Fairchild Aerostructures, prior to its sale, certain accounts receivable recovery efforts and legal and environmental expenses associated with our former businesses. The loss from discontinued operations for the first nine months of fiscal 2005 resulted from a $1.2 million loss at Fairchild Aerostructures and $0.9 million of legal expenses, offset by the collection of $2.2 million of receivables that we retained from previously owned businesses. The loss from discontinued operations for the first nine months of fiscal 2004 consists primarily of an accrual of $4.1 million of environmental liabilities at locations of operations previously sold, $0.8 million to cover legal expenses associated with an unfavorable verdict relating to a business we sold several years ago, and $1.0 million of severance costs for a former fastener employee.

        We recognized a $13.7 million gain on the disposal of discontinued operations in the nine months ended June 30, 2005, due to $12.5 million of additional proceeds earned from the sale of the fastener business and the $1.2 million gain recognized on the sale of Fairchild Aerostructures. We recognized a $9.5 million gain on the disposal of discontinued operations, as a result of additional proceeds earned from the sale of the fastener business in the nine months ended June 30, 2004. No income tax expense was recorded due to our overall domestic tax loss.

Segment Results

Sports & Leisure Segment

        Our sports & leisure segment, which we purchased from the Administrator of Eurobike AG and Mr. Klaus Esser, designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. Primary brand names of our products include Polo, Hein Gericke, and First Gear. Hein Gericke currently operates 147 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. Polo currently operates 85 retail shops in Germany and one shop in Switzerland. For the most part, the Hein Gericke retail stores sell Hein Gericke brand items, and the Polo retail stores sell Polo brand products. Both the Hein Gericke and Polo retail stores sell products of other manufacturers, the inventory of which is owned by the Company. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including First Gear and Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. The sports and leisure segment is a seasonal business, with an historic trend of a higher volume of sales and profits during the months of March through September. Unfavorable weather conditions in Europe in March and April adversely effected the current year’s season.

        On a pro forma basis, sales in our sports & leisure segment increased by $8.5 million during the nine months ended June 30, 2005, as compared to the nine months ended June 30, 2004. The increase is due primarily to the strengthening of the euro and British pound as compared to the United States dollar during the nine months ended June 30, 2005, as compared to the nine months ended June 30, 2004. Sales were up only 0.8%, after excluding the effects of the foreign currency, due primarily to an increase in the number of stores in the United Kingdom and Switzerland, which were offset by Hein Gericke stores closed in Germany. Sales of $91.5 million during the three months ended June 30, 2005, were relatively stable as compared to sales of $91.9 million during the three months ended June 30, 2004. However, sales in the current quarter benefited by approximately $3.7 million due to the favorable effects of foreign currency. Our Hein Gericke operations in the United Kingdom have been adversely effected by a sharp decline, which has recently occurred in the retail marketplace within the United Kingdom. On a pro forma basis, operating income (loss) in our sports & leisure segment decreased by $5.9 million during the nine months ended June 30, 2005, as compared to the nine months ended June 30, 2004. The operating loss in the current period was adversely effected by slightly lower gross margins as a percentage of sales and increased operating costs, including rent and commission expense, partially offset by a favorable resolution, which resulted in forgiveness of $0.8 million on a disputed obligation of a bank loan to the previous owner of the group.

        Since the November 1, 2003 acquisition, Hein Gericke has initiated steps to advance its retail business in Germany. Hein Gericke is focusing on more efficient advertising and marketing to restore brand recognition and increase customer traffic previously enjoyed by Hein Gericke in Germany. A new ERP computer system operational at Polo, was expanded to encompass the operations of Hein Gericke. The new ERP computer system will enable the business to operate in a more efficient manner. Hein Gericke and Polo increased the procurement of goods for delivery to meet the seasonal increase in sales. We believe relations with the suppliers of Fairchild Sports have improved since our acquisition. We have initiated a program to focus on optimal store location. This includes closing or relocating low performing stores, and opening new stores in England and elsewhere in Western Europe. We have also redesigned several stores to better present our products to customers.

Aerospace Segment

        Our aerospace segment has five locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, and one location provides overhaul and repair capabilities. The products distributed include: navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. Our location in Titusville, Florida, overhauls and repairs landing gear, pressurization components, instruments, and avionics. Customers include original equipment manufacturers, commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace segment increased by $1.5 million, or 7.6%, and $11.1 million, or 20.2% in the third quarter and first nine months of fiscal 2005, respectively, as compared to the third quarter and first nine months of fiscal 2004. Sales in our aerospace segment are not anticipated to sustain a growth rate at these levels in the coming quarters, as demand in the aerospace industry is still adversely affected by continued financial difficulties of commercial airlines.

        Operating income increased by $0.4 million, or 25.5% in the third quarter and $2.2 million, or 76.0% in the first nine months of fiscal 2005, as compared to the same periods in fiscal 2004. The results for the three months and nine months ended June 30, 2005, reflect the increase in volume of sales and a slight increase in gross margin as a percentage of sales.

Real Estate Operations Segment

            Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York, owns and leases to Alcoa a 208,000 square foot manufacturing facility located in Fullerton, California, and also owns and leases to PCA Aerospace a 58,000 square foot manufacturing facility located in Huntington Beach, California. We have two tenants that each occupy more than 10% of the rentable space in the shopping center. Rental revenue increased by 1.6% in the third quarter and 4.0% in the first nine months of fiscal 2005, as compared to the same periods of fiscal 2004, reflecting tenants paying higher average rents, offset partially by the July 2004 sale of a property located in Chatsworth, California that generated rental revenue of $0.5 million per year. The weighted average occupancy of our shopping center was 96.5% during the first nine months of fiscal 2005, as compared to 96.6% in the first nine months of fiscal 2004. The average effective annual rental rate per square foot was $21.43 and $21.00 during the first nine months of fiscal 2005 and fiscal 2004, respectively. As of June 30, 2005, approximately 98% of the shopping center was leased. We anticipate that rental revenue will increase during 2005, as a result of new tenants occupying approximately 12,000 square feet, in fiscal 2005 and the June 2005 lease of the Huntington Beach, California property to PCA Aerospace that was previously occupied by Fairchild Aerostructures.

        In April 2005, we engaged Eastdil Realty Company, LLC, to explore opportunities for the sale of our shopping center. The Fullerton property is leased to Alcoa through October 2007, and is expected to generate revenues and operating income in excess of $0.5 million per year. The Huntington Beach property is leased to PCA Aerospace through October 2007, and is expected to generate revenues and operating income of $0.4 million per year. We can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $6.0 million under a put option we hold which can be exercised upon the earlier of the Beal Bank loan being paid off (currently due in October 2007, but with extension options) or January 31, 2012. PCA Aerospace also holds a similar purchase option. At June 30, 2005, the book value of the Huntington Beach property was $3.0 million and we believe the current fair market value is approximately $5.5 million.

Corporate

        The operating loss at corporate increased by $2.0 million in the first nine months of fiscal 2005, as compared to the first nine months of fiscal 2004, due primarily to the costs of complying with the Sarbanes Oxley Act of 2002. The first nine months of fiscal 2004 included $1.2 million of gains realized on foreign currency on cash we held in euros and investments in a euro denominated account which benefited from the strengthening of the euro against the United States dollar.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Total capitalization as of June 30, 2005 and September 30, 2004 was $261.5 million and $277.7 million, respectively. The nine-month change in capitalization included a net decrease of $11.0 million in debt resulting from approximately $10.0 million of repayments net of additional borrowings, and a $1.0 million decrease due to the foreign currency effect on debt denominated in euros. Equity decreased by $5.1 million, due primarily to our $4.1 million reported net loss and a $1.8 million other comprehensive loss, offset partially by $0.9 million received on the repayment of shareholder loans. Our combined cash and investment balances totaled $97.9 million on June 30, 2005, as compared to $109.4 million on September 30, 2004, and included restricted investments of $67.0 million and $75.0 million at June 30, 2005 and September 30, 2004, respectively.

        Net cash used for operating activities for the nine months ended June 30, 2005, was $0.3 million and included a $14.8 million increase in inventory, offset partially by an $12.1 million increase in accounts payable and other accrued liabilities. Net cash used for operating activities for the nine months ended June 30, 2004, was $14.4 million and reflected the $38.1 million liquidation of trading securities used to fund the acquisition of Hein Gericke, PoloExpress, and IFW on November 1, 2003 offset by a $46.9 million increase in working capital in the first nine months of fiscal 2004.

        Net cash provided by investing activities for the nine months ended June 30, 2005 was $5.4 million, and included $8.1 million of proceeds received from investment securities and $6.0 million received from the sale of Fairchild Aerostructures in June 2005, offset by $9.0 million of capital expenditures. Net cash used for investing activities for the nine months ended June 30, 2004 was $87.2 million, and included our acquisition funding of $69.4 million, net of $15.0 million cash acquired, and increase in investments of $17.8 million.

        Net cash used for financing activities was $9.6 million for the nine months ended June 30, 2005, which reflects $10.0 million of debt repayments, net, offset partially by $0.9 million received on repayment of shareholder loans. Net cash provided by financing activities was $106.4 million for the nine months ended June 30, 2004, which reflected $55.0 million borrowed to finance our shopping center, the long-term financing of $43.4 million for our acquisition of Hein Gericke, PoloExpress, and IFW, and $9.0 million borrowed from a revolving credit facility at our aerospace segment.

        Our principal cash requirements include supporting our current operations and general administrative structure, capital expenditures, and the payment of other liabilities including postretirement benefits, environmental investigation and remediation obligations, and litigation settlements and related costs. We expect that cash on hand, cash generated from operations, cash available from borrowings, and proceeds received from dispositions of assets, including investments, will be adequate to satisfy our cash requirements during the next twelve months. On June 30, 2005, our foreign operations had cash of $4.6 million. However, debt agreements in place at our foreign locations restrict the amount of cash that can be transferred to our other subsidiaries. We may consider raising cash to meet the needs of our operations by issuing additional debt, refinancing existing indebtedness, entering into partnership arrangements, liquidating non essential assets or other means.

        The costs of being a small to mid-sized public company have increased substantially with the introduction and implementation of controls and procedures mandated by the Sarbanes Oxley Act of 2002. Audit fees and audit related fees have significantly increased over the past two years. Our increased costs also include the effects of acquisitions and additional costs related to compliance with various financing agreements. We expect the costs to comply with Section 404 of the Sarbanes Oxley Act of 2002 alone may double again our audit and related costs. We estimate that we may incur expenses of approximately $3.5 million in relation to audit and related fees in fiscal 2005. These increases are significant for a company of our size. We are considering all options for reducing costs, including opportunities to take our company private in the coming year.

        In February 2005, we announced our intention to purchase up to 500,000 shares of our outstanding Class A Common Stock. Through June 30, 2005, we acquired 61,800 shares at an average price of $3.12 per share.

        We hold an investment in a partnership that owns a residual permit to operate a landfill. The permit expires in August 2006 and we are looking into possibilities of renewing or revising the permit and certain other opportunities. If these opportunities do not materialize, we may be required to recognize an impairment expense of approximately $2.6 million.

Off Balance Sheet Items

        On June 30, 2005, approximately $3.3 million of bank loans received by retail store partners were guaranteed by our subsidiaries in the sports & leisure segment. These loans have not been assumed by us.

Contractual and Other Obligations

        At June 30, 2005, we had contractual commitments to repay long term debt, including capital lease obligations. Payments due under these long-term obligations for the fiscal years ending September 30 are as follows: $7.6 million for 2005; $19.0 million for 2006; $21.6 million for 2007; $22.0 million for 2008; $5.2 million for 2009; and $51.8 million thereafter.

        We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At June 30, 2005, we had contingent liabilities of $2.0 million on commitments related to outstanding letters of credit.

        On June 30, 2005, we reflected a $7.1 million obligation due under a ten-year $100 million interest rate swap agreement which expires on February 19, 2008. Interest on the swap agreement is settled quarterly.

        In addition, we have $22.9 million classified as other long-term liabilities at June 30, 2005, including environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

        Currently, we are not being audited by the IRS for any years, except for an audit of IFW for 2001 to 2003. We have a $43.2 million tax liability at June 30, 2005. However, based on tax planning strategies, we do not anticipate having to satisfy the tax liability over the short-term.

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

        In March 2005, The Financial Accounting Standards Board published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”, to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is intended to provide a more consistent recognition of liabilities relating to asset retirement obligations, additional information about expected future cash outflows associated with those obligations, and additional information about investments in long-lived assets, because it recognizes additional asset retirement costs as part of the assets’ carrying amounts. FIN 47 is effective no later than the end of our fiscal year ending September 30, 2006. We are currently assessing the possible impact, if any, of implementing this standard.

        In June 2005, The Financial Accounting Standards Board has published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principle unless it is impracticable. The Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, although it carries forward some of their provisions. The FASB believes that the Statement’s requirements will enhance the consistency of financial information between periods and is the result of the FASB’s efforts to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        In fiscal 1998, we entered into a ten-year interest rate swap agreement to reduce our cash flow exposure to increases in interest rates on variable rate debt. The ten-year interest rate swap agreement provided us with interest rate protection on $100 million of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. The variable rate debt that was fixed by the interest rate swap was repaid by us on December 3, 2002. On February 17, 2003, the bank, with which we entered into the interest rate swap agreement, did not exercise a one-time option to cancel the agreement, and accordingly the swap arrangement continues, based on a fixed LIBOR rate of 6.745% from February 17, 2003 to February 19, 2008.

        We have recognized $4.0 million in our income statement for the non-cash increase in the fair market value of the interest rate contract in the nine months ended June 30, 2005, as a result of the reduction in the fair market value for our interest rate swap agreement to $7.1 million.

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

(In thousands)
   Expected maturity date
   Type of interest rate contract
   Variable to fixed contract amount
   Fixed LIBOR rate
   EURIBOR cap rate
   Average floor rate
   Weighted average forward LIBOR/EURIBOR rate
   Market value of contract at June 30, 2005
   Market value of contract if interest rates increase by 1/8%
Market value of contract if interest rates decrease by 1/8%	February 19, 2008 Variable to Fixed $100,000 6.745% N/A N/A 3.94% $(7,070) $(6,739) $(7,402)	March 31, 2009 Interest Rate Cap $14,512 N/A 6.0% N/A 2.10% $1 $2 $1
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

Changes in Internal Controls

        Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, which we refer to as the evaluation date. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. We recently implemented a new ERP computer system that is now operational at Polo and Hein Gericke. We anticipate that the new ERP computer system will enable the business to operate in a more efficient manner and enhance internal controls. There were no other significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended June 30, 2005.

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

Date: August 5, 2005