Form 10-K
period 2005-09-30
FAIRCHILD CORP
filed 2005-12-29
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended September 30, 2005
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes [X] No.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes [X] No.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) [   ] Yes [X ] No

On March 31, 2005, the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing price of these shares on the New York Stock exchange) was approximately $54.9 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

On November 30, 2005, the number of shares outstanding of each of the Registrant’s classes of common stock were as follows:

Class A Common Stock, $0.10 Par Value Class B Common Stock, $0.10 Par Value	22,604,761 2,621,412

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders’ to be held on March 8, 2006, which the Registrant intends to file within 120 days after September 30, 2005, are incorporated by reference into Part III of this Form 10-K.

THE FAIRCHILD CORPORATION
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2005

PART I

     Item 1A.    Risk Factors

     Item 1.       Business

     Item 2.       Properties

     Item 3.       Legal Proceedings

     Item 4.       Submission of Matters to a Vote of Stockholders

PART II

     Item 5.       Market for Common Stock, Related Stockholder Matters and issuer Purchases of
                        Common Stock

     Item 6.       Selected Financial Data

     Item 7.       Management's Discussion and Analysis of Results of Operations and Financial Condition

     Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

     Item 8.       Financial Statements and Supplementary Data

     Item 9.       Changes in and Disagreements on Accounting and Financial Disclosure

     Item 9A.    Controls and Procedures

PART III

     Item 10.     Directors and Executive Officers of the Company

     Item 11.     Executive Compensation

     Item 12.     Security Ownership of Certain Beneficial Owners and Management

     Item 13.     Certain Relationships and Related Transactions

     Item 14.     Principal Accounting Fees and Services

PART IV

Item 15. Exhibits and Financial Statement Schedules	Page 3 3 7 8 8 8 10 11 25 27 72 72 73 73 73 73 73 74

PART I

        All references in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” the “Company” and “Fairchild” refer to The Fairchild Corporation and its subsidiaries. All references to “fiscal” in connection with a year shall mean the 12 months ended September 30, 2005, September 30, 2004 and June 30, 2003. The “transition period” refers to the three months ended September 30, 2003.

Change of Fiscal Year End

        In December 2003, the Company changed its fiscal year end from June 30 to September 30. This annual report presents certain information for the period between July 1, 2003 and September 30, 2003 as the Transition Period.

Item 1A.  RISK FACTORS

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

        These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates that may cause our actual future activities and results of operations to be materially different from those suggested or described in this annual report. These risks include:

  Our ability to finance and successfully operate our retail businesses;
  Our ability to accurately predict demand for our products;
  Our ability to receive timely deliveries from vendors;
  Our ability to raise cash to meet seasonal demands;
  Our dependence on the retail and aerospace industries;
  Our ability to maintain customer satisfaction and deliver products of quality;
  Our ability to properly assess our competition;
  Our ability to improve our operations to profitability status;
  Our ability to liquidate non-core assets to meet cash needs;
  Our ability to attract and retain highly qualified executive management;
  Our ability to achieve and execute internal business plans;

        If one or more of these and other risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this annual report, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not intend to update the forward-looking statements included in this filing, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 1.  BUSINESS

General

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

        On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. In addition, we earned additional proceeds of $12.5 million in each of fiscal 2005 and 2004 and may also earn additional cash proceeds up to $12.5 million per year over each of the next two years, if the number of commercial aircraft delivered by Boeing and Airbus exceeds specified annual levels.

        On December 21, 2005, we signed a definitive agreement to sell our Farmingdale, New York, power shopping center, Airport Plaza, to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank, for approximately $95 million. The purchaser has agreed to deposit into escrow $4.75 million to ensure its obligations and to seek the approval of our mortgage lender to assume our existing mortgage loan of approximately $53.8 million, or to defease the loan. The closing will take place following purchaser’s obtaining consent of the mortgage lender to its loan assumption, which could occur as early as February 2006. If the loan is defeased, the transaction may not close until as late as July 2006. The sale does not include several other undeveloped parcels of real estate that we own in the Town, the largest of which is under contract of sale to the market chain, Stew Leonards. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities.

Financial Information about Business Segments

        Our business segment information is incorporated herein by reference from Note 16 of our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”.

Narrative Description of Business Segments

Sports & Leisure Segment

        Our sports & leisure segment, also known as Fairchild Sports, is engaged in the design and retail sale of motorcycle apparel, protective clothing, helmets and technical accessories for motorcyclists in Europe and the design and distribution of such apparel and helmets in the United States. The Fairchild Sports group is made up of the worldwide operations of Hein Gericke, PoloExpress, and Intersport Fashions West (IFW). Hein Gericke currently operates 145 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. PoloExpress currently operates 87 retail shops in Germany and one shop in Switzerland. IFW, located in Tustin, California, is a designer and distributor of motorcycle accessories, and other protective apparel, and helmets, under several labels, including Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. Fairchild Sports is a seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September. Our sports & leisure segment accounted for approximately 73% of our consolidated revenues in fiscal 2005.

         Products

        Products for the Hein Gericke and PoloExpress companies include motorcycle apparel, helmets, boots, protective clothing, and technical accessories for motorcycle enthusiasts. The majority of the products are sold at retail stores leased by us and operated by shop partners who sell our products in accordance with agreements with us permitting the shop partner to operate and maintain an individual store. Shop partners are paid a commission based on the performance of their store. All inventory in the stores is owned by us and until sold remains our property. Mail order and internet sales do not make up a material percentage of the total sales. The Hein Gericke retail stores sell predominantly Hein Gericke brand products, and the Polo retail stores sell predominantly Polo brand products. Both the Hein Gericke and Polo retail stores sell products of other manufacturers. The products are manufactured by third parties located principally in Asia, and the products are shipped to our leased warehouses, where they are temporarily stored until shipped to the individual retail stores for sale. The main warehouses for Hein Gericke are located in Düsseldorf, Germany, and Harrogate, England, and the main warehouse for PoloExpress is located in Düsseldorf, Germany.

        IFW is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties, including Honda and Yamaha. IFW also recently created the G-Line women’s motorcycle product line designed specifically for women.

         Sales and Markets

        Hein Gericke and PoloExpress mainly sell their products in Europe through their retail stores. Both Hein Gericke and PoloExpress operate stores throughout Europe with Hein Gericke having stores in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom, and PoloExpress has operating stores in Germany and Switzerland. Approximately 67% of the sales are to customers in Germany and 15% are to customers in the United Kingdom. Since the vast majority of the sales are through these retail stores, we have a very large number of customers. Mainly due to the prevailing weather in Western Europe, our business is very seasonal with a historic trend of a higher volume of sales and profits during the months of March through September.

        IFW sells as a designer and distributor in the United States, to companies such as Honda, Yamaha, Harley-Davidson Dealers and other Independent Dealers.

        In total, the sports & leisure segment had foreign sales (outside the United States) of 89% and domestic sales of 11%.

         Competition

        Hein Gericke and PoloExpress face competition from other European retail sellers of motorcycle equipment and clothing, including Harley-Davidson, Louis and Dianese. There is a large market for motorcycle enthusiasts in Europe and competition is tight among the retailers. We believe that key market positions are held by PoloExpress and Hein Gericke, combined, in Germany, and Hein Gericke in the United Kingdom.

Aerospace Segment

        Our aerospace segment consists of aerospace operations that are conducted through our subsidiary Banner Aerospace Holding Company I, Inc. We offer a wide variety of aircraft parts and component repair and overhaul services. The aircraft parts which we distribute are either purchased on the open market or acquired from OEMs as an authorized distributor. No single distributor arrangement is material to our financial condition. Our aerospace segment accounted for approximately 24% of our consolidated revenues in fiscal 2005.

         Products

        Products of the aerospace operations include rotable parts, such as flight data recorders, radar and navigation systems, instruments, hydraulic and electrical components, space components and certain defense related items.

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

         Sales and Markets

        Our aerospace operations sell products in the United States and abroad to commercial airlines, air cargo carriers, fixed-base operators, corporate aircraft operators, distributors and other aerospace companies. Our aerospace operations conduct marketing efforts through direct sales forces, outside representatives and, for some product lines, overseas sales offices. Sales in the aviation aftermarket depend on price, service, quality and reputation.

        Our aerospace segment’s business does not experience significant seasonal fluctuations nor depend on a single customer. Approximately 58% of our aerospace sales are to domestic purchasers, some of which may represent offshore users.

      Competition

        Our aerospace operation competes with AAR Corp, Volvo Aero Services, Duncan Aviation, Stevens Aviation; OEMs such as Honeywell, Rockwell Collins, Raytheon, and Litton; other repair and overhaul organizations; and many smaller companies.

        We face intense competition in the aerospace industry, as we are one of many companies competing for business. Quality, performance, service and price are generally the prime competitive factors in the aerospace industry. We seek to maintain a higher level of quality and performance over our competitors.

Real Estate Operations Segment

        Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York, owns and leases to Alcoa a 208,000 square foot manufacturing facility located in Fullerton, California, and also owns and leases to PCA Aerospace a 58,000 square foot manufacturing facility located in Huntington Beach, California. We have two tenants that each occupy more than 10% of the rentable space of the shopping center. As of September 30, 2005, approximately 98% of the shopping center was leased. Tenants leasing space at our shopping center include: Staples; Modell’s; Jillian’s; Borders Books; Comp USA; Radio Shack; Hallmark; and others. In addition, Home Depot leases a portion of the shopping center real estate. The Fullerton property is leased to Alcoa through October 2007. Rental revenue from our real estate operations segment represents approximately 3% of our consolidated revenues. Our real estate operations segment represents approximately 25% of our total assets.

Foreign Operations

        Our operations are located throughout the world. Inter-area sales are not significant to the total revenue of any geographic area. Export sales are made by U.S. businesses to customers in non-U.S. countries, whereas foreign sales are made by our non-U.S. subsidiaries. For our sales results by geographic area and export sales, see Note 17 of our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”.

Backlog of Orders

        Substantially all of the products we sell are provided to our customers immediately. Backlog is not an important component to our overall business.

Suppliers

        In 2005, our sports and leisure segment purchased approximately 30% of its products from Kido Industrial Co, Ltd. In 2005, our aerospace segment purchased approximately 28% of its products from Universal Avionics Systems. We are not materially dependent upon any other single supplier, but we are dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet our commitments to our customers. From time to time, we enter into exclusive supply contracts in return for logistics and price advantages. We do not believe that any one of these exclusive contracts would impair our operations if a supplier failed to perform.

Research and Patents

        We own patents relating to the design of certain of our products and have licenses of technology covered by the patents of other companies. We do not believe that any of our business segments are dependent upon any single patent.

Personnel

        As of September 30, 2005, we had approximately 550 employees. Approximately 220 of these were based in the United States, and 330 were based in Europe. None of our employees were covered by collective bargaining agreements. Overall, we believe that relations with our employees are good.

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

ITEM 2.  PROPERTIES

        As of September 30, 2005, we owned or leased buildings totaling approximately 2,366,000 square feet, of which approximately 728,000 square feet were owned and 1,638,000 square feet were leased.

        Our Sports & Leisure segment’s properties consisted of approximately 1,540,000 square feet which is all leased. We lease and operate 233 retail stores in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. The stores which were in operation as of September 30, 2005 aggregated approximately 1,200,000 square feet. Our 156 stores in Germany aggregated 940,000 square feet, and our 45 stores in the United Kingdom aggregated 130,000 square feet. The remaining 130,000 square feet are leased by the 32 stores in Austria, Belgium, France, Italy, Luxembourg, the Netherlands, and Switzerland. The sports & leisure segment leases 219,000 square feet of warehouse space, including 161,000 square feet in Germany, 29,000 square feet in England and 29,000 square feet in the United States. The primary offices of the sports & leisure segment are located in Düsseldorf, Germany; Harrogate, England; and Tustin, California.

        Our Aerospace segment’s properties consisted of approximately 87,000 square feet, with principal operating facilities concentrated in California, Florida, Georgia, Kansas, and Texas. Our real estate operations segment owns a shopping center consisting of approximately 451,000 square feet and also owns and leases a 208,000 square foot manufacturing facility located in Fullerton, California and a 58,000 square foot manufacturing facility in Huntington Beach, California. We lease our corporate headquarters in McLean, Virginia as well as office space in New York, New York. Corporate office space is approximately 22,000 square feet.

        The following table sets forth the location of the larger properties used in our continuing operations, their square footage, the business segment or groups they serve and their primary use. Each of the properties owned or leased by us is, in our opinion, generally well maintained. All of our occupied properties are maintained and updated on a regular basis.

Location	Owned or Leased	Square Footage	Business Segment	Primary Use
Farmingdale, New York	Owned	451,000	Real Estate Operations	Rental
Düsseldorf, Germany	Leased	255,000	Sports & Leisure	Office & Warehousing
Fullerton, California	Owned	208,000	Real Estate Operations	Rental
Huntington Beach, California	Owned	58,000	Real Estate Operations	Rental
Tustin, California	Leased	44,000	Sports & Leisure	Office & Warehousing
Titusville, Florida	Leased	37,000	Aerospace	Distribution
Harrogate, United Kingdom	Leased	34,000	Sports & Leisure	Office & Warehousing
Atlanta, Georgia	Leased	29,000	Aerospace	Distribution
McLean, Virginia	Leased	17,000	Corporate	Office
Wichita, Kansas	Owned	11,000	Aerospace	Distribution

        We have additional property located in Farmingdale, New York, which we are attempting to market, lease and/or develop.

        Information concerning our long-term rental obligations at September 30, 2005, is set forth in Note 14 to our Consolidated Financial Statements, included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report, and is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS

        A discussion of our legal proceedings, including the settlement of the stockholder derivative lawsuit, is included in Note 15, “Contingencies”, to our Consolidated Financial Statements, included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this annual report and is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON STOCK

Market Information

        Our Class A common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol “FA”. Our Class B common stock is not listed on any exchange and is not publicly traded. Class B common stock can be converted to Class A common stock at any time at the option of the holder. Information regarding our Class A and Class B common stock is incorporated herein by reference from Note 10 of our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

        Information regarding the quarterly price range of our Class A common stock is incorporated herein by reference from Note 18 of our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

        We are authorized to issue 5,141,000 shares of our Class A common stock under our 1986 non-qualified stock option plan, and 250,000 shares of our Class A common stock under our 1996 non-employee directors stock option plan. At the beginning of the fiscal year, we had 695,098 shares available for grant under the 1986 non-qualified stock option plan and 203,500 shares available for grant under the 1996 non-employee directors stock option plan. At the end of the fiscal year, we had 807,581 shares available for grant under the 1986 non-qualified stock option plan and 193,000 shares available for grant under the 1996 non-employee directors stock option plan. Information regarding our stock option plans is incorporated herein by referenced from Note 11 of our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Holders of Record

        We had approximately 957 and 35 record holders of our Class A and Class B common stock, respectively, at September 30, 2005.

Dividends

        We have not paid any dividends in the last two fiscal years. The agreement between us and Alcoa, under which we sold our Fairchild Fasteners business on December 3, 2002, provides that, for a period of five years after the closing, we will maintain our corporate existence, take no action to cause our own liquidation or dissolution and take no action to declare or pay any dividends on our common stock; provided, however, that we may engage in a merger or sale of substantially all of our assets to a third party that assumes our obligations under the acquisition agreement and that such provision of the agreement shall not prevent us from exercising our fiduciary duties to our stockholders. See Note 21 of our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Sale of Unregistered Securities

        There were no sales or issuance of unregistered securities in the last fiscal quarter for the 2005 fiscal year. Sales or issuance of unregistered securities in previous fiscal quarters were reported on Form 10-Q for each such quarter.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of September 30, 2005, with respect to compensation plans under which our equity securities are authorized for issuance.

Total Equity compensation plans approved by shareholders
Number of securities to be issued upon exercise of outstanding options	815,087
Weighted average exercise price of outstanding options	$ 3.70
Number of securities remaining available for future issuance	1,000,581

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Summary
(In thousands, except per share data)

	Years Ended		3 Month Transition Period Ended	Years ended June 30,

Summary of Operations:	9/30/05	9/30/04	9/30/03	2003	2002	2001

Net sales	$341,587	$318,132	$14,857	$59,633	$64,648	$89,637
Rental revenue	10,830	9,886	2,304	8,699	7,159	7,510
Gross margin	133,940	124,882	4,591	18,350	17,783	25,135
Operating loss	(27,550)	(13,026)	(5,585)	(48,930)	(17,411)	(16,879)
Net interest expense (income)	14,958	13,615	(686)	24,207	44,925	53,382
Income tax benefit (provision)	(2,384)	10,761	(9)	(446)	15,984	28,676
Loss from continuing operations	(33,097)	(7,662)	(1,999)	(83,260)	(50,443)	(37,830)
Loss per share from continuing operations:
Basic and Diluted	$(1.31)	$(0.30)	$(0.08)	$(3.31)	$(2.01)	$(1.51)
Other Data:
Capital expenditures	12,070	13,210	1,133	9,761	2,106	2,765
Cash provided by (used for) operating activities	(13,959)	(15,559)	(6,971)	(122,521)	19,388	(40,156)
Cash provided by (used for) investing activities	27,701	(94,826)	28	605,516	(9,632)	18,233
Cash provided by (used for) financing activities	(13,807)	116,622	1,523	(485,842)	(9,655)	15,438
Balance Sheet Data:
Total assets	447,060	496,809	344,199	357,815	992,118	1,164,030
Long-term debt, less current maturities	101,303	115,354	4,277	2,815	434,736	466,154
Stockholders' equity	109,917	139,414	135,515	137,816	230,222	363,767
Per outstanding common share	$4.36	$5.53	$5.38	$5.47	$9.15	$14.47

        The table above does not include the operating results of discontinued operations in the “Summary of Operations” section, including the fasteners business, which was sold on December 3, 2002 to Alcoa; and Fairchild Aerostructures, which was sold on June 24, 2005 to PCA Aerospace.

        Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.” If we were to eliminate goodwill amortization, the comparable loss from continuing operations, as adjusted, would be $(38,426), or $(1.52) per share, in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. We have 100% ownership interests (directly and indirectly) in Fairchild Holding Corp. and Banner Aerospace Holding Company I, Inc. Fairchild Holding Corp. is the owner (directly and indirectly) of Republic Thunderbolt, LLC and effective November 1, 2003 and January 2, 2004, acquired ownership interests in Hein Gericke, PoloExpress, and IFW. Our principal operations are conducted through these entities. Our consolidated financial statements present the results of our former fastener business, Fairchild Aerostructures, and APS, as discontinued operations.

        The following discussion and analysis provide information which management believes is relevant to the assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT

        Certain statements in this filing contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: our ability to finance and successfully operate our retail businesses; our ability to accurately predict demand for our products; our ability to receive timely deliveries from vendors; our ability to raise cash to meet seasonal demands; our dependence on the retail and aerospace industries; our ability to maintain customer satisfaction and deliver products of quality; our ability to properly assess our competition; our ability to improve our operations to profitability status; our ability to liquidate non-core assets to meet cash needs; our ability to attract and retain highly qualified executive management; our ability to achieve and execute internal business plans; weather conditions in Europe during peak business season and on weekends; labor disputes; competition; worldwide political instability and economic growth; military conflicts, including terrorist activities; infectious diseases; and the impact of any economic downturns and inflation.

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

        Pension and Postretirement Benefits: We have defined benefit pension plans covering certain of our employees. Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. The accumulated benefit obligation for pensions and postretirement benefits was determined using a discount rate of 5.625% and 6.0% at September 30, 2005 and 2004, respectively, and an estimated return on plan assets of 8.5% at September 30, 2005 and 2004. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. For measurement purposes, in 2005, we assumed a 10.0% annual rate of increase in the cost per capita of claims covered under health care benefits. Beginning in 2006, the trend rate is assumed to decrease each year by 0.5% to a rate of 5% in 2016 and remain at that level thereafter. The effect of any change in these assumptions may result in a large change to the accumulated benefit obligation.

        Deferred and Noncurrent Income Taxes: Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. All of our deferred tax assets were fully reserved at September 30, 2005 and September 30, 2004.

        Environmental Matters: Our current and prior operations are subject to stringent government imposed environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have had a material effect on our financial condition, results of operations, or net cash flows, and we have expended, and can be expected to expend in the future, significant amounts for the investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters.

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

        For the year ended September 30, 2005, we reported a loss from continuing operations before income taxes of $30.6 million, as compared to a loss of $18.0 million in 2004. The increased loss resulted primarily from poor operating results by Hein Gericke and IFW in our sports and leisure segment. Our loss in fiscal 2005 contributed significantly to our $14.0 million use of cash in our operating activities. As of September 30, 2005, we have unrestricted cash, cash equivalents and short-term investments of $23.3 million, and available borrowing under lines of credit of $9.9 million. In addition, we expect to receive net cash of $12.5 million from Alcoa in February 2006, under the terms of our 2002 sale agreement and $3.0 million in January 2006, related to the settlement of our stockholders derivative litigation.

        We have undertaken a number of actions, which we believe will improve the results of Hein Gericke in 2006 and beyond including:

  Management changes, with emphasis on enhancing logistics.
  Implementation of a new computer system which provides improved sales and inventory management information and enhances operational efficiencies.
  Implementation of an online sales shop.

        In addition, we plan to:

  Improve our operational efficiency by reducing back office overhead expenses, and in particular limit the reliance upon outside consultants and outside service providers.
  Promote our online internet shop.
  Identify strategic markets outside of Germany and the United Kingdom for possible expansion.

        We expect that cash on hand, cash proceeds due to us from Alcoa and the stockholder derivative litigation, cash available from lines of credit, and proceeds received from dispositions of short-term investments, will be adequate to satisfy our cash requirements during the next twelve months.

        In order to improve our liquidity, on December 21, 2005, we signed a definitive agreement to sell our Farmingdale, New York, power shopping center, Airport Plaza, to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank, for approximately $95 million. The purchaser has agreed to deposit into escrow $4.75 million to ensure its obligations and to seek the approval of our mortgage lender to assume our existing mortgage loan of approximately $53.8 million, or to defease the loan. The closing will take place following purchaser’s obtaining consent of the mortgage lender to its loan assumption, which could occur as early as February 2006. If the loan is defeased, the transaction may not close until as late as July 2006. The sale does not include several other undeveloped parcels of real estate that we own in the Town, the largest of which is under contract of sale to the market chain, Stew Leonards. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities.

        Our cash needs are generally the highest during the second and third quarters of our fiscal year, when our sports and leisure segment purchases inventory in advance of the spring and summer selling seasons.

        During fiscal 2005, we had an €7.0 million (approximately $8.4 million) seasonal facility to help fund these cash needs. That facility was repaid and has expired. In December 2005, the Guaranty Committee of the German State of North Rhine Westphalia recommended approval for an 80% guaranteed seasonal financing facility, up to €11.0 million. One German bank has committed to provide funding for €5.5 million (approximately $6.6 million) of the seasonal facility and we anticipate completion of approval, loan agreements, and funding in January 2006. We are holding ongoing discussions with a second German bank, to receive a commitment for the remaining €5.5 million of the seasonal facility, but we have not received a positive indication that it will be approved. If we are unable to obtain a commitment from a second bank, we believe that our cash resources will be sufficient to meet our seasonal needs.

      In December 2005, we entered into discussions with an investment bank concerning our capital requirements. On December 26, 2005, we engaged the investment bank to provide us, among other things, with a commitment to place a short-term loan to us of $20 million, against our agreement to sell our shopping center to KRC Acquisition Corp. The investment bank has indicated to us that it is highly confident that it can consummate the loan, if needed, during the period of our seasonal trough.

        In the event that our cash needs are substantially higher than projected, particularly during our seasonal trough, we will take additional actions to generate the required cash. These actions may include one or any combination of the following:

  Liquidating investments and other non-core assets.
  Obtaining and utilizing borrowings available to us under a “bridge” financing agreement collateralized by the expected proceeds to be received from the sale of our shopping center.
   Eliminating, reducing, or delaying all non-essential services provided by outside parties, including consultants.
  Significantly reducing our corporate overhead expenses.
  Settling our $100 million interest rate swap agreement, which we have $2.5 million of restricted funds in excess of our remaining liability.
  Delaying purchases of inventory.

        However, if we need to implement one or more of  these actions, there nevertheless remains some uncertainty that we will actually receive a sufficient amount of cash in time to meet all of our needs during the seasonal trough.  Even if sufficient cash is realized, any or all of these actions may have adverse affects on our operating results and/or businesses.

During the next several months, we plan to:

  Consummate the closing of our shopping center sale.
  Generate additional cash from borrowings and/or the sale of other non-core assets to support our operations and corporate needs.
  Implement the terms of a settlement of the stockholders derivative litigation.

RESULTS OF OPERATIONS

         Significant Business Transactions

        On November 1, 2003, we acquired for $45.5 million (€39.0 million) substantially all of the worldwide business of Hein Gericke and the capital stock of Intersport Fashions West (IFW) from the Administrator for Eurobike AG in Germany. Also on November 1, 2003, we acquired for $23.4 million (€20.0 million) from the Administrator for Eurobike AG and from two subsidiaries of Eurobike AG all of their respective ownership interests in PoloExpress and receivables owed to them by PoloExpress. We used available cash from investments that were sold to pay the Administrator $14.8 million (€12.5 million) on November 1, 2003, and borrowed $54.1 million (€46.5 million) from the Administrator at a rate of 8%, per annum. On May 5, 2004 we received financing from two German banks and paid the note due to the Administrator. The aggregate purchase price for these acquisitions was approximately $68.9 million (€59.0 million), including $15.0 million (€12.9 million) of cash acquired.

        On January 2, 2004, we acquired for $18.8 million (€15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser retained a 7.5% ownership interest in PoloExpress, but Fairchild has the right to call this interest at any time from March 2007 to October 2008, for a fixed purchase price of €12.3 million ($14.8 million at September 30, 2005). Mr. Esser has the right to put such interest to us at any time during April of 2008 for €12.0 million ($14.5 million at September 30, 2005). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (€15.0 million) and provided collateral of $15.0 million (€12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The transaction includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for two years. On October 18, 2005, we reached an agreement with Mr. Esser, regarding his continued employment, and entered into an employment agreement with Mr. Esser through December 31, 2008. Through September 30, 2005, in addition to his base salary, Mr. Esser received a profit distribution of approximately €0.6 million, which reduces, on a Euro for Euro basis, the call or put option price we must pay for his interest. As of September 30, 2005, the €11.4 million ($13.8 million) collateralized obligation for the put option, net of distributions, was included in other long-term liabilities. The €11.4 million ($13.8 million) restricted cash is invested in a capital protected investment and money market funds, and is included in long-term investments.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $34.0 million. The excess of the purchase price over net tangible assets was all allocated to identifiable intangible assets, including brand names “Hein Gericke” and “Polo”, and reflected in goodwill and intangible assets in the consolidated financial statements as of September 30, 2005. Since their acquisition on November 1, 2003, we have consolidated the results of Hein Gericke, PoloExpress and IFW into our financial statements.

        Hein Gericke, PoloExpress and IFW are included in our segment known as sports & leisure. Our sports & leisure segment is a highly seasonal business, with an historic trend for higher volumes of sales and profits during March through September, when the weather in Europe is more favorable for individuals to use their motorcycles than during October to February. We acquired these companies because we believe they have potential growth, and may provide a platform for other entrees into related leisure businesses. The acquired companies are European leaders of this industry, and opportunities for expansion are significant in Europe and the United States. Hein Gericke currently operates 145 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. PoloExpress currently operates 87 retail shops in Germany and one shop in Switzerland. IFW, located in Tustin, California, is a designer and distributor of motorcycle accessories, protective and other apparel, and helmets, under several labels, including Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. The acquisition has lessened our dependence on the aerospace industry.

        On June 24, 2005, we completed the sale of our Fairchild Aerostructures business for $6.0 million to PCA Aerospace. The cash received from PCA Aerospace is subject to a post-closing adjustment based upon the net working capital of the business on January 1, 2005, compared with its net working capital as of June 24, 2005, which we have estimated to be approximately $1.5 million, and is included in accounts receivable at September 30, 2005. PCA Aerospace disputes the working capital post-closing adjustment, and also alleges that we owe PCA Aerospace $4.4 million. We have notified PCA Aerospace of our dispute of these claims. In connection with the sale, we have deposited with an escrow agent approximately $0.4 million to secure indemnification obligations we may have to PCA Aerospace. The escrow period is eighteen months. We decided to sell Fairchild Aerostructures, which was included in our aerospace segment, because we believe we received adequate fair value for a business whose performance was below our expectations and because its business was unrelated to other businesses we own. We used $0.9 million of the proceeds from the sale to repay a portion of our CIT revolving credit facility and we plan to use the remaining proceeds from the sale to reinvest in our existing operations. In 2005, we recorded a $1.1 million gain on the disposal of discontinued operations, as a result of the sale of Fairchild Aerostructures.

        On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. During the four-year period from 2003 to 2006, we are entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of stated threshold levels, up to a maximum of $12.5 million per year. Deliveries exceeded the threshold aircraft delivery level needed for us to earn the full $12.5 million contingent payment for 2004 and 2003, respectively. Accordingly, we recognized a $12.5 million gain on disposal of discontinued operations in fiscal 2005 and fiscal 2004.The remaining threshold aircraft delivery levels are 570 in 2005; and 650 in 2006. On December 3, 2002, we deposited with an escrow agent $25 million to secure indemnification obligations we may have to Alcoa. The escrow period remains in effect to December 3, 2007, but funds may be held longer if claims are timely asserted and remain unresolved. The escrow is classified in long-term investments on our balance sheet. In addition, for a period ending on December 3, 2007, we are required to maintain our corporate existence, take no action to cause our own liquidation or dissolution, and take no action to declare or pay any dividends on our common stock.

      Consolidated Results

        Because of the November 1, 2003 acquisition of Hein Gericke, PoloExpress, and IFW, collectively now known as Fairchild Sports, and the sale of the fasteners business on December 3, 2002, the discussion below cannot be relied upon as a trend of our future results. Additionally, Fairchild Sports is a highly seasonal business, with a historic trend of a higher volume of sales and profits during the months of March through September.

        We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the revenues and operating income (loss) of our segments on a historical and pro forma basis for the years ended September 30, 2005 and 2004, the three month transition period ended September 30, 2003, and the year ended June 30, 2003, respectively. The pro forma results represent the impact of our acquisition of Hein Gericke, PoloExpress, and IFW, as if this transaction had occurred at the beginning of each of our fiscal periods. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The prior period historical results of the operations and entities we acquired are based upon the best information available to us and these financial statements were not audited. The pro forma information is not necessarily indicative of the results of operations, that would actually have occurred if the transactions had been in effect since the beginning of each fiscal period, nor are they necessarily indicative of our future results.

	Actual				Pro Forma

(In thousands)	Years Ended		3 Month Transition Period Ended	Year Ended	Year Ended	3 Month Transition Period Ended	Year Ended

	9/30/05	9/30/04	9/30/03	6/30/03	9/30/04	9/30/03	6/30/03

Revenues
Sports & Leisure Segment	$257,094	$242,732	$—	$—	$253,818	$69,733	$254,339
Aerospace Segment	84,493	75,400	14,854	59,608	75,400	14,854	59,608
Real Estate Operations Segment	11,209	9,926	2,304	8,699	9,926	2,304	8,699
Corporate and Other	—	1	3	25	1	3	25
Intercompany Eliminations	(379)	(41)	—	—	(41)	—	—

Total	$352,417	$328,018	$17,161	$68,332	$339,104	$86,894	$322,671

Operating Income (Loss)
Sports & Leisure Segment	$(5,406)	$7,308	$—	$—	$6,602	$4,217	$3,917
Aerospace Segment (a)	6,093	4,030	358	(4,143)	3,945	358	(4,143)
Real Estate Operations Segment	3,870	2,768	850	2,735	2,768	850	2,735
Corporate and Other (a)	(32,107)	(27,132)	(6,793)	(47,522)	(27,132)	(6,793)	(47,522)

Total	$(27,550)	$(13,026)	$(5,585)	$(48,930)	$(13,817)	$(1,368)	$(45,013)

(a)	The fiscal 2005 and fiscal 2004 operating results include an impairment charge of $2.9 million and $1.2 million, respectively, in the corporate and other segment to reflect the write down the value of a landfill development partnership, in which we are a limited partner. The fiscal 2003 operating results include impairment expenses of $6.6 million to write down goodwill at our aerospace segment and a $0.1 million write down of intangible assets of a start-up company in our corporate and other segment.

        Revenues increased by $24.4 million, or 7.4%, in fiscal 2005, as compared to fiscal 2004. The increase in fiscal 2005 was due to the prior period only including eleven months of activity from our acquisition of Hein Gericke, PoloExpress and IFW on November 1, 2003, our foreign sales benefiting from a stronger Euro as compared to the U.S. dollar, and increased sales at our aerospace segment. Revenues increased by $259.7 million in fiscal 2004, as compared to fiscal 2003. The increase was due primarily to the acquisition of Hein Gericke, PoloExpress and IFW on November 1, 2003. Revenues in fiscal 2004 also benefited from increased revenues at our aerospace segment and real estate operations segment. In fiscal 2003, the aerospace industry was adversely affected by the attacks of September 11, 2001, and weakness in the overall economy. During this period, reduction in travel and financial difficulties of major commercial airlines affected the demand for products we sell at our aerospace businesses.

        Gross margin as a percentage of sales was 38.1%, 38.3%, 24.7%, and 25.7%, in fiscal 2005, fiscal 2004, the three month transition period ended September 30, 2003, and fiscal 2003, respectively. The current year change in margins reflects a slight reduction in margins at our sports & leisure segment. The improvement in margins in the other periods reflects the higher gross margins earned from retail sales at the sports & leisure segment, which was acquired on November 1, 2003. Gross margin as a percentage of rental revenue at our real estate segment was 36.3%, 32.0%, 39.8%, and 34.9%, in fiscal 2005, fiscal 2004, the three month transition period ended September 30, 2003, and fiscal 2003, respectively.

        Selling, general and administrative expense increased by $19.0 million in fiscal 2005, as compared to fiscal 2004, due primarily to us owning our sports & leisure segment for 11 months in fiscal 2004, and $5.0 million of the increase due to a stronger Euro as compared to the U.S. dollar in fiscal 2005. Selling, general and administrative expense for fiscal 2003, includes $1.1 million of severance expense, $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of our fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of our fasteners business. The top four executives have also relinquished their right to any other future change of control payments. Excluding these items, selling, general & administrative expense as a percentage of revenues was 44.7%, 42.2%, 56.0%, and 59.7%, in fiscal 2005, fiscal 2004, the three month transition period ended September 30, 2003, and fiscal 2003, respectively.

        Pension and postretirement expense primarily includes inactive and retired employees of businesses that we sold and retained the pension and postretirement liability. At September 30, 2005, only approximately fifty of our current employees are active participants in these plans. Pension and postretirement expense increased by $0.2 million in fiscal 2005, as compared to fiscal 2004.

        Other income decreased by $3.6 million in fiscal 2005, as compared to fiscal 2004, due primarily to $1.6 million of proceeds received from a title insurance claim settlement recognized in fiscal 2004 and $1.0 million of foreign currency gains recognized in fiscal 2004, as compared to foreign currency losses of $0.2 million in fiscal 2005. Other income increased $0.4 million in fiscal 2004, as compared to fiscal 2003, due primarily other income recognized at our sports & leisure segment from shop partner reimbursements of costs, offsetting income recognized in 2003 from the sale of non-core assets.

        Impairment charges of $2.9 million, $1.2 million, $6.7 million, were recognized in 2005, 2004 and 2003, respectively. The fiscal 2005 and 2004 results represent primarily impairment expenses to write down the value of a landfill development partnership, in which we are a limited partner and were required to consolidate in accordance with FASB Interpretation 46R beginning January 1, 2004. A recent decision by us to no longer provide funds to the landfill development partnership caused the additional impairment recognition in fiscal 2005. The fiscal 2003 impairment charges included $6.6 million to write down goodwill at our aerospace segment and a $0.1 million write down of intangible assets of a start-up company in our corporate and other segment.

        Restructuring charges of $0.6 million in 2004 included the costs to close all fifteen of the GoTo Helmstudio retail locations in Germany. All of the charges were the direct result of activities that occurred as of June 30, 2004. The restructuring charges included an accrual for the remaining lease costs of the closed stores, the write-off of store fittings, and for severance. These costs were classified as restructuring and were the direct result of a formal plan to close the GoTo Helmstudio locations and terminate its employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring costs will result in future increases in earnings or represent an accrual of future costs of our ongoing business.

        Operating loss for 2005, 2004, and 2003 was $27.6 million, $13.0million, and $48.9 million, respectively. The $14.6 million increase in operating loss in 2005, as compared to 2004, was due primarily to a $12.7 million decrease in operating income at our sports and leisure segment (see segment discussion below). Operating loss for 2003, includes the $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to our top four executives as a result of the sale of the fasteners business. In addition, the operating loss for 2003 includes the $6.6 million goodwill impairment at our aerospace segment and $1.1 million of severance expense.

        Net interest expense increased by 9.9%, or $1.3 million, in fiscal 2005 to $15.0 million, as compared to fiscal 2004, due primarily to a $0.6 million increase in non-cash interest,  from an increase in deferred loan fees expensed in the current period and a higher average outstanding debt obtained in fiscal 2005 as compared to fiscal 2004.  Net interest expense was $13.6 million and $24.2 million in fiscal 2004 and fiscal 2003, respectively. The results for 2003 included interest expense, prior to the repayment in December 2002, of all of our then outstanding senior subordinated notes, term loan and revolving credit facilities. These repayments were made from proceeds of the sale of the fastener business on December 3, 2002.

        Investment income was $6.0 million for fiscal 2005, and included $5.3 million of stock and dividends received from the demutalization of an insurance company, $0.5 million in other dividend income, $0.2 million of realized gains from the sale of investments, and a $0.8 million increase in the fair market value of investments classified as trading securities, offset partially by a $0.8 million investment impairment. Investment income was $3.7 million in 2004, including $2.8 million of stock and dividends received from the demutalization of an insurance company, $1.1 million in other dividend income and $0.3 million of gains realized from the sale of investments, partially offset by $0.5 million from the decline in fair market value of trading securities. We recorded a nominal investment loss in 2003. The investment results of 2003 included $0.3 million of dividend income, $0.6 million of realized gains on investments liquidated, and $0.5 million of fair market value increases to our trading securities, offset by a $2.4 million write down for impaired investments.

        The fair market value adjustment of our position in a ten-year $100 million interest rate contract improved by $5.9 million in fiscal 2005, $4.9 million in fiscal 2004 and $2.7 million in the three month transition period ended September 30, 2003. The fair market value adjustment of our position in this interest rate contract decreased by $7.7 million in fiscal 2003. The fair market value adjustment of this agreement will generally fluctuate, based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate contract will increase, and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest rate contract will decrease, and we will record income. Increasing interest rates have caused the favorable movement in fair market value of the contract in the three most recent periods.

        The overall tax provision for fiscal 2005 was $0.9 million, representing $2.1 million of foreign taxes and $0.3 million of state taxes in continuing operations, offset partially by a $1.4 million tax benefit in discontinued operations, which consists primarily of the tax effect from the carryback of environmental payments in the periods October 1, 2003 to September 30, 2004, and October 1, 2004 to September 30, 2005, which reduced the noncurrent income tax liability of $41.5 million at September 30, 2004. No federal tax expense was accrued in 2005 due to a domestic tax loss. In 2004, we recorded a federal income tax benefit of $24.2 million ($10.8 million in continuing operations and $13.4 million in discontinued operations) which resulted from the tax effect from the carryback of net operating losses of $39.4 million, arising from the periods July 1, 2003 to September 30, 2003 and October 1, 2003 to September 30, 2004, which reduced the noncurrent income tax liability of $68.5 million at June 30, 2003 and a $13.4 million favorable resolution of the tax audit of Kaynar Technologies, Inc. for its final year ended April 30, 1999, and our tax year ended June 30, 1999. We recorded an income tax provision of $0.4 million in fiscal 2003 on pre-tax losses from continuing operations. A tax provision was recorded due primarily from state income taxes.

        Earnings (loss) from discontinued operations includes the results of the fasteners business prior to its sale, Fairchild Aerostructures, prior to its sale, APS prior to its sale, and certain legal and environmental expenses associated with our former businesses. The loss from discontinued operations for fiscal 2005 consists primarily of an accrual of $2.0 million of environmental liabilities at locations of operations previously sold, and $2.5 million to cover legal expenses associated with businesses we sold several years ago, offset partially by $1.9 million of collections of old accounts receivable from businesses we previously sold. The loss from discontinued operations for fiscal 2004 consists primarily of an accrual of $7.6 million of environmental liabilities at locations of operations previously sold, and $0.8 million to cover legal expenses associated with a business we sold several years ago.  The 2003 earnings from discontinued operations reflect our ownership of the fastener business during the first five months of fiscal 2003, prior to its sale on December 3, 2002.

        In 2005, we recognized a $13.6 million gain on the disposal of discontinued operations, as a result of $12.5 million additional proceeds earned from the sale of the fastener business and the $1.1 million gain recognized on the sale of Fairchild Aerostructures. In 2004, we recorded a $9.5 million gain on the disposal of discontinued operations, as a result of additional proceeds earned from the sale of the fastener business. In 2003, we recorded a $29.8 million gain on the disposal of discontinued operations, net of $20.5 million of taxes, as a result of the sale of the fastener business.

        Other comprehensive income includes foreign currency translation adjustments, unrecognized actuarial loss on pensions, and unrealized periodic holding changes in the fair market value of available-for-sale investment securities. In 2005, other comprehensive income included a $7.5 million decrease in the minimum pension liability $0.2 million decrease in the fair market value of available-for-sale securities and a $1.4 million decrease in unrealized foreign currency translations due to the strengthening of the U.S. Dollar against the Euro. In 2004, a $1.8 million decrease in the minimum pension liability was offset by a $1.2 million increase in the fair market value of available-for-sale securities, and a $0.5 million improvement in unrealized foreign currency translations due to the strengthening of the Euro against the U.S. Dollar. In 2003, other comprehensive income included a decrease of $60.8 million due to the recognition of an additional minimum pension liability due primarily to unrecognized actuarial losses, offset partially by an increase of $19.6 million in foreign currency translation adjustments which were realized as part of the sale of our fasteners business, and a $1.8 million increase in the fair market value of unrealized holding gains on investment securities.

         Segment Results

         Sports & Leisure Segment

        Our sports & leisure segment, which we purchased from the Administrator of Eurobike AG and Mr. Klaus Esser, designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. Primary brand names of our products include Hein Gericke and Polo. Hein Gericke currently operates 145 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. Polo currently operates 87 retail shops in Germany and one shop in Switzerland. For the most part, the Hein Gericke retail stores sell Hein Gericke brand items, and the Polo retail stores sell Polo brand products. Both the Hein Gericke and Polo retail stores sell products of other manufacturers, the inventory of which is owned by the Company. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. The sports and leisure segment is a seasonal business, with an historic trend of a higher volume of sales and profits during March through September. Unfavorable weather conditions in Europe during March 2005 and April 2005 adversely effected the 2005 season.

        On a pro forma basis, sales in our sports & leisure segment increased by $3.3 million, or 1.3%, in 2005, as compared 2004. The increase is due primarily to the weighted average strengthening of the Euro and British pound as compared to the United States dollar during 2005, as compared to 2004. Same store sales increased by 0.7% in 2005, while sales at IFW decreased by 21%, due primarily to a reduction in sales to Harley-Davidson. Additionally, the impact of changes in foreign currency exchange rates favorably affected the translation of European sales into U.S. dollars, by an aggregate of $9.4 million in 2005. Average retail sales per square foot was approximately $0.190 million in 2005, as compared to $0.198 million in 2004. Our Hein Gericke operations in the United Kingdom have been adversely affected by a sharp decline, which has recently occurred in the retail marketplace within the United Kingdom. On a pro forma basis, the operating results in our sports & leisure segment decreased by $12.0 million during 2005, as compared to 2004. The operating loss in 2005 was adversely affected by difficult trading conditions in Germany and the United Kingdom, which led to $2.8 million of higher promotional costs in an effort to preserve sales. Lower sales volume in Germany and the United States reduced our profitability, costing us $4.6 million of margin contribution. Sales were impacted at all Hein Gericke locations as the implementation of a new ERP system interrupted stock replenishment at all stores for one to two months at the beginning of the busy season in 2005. New shops in the United Kingdom increased our overhead by $1.9 million, and the development of a new global web shop cost us $0.9 million. On a pro forma basis, sales in our sports & leisure segment decreased by $0.5 million in 2004, as compared to 2003. The decrease in 2004 was due primarily to the closing of 19 low performing stores in 2004. On a pro forma basis, operating income in our sports & leisure segment increased by $3.9 million in 2004, as compared to 2003. Operating income improved due primarily to staff efficiencies realized at the acquisition date and reductions in rent expense, offset partially by $0.7 million of severance costs and $0.6 million of restructuring charges recognized in 2004.

        Since the November 1, 2003 acquisition, Hein Gericke has initiated steps to advance its retail business in Germany. Hein Gericke is focusing on more efficient advertising and marketing to restore brand recognition and increase customer traffic previously enjoyed by Hein Gericke in Germany. A new ERP computer system operational at Polo, was expanded to encompass the operations of Hein Gericke. The new ERP computer system enables the business to operate in a more efficient manner. We believe relations with the suppliers of Fairchild Sports have improved since our acquisition. We have initiated a program to focus on optimal store location. This includes closing or relocating low performing stores, and opening new stores in England and elsewhere in Western Europe. We have also redesigned several stores to better present our products to customers.

         Aerospace Segment

        Our aerospace segment has five locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, and one location provides overhaul and repair capabilities. The products distributed include: navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. Our location in Titusville, Florida, overhauls and repairs landing gear, pressurization components, instruments, and avionics. Customers include original equipment manufacturers, commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace segment increased by $9.1 million, or 12.1%, in fiscal 2005, as compared to fiscal 2004. Sales in our aerospace segment increased by $15.8 million, or 26.5%, in fiscal 2004, as compared to fiscal 2003. The improvement in sales reflects a large order which was delivered in 2004 and 2005. Sales in our aerospace segment are not anticipated to sustain a growth rate at these levels in the coming quarters, as demand in the aerospace industry for our products is still adversely affected by the continued financial difficulties of major commercial airlines.

        Operating income increased by $2.1 million, or 51.2%, in fiscal 2005, as compared to fiscal 2004, reflecting the increase in volume of sales and a 1.8% increase in gross margin. Operating income increased by $8.2 million in fiscal 2004, as compared to fiscal 2003. The results for 2003 were adversely affected by a $6.6 million impairment charge to write down goodwill. Excluding the goodwill impairment, operating income increased by $3.3 million in 2004, reflecting the increase in volume of sales and a small increase in gross margin as a percentage of sales.

         Real Estate Operations Segment

        Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York, owns and leases to Alcoa a 208,000 square foot manufacturing facility located in Fullerton, California, and also owns and leases to PCA Aerospace a 58,000 square foot manufacturing facility located in Huntington Beach, California. We have two tenants that each occupy more than 10% of the rentable space in the shopping center. Rental revenue was $11.2 million in 2005, $9.9 million in 2004, $2.3 million for the three month transition period ended September 30, 2003, and $8.7 million in 2003. Rental revenue increased by $1.3 million, or 12.9%, in fiscal 2005, as compared to fiscal 2004, reflecting a $0.7 million lease settlement with a defaulting office tenant, tenants paying higher average rents, offset partially by the July 2004 sale of a property located in Chatsworth, California that generated rental revenue of $0.4 million in 2004. Rental revenue increased by 14.1% in 2004, as compared to 2003, reflecting tenants occupying an additional 28,000 square feet of the shopping center. The weighted average occupancy rate of the shopping center was 97.2%, 96.3%, 90.3%, and 87.1% in fiscal 2005, fiscal 2004, the three month transition period ended September 30, 2003, and fiscal 2003, respectively. The average effective annual rental rate per square foot of the shopping center was $23.38, $20.78, $20.23, and $20.27, in fiscal 2005, fiscal 2004, the three month transition period ended September 30, 2003, and fiscal 2003, respectively. As of September 30, 2005, 100% of the retail space and approximately 98% of all leasable space at the shopping center was leased.

        Operating income increased by $1.1 million to $3.9 million in 2005, as compared to $2.8 million in 2004. In 2005, depreciation expense and real estate taxes increased by $0.1 million and $0.2 million, respectively, as a result of leasehold improvements enhancing the value of the portion of the shopping center that was placed into service in 2005. In 2005, legal and bad debt expense decreased by $0.1 million and $0.1 million, respectively. Operating income increased by $0.1 million to $2.8 million in 2004, as compared to $2.7 million in 2003. In 2004, depreciation expense and real estate taxes increased by $0.2 million and $0.3 million, respectively, as a result of leasehold improvements enhancing the value of the portion of the shopping center that was placed into service in 2004. In 2004, insurance and legal expense increased by $0.3 and $0.2, respectively, as a result of increased insurance premiums and various legal matters.

        In April 2005, we engaged Eastdil Realty Company, LLC, to explore opportunities for the sale of our shopping center. In October 2005, our Board of Directors’ authorized management to sell the shopping center. on December 21, 2005, we signed a definitive agreement to sell its Farmingdale, New York, power shopping center, Airport Plaza, to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank, for approximately $95 million. The purchaser has agreed to deposit into escrow $4.75 million to ensure its obligations and to seek the approval of our mortgage lender to assume our existing mortgage loan of approximately $53.8 million, or to defease the loan. The closing will take place following purchaser’s obtaining consent of the mortgage lender to its loan assumption, which could occur as early as February 2006. If the loan is defeased, the transaction may not close until as late as July 2006.

        The Fullerton property is leased to Alcoa through October 2007, and is expected to generate revenues and operating income in excess of $0.5 million per year. The Huntington Beach property is leased to PCA Aerospace through October 2007, and is expected to generate revenues and operating income of $0.4 million per year. We can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $6.0 million under a put option we hold which can be exercised upon the earlier of the time when a mortgage loan, which encumbers the property, is paid off (currently due in October 2007, but with extension options) or January 31, 2012. PCA Aerospace also holds a similar purchase option. At September 30, 2005, the book value of the Huntington Beach property was $3.0 million and we believe the current fair market value is approximately $5.5 million.

      Corporate

        The operating loss at corporate increased by $5.0 million in fiscal 2005, as compared to fiscal 2004, due primarily to the costs of complying with the Sarbanes Oxley Act of 2002 and impairment expenses to write down the value of a landfill development partnership, in which we are a limited partner and were required to consolidate in accordance with FASB Interpretation 46R beginning January 1, 2004. We recently decided to no longer provide funds to the landfill development partnership, resulting in $2.9 million impairment recognition in fiscal 2005, in addition the $1.2 million impairment recognized in fiscal 2004. The operating results at corporate improved by $20.4 million in fiscal 2004 as compared to fiscal 2003. The operating results at corporate in 2003 included $13.7 million of one-time change of control payments required under contracts with our top four executives as a result of the sale of the fastener business, and $10.4 million of bonuses awarded to them as a result of the sale of the fastener business.

        Two actions, styled Noto v. Steiner, et al., and Barbonel v. Steiner, et al., were commenced on November 18, 2004, and November 23, 2004, respectively, in the Court of Chancery of the State of Delaware in and for Newcastle County, Delaware. The plaintiffs allege that each is, or was, a shareholder of The Fairchild Corporation and purported to bring actions derivatively on behalf of the Company, claiming, among other things, that Fairchild executive officers received excessive pay and perquisites and that the Company’s directors approved such excessive pay and perquisites in violation of fiduciary duties to the Company. The complaints name, as defendants, all of the Company’s directors, its Chairman and Chief Executive Officer, its President and Chief Operating Officer, its former Chief Financial Officer, and its General Counsel. While the Company and its Officers and Directors believe it and they have meritorious defenses to these suits, and deny liability or wrongdoing with respect to any and all claims alleged in the suits, it and its Officers and Directors elected to settle to avoid onerous costs of defense, inconvenience and distraction. On April 1, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On May 18, 2005, the Court of Chancery of the State of Delaware in and for New Castle County declined to approve that proposed settlement of the actions. On October 24, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Supplemental Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On November 23, 2005, the Court of Chancery of the State of Delaware in and for New Castle County approved the proposed settlement of these actions. The Court’s order became final on December 23, 2005. At September 30, 2005, we have estimated the remaining legal fees due to be $1.8 million. We will seek reimbursement from our insurance carries for legal costs incurred in connection with this matter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Total capitalization as of September 30, 2005 and September 30, 2004 was $232.8 million and $277.6 million, respectively. The fiscal 2005 change in capitalization included a net decrease of $15.3 million in debt resulting from approximately $10.0 million of repayments net of additional borrowings, and a $1.0 million decrease due to the foreign currency effect on debt denominated in euros. Stockholders’ equity decreased by $29.5 million, due primarily to our $21.9 million reported net loss and other comprehensive loss, offset partially by $1.0 million received on the repayment of shareholder loans. Our combined cash and investment balances totaled $98.2 million on September 30, 2005, as compared to $109.4 million on September 30, 2004, and included restricted investments of $64.6 million and $75.0 million at September 30, 2005 and September 30, 2004, respectively. Total capitalization as of September 30, 2004 and September 30, 2003 amounted to $277.6 million and $143.8 million, respectively. The change in capitalization included a $130.0 million net increase in debt as a result of our acquisition of Hein Gericke, PoloExpress, and IFW; obtaining financing on our shopping center and real estate; and receiving a revolving credit line based on the assets of our aerospace segment. Equity increased by $3.9 million, due primarily to our reported net earnings. Our combined cash and investment balances totaled $109.4 million on September 30, 2004, as compared to $110.9 million on September 30, 2003.

        Net cash used for operating activities for 2005 was $14.0 million. The working capital uses of cash in 2005 included a $10.0 million decrease in accounts receivable, a $7.6 million increase in other non-current assets, and a $4.5 million decrease in inventory, offset partially by a $10.2 million decrease in accounts payable and other accrued liabilities, and a $0.4 million increase in other current assets. The working capital sources of cash were offset by $14.2 million of non-cash charges and working capital changes provided from discontinued operations, and our $12.5 million net cash loss, after deducting non-cash expenses of $11.0 million for depreciation, $1.4 million from the amortization of deferred loan fees, $2.9 million loss from impairments, offset partially by the $5.9 million from the reduction in the fair market value of an interest rate contract. Net cash used for operating activities for fiscal 2004 was $15.6 million. The primary use of cash for operating activities in 2004 was a $16.5 million increase in inventories, a $16.2 million decrease in accounts payable and other accrued liabilities, and a $16.8 million increase in accounts receivable, offset partially by a $32.5 million decrease in trading securities, and our $3.4 million net earnings. Net cash used for operating activities for 2003, was $122.5 million. The working capital uses of cash in 2003 included $47.4 million of cash used for investments in trading securities, $7.4 million contributed to fund our pension plan, $13.7 million of one-time change of control payments, $10.4 million of bonuses, and $30.4 of non-cash charges and working capital changes provided to discontinued operations.

        Net cash provided by investing activities for fiscal 2005 was $27.7 million, and included $12.5 million received from Alcoa as additional earn-out proceeds from our December 2002 sale of our fastener business, $9.5 million of proceeds received from investment securities, $10.5 million of net proceeds received from the sale of non-core property, and $6.0 million received from the sale of Fairchild Aerostructures in June 2005, offset by $12.1 million of capital expenditures. Net cash used for investing activities was $94.8 million in 2004 and included our acquisition funding of $73.0 million, net of $15.0 million of cash included in the businesses we acquired. Net cash provided by investing activities for 2003, was $605.5 million. In 2003, the primary source of cash was $657.1 million of proceeds from the sale of our fastener business, $13.4 million of net cash proceeds received from notes receivable, and $2.5 million cash proceeds received from net assets held for sale. Net cash provided by investing activities was offset partially by $54.7 million of new investments, $9.8 million of capital expenditures, including the purchase of a manufacturing facility located in Fullerton, California, and $2.9 million of investing activities used for discontinued operations.

        Net cash used for financing activities was $13.8 million for fiscal 2005, which reflects $14.1 million of debt repayments, net, offset partially by $1.0 million received on repayment of shareholder loans. Net cash provided by financing activities was $116.6 million for 2004, which reflected $55.0 million borrowed to finance our shopping center, the long-term financing of $43.4 million for our acquisition of Hein Gericke, PoloExpress, and IFW, $13.0 million borrowed to finance property, and $9.0 million borrowed from a revolving credit facility at our aerospace segment. Net cash used by financing activities was $485.8 million for 2003, which reflected the repayment of essentially all of our debt, except for a $3.4 million margin loan and $3.2 million of debt at Fairchild Aerostructures.

        Our principal cash requirements include supporting our current operations, general and administrative expenses, capital expenditures, and the payment of other liabilities including postretirement benefits, environmental investigation and remediation costs, litigation settlements and related costs. We expect that cash on hand, cash generated from the earnout due to us from Alcoa and proceeds due to us from the stockholder derivative litigation, cash available from lines of credit, and proceeds received from dispositions of short-term investments, will be adequate to satisfy our cash requirements during the next twelve months.

        In order to improve our liquidity, on December 21, 2005, we signed a definitive agreement to sell our Farmingdale, New York, power shopping center, Airport Plaza, to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank, for approximately $95 million. The purchaser has agreed to deposit into escrow $4.75 million to ensure its obligations and to seek the approval of our mortgage lender to assume our existing mortgage loan of approximately $53.8 million, or to defease the loan. The closing will take place following purchaser’s obtaining consent of the mortgage lender to its loan assumption, which could occur as early as February 2006. If the loan is defeased, the transaction may not close until as late as July 2006. The sale does not include several other undeveloped parcels of real estate that we own in the Town, the largest of which is under contract of sale to the market chain, Stew Leonards. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities.

        Our cash needs are generally the highest during the second and third quarters of our fiscal year, when our sports and leisure segment purchases inventory in advance of the spring and summer selling seasons.

        During fiscal 2005, we had an €7.0 million (approximately $8.4 million) seasonal facility to help fund these cash needs. That facility was repaid and has expired. In December 2005, the Guaranty Committee of the German State of North Rhine Westphalia  recommended approval for an 80% guaranteed seasonal financing facility, up to €11.0 million. One German bank has committed to provide funding for €5.5 million (approximately $6.6 million) of the seasonal facility and we anticipate completion of approval, loan agreements, and funding in January 2006. We are holding ongoing discussions with a second German bank, to receive a commitment for the remaining €5.5 million of the seasonal facility, but we have not received a positive indication that it will be approved. If we are unable to obtain a commitment from a second bank, we believe that our cash resources will be sufficient to meet our seasonal needs.

     In December 2005, we entered into discussions with an investment bank concerning our capital requirements. On December 26, 2005, we engaged the investment bank to provide us, among other things, with a commitment to place a short-term loan to us of $20 million, against our agreement to sell our shopping center to KRC Acquisition Corp. The investment bank has indicated to us that it is highly confident that it can consummate the loan, if needed, during the period of our seasonal trough.

             In the event that our cash needs are substantially higher than projected, particularly during our seasonal trough, we will take additional actions to generate the required cash. These actions may include one or any combination of the following:

  Liquidating investments and other non-core assets.
  Obtaining and utilizing borrowings available to us under a “bridge” financing agreement collateralized by the expected proceeds to be received from the sale of our shopping center.
  Eliminating, reducing, or delaying all non-essential services provided by outside parties, including consultants.
  Significantly reducing our corporate overhead expenses.
  Settling our $100 million interest rate swap agreement, which we have $2.5 million of restricted funds in excess of our remaining liability.
  Delaying purchases of inventory.

        However, if we need to implement one or more of these actions, there nevertheless remains some uncertainity that we will actually receive a sufficient amount of cash in time to meet all of our needs during the seasonal trough. Even if sufficient cash is realized, any or all of these actions may have adverse affects on our operating results and/or businesses..

                 We may also consider raising cash to meet subsequent needs of our operations by issuing additional stock or debt, entering into partnership arrangements, liquidating assets or other means. Should the sale of our shopping center be delayed or not occur, we may be forced to liquidate other non essential assets, and significantly reduce overhead expenses.

        In December 2005, we obtained an additional amendment of a covenant on our loan agreement with two German banks. The amendment provides a permanent waiver of specified inventory and accounts receivables that must be maintained by Hein Gericke Deutschland. The agreement requires Hein Gericke Deuschland to maintain a 1.5 ratio of current assets to net financial liabilities.

        In December 2005, we received German Government approval for an 80% guaranteed seasonal financing facility, up to €11.0 million. One German bank has committed to provide funding for €5.5 million of the seasonal facility and we anticipate these funds will be available in early January. We are holding ongoing discussions with a second German bank, to receive a commitment for the remaining €5.5 million of the seasonal facility. If we are unable to finalize the full seasonal line of credit, which we are negotiating, we may not have sufficient liquidity during the fiscal 2006 seasonal trough to support both our operations and our corporate needs. If this were to occur during the seasonal trough, we believe we could generate sufficient additional cash through the sale of non-core assets, including investments, to satisfy our cash requirements, recognizing, however, that there are impediments to the timely disposition of non-core assets, which could adversely affect realization of their fair values. Because of the seasonal trough, we may also be required to reduce corporate expenses; however, such reductions may affect our efficiency, or result in the loss of personnel necessary for our business.

        The costs of being a small to mid-sized public company have increased substantially with the introduction and implementation of controls and procedures mandated by the Sarbanes Oxley Act of 2002. Audit fees and audit related fees have significantly increased over the past two years. Our increased costs also include the effects of acquisitions and additional costs related to compliance with various financing agreements. We expect the costs to comply with Section 404 of the Sarbanes Oxley Act of 2002 alone substantially increased our audit and related costs. We estimate that we will incur expenses of approximately $2.9 million in relation to audit and related fees in fiscal 2005, as compared to only $0.8 million in fiscal 2004. These increases are significant for a company of our size. We are considering all options for reducing costs, including opportunities to take our company private in the coming year.

        In February 2005, we announced our intention to purchase up to 500,000 shares of our outstanding Class A Common Stock. Through September 30, 2005, we acquired 61,800 shares at an average price of $3.12 per share, and have not purchased any shares since May 11, 2005.

Off Balance Sheet Items

        On September 30, 2005, approximately $4.7 million of bank loans received by retail shop partners in the sports & leisure segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us. These guarantees were assumed by us when we acquired the sports & leisure business. We have guaranteed loans to shop partners for the purchase store fittings in certain locations where well sell our products. The loans are secured by the store fittings purchased to outfit our retail stores.

Contractual Obligations

        At September 30, 2005, we had contractual commitments to repay debt (including capital lease obligations), and to make payments under operating leases. Principal payments due under these long-term obligations (excluding pension obligations) are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt and capital lease obligations	$21,571	$23,020	$9,034	$17,224	$1,836	$50,097	$122,782
Operating lease commitments	20,528	16,355	13,219	9,455	6,399	26,195	92,151

Total contractual cash obligations	$42,099	$39,375	$22,253	$26,679	$8,235	$76,292	$214,933

        We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our payments of workers compensation. At September 30, 2005, we had contingent liabilities of $2.0 million on commitments related to outstanding letters of credit..

        On September 30, 2005, we reflected a $5.1 million obligation due under a ten-year $100 million interest rate swap agreement which expires on February 19, 2008. Interest on the swap agreement is settled quarterly.

        Our operations enter into purchase commitments in the normal course of business.

        Prior to the sale of our fastener business, the Pension Benefit Guaranty Corporation had contacted us to understand the impact of the sale of our fasteners business on our ability to fund our long-term pension obligations. The PBGC expressed concern that our retirement plan would be underfunded by $86 million after the sale of our fasteners business. We provided the PBGC with information, which represented the underfunding to be $42 million, using the PBGC plan termination assumptions. During 2003, we contributed $7.4 million of cash to fund this pension plan. Based upon our actuary’s recent assumptions and projections, we do not expect additional cash contributions to this pension plan to be required until 2009. Current actuarial projections indicate contribution requirements of $1,180 in 2009, $1,970 in 2010 and a total of $11,420 in 2011 through 2015.  We are required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

        In addition, we have $27.5 million classified as other long-term liabilities at September 30, 2005, including $13.8 million due to purchase the remaining 7.5% interest in PoloExpress in April 2008. The remaining $13.4 million of other long-term liabilities include environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

        At September 30, 2005, we have $198.3 million of federal income tax loss carryforwards expiring 2018 through 2025, and $4.5 million of unused alternative minimum tax credit carryforward that does not expire. These federal income tax loss carryforwards may be reduced by adjustments during the income tax audits of 1995 to 1998 or 2000 to 2005, which have not been completed. As the periods of assessment for 1995 to 2001 have expired, additional tax may be collected from us only for 2002 to 2005. Nonetheless, the tax losses of $236.5 million arising in 1995, 1997, 1998, 1999, 2000 and 2001 may still be reduced for determining the proper amount of net operating loss available to be carried forward to years after 2001. The gains on the disposal of discontinued operations that we reported between 1995 to 2005, for federal income tax, may be significantly increased if our tax positions are not sustained with respect to the sales of several businesses; and the repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended. If all of these adjustments were made for 1995 to 2005, the federal income tax loss carryforwards would be substantially reduced, and we may be required to pay additional tax and interest of up to $42.2 million, which has already been provided. The amount of additional tax and interest to be paid by the Company depends on the amount of income tax audit adjustments, which are made and sustained for 1995 to 2005. These adjustments, if any, would be made at a future date, which is presently uncertain, and therefore we cannot predict the timing of cash outflows. To the extent a favorable final determination of the recorded tax liabilities occurs, appropriate adjustments will be made to decrease the recorded tax liability in the year such favorable determination occurs. We recorded a federal income tax benefit of $1.4 million in 2005 which results primarily from the carryback of net operating losses under the 10 year carryback rules in Section 172 of the Internal Revenue Code of 1986, as amended, arising from October 1, 2004 to September 30, 2005 and the favorable resolution of tax audits of Intersports Fashions West Inc. for year ended September 30, 2003 and of a subsidiary in France for years ended June 30 of 1999 to 2002. We recorded a federal income tax benefit of $27.0 million in 2004 which results primarily from the carryback of net operating losses arising from July 1, 2003 to September 30, 2003 and October 1, 2003 to September 30, 2004, and the favorable resolution of the tax audit of Kaynar Technologies, Inc. for its final year ended April 30, 1999 and for our year ended June 30, 1999. We have a $42.2 million non-current income tax liability at September 30, 2005, which includes the tax effects of net operating loss carryforwards, temporary differences, and permanent differences. It is presently uncertain when a final determination will occur since no Internal Revenue Service audits of 1995 to 1998 or 2000 to 2004 have been completed. Should any of these liabilities become immediately due, we would be obligated to obtain financing, raise capital, and/or liquidate assets to satisfy our obligations.

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

        In June 2005, The Financial Accounting Standards Board has published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principle unless it is impracticable. The Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, although it carries forward some of their provisions. The FASB believes that the Statement’s requirements will enhance the consistency of financial information between periods and is the result of the FASB’s efforts to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate any impact from adopting this new standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities. We may use; derivative financial instruments on a limited basis as additional risk management tools and not for speculative investment purposes.

       Interest Rate Risk:  In fiscal 1998, we entered into a ten-year interest rate swap agreement to reduce our cash flow exposure to increases in interest rates on variable rate debt. The ten-year interest rate swap agreement provided us with interest rate protection on $100 million of variable rate debt, with interest being calculated based on a fixed LIBOR rate of 6.24% to February 17, 2003. The variable rate debt that was fixed by the interest rate swap was repaid by us on December 3, 2002. On February 17, 2003, the bank, with which we entered into the interest rate swap agreement, did not exercise a one-time option to cancel the agreement, and accordingly the transaction proceeds, based on a fixed LIBOR rate of 6.745% from February 17, 2003 to February 19, 2008.

        In fiscal 2005, we have recognized $5.9 million of non-cash income as a result of the reduction in the fair market value for our interest rate swap liability from $11.1 million, at September 30, 2004, to $5.1 million at September 30, 2005.

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

(In thousands)
   Expected maturity date
   Type of interest rate contract
   Variable to fixed contract amount
   Fixed LIBOR rate
   EURIBOR cap rate
   Average floor rate
   Weighted average forward LIBOR rate
   Market value of contract at September 30, 2005
   Market value of contract if interest rates increase by 1/8%
Market value of contract if interest rates decrease by 1/8%	February 19, 2008 Variable to Fixed $100,000 6.745% N/A N/A 4.46% $(5,146) $(4,846) $(5,446)	March 31, 2009 Interest Rate Cap $15,414 N/A 6.0% N/A 3.03% $1 $1 $1

     Foreign Currency Risk: We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, if we determine appropriate, we may consider utilizing foreign currency forward contracts in the future. For the year ended September 30, 2005, approximately 75% of our total revenues were derived from customers outside of the United States, with approximately 65% of our total revenues denominated in currencies other than the United States dollar. We estimate that revenue and operating expenses for the year ended September 30, 2005 were higher by $9.4 million and $9.9 million, respectively, as a result of changes in exchange rates as compared to the year ended September 30, 2004. At September 30, 2005 we had $40.9 million of working capital (current assets minus current liabilities) denominated in foreign currencies. At September30, 2005, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency at September 30, 2005:

	Euro	UK Pound	Swiss Franc	Total Exposure

Revenues	83%	16%	1%	100%
Expenses	82%	17%	1%	100%
Working Capital	74%	24%	2%	100%

     A hypothetical 10% strengthening of the dollar during 2005 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $20.7 million and reduced operating expenses by approximately $21.0 million, resulting in an operating loss of $0.3 million less than actually reported. Working capital at September 30, 2005, would have been approximately $3.7 million lower than actually reported, if we had used this hypothetical stronger dollar. These numbers were estimated using the different hypothetical rate for the entire year and applying it evenly to all non United States dollar transactions.

     Inflation: We believe that inflation has not had a material impact on our results of operations for the year ended September 30, 2005. However, we cannot assure you that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of the Company and the report of our independent auditors, are set forth below.

Page

Report of KPMG LLP, Independent Registered Public Accounting Firm (Fiscal 2005, 2004, 2003 and the
transition period ended September 30, 2003)

Report of KPMG LLP, Independent Registered Public Accounting Firm of Managements Assessment
of Internal Controls

Consolidated Balance Sheets as of September 30, 2005 and 2004

Consolidated Statements of Operations and Other Comprehensive Income (Loss) for each of the
   Three Years Ended September 30, 2005, September 30, 2004, June 30, 2003, and the Transition
   Period ended September 30, 2003

Consolidated Statements of Stockholders' Equity for each of the Three Years Ended September 30, 2005,
              September 30, 2004, June 30, 2003, and the Transition Period ended September 30, 2003

Consolidated Statements of Cash Flows for each of the Three Years Ended September 30, 2005,
             September 30, 2004, June 30, 2003, and the Transition Period ended September 30, 2003

Notes to Consolidated Financial Statements
29 30 31 33 35 36 37

Supplementary information regarding “Quarterly Financial Data (Unaudited)” is set forth under Item 8 in Note 18 to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders ofThe
Fairchild Corporation:

We have audited the accompanying consolidated balance sheets of The Fairchild Corporation and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity and cash flows for the years ended September 30, 2005 and 2004, the three-month period ended September 30, 2003, and the year ended June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for the years ended September 30, 2005 and 2004, the three-month period ended September 30, 2003 and the year ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Fairchild Corporation’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 29, 2005 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
December 29, 2005

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	September 30, 2005	September 30, 2004

CURRENT ASSETS:
Cash and cash equivalents	$12,582	$12,849
Short-term investments	15,698	16,595
Accounts receivable-trade, less allowances of $2,767 and $2,878	18,535	27,340
Inventories - finished goods	90,856	95,312
Current assets of discontinued operations	—	4,389
Prepaid expenses and other current assets	8,857	8,426

Total Current Assets	146,528	164,911

Property, plant and equipment, net of accumulated
depreciation of $34,024 and $24,796	132,929	144,510
Noncurrent assets of discontinued operations	—	1,106
Goodwill and intangible assets	42,665	44,298
Investments and advances, affiliated companies	3,786	4,441
Prepaid pension assets	31,239	29,398
Deferred loan costs	2,672	3,748
Long-term investments	69,887	79,959
Notes receivable	6,787	9,355
Other assets	10,567	15,083

TOTAL ASSETS	$447,060	$496,809

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2005	September 30, 2004

CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$21,571	$22,864
Accounts payable	23,027	26,873
Accrued liabilities:
Salaries, wages and commissions	10,187	12,235
Insurance	7,335	10,410
Interest	617	985
Other accrued liabilities	18,647	18,569
Income taxes	1,031	173
Current liabilities of discontinued operations	—	1,529

Total Current Liabilities	82,415	93,638

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	101,303	115,354
Fair value of interest rate contract	5,146	11,088
Other long-term liabilities	27,483	25,445
Pension liabilities	51,099	43,028
Retiree health care liabilities	27,459	27,369
Noncurrent income taxes	42,238	41,473

TOTAL LIABILITIES	337,143	357,395

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,480 (30,387 in Sept. 2004) shares issued and 22,605 (22,573 in
Sept. 2004); shares outstanding; entitled to one vote per share	3,047	3,038
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 (2,621 in Sept. 2004) shares issued and outstanding; entitled
to ten votes per share	262	262
Paid-in capital	232,457	232,766
Treasury stock, at cost, 7,875 (7,814 in Sept. 2004) shares
of Class A common stock	(76,352)	(76,459)
Retained earnings	20,206	41,490
Notes due from stockholders	(109)	(1,061)
Cumulative other comprehensive loss	(69,594)	(60,622)

TOTAL STOCKHOLDERS' EQUITY	109,917	139,414

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$447,060	$496,809

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended		3 Month Transition Period Ended	Year Ended

	9/30/05	9/30/04	9/30/03	6/30/03

REVENUE:
Net sales	$341,587	$318,132	$14,857	$59,633
Rental revenue	10,830	9,886	2,304	8,699

	352,417	328,018	17,161	68,332
COSTS AND EXPENSES:
Cost of goods sold	211,582	196,409	11,183	44,317
Cost of rental revenue	6,895	6,727	1,387	5,665
Selling, general & administrative	157,499	138,505	9,606	66,014
Pension and postretirement	6,445	6,626	637	3,689
Other (income) expense, net	(5,909)	(9,529)	(67)	(9,149)
Amortization of intangibles	560	537	—	—
Impairment charges	2,895	1,206	—	6,726
Restructuring charges	—	563	—	—

	379,967	341,044	22,746	117,262

OPERATING LOSS	(27,550)	(13,026)	(5,585)	(48,930)

Interest expense	(16,720)	(15,440)	(611)	(34,176)
Interest income	1,762	1,825	1,297	9,969

Net interest income (expense)	(14,958)	(13,615)	686	(24,207)
Investment income (loss)	6,009	3,733	24	(977)
Fair market value increase (decrease) in interest rate
contract	5,942	4,924	2,650	(7,673)

Loss from continuing operations before income taxes	(30,557)	(17,984)	(2,225)	(81,787)
Income tax (provision) benefit	(2,384)	10,761	(9)	(446)
Equity in earnings (loss) of affiliates, net	(156)	(439)	199	(1,066)
Minority interest, net	—	—	36	39

Loss from continuing operations	(33,097)	(7,662)	(1,999)	(83,260)
Earnings (loss) from discontinued operations, net	(3,183)	(11,934)	(836)	189
Gain on disposal of discontinued operations, net	13,575	9,521	—	29,784
Income tax benefit from discontinued operations	1,421	13,436	—	95

NET EARNINGS (LOSS)	$(21,284)	$3,361	$(2,835)	$(53,192)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,393)	$529	$(10)	$19,580
Minimum pension liability	(7,457)	(1,811)	—	(60,806)
Unrealized holding changes on derivatives	114	105	25	(126)
Unrealized periodic holding changes on available-for-sale
securities	(236)	1,242	516	1,796

Other comprehensive income (loss)	(8,972)	65	531	(39,556)

COMPREHENSIVE INCOME (LOSS)	$(30,256)	$3,426	$(2,304)	$(92,748)

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended		3 Month Transition Period Ended	Year Ended

	9/30/05	9/30/04	9/30/03	6/30/03

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(1.31)	$(0.30)	$(0.08)	$(3.31)
Earnings (loss) from discontinued operations, net	(0.13)	(0.48)	(0.03)	0.01
Gain on disposal of discontinued operations, net	0.54	0.38	—	1.19
Income tax benefit from discontinued operations	0.06	0.53	—	—

NET EARNINGS (LOSS)	$(0.84)	$0.13	$(0.11)	$(2.11)

Weighted average shares outstanding:
Basic	25,224	25,192	25,184	25,170
Diluted	25,224	25,192	25,184	25,170

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	ClassA Common Stock	ClassB Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Notes Due From Stockholders	Cumulative Other Comprehensive Loss (a)	Total

Balance, July 1, 2002	$3,035	$262	$232,797	$(76,532)	$94,156	$(1,831)	$(21,662)	$230,225
Net loss	—	—	—	—	(53,192)	—	—	(53,192)
Cumulative translation adjustment	—	—	—	—	—	—	19,580	19,580
Proceeds received from stock options exercised	—	—	19	—	—	—	—	19
Issuance of deferred compensation units	2	—	(75)	73	—	—	—	—
Proceeds from stockholders loan repayments	—	—	—	—	—	323	—	323
Net change in fair market value of cash flow hedges	—	—	—	—	—	—	(126)	(126)
Excess of additional pension liability over unrecognized prior service cost	—	—	—	—	—	—	(60,806)	(60,806)
Net unrealized holding changes on
Available-for-sale securities	—	—	—	—	—	—	1,796	1,796

Balance, June 30, 2003	3,037	262	232,741	(76,459)	40,964	(1,508)	(61,218)	137,819
Net loss	—	—	—	—	(2,835)	—	—	(2,835)
Cumulative translation adjustment	—	—	—	—	—	—	(10)	(10)
Change in fair market value of cash flow hedges	—	—	—	—	—	—	25	25
Net unrealized holding changes on
available-for-sale securities	—	—	—	—	—	—	516	516

Balance, September 30, 2003	3,037	262	232,741	(76,459)	38,129	(1,508)	(60,687)	135,515
Net earnings	—	—	—	—	3,361	—	—	3,361
Cumulative translation adjustment	—	—	—	—	—	—	529	529
Proceeds received from stock options exercised	1	—	25	—	—	—	—	26
Proceeds from stockholders loan repayments	—	—	—	—	—	447	—	447
Change in fair market value of cash flow hedges	—	—	—	—	—	—	105	105
Excess of additional pension liability over unrecognized prior service cost	—	—	—	—	—	—	(1,811)	(1,811)
Net unrealized holding changes on
available-for-sale securities	—	—	—	—	—	—	1,242	1,242

Balance, September 30, 2004	3,038	262	232,766	(76,459)	41,490	(1,061)	(60,622)	139,414
Net loss	—	—	—	—	(21,284)	—	—	(21,284)
Cumulative translation adjustment	—	—	—	—	—	—	(1,393)	(1,393)
Proceeds received from deferred
compensation units exercised	9	—	(309)	300	—	—	—	—
Purchase of treasury shares	—	—	—	(193)	—	—	—	(193)
Proceeds from stockholders loan repayments	—	—	—	—	—	952	—	952
Change in fair market value of cash flow hedges	—	—	—	—	—	—	114	114
Excess of additional pension liability over unrecognized prior service cost	—	—	—	—	—	—	(7,457)	(7,457)
Net unrealized holding changes on
available-for-sale securities	—	—	—	—	—	—	(236)	(236)

Balance, September 30, 2005	$3,047	$262	$232,457	$(76,352)	$20,206	$(109)	$(69,594)	$109,917

(a)	– At September 30, 2005, cumulative other comprehensive loss was comprised of a $70,074 excess of additional pension liability over unrecognized prior service cost, $970 of unrecognized losses from foreign currency translation adjustments, $1,748 of unrealized holding gains on available-for-sale securities, and $298 of the remaining unamortized expense of the transitional fair market value of the interest rate contract. At September 30, 2004, cumulative other comprehensive loss was comprised of a $62,617 excess of additional pension liability over unrecognized prior service cost, $423 of gains unrecognized from foreign currency translation adjustments, $1,984 of unrealized holding gains on available-for-sale securities, and $412 of the remaining unamortized expense of the transitional fair market value of the interest rate contract.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended		3 Month Transition Period Ended	Year Ended

	9/30/05	9/30/04	9/30/03	6/30/03

Cash flows from operating activities:
Net earnings (loss)	$(21,284)	$3,361	$(2,835)	$(53,192)
Depreciation and amortization	11,025	8,045	1,026	4,049
Deferred loan fee amortization	1,410	851	—	11,016
Loss from impairments	2,895	1,206	—	6,726
Gain on sale of property, plant, and equipment, net	(645)	(39)	(163)	(764)
Equity in earnings (loss) of affiliates, net of distributions	156	494	(199)	1,066
Paid-in kind interest income	—	—	—	(7,536)
Unrealized holding (gain) loss on interest rate contract	(5,942)	(4,924)	(2,650)	7,673
Realized (gain) loss from sale and impairment of investments	(7,022)	(4,263)	—	1,214
Change in trading securities	8,097	32,518	2,674	(47,377)
Change in accounts receivable	10,182	(16,822)	4,024	(5,215)
Change in inventories	4,456	(16,520)	511	(4,795)
Change in prepaid expenses and other current assets	(431)	(3,114)	(522)	(1,376)
Change in other non-current assets	7,648	(3,804)	(567)	(636)
Change in accounts payable, accrued liabilities and other long-term
liabilities	(10,265)	(16,167)	(9,343)	19,356
Non-cash charges and working capital changes of discontinued operations	(14,239)	3,619	1,073	(52,730)

Net cash used for operating activities	(13,959)	(15,559)	(6,971)	(122,521)

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,070)	(13,210)	(1,133)	(9,761)
Proceeds from sale of plant, property and equipment	10,502	4,264	—	—
Change in available-for-sale investment securities, net	9,532	(18,585)	3,696	(54,637)
Equity investment in affiliates	499	—	—	(80)
Acquisitions, net of cash acquired	—	(72,982)	(1,767)	—
Net proceeds received from the sale of discontinued operations	18,500	5,736	—	657,050
Changes in net assets held for sale	—	—	(113)	2,456
Changes in notes receivable	963	97	(596)	13,405
Investing activities of discontinued operations	(225)	(146)	(59)	(2,917)

Net cash provided by (used for) investing activities	27,701	(94,826)	28	605,516

Cash flows from financing activities:
Proceeds from issuance of debt	29,894	226,494	1,800	58,542
Debt repayments	(44,013)	(103,907)	(45)	(542,228)
Issuance of Class A common stock	—	26	—	19
Purchase of treasury stock	(193)	—	—	—
Payment of financing fees	(377)	(3,553)	—	(1,164)
Proceeds from stockholder loan repayments	952	447	—	323
Financing activities of discontinued operations	(70)	(2,885)	(232)	(1,334)

Net cash provided by (used for) financing activities	(13,807)	116,622	1,523	(485,842)
Effect of exchange rate changes on cash	(202)	11	4	54

Net change in cash and cash equivalents	(267)	6,248	(5,416)	(2,793)
Cash and cash equivalents, beginning of the period	12,849	6,601	12,017	14,810

Cash and cash equivalents, end of the period	$12,582	$12,849	$6,601	$12,017

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        General: All references in the notes to the consolidated financial statements to the terms “we,” “our,” “us,” the “Company” and “Fairchild” refer to The Fairchild Corporation and its subsidiaries.

        Corporate Structure: The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. We have 100% ownership interests, directly and indirectly, in Fairchild Holding Corp. and Banner Aerospace Holding Company I, Inc. Fairchild Holding Corp. is the owner, directly and indirectly, of Republic Thunderbolt, LLC and effective November 1, 2003 and January 2, 2004, acquired ownership interests in Hein Gericke, PoloExpress, and Intersport Fashions West. Our principal operations are conducted through these entities. Our consolidated financial statements present the results of our former fastener business, and Fairchild Aerostructures and APS, as discontinued operations.

        Nature of Business Operations: Our business consists of three segments: sports & leisure, aerospace, and real estate operations. Our sports & leisure segment is engaged in the design and retail sale of protective clothing, helmets and technical accessories for motorcyclists in Europe and the design and distribution of such apparel and helmets in the United States. Our aerospace segment stocks a wide variety of aircraft parts and distributes them to commercial airlines, and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies worldwide. Our real estate operations segment owns and leases a shopping center located in Farmingdale, New York, and owns and rents two improved parcels located in Southern California.

        Fiscal Year: Our fiscal year ends September 30. On December 24, 2003, we announced that we elected to change our fiscal year end from June 30th to September 30th. All references to “fiscal” in connection with “2005” and “2004” or a future year shall mean the 12 months ended September 30th. All references herein to “2003” mean the fiscal year ended June 30, 2003, respectively. We are also reporting our results for the three month transition period ended September 30, 2003.

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

        Concentration of Credit Risk: Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, cash equivalents and trade receivables. We sell approximately 24% of our products throughout the world to a large number of customers, primarily in the aerospace industry. To reduce credit risk, we perform ongoing credit evaluations of our customers’ financial condition. Generally, we do not require collateral. We invest available cash in money market securities of financial institutions with high credit ratings and United States treasury securities. We also invest restricted funds in longer term opportunities which, while speculative, we believe will result in better rates of return. Investment portfolios are subject to fluctuations in market value.

        Cash Equivalents/Statements of Cash Flows: For purposes of the Statements of Cash Flows, we consider all highly liquid investments with original maturity dates of three months or less as cash equivalents. Cash is invested in short-term treasury bills and certificates of deposit. Total net cash disbursements (receipts) made by us for income taxes and interest expense were as follows:

	Years Ended		3 Month Transition Period Ended	Year Ended

	9/30/05	9/30/04	9/30/03	6/30/03

Interest	$15,349	$14,809	$2,234	$28,759
Income taxes	520	263	2,611	823

        Restricted Cash and Investments: On September 30, 2005 and September 30, 2004, we had restricted investments of $64,619 and $75,033, respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract, environmental matters, and escrow arrangements. The restricted funds are invested in money market funds, equity securities, U.S. government securities, or high investment grade corporate bonds. Restricted cash and investments are classified as short-term and long-term investments on September 30, 2005 and September 30, 2004.

        Investments: Management determines the appropriate classification of our investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in investment income. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders’ equity, except to the extent that unrealized losses are deemed to be other than temporary, in which case such unrealized losses are reflected in earnings. Investments in equity securities and limited partnerships that do not have readily determinable fair values are stated at cost and are categorized as other investments. Realized gains and losses are determined using the specific identification method based on the trade date of a transaction. Interest on government and corporate obligations are accrued at the balance sheet date. Investments in companies in which ownership interests range from 20 to 50 percent are accounted for using the equity method.

        Accounts Receivable: Accounts receivable is stated at the amount we expect to collect. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. Account balances are charged against the allowance after collection efforts have been exhausted and the potential recovery is considered remote. It is reasonably possible that our estimate of allowance for doubtful accounts will change in the future. Changes in the allowance for doubtful accounts are as follows:

	Years Ended		3 Month Transition Period Ended	Year Ended

	9/30/05	9/30/04	9/30/03	6/30/03

Beginning balance	$2,878	$1,229	$1,350	$2,527
From acquired companies	—	1,983	—	—
Charges to cost and expenses	614	143	57	(61)
Charges to other accounts (a)	(183)	161	—	1
Amounts written off	(542)	(638)	(178)	(1,117)

Ending balance	$2,767	$2,878	$1,229	$1,350

    (a)        Represent recoveries of amounts written off in prior periods and foreign currency translation adjustments.

        Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excess quantities, and other factors in evaluating net realizable value.

        Properties and Depreciation: The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Our machinery and equipment is depreciated over a 5 to 10 year range. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated depreciation methods for Federal income tax purposes. We own and operate a shopping center located in Farmingdale, New York, which is recorded at cost and includes financing costs, interest costs, and real estate taxes incurred during the original construction period. Ordinary repairs and maintenance are expensed as incurred and major replacements and improvements are capitalized. Building and improvements are depreciated on a straight-line basis over an estimated useful life of 30 years. Tenant improvements and costs incurred to prepare tenant space for occupancy are depreciated on a straight-line basis over the terms of the respective leases or the assets’ remaining useful lives, whichever is shorter. Depreciation expense was $10,465 in 2005, $7,508 in 2004, $1,026 for the three month transition period ended September 30, 2003, and $4,049 in 2003. Property, plant and equipment consisted of the following:

	Sept. 30, 2005	Sept. 30, 2004

Land	$43,672	$53,652
Building and improvements	80,580	79,359
Machinery and equipment	13,442	8,920
Transportation vehicles	19,237	15,523
Furniture and fixtures	6,471	5,180
Construction in progress	3,551	6,672

Property, plant and equipment, at cost	166,953	169,306
Less: Accumulated depreciation	34,024	24,796

Net property, plant and equipment	$132,929	$144,510

        Leases: We recognize rental income and rental expense based on a straight-line basis over the minimum contractual lease term. Lease incentives, if any, including free rent are also recognized on a straight line basis.

        Amortization of Goodwill and Intangible Assets: Goodwill and intangible assets deemed to have an indefinite life are tested for impairment annually, or immediately if conditions indicate that such an impairment could exist. We allocated to intangible assets $34.0 million of our purchase price associated with our fiscal 2004 acquisition of Hein Gericke, PoloExpress and Intersport Fashions West. Approximately $31.3 million of the intangible assets we acquired were determined to have indefinite lives. In 2005 and 2004, we recognized $560 and $537, respectively, of amortization expense for intangible assets with definite lives. Annual amortization expense will be approximately $560 in each of the next four years. In fiscal 2003, we recognized an impairment charge of $6,617 to goodwill at one of our business unit’s within our aerospace segment. (See Note 3).

        Deferred Loan Costs: Costs incurred in connection with the issuance of debentures and credit facilities are deferred and amortized, using the effective interest method over the term of the agreements. Amortization expense of these loan costs was $1,410 in 2005, $851 in 2004, $0 in the three month transition period ended September 30, 2003, and $11,016 in 2003. In connection with proceeds from the December 2002 sale of the fastener business, we repaid our bank credit agreement in the United States, all of the outstanding $225 million senior subordinated notes, and our $30,750 term loan agreement on our shopping center. The remaining $9,903 of deferred loan fees associated with the bank credit agreement and senior subordinated notes were expensed as interest expense during 2003.

        Valuation of Long-Lived Assets: We review our long-lived assets for impairment, including property, plant and equipment, and identifiable intangibles with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows will be greater than the carrying amount of our assets. Impairment is measured based on the difference between the carrying amount of our assets and their estimated fair value. Impairment charges of $2.9 million, $1.2 million, and $6.7 million, were recorded in 2005, 2004, and 2003, respectively. A decision in the fourth quarter of 2005 by us to no longer provide funds to the landfill development partnership caused impairment recognition of $2.9 million in fiscal 2005. The 2004 impairment charges included $1.2 million to write down the long-lived assets of a limited partnership interest which we are required to consolidate in accordance with FASB Interpretation 46R. The 2003 impairment included the $6.6 million write down of goodwill at our aerospace segment and the $0.1 million write down of intangible assets of a start-up company in our corporate and other segment.

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

        Other Obligations: We have $27.5 million classified as other long-term liabilities at September 30, 2005, including $13.8 million due to purchase the remaining 7.5% interest in PoloExpress in April 2008. The remaining $13.7 million of other long-term liabilities include environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

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

        Advertising Expense: We expense the production costs of advertising the first time the advertising takes place, except for direct response advertising. Direct response advertising consists primarily of catalog book production, printing, and postage costs, which is capitalized and amortized over its expected period of future benefits, not to exceed the remainder of the fiscal year when it is incurred. Advertising expense was $16,621 for 2005, $15,981 for 2004, $54 for the three month transition period ended September 30, 2003, and $182 for 2003.

        Research and Development: Company-sponsored research and development expenditures are expensed as incurred and were insignificant in 2005, 2004, the three month transition period ended September 30, 2003, and 2003.

        Stock-Based Compensation: As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, we use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, for our stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees in 2005, 2004, the three month transition period ended September 30, 2003, or 2003. If stock options granted in 2005, 2004, the three month transition period ended September 30, 2003, and 2003 were accounted for based on their fair value as determined under SFAS 123, pro forma results would be as follows:

	Years Ended		3 Month Transition Period Ended	Year Ended

	9/30/05	9/30/04	9/30/03	6/30/03

Net earnings (loss), as reported	$(21,284)	$3,361	$(2,835)	$(53,192)
Total stock-based employee compensation expense
determined under the fair value based method for all
awards, net of tax	(150)	(334)	(75)	(547)

Pro forma	$(21,434)	$3,027	$(2,910)	$(53,739)

Basic and diluted earnings (loss) per share:
As reported	$(0.84)	$0.13	$(0.11)	$(2.11)
Pro forma	(0.85)	0.12	(0.12)	(2.14)

        The weighted average grant date fair value of options granted during 2005, 2004, and 2003 was $1.42, $3.12, and $3.07, respectively. Options were not granted in the three month transition period ended September 30, 2003. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following significant assumptions were made in estimating fair value:

	2005	2004	2003

Risk-free interest rate	3.6%-4.2%	3.4%	3.0%-3.3%
Expected life in years	4.94	4.92	4.95
Expected volatility	61%-63%	72%	72
Expected dividends	None	None	None

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

        Discontinued Operations: In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for our fiscal year beginning on July 1, 2002. Accordingly, we have accounted for the sale of the fastener business, Fairchild Aerostructures and APS as discontinued operations. (See Note 21).

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

        Reclassifications: Certain amounts in our prior years’ consolidated financial statements have been reclassified to conform to the 2005 presentation.

        Recently Issued Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Statement 123R amends certain aspects of Statement 123 and now requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be required to be recognized over the period during which an employee is required to provide service in exchange for the award, (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Statement 123R provides some flexibility in allowing entities to determine the valuation model to use in calculating fair value, and whether to implement Statement 123R on a prospective basis, a modified prospective basis or retroactively. The statement becomes effective for us at the beginning of our next fiscal year. We are currently evaluating the effects of Statement 123R. Such effect is not likely to be materially different from amounts we have previously disclosed in our filings since adopting Statement 123.

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

        In June 2005, The Financial Accounting Standards Board has published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principle unless it is impracticable. The Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, although it carries forward some of their provisions. The FASB believes that the Statement’s requirements will enhance the consistency of financial information between periods and is the result of the FASB’s efforts to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate any impact from adopting this new standard.

2. ACQUISITIONS

        On November 1, 2003, we acquired for $45.5 million (€39.0 million) substantially all of the worldwide business of Hein Gericke and the capital stock of Intersport Fashions West (IFW) from the Administrator for Eurobike AG in Germany. Also on November 1, 2003, we acquired for $23.4 million (€20.0 million) from the Administrator for Eurobike AG and from two subsidiaries of Eurobike AG all of their respective ownership interests in PoloExpress and receivables owed to them by PoloExpress. We used available cash from investments that were sold to pay the Administrator $14.8 million (€12.5 million) on November 1, 2003, and borrowed $54.1 million (€46.5 million) from the Administrator at a rate of 8%, per annum. On May 5, 2004 we received financing from two German banks and paid the note due to the Administrator. The aggregate purchase price for these acquisitions was approximately $68.9 million (€59.0 million), including $15.0 million (€12.9 million) of cash acquired.

        On January 2, 2004, we acquired for $18.8 million (€15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser retained a 7.5% ownership interest in PoloExpress, but Fairchild has the right to call this interest at any time from March 2007 to October 2008, for a fixed purchase price of €12.3 million ($14.8 million at September 30, 2005). Mr. Esser has the right to put such interest to us at any time during April of 2008 for €12.0 million ($14.5 million at September 30, 2005). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (€15.0 million) and provided collateral of $15.0 million (€12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The transaction includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for two years. We also signed an employment agreement with Mr. Esser through December 31, 2008. Through September 30, 2005, in addition to his base salary, Mr. Esser received a profit distribution of approximately €0.6 million, which reduces, on a Euro for Euro basis, the call or put option price we must pay for his interest. As of September 30, 2005, the €11.4 million ($13.8 million) collateralized obligation for the put option, net of distributions, was included in other long-term liabilities. The €11.4 million ($13.8 million) restricted cash is invested in a capital protected investment and money market funds, and is included in long-term investments.

        The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $34.0 million. The excess of the purchase price over net tangible assets was all allocated to identifiable intangible assets, including brand names “Hein Gericke” and “Polo”, and reflected in goodwill and intangible assets in the consolidated financial statements as of September 30, 2005. Since their acquisition on November 1, 2003, we have consolidated the results of Hein Gericke, PoloExpress and IFW into our financial statements.

        Hein Gericke, PoloExpress and IFW are included in our segment known as sports & leisure. Our sports & leisure segment is a highly seasonal business, with an historic trend for higher volumes of sales and profits during March through September, when the weather in Europe is more favorable for individuals to use their motorcycles than during October to February. We acquired these companies because we believe they have potential upside, and may provide a platform for other entrees into related leisure businesses. The acquired companies are European leaders of this industry, and opportunities for expansion are significant in Europe and the United States. At September 30, 2005, Hein Gericke operated 145 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom and PoloExpress operated 87 retail shops in Germany and one shop in Switzerland. IFW, located in Tustin, California, is a designer and distributor of motorcycle accessories, protective and other apparel, and helmets, under several labels, including Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. IFW also distributes in the United States, products manufactured by or for other companies, under their own label. The acquisition has lessened our dependence on the aerospace industry.

3.   GOODWILL AND INTANGIBLE ASSETS

        Intangible assets with finite lives are amortized over their estimated useful lives. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, goodwill is tested for impairment annually, or immediately if conditions indicate that such impairment could exist. We have selected the first day of our fourth quarter (July 1) as our annual impairment test date. The determination of impairment is a two-step process. The first step compares the carrying value of a reporting unit to the fair value of a reporting unit with goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of goodwill impairment. The second step allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill and any shortfall represents the amount of goodwill impairment. The fair market value of a reporting unit is determined by considering the market prices of comparable businesses and the present value of cash flow projections. In fiscal 2003, we recognized an impairment charge of $6.6 million to goodwill at one business unit within our aerospace segment.

        The changes in the carrying amount of goodwill and intangible assets are as follows:

	Sports and Leisure Segment	Aerospace Segment	Discontinued Operations	Total

Total goodwill as of July 1, 2002	$—	$17,438	$257,111	$274,549
Goodwill impairment	—	(6,617)	—	(6,617)
Sale of discontinued operations	—	—	(257,111)	(257,111)

Goodwill on June 30, 2003 and September 30, 2003	—	10,821	—	10,821
Intangible assets from acquisitions	34,014	—	—	34,014
Amortization expense on intangible assets	(537)	—	—	(537)

Goodwill and intangible assets at September 30, 2004	33,477	10,821	$—	44,298
Amortization expense on intangible assets	(560)	—	—	(560)
Foreign currency translation adjustment	(1,073)	—	—	(1,073)

Goodwill and intangible assets at September 30, 2005	$31,844	$10,821	$—	$42,665

4.     CASH EQUIVALENTS AND INVESTMENTS

        Cash equivalents and investments at September 30, 2005 consist primarily of investments in United States government securities, investment grade corporate bonds, and equity securities which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other short-term investments and long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:

	September 30, 2005		September 30, 2004

	Aggregate		Aggregate

	Fair Value	Cost Basis	Fair Value	Cost Basis

Cash and cash equivalents:
U.S. government securities	$16	$16	$3,905	$3,905
Money market and other cash funds	12,566	12,566	8,944	8,944

Total cash and cash equivalents	12,582	12,582	$12,849	$12,849

Short-term investments:
Money market funds - restricted	$4,965	$4,965	$4,227	$4,227
U.S. government securities - restricted	—	—	1,947	1,947
Trading securities - corporate bonds	—	—	6,978	6,978
Trading securities - equity securities	10,733	10,733	3,443	3,607

Total short-term investments	$15,698	$15,698	$16,595	$16,759

Long-term investments:
U.S. government securities - restricted	$9,547	$9,547	$23,866	$23,868
Money market funds - restricted	10,672	10,672	4,462	4,462
Corporate bonds - restricted	23,741	24,319	24,331	24,680
Equity securities - restricted	15,694	15,065	16,200	15,065
Available-for-sale equity securities	5,309	3,612	5,160	4,168
Other investments, at cost	4,924	4,924	5,940	5,940

Total long-term investments	$69,887	$68,139	$79,959	$78,183

Total cash equivalents and investments	$98,167	$96,419	$109,403	$107,791

        On September 30, 2005 and September 30, 2004, we had restricted investments of $64,619 and $75,033, respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract, the Esser put option, environmental matters, and escrow arrangements. On September 30, 2005, cash of $9,070 is held by our European subsidiaries which have debt agreements that place restrictions on the amount of cash that may be transferred outside the borrowing companies. For additional information on Debt see Note 6.

        On September 30, 2005, we had gross unrealized holding gains from available-for-sale securities of $2,445 and gross unrealized losses from available-for-sale securities of $697. On September 30, 2004, we had gross unrealized holding gains from available-for-sale securities of $2,128 and gross unrealized losses from available-for-sale securities of $352. We use the specific identification method to determine the gross realized gains (losses) from sales of available-for-sale securities. Investment income (loss) is summarized as follows:

	Years Ended		3 Month Transition Period Ended	Year Ended

	9/30/05	9/30/04	9/30/03	6/30/03

Gross realized gain from sales of available-for-sale securities	$248	$277	$—	$633
Change in unrealized holding gain (loss) from trading securities	746	(479)	19	516
Gross realized loss from impairments	(825)	—	—	(2,395)
Dividend income	5,840	3,935	5	269

	$6,009	$3,733	$24	$(977)

5.     INVESTMENTS AND ADVANCES, AFFILIATED COMPANIES

        Our carrying value of investments and advances, affiliated companies is summarized as follows:

	Sept. 30, 2005	Sept. 30, 2004

Voyager Kibris	$3,780	$4,348
Others	6	93

	$3,786	$4,441

        In June 2003, we acquired a 30% interest in Voyager Kibris, Ltd, which owns and operates a hotel and casino located in Northern Cyprus. Our share of equity in earnings (loss), net of tax, of unconsolidated affiliates was $(156) for 2005; $(439) for 2004; $199 for the three month transition period ended September 30, 2003; and $(1,066) for 2003. On September 30, 2005, approximately $303 of undistributed losses of 50 percent or less currently owned affiliates accounted for using the equity method were included in our $20,206 consolidated retained earnings.

6.     NOTES PAYABLE AND LONG-TERM DEBT

        At September 30, 2005 and September 30, 2004, notes payable and long-term debt consisted of the following:

	Sept 30, 2005	Sept 30, 2004

Revolving credit facilities - Fairchild Sports	$8,917	$9,785
Current maturities of long-term debt	12,654	13,079

Total notes payable and current maturities of long-term debt	21,571	22,864

Term loan agreement - Shopping center	53,981	54,600
Term loan agreement - Fairchild Sports	25,301	34,403
Promissory note - Real Estate	13,000	13,000
CIT revolving credit facility - Aerospace	8,164	12,252
GMAC credit facility - Fairchild Sports	3,650	3,941
Capital lease obligations	4,597	3,378
Other notes payable, collateralized by assets	5,264	6,859
Less: current maturities of long-term debt	(12,654)	(13,079)

Net long-term debt	101,303	115,354

Total debt	$122,874	$138,218

Credit Facilities at Fairchild Sports

        At September 30, 2005, our German subsidiary, Hein Gericke Deutschland GmbH and its German partnership, PoloExpress, had outstanding borrowings of $31.2 million due under its credit facilities with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt KGaA. The revolving credit facility provides a credit line of €10.0 million ($5.9 million outstanding, and $6.1 million available at September 30, 2005), at interest rates of 3.5% over the three-month Euribor (5.6% at September 30, 2005), and matures annually. Outstanding borrowings under the term loan facility have blended interest rates, with $20.2 million (€16.8 million) bearing interest at 1% over the three-month Euribor rate (3.1% at September 30, 2005), with an interest rate cap protection in which our interest expense would not exceed 6% on 50% of debt, and the remaining $5.1 million (€4.2 million) bearing interest at a fixed rate of 6%. The term loans mature on March 31, 2009, and are secured by the assets of Hein Gericke Deutschland GmbH and PoloExpress and specified guarantees provided by the German State of North Rhine-Westphalia.

        The loan agreements require Hein Gericke Deutschland and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke Deutschland to maintain equity of €44.5 million ($53.6 million at September 30, 2005), as defined in the loan contracts. No dividends may be paid by Hein Gericke Deutschland unless such covenants are met and dividends may be paid only up to its consolidated after tax profits. As of September 30, 2005, Hein Gericke borrowed approximately $8.4 million (€7.0 million) from our subsidiary, Fairchild Holding Corp., which is not subject to restriction against repayment. The loan agreements have certain restrictions on other forms of cash flow from Hein Gericke Deutschland. In addition, the loan covenants require Hein Gericke Deutschland and PoloExpress to maintain inventory and receivables in excess of €50.0 million, with at least €25.0 million at Hein Gericke Deutschland. At December 31, 2004, inventory and accounts receivable at Hein Gericke Deutschland and PoloExpress were €57.4 million, which exceeded by €7.4 million the covenant requirement. The inventory and accounts receivables at Hein Gericke Deutschland were €22.1 million, which was €2.9 million below the covenant requirement at Hein Gericke Deutschland. Our lenders granted a waiver on this matter. Also, an amendment dated April 27, 2005 was signed by all parties to the loan agreement modifying the covenant through December 2005. In December 2005, a further amendment of this covenant, extending the terms through the life of the loan agreement, was executed by all parties. At September 30, 2005, we were in compliance with the loan covenants.

        At September 30, 2005, our subsidiary, Hein Gericke UK Ltd had outstanding borrowings of $3.6 million (£2.1 million) on its £5.0 million ($8.8 million) credit facility with GMAC. The loan bears interest at 2.25%, per annum, above the base rate of Lloyds TSB Bank Plc and matures on April 30, 2007. We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK Ltd and an investment with a fair market value of $4.2 million at September 30, 2005.

        On January 21, 2005, our subsidiary, PoloExpress, finalized a €7.0 million ($8.4 million) seasonal loan agreement with Bayerische Hypo- und Vereinsbank AG at interest based upon the three-month average Euribor rate plus a 3.6% margin. The loan, for the purpose of financing purchases of inventory for the 2005 season, was repaid during the quarter ended June 30, 2005. (See Note 22).

        Under an $8.0 million line of credit agreement with City National Bank that expires on June 30, 2006, our subsidiary, IFW may borrow up to $3.0 million for working capital needs and the remainder for letters of credit. Letters of credit which mature may be converted to a banker’s acceptance with a maturity date of up to 90 days. Interest is payable monthly at the bank’s prime interest rate. The interest rate at September 30, 2005 was 6.75%. At September 30, 2005, $2.5 million and $0.5 million were outstanding under this facility in the form of banker’s acceptance notes and for working capital requirements, respectively. The line of credit is collateralized by substantially all assets of IFW, is guaranteed by us, and contains financial covenants. The most restrictive covenants include maintaining a tangible net worth plus subordinated debt of not less than $5.5 million and a ratio of total senior liabilities to tangible net worth plus subordinated debt of not more than 2-to-1. The Company was in compliance with these covenants as of September 30, 2005.

Term Loan Agreement - Shopping Center

        At September 30, 2005, our subsidiary, Republic Thunderbolt, LLC, has outstanding borrowings of $54.0 million on a non-recourse 10-year term loan financing of our Airport Plaza shopping center in Farmingdale, New York. The interest rate is fixed at 6.2% for the term of the loan and the loan matures in January 2014. The loan requires the maintenance of a lock-box arrangement, whereby rental revenues are deposited and funds are automatically withdrawn to satisfy the monthly loan payments. After the monthly loan payments are made, the remaining funds are then disbursed to us. The loan does not have a subjective acceleration clause. In addition, the loan may not be prepaid until three months before its maturity, however, the loan may be assumed by other parties, or after June 2006, defeased. The loan is secured by the assets of our shopping center. On September 30, 2005, approximately $6.6 million of the loan proceeds were being invested in a long-term escrow account as collateral to fund certain contingent environmental matters. (See Note 22).

Credit Facility at Aerospace Segment

        At September 30, 2005, we have outstanding borrowings of $8.2 million on a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our aerospace segment and $1.3 million was available for future borrowings at September 30, 2005. Borrowings under the facility are collateralized by a security interest in the assets of our aerospace segment. The loan bears interest at 1.0% over prime (7.75% at September 30, 2005) and we pay a non-usage fee of 0.5%. The credit facility matures in January 2007.

Promissory Note - Real Estate

        At September 30, 2005, we have an outstanding loan of $13.0 million with Beal Bank, SSB. The loan is evidenced by a Promissory Note dated as of August 26, 2004, and is secured by a mortgage lien on the Company’s real estate in Huntington Beach CA, Fullerton CA and Wichita KS. Interest on the note is at the rate of one-year LIBOR (determined on an annual basis), plus 6% (10.26% at September 30, 2005), and is payable monthly. The loan matures on October 31, 2007, provided that the Company may extend the maturity date for one year, during which time the interest rate shall be one-year LIBOR plus 8%. The promissory note agreement contains a prepayment penalty of 5% if prepaid after September 2005, and before September 2006; and 3% if prepaid between September 2006 and October 30, 2007. On September 30, 2005, approximately $1.2 million of the loan proceeds were held in escrow to fund specific improvements to the mortgaged property.

Guarantees

        At September 30, 2005, we included $1.3 million as debt for guarantees assumed by us of retail shop partners indebtedness incurred for the purchase of store fittings in Germany. These guarantees were issued by our subsidiary in the sports & leisure segment. In addition, at September 30, 2005, approximately $4.7 million of bank loans received by retail shop partners in the sports & leisure segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us.

Letters of Credit

        We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee payment of our workers’ compensation liabilities. At September 30, 2005, we had contingent liabilities of $1,961, on commitments related to outstanding letters of credit which were secured by restricted cash collateral. At September 30, 2004, we had contingent liabilities of $2,275, on commitments related to outstanding letters of credit which were secured by restricted cash collateral.

Debt Maturity Information

        The annual maturity of our bank notes payable and long-term debt obligations (exclusive of capital lease obligations) for each of the five years following September 30, 2005, are as follows: $19,238 for 2006; $21,258 for 2007; $8,631 for 2008; $17,124 for 2009; and $1,836 for 2010.

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

        In fiscal 2005, we have recognized $5.9 million of non-cash income as a result of the reduction in the fair market value for our interest rate swap liability from $11.1 million, at September 30, 2004, to $5.1 million at September 30, 2005.

        The fair market value adjustment of these agreements will fluctuate based on the implied forward interest rate curve for 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest hedge contract will increase and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest hedge contract will decrease, and we will record income.

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

        The table below provides information about our financial instruments which are sensitive to changes in interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

Expected maturity date	February 19, 2008	March 31, 2009
Type of interest rate contract	Variable to Fixed	Interest Rate Cap
Variable to fixed contract amount	$ 100,000	$15,414
Fixed LIBOR rate	6.745%	N/A
EURIBOR cap rate	N/A	6.0%
Average floor rate	N/A	N/A
Weighted average forward LIBOR rate	4.46%	3.03%
Market value of contract at September 30, 2005	$ (5,146)	$ 1
Market value of contract if interest rates increase by 1/8%	$ (4,846)	$ 1
Market value of contract if interest rates decrease by 1/8%	$ (5,446)	$ 1

8.     PENSIONS AND POSTRETIREMENT BENEFITS

Defined Benefit Plans

        The Company and its subsidiaries sponsor three qualified defined benefit pension plans, two supplemental executive retirement plans, and several other postretirement benefit plans. We use a September 30 measurement date for all of our plans. The following table sets forth the benefit obligation; fair value of plan assets; and the funded status of our plans:

	Pension Benefits		Postretirement Benefits

	9/30/05	9/30/04	9/30/05	9/30/04

Change in benefit obligation:
Benefit obligation at beginning of year	$201,522	$207,807	$51,302	$52,535
Service cost	534	2,074	42	83
Interest cost	11,529	11,685	2,901	2,961
Plan participants' contributions	—	—	1,001	919
Amendments	(4,307)	—	(15,575)	—
Actuarial (gain) loss	7,026	(1,423)	805	254
Settlements	(965)	—	—	—
Benefits paid	(16,898)	(18,621)	(5,617)	(5,450)

Benefit obligation at end of year	$198,441	$201,522	$34,859	$51,302

Change in plan assets:
Fair value of plan assets at beginning of year	$169,189	$176,137	$—	$—
Actual return on plan assets	10,468	9,655	—	—
Employer contribution	820	2,914	4,616	4,531
Plan participants' contributions	—	—	1,001	919
Expenses	(302)	(896)	—	—
Benefits paid	(16,893)	(18,621)	(5,617)	(5,450)

Fair value of plan assets at end of year	$163,282	$169,189	$—	$—

Funded status	$(35,159)	$(32,333)	$(34,859)	$(51,302)
Unrecognized net actuarial loss	85,373	81,320	21,703	22,204
Unrecognized prior service cost	1,699	2,341	(18,129)	(2,771)

Net amount recognized	$51,913	$51,328	$(31,285)	$(31,869)

        Information for amount recognized in our balance sheets and for pension plans with an accumulated benefit obligation in excess of plan assets at September 30, 2005 and September 30, 2004 are as follows:

	Pension Benefits		Postretirement Benefits

	9/30/05	9/30/04	9/30/05	9/30/04

Amounts recognized in our balance sheets:
Prepaid benefit cost	$31,239	$29,398	$—	$—
Accrued benefit cost	(51,099)	(43,028)	(31,285)	(31,869)
Intangible Assets	1,699	2,341	—	—
Accumulated other comprehensive loss	70,074	62,617	—	—

Net amount recognized	$51,913	$51,328	$(31,285)	$(31,869)

Pension plans with an accumulated benefit obligation in
excess of plan assets:
Projected benefit obligation	$153,568	$155,516
Accumulated benefit obligation	152,487	151,001
Fair value of plan assets	101,389	107,733

        The following are weighted-average assumptions used to determine benefit obligations at September 30, 2005 and September 30, 2004:

	Pension Benefits		Postretirement Benefits

	9/30/05	9/30/04	9/30/05	9/30/04

Discount rate	5.625%	6.0%	5.625%	6.0%
Rate of compensation increase	3.75%	3.75%	N/A	N/A

        At September 30, 2005, we reviewed the funded position of our qualified pension plans and recognized a $7.4 million increase in equity, as a result of the accumulated benefit obligation of the qualified pension plans exceeding the fair value of the plan assets by $51.1 million, as compared to $43.3 million at September 30, 2004. The accumulated benefit obligation for our defined benefit pension plans was $197.4 million and $197.0 million at September 30, 2005 and September 30, 2004, respectively.  These amounts may change in the future as the pension plan assets change in value and assumptions change. Should, in the future, our pension plan’s accumulated benefit obligations be less than the fair value of plan assets, the additional minimum pension liability and corresponding equity reduction will be adjusted.

        We recognize amortization of an unrecognized net gain or loss as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the minimum amortization is that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. For a plan in which all or almost all of plan participants are inactive, the average remaining life expectancy of the inactive participants is utilized instead of average remaining service. In fiscal 2005, the unrecognized net loss in excess of ten percent of the projected benefit obligation was amortized over a period of approximately seventeen years.

        The following are weighted-average assumptions used to determine net periodic pension cost for 2005 and 2004:

	Pension Benefits		Postretirement Benefits

	9/30/05	9/30/04	9/30/05	9/30/04

Discount rate	6.0%	6.0%	6.0%	6.0%
Expected long-term return on plan assets	8.5%	8.5%	N/A	N/A
Rate of compensation increase	3.75%	3.75%	N/A	N/A

        Our assumptions for expected long-term return on plan assets, are based on a periodic review and modeling of the plans’ asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data and economic/financial market theory. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. Our discount rate is determined based upon the annual change in the Moody’s AA bond rates, which we have historically used as our benchmark.

        For measurement purposes, a 10% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2006. The rate was assumed to decrease gradually to 5% for 2016 and remain at that level thereafter.

        The components of net periodic benefit cost are as follows for fiscal 2005, fiscal 2004, the three month transition period ended September 30, 2003, and fiscal 2003:

	Pension Benefits				Postretirement Benefits

	9/30/05	9/30/04	9/30/03	6/30/03	9/30/05	9/30/04	9/30/03	6/30/03

Service cost	534	2,074	251	3,563	$42	$83	$21	$33
Interest cost	11,529	11,685	3,091	14,905	2,901	2,961	739	3,395
Expected return on assets	(14,443)	(14,876)	(3,984)	(18,608)	—	—	—	—
Amortization of :
Transition obligation/(asset)	—	—	(5)	(5)	—	—	—	—
Prior service cost	314	409	102	409	(217)	(217)	(56)	(156)
Actuarial (gain)/loss	3,509	3,244	147	1,922	1,306	1,263	331	1,274

Net periodic pension cost	$1,443	$2,536	$(398)	$2,186	$4,032	$4,090	$1,035	$4,546

Curtailment charge (a)	970	—	—	8,305
Settlement charge (b)	750	—	—	17,478

Total net pension cost	$3,163	$2,536	$(398)	$27,969

(a)	The curtailment reflects the freezing of our SERP plan for the remaining active employee participants as of December 31, 2004.

(b)	As a result of the sale of Fairchild Aerostructures on June 24, 2005, we have settled the pension benefits for the Fairchild Aerostructures employees. Included in earnings (loss) from discontinued operations.

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

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1% point change in assumed healthcare cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease

Effect on total of service and interest cost components	$59	$(54)
Effect on postretirement benefit obligation	$396	$(354)

        Our pension plans weighted-average asset allocations at September 30, 2005 and September 30, 2004 by asset category are as follows:

	Plan Assets at September 30,

	2005	2004

Asset Category
Equity securities	16.0%	13.8%
Debt securities	78.0%	78.6%
Other	6.0%	7.6%

Total	100.0%	100.0%

        Our target asset allocation as of September 30, 2005, by asset category, is as follows:

Asset Category Equity securities Debt securities Real estate Other	10-30% 65-85% 0-20% 0-20%

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

        The investment policy is periodically reviewed by our management and a designated third-party fiduciary for investment matters. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.

        Equity securities include common stock of The Fairchild Corporation, in the amounts of $1,488 (0.9% of total plan assets) and $2,553 (1.5% of total plan assets) at September 30, 2005 and September 30, 2004, respectively.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits

2006	$21,167	$3,826
2007	16,050	3,497
2008	15,071	3,476
2009	14,987	3,416
2010	16,603	3,355
2011 - 2014	75,214	15,094

        Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. However, during the year ended June 30, 2003, we contributed $7.4 million of cash to fund our largest pension plan in advance of required contributions. Based upon our actuary’s current assumptions and projections, we do not expect additional cash contributions to the largest pension plan to be required until 2009. Current actuarial projections indicate contribution requirements of $1,180 in 2009, $1,970 in 2010 and a total of $11,420 in 2011 through 2015. We are required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in the United States. The Prescription Drug, Improvement and Modernization Act of 2003 introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Medicare Prescription Drug Improvement Act of 2003 is expected to result in improved financial results for employers, including us, that provide prescription drug benefits for their Medicare-eligible retirees. In October 2005, we amended our non-class action retiree medical plans to terminate the prescription drug coverage for Medicare eligible participants, effective January 1, 2006, and we have increased our retiree contributions from 35% to 50% for the retiree medical plan costs in 2006. The plan amendment has an estimated effect of reducing our postretirement liabilities by approximately $15.6 million. The reduction in liabilities will be recognized over 13 years and our postretirement benefit expense will be reduced by approximately $1.4 million in fiscal 2006 as a result of this plan amendment. We do not believe that retirees who participated in a 1991 class action settlement with us to determine their continuing rights, are affected by this decision, and accordingly, we have applied for the Medicare prescription subsidy. We have decided to not reflect potential benefits available to us from the Medicare Prescription Subsidy available for the class action participants as of September 30, 2005, pending our final determination of whether the class action participants are entitled to any portion of the subsidy money, due to the special arrangement with that group. It is our current belief that we are entitled to the full benefit.

Pensions - Defined Contribution Plan

        We maintain, for U.S. employees, a 401(k) Savings Plan, which is a defined contribution plan. The 401(k) Savings Plan provides for specified Company matching cash contributions, which are discretionary in nature, based upon the Company achieving certain performance goals and other factors. We did not made any cash contributions to the 401(k) Savings Plan in fiscal 2004, the three month transition period ended September 30, 2003, and fiscal 2003. Our board of directors approved the resumption of Company matching contributions beginning on January 1, 2005. During the 2005 fiscal year, we recorded expenses of $182 for continuing operations and $27 for discontinued operations, for cash contributions we made to the 401(k) Savings Plan.

9.     INCOME TAXES

        The total income tax provision (benefit) is allocated as follows:

	Years Ended		3 Month Transition Period Ended	Year Ended

	9/30/05	9/30/04	9/30/03	6/30/03

Earnings (loss) from continuing operations	$2,384	$(10,761)	$9	$446
Equity in earnings/loss of affiliates & minority interest	—	—	—	(157)
Earnings (loss) from discontinued operations	(1,421)	(13,436)	—	(95)
Gain on disposal of discontinued operations	—	—	—	20,507

	$963	$(24,197)	$9	$20,701

        Significant components of the provision (benefit) for income taxes attributable to our continuing operations are as follows:

	Years Ended		3 Month Transition Period Ended	Year Ended

	9/30/05	9/30/04	9/30/03	6/30/03

Current:
Federal	$—	$(13,542)	$—	$(14,951)
State	316	264	—	168
Foreign	2,068	2,517	9	(32)

Total current	$2,384	$(10,761)	$9	$(14,815)

Deferred:
Federal	$—	$—	$—	$11,933
State	—	—	—	3,328

Total deferred	$—	$—	$—	$15,261

Total tax provision (benefit)	$2,384	$(10,761)	$9	$446

        The reconciliation of income tax attributable to continuing operations, computed at the U.S. federal statutory tax rate of 35%, to the actual provision for income taxes in each period, is as follows:

	Years Ended		3 Month Transition Period Ended	Year Ended

	9/30/05	9/30/04	9/30/03	6/30/03

Tax at United States statutory rates	$(10,695)	$(6,295)	$(778)	$(27,791)
State income taxes, net of federal tax benefit	205	(966)	(63)	(3,519)
Nondeductible acquisition valuation items	—	—	—	2,316
Incremental tax on foreign earnings	5,541	2,040	152	(774)
Revision of estimate for tax accruals, net of deferred tax asset
valuation allowance	6,656	(6,000)	1,074	30,580
Extraterritorial income exclusion	—	—	(45)	(193)
Other, net	677	460	(331)	(173)

Net tax provision (benefit)	$2,384	$(10,761)	$9	$446

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities as of September 30, 2005 and September 30, 2004 are as follows:

	September 30, 2005	September 30, 2004

Deferred tax assets:
Accrued expenses	$2,385	$2,038
Asset basis differences	477	1,885
Inventory	4,319	3,419
Employee compensation and benefits	2,750	4,327
Environmental reserves	777	1,556
Postretirement health benefits	10,809	11,005
Net operating loss and credit carryforwards	77,661	67,015
Other	3,799	6,000
Pensions	23,922	21,916

Total deferred tax assets	$126,899	$119,161
Less: Valuation allowance	(102,794)	(94,555)

Net deferred tax assets	$24,105	$24,606

Deferred tax liabilities:
Pensions	$(24,105)	$(24,606)

Total deferred tax liabilities	$(24,105)	$(24,606)

Net deferred tax assets (liabilities)	$—	$—

        The net changes in the total valuation allowance was an increase of $8,239 in fiscal 2005, an increase of $10,467 in fiscal 2004, an increase of $235 in the transition period ended September 30, 2003, and a decrease of $25,590 in fiscal 2003. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. In making this assessment, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and income tax planning strategies. Based on this analysis at September 30, 2005, we have established a full valuation allowance against the net deferred tax assets.

        The amounts included in the balance sheet are as follows:

	Sept. 30 2005	Sept. 30, 2004

Other current assets	$—	$18

Noncurrent deferred tax assets	$—	$—

Current liabilities:
Deferred income taxes	$—	$—
Other current	1,031	173

	$1,031	$173

Noncurrent income tax liabilities:
Noncurrent deferred	$—	$—
Other noncurrent	42,238	41,473

	$42,238	$41,473

        In 2005, we recorded a federal income tax benefit of $1,421 in discontinued operations which results primarily from the carryback of net operating losses under the 10 year carryback rules in Section 172 of the Internal Revenue Code of 1986, as amended, arising from October 1, 2004 to September 30, 2005 and the favorable resolution of tax audits of Intersports Fashions West Inc. for year ended September 30, 2003 and of a subsidiary in France for years ended June 30 of 1999 to 2002. Our noncurrent income tax liabilities of $42,238 at September 30, 2005, includes additional tax and interest we may be required to pay if our tax positions are not sustained with respect to the sale of several businesses, and if our repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended.

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

        At September 30, 2005, we have a $4,515 unused alternative minimum tax credit carryforward that does not expire and $198,306 of federal operating loss carryforwards expiring as follows: $23,945 in 2018; $60,868 in 2019; $51,326 in 2020; $4,209 in 2021; $11,448 in 2023; $21,858 in 2024; and $24,652 in 2025. These federal income tax loss carryforwards may be reduced by adjustments during the income tax audits of 1995 to 1998 or 2000 to 2005, which have not been completed. As the periods of assessment for 1995 to 2001 have expired, additional tax may be collected from us only for 2002 to 2005. Nonetheless, the tax losses of $185,168 arising in 1995, 1997, 1998, 1999 and 2000 may still be reduced for determining the proper amount of net operating loss available to be carried forward to years after 2001. The gain we reported between 1995 to 2005, for federal income tax, may be significantly increased if our tax position is not sustained with respect to the sales of several businesses; and the repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended. If all of these adjustments were made for 1995 to 2005, the federal income tax loss carryforwards would be substantially reduced, and we may be required to pay additional tax and interest of up to $42.2 million, which has already been provided. The amount of additional tax and interest to be paid by us depends on the amount of income tax audit adjustments, which are made and sustained for 1995 to 2005. These adjustments, if any, would be made at a future date, which is presently uncertain, and therefore we cannot predict the timing of cash outflows. To the extent a favorable final determination of the recorded income tax liabilities occurs, appropriate adjustments will be made to decrease the recorded tax liability in the year such favorable determination will occur. It is presently uncertain when a final determination will occur since no Internal Revenue Service audits of 1995 to 1998 or 2000 to 2004 have been completed.

        Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent we intend to repatriate such earnings. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently reinvested, or which would be offset by allowable foreign tax credits. As of September 30, 2005, the cumulative unremitted earnings of those foreign subsidiaries and affiliates for which deferred taxes have not been provided were $15,567.

        In the opinion of our management, adequate provision has been made for all income taxes and interest; and any liability that may arise for prior periods will not have a material effect on our financial condition or our results of operations.

10.     EQUITY SECURITIES

        We had 22,604,761 shares of Class A common stock and 2,621,412 shares of Class B common stock outstanding at September 30, 2005. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis. During fiscal 2005, we issued 93,357 shares of Class A common stock as a result of the payout of deferred compensation units pursuant to our stock option deferral plan. Additionally, our Class A common stock was reduced by 61,800 shares that we purchased for $193 during fiscal 2005. Class A common stock repurchases were as follows:

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

        The 1986 non-qualified and incentive stock option plan authorized the issuance of 5,141,000 shares of our Class A common stock upon the exercise of stock options issued under the plan. The 1986 stock option plan authorizes the granting of options at not less than the market value of the common stock at the time of the grant. The option price is payable in cash or, with the approval of our compensation and stock option committee of the Board of Directors, in “mature” shares of common stock, valued at fair market value at the time of exercise. The options normally vest by twenty-five percent at the end of each of the first four years and terminate five years from the date of grant, or for a stipulated period of time after an employee’s death or termination of employment. Proceeds received from exercises of stock options are credited to common stock and paid-in capital. The 1986 plan expires on April 9, 2006; however, all stock options outstanding as of April 9, 2006 will continue to be exercisable pursuant to their terms. We are considering adoption of a new plan which would be submitted to our shareholders for approval at our next annual meeting.

        The 1996 non-employee directors’ stock option plan authorized the issuance of 250,000 shares of our Class A common stock upon the exercise of stock options issued under the plan. The 1996 non-employee directors’ stock option plan authorizes the granting of options at the market value of the common stock on the date of grant. An initial stock option grant for 30,000 shares of Class A common stock is made to each person who becomes a new non-employee Director, with the options vesting 25% each year from the date of grant. On the date of each annual meeting, each person elected as a non-employee Director is granted an option for 1,000 shares of Class A common stock that vest immediately. The exercise price is payable in cash or, with the approval of our compensation and stock option committee, in shares of Class A or Class B common stock, valued at fair market value at the date of exercise. All options issued under the 1996 non-employee directors’ stock option plan terminate five years from the date of grant or a stipulated period of time after a non-employee Director ceases to be a member of the Board. The Non-employee directors’ stock option plan expires in 2006. We are considering adoption of a new plan which would be submitted to our shareholders for approval at our next annual meeting.

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

        Upon our April 8, 1999 merger with Banner Aerospace, all of Banner Aerospace’s stock options then issued and outstanding were converted into the right to receive 870,315 shares of our common stock. The stock options converted under the Banner Aerospace stock option plan are not available for future grants and the final unexercised awards expired in the fourth quarter of 2005.

        A summary of stock option transactions under our stock option plans is presented in the following tables:

	Shares	Weighted Average Exercise Price

Outstanding at July 1, 2002	2,117,422	$9.18
Granted	197,917	5.03
Exercised	(6,711)	2.99
Expired	(539,715)	13.97
Forfeited	(124,425)	4.80

Outstanding at June 30, 2003	1,644,488	7.40
Expired	(301,034)	12.15
Forfeited	(15,000)	3.10

Outstanding at September 30, 2003	1,328,454	6.38
Granted	35,000	5.11
Exercised	(10,500)	2.49
Expired	(299,411)	9.90
Forfeited	(500)	3.10

Outstanding at September 30, 2004	1,053,043	5.37
Granted	77,000	2.54
Expired	(309,727)	9.12
Forfeited	(5,229)	2.49

Outstanding at September 30, 2005	815,087	$3.70

Exercisable at June 30, 2003	946,910	$9.61
Exercisable at September 30, 2003	864,471	$7.57
Exercisable at September 30, 2004	787,015	$5.82
Exercisable at September 30, 2005	664,497	$3.71

A summary of options outstanding and exercisable at September 30, 2005 is presented as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Contract Life	Number Exercisable	Weighted Average Exercise Price

$2.35 - $2.99	128,192	$2.41	3.2 years	48,082	$2.36
$3.00 - $3.99	412,478	3.11	1.0 years	412,477	3.11
$4.00 - $4.99	5,000	4.99	2.1 years	5,000	4.99
$5.00 - $6.00	269,417	5.19	1.8 years	198,938	5.24

$2.35 - $6.00	815,087	$3.70	1.6 years	664,497	$3.71

Stock Option Deferral Plan

        On November 17, 1998, our shareholders approved a stock option deferral plan. Pursuant to the stock option deferral plan, certain officers and directors may, at their election, defer payment of the “compensation” they receive in a particular year or years from the exercise of stock options. “Compensation” means the excess value of a stock option, determined by the difference between the fair market value of shares issueable upon exercise of a stock option, and the option price payable upon exercise of the stock option. An officer’s or director’s deferred compensation is payable in the form of “deferred compensation units,” representing the number of shares of common stock that the officer or director is entitled to receive upon expiration of the deferral period. The number of deferred compensation units issueable to an officer or director is determined by dividing the amount of the deferred compensation by the fair market value of our stock as of the date of deferral. The stock option deferral plan will end in February 2010, at which time the deferred compensation units will be issued.

Shares Available for Future Issuance

        The following table reflects a summary of the shares that could be issued under our stock option and stock deferral plans at September 30, 2005:

Securities to be issued upon:	1986 Plan	1996 Directors Plan	2000 Directors Plan	2001 Directors Plan	Stock Deferral Plan	Total

Exercise of outstanding options	669,895	57,000	37,500	50,692	—	815,087
Weighted average option exercise price	$4.33	$4.74	$6.00	$2.35	—	$3.70
Options available for future grants	807,581	193,000	—	—	—	1,000,581
Issuance of deferred compensation units	—	—	—	—	177,657	177,657

Shares available for future issuance	1,477,476	250,000	37,500	50,692	177,657	1,993,325

12.     EARNINGS (LOSS) PER SHARE RESULTS

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Years Ended		3 Month Transition Period Ended	Year Ended

	9/30/05	9/30/04	9/30/03	6/30/03

Basic loss per share:
Loss from continuing operations	$(33,097)	$(7,662)	$(1,999)	$(83,260)

Weighted average common shares outstanding	25,224	25,192	25,184	25,170

Basic loss from continuing operations per share	$(1.31)	$(0.30)	$(0.08)	$(3.31)

Diluted loss per share:
Loss from continuing operations	$(33,097)	$(7,662)	$(1,999)	$(83,260)

Weighted average common shares outstanding	25,224	25,192	25,184	25,170
Diluted effect of options	antidilutive	antidilutive	antidilutive	antidilutive

Total shares outstanding	25,224	25,192	25,184	25,170

Diluted loss from continuing operations per share	$(1.31)	$(0.30)	$(0.08)	$(3.31)

The computation of diluted loss from continuing operations per share for fiscal 2005, fiscal 2004, the three month transition period ended September 30, 2003, and fiscal 2003 excluded the effect of incremental common shares attributable to the potential exercise of common stock options outstanding, because the effect was antidilutive.

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

        We used a chartered aircraft owned by an affiliate of Mr. Jeffrey Steiner. Cost for such flights charged to us for business related travel was 95% of comparable rates to those charged in arm’s length transactions between unaffiliated third parties. Total amount paid by the Company in fiscal 2003 was $568, all of which was included as a prepayment at June 30, 2003, for the future use of the aircraft. The affiliate owned by Mr. Steiner sold its aircraft in 2004. At the time of the sale, we were reimbursed $153 for the remaining unused portion of the prepayment.

        We paid for the maintenance and upkeep of an apartment located in Paris France and used by us from time to time for business related travel. The owner of the apartment was a company controlled by the Steiner Family, which sold its apartment in 2004, and thereafter, the apartment was no longer used by the company. We believe our cost for such apartment was significantly less than the cost of similar accommodations for our business related travel. The total amounts paid for such apartment expenses was approximately, $11 in fiscal 2005, $43 in fiscal 2004, $7 for the three month transition period ended September 30, 2003, and $66 in 2003.

        Previously, we have extended loans to purchase our Class A common stock to certain members of our senior management and Board of Directors, for the purpose of encouraging ownership of our stock, and to provide additional incentive to promote our success. The loans are non-interest bearing, have maturity dates ranging from 1 month to 2¼ years, and become due and payable immediately upon the termination of employment for senior management, or director affiliation with us for a director. On September 30, 2005, Mr. Gerard and Mr. Kelley owed us approximately $66 and $50, respectively. All other loans to directors and executive officers were repaid in full in 2005. During 2005, the largest aggregate balance of indebtedness outstanding under the officer and director stock purchase program was approximately $106 from each of Mr. Flynn, Mr. Miller, Mr. E. Steiner and Mr. J. Steiner, Ms. Hercot, Mr. Caplin, Mr. Harris, Mr. Lebard, and Mr. Richey; $99 from Mr. Gerard; and $50 from Mr. Kelley. In fiscal 2003, the Board of Directors extended, by five years, the expiration date of the loan to Mr. Kelley, who was not deemed an executive officer. We recognized compensation expense of $9 in 2003, as a result of favorable terms granted to the recipient of the loan extension. In accordance with the Sarbanes-Oxley Act of 2002, no new loans will be made to executive officers or directors.

        On September 30, 2005 and 2004, we owed remaining amounts for change of control payments of $3,140 to Mr. J. Steiner. The amount owed to Mr. J. Steiner is payable to him upon his termination of employment with us. On September 30, 2004, deferred compensation of $11 was due from us to Mr. E. Steiner.

        In December 2004, Mr. J. Steiner reimbursed us $421 for personal expenses that we paid on his behalf, which were outstanding as of September 30, 2004. At no time during 2005 and 2004, did amounts due to us from Mr. J. Steiner exceed the amount of the after-tax salary on deferrals we owed to him.

        Subject to the approval of the Compensation and Stock Option Committee, our Unfunded Supplemental Executive Retirement Plan (SERP) permits participants who are over retirement age, to elect to receive retirement advances on an actuarially reduced basis. Mr. Jeffrey Steiner received pre-retirement distributions from the Unfunded SERP (representing a partial distribution of his vested benefits) in the amount of $477 in fiscal 2005; $1,990 in fiscal 2004; $350 for the three month transition period ended September 30, 2003; and $62 in fiscal 2003.

        Eric Steiner, son of Jeffrey Steiner, is an executive officer of the Company. His compensation is set forth in the compensation table of our proxy statement. Natalia Hercot, daughter of Jeffrey Steiner, is a Vice President of the Company, for which she was compensated $48 in fiscal 2005; $50 in fiscal 2004; $12 in the three month transition period ended September 30, 2003; and $98 in fiscal 2003. Natalia Hercot’s annual salary was adjusted to $10 per year on December 23, 2005.

        During 2005, 2004, and three month transition period ended September 30, 2003, Phillipe Hercot, son-in-law of Jeffrey Steiner, subleased a room in our Paris office and paid arm’s length rent to the Company.

        We paid $36 in 2005 and $35 in 2004 for security protection at the Steiner Family residence in France.

        We provide to Mr. J. Steiner automobiles for business use. In 2005, we charged Mr. J. Steiner $15 to cover personal use and the cost of these vehicles that exceeded our reimbursement policy.

        During fiscal 2005, fiscal 2004, the three month transition period ended September 30, 2003, and fiscal 2003, we reimbursed $189, $286, $140, and $75, respectively, to Mr. J. Steiner, representing a portion of out-of-pocket costs he incurred personally in connection with the entertainment of third parties, which may benefit the Company.

    Mr. Klaus Esser’s brother is an employee of PoloExpress. His compensation was approximately $94 in 2005 and $88 in 2004.

        In December 2004, we entered into an agreement to acquire real estate in New York City, and placed a $250 deposit in connection with the acquisition. Our obligation to purchase the property was contingent upon our ability to acquire adjacent properties by a certain date, which date passed without our ability to do so. Accordingly, we had the right to terminate the purchase agreement and intended to do so. Mr. J. Steiner wanted to acquire the property irrespective of the acquisition of adjacent properties. We assigned to Mr. J. Steiner our right to acquire the property and he paid to us the deposit. The independent members of our Board of Directors considered the transaction, and approved the assignment to Mr. J. Steiner.

        The Company provided a surety for Mr. Steiner and paid his expenses in connection with legal proceedings in France, totaling approximately $5,645, and Mr. Steiner undertook to repay such amounts to the Company if it were ultimately determined that he was not entitled to indemnification under Delaware law (the “Undertaking”). Pursuant to the Derivative Settlement, the Company and Mr. Steiner have agreed to mutually resolve Mr. Steiner’s claims for indemnity and his obligations to the Company under the Undertaking, by paying the Company $3,763, of which $833 may be drawn from Mr. Steiner’s Company SERP account, and $2,930 will be paid by him via the Company’s D&O liability insurance carrier, in satisfaction of its obligations to indemnify and insure Mr. Steiner, pursuant to and on the terms set forth in a “Notice of Hearing and Proposed Supplemental Settlement of The Fairchild Corporation Stockholder Derivative Litigation”, which was mailed to all shareholders on October 24, 2005, and was filed with the Securities and Exchange Commission on a Form 8-K report, and approved by the Delaware Court of Chancery on November 23, 2005. The settlement, when implemented, will effect changes in our corporate governance and executive compensation policies, and result in amendments to existing executive employment agreements. Implementation is required within twenty days following the settlement becoming final which, absent appeal, will occur on December 23, 2005. (See Note 15).

14. LEASES

      Operating Leases

        We hold certain of our facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases from both continuing and discontinued operations with lease terms in excess of one year, for each of the five years following September 30, 2005, are as follows: $20,528 for 2006; $16,355 for 2007; $13,219 for 2008; $9,455 for 2009; $6,399 for 2010; and $26,195 thereafter. Rental expense on operating leases from both continuing and discontinued operations was $23,035 in fiscal 2005, $21,047 for fiscal 2004, $861 for the three month transition period ended September 30, 2003, and $2,246 for fiscal 2003. In addition, we have rental expense, net of sublease income, of $85 for 2006 and $23 for 2007.

      Capital Leases

        Minimum commitments under capital leases for each of the five years following September 30, 2005, are $2,506 for 2006; $1,786 for 2007; $403 for 2008; $100 for 2009; $0 for 2010 and thereafter. At September 30, 2005, the present value of capital lease obligations was $4,597. Capital assets leased and included in property, plant, and equipment consisted of:

	Sept. 30, 2005	Sept. 30, 2004

Machinery and equipment	$7,066	$3,996
Transportation vehicles	44	44
Other	330	330
Less: Accumulated depreciation	(1,617)	(646)

	$5,823	$3,724

      Leasing Operations

        Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York, owns and leases to Alcoa a 208,000 square foot manufacturing facility located in Fullerton, California, and also owns and leases to PCA Aerospace a 58,000 square foot manufacturing facility located in Huntington Beach, California. Rental revenue is recognized as lease payments are due from tenants, and the related costs are amortized over their estimated useful life. The future minimum lease payments to be received from non-cancelable operating leases on September 30, 2005 are $7,753 in 2006; $7,753 in 2007; $7,131 in 2008; $7,140 in 2009; $5,548 in 2010; and $29,247 thereafter. Certain tenants of the shopping center have options to extend their lease term by an additional 5 to 35 years. Rental property we have leased to third parties under operating leases consists of the following:

	Sept. 30, 2005	Sept. 30, 2004

Land and improvements	$26,986	$25,242
Buildings and improvements	57,761	57,506
Tenant improvements	13,103	12,956
Less: Accumulated depreciation	(15,761)	(12,603)

	$82,089	$83,101

15. CONTINGENCIES

Environmental Matters

        Our operations are subject to stringent government imposed environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have had a material effect on our financial condition, results of operations, or net cash flows, and we have expended, and can be expected to expend in the future, significant amounts for the investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters.

        In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition. In addition, we have identified several areas of potential contamination related to, or arising from other facilities owned, or previously owned, by us, that may require us either to take corrective action or to contribute to a clean-up. We are also a defendant in several lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters, and for injuries to persons or property allegedly caused thereby, and we have been alleged to be a potentially responsible party at various “superfund” sites. We believe that we have recorded adequate accruals in our financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set-off against, any environmental liability, unless such parties are contractually obligated to contribute and are not disputing such liability.

        In October 2003, we learned that volatile organic compounds had been detected in amounts slightly exceeding regulatory thresholds in a town water supply well in East Farmingdale, New York. Recent sampling of groundwater from the extraction wells to be used in the remediation system for this site has indicated that contaminant levels at the extraction point are significantly higher than previous sampling results indicated. These compounds may, to an as yet undetermined extent, be attributable to a groundwater plume containing volatile organic compounds, which may have had its source, at least in part, from plant operations conducted by a predecessor of ours in Farmingdale. We are aiding East Farmingdale in its investigation of the source and extent of the volatile organic compounds, and may assist it in treatment. In 2005, we contributed approximately $1.0 million toward this remediation.

        We expensed $2.0 million and $7.6 million in discontinued operations for environmental matters in 2005 and 2004, respectively. As of September 30, 2005 and 2004, the consolidated total of our recorded liabilities for environmental matters was approximately $10.8 million and $12.1 million, respectively, which represented the estimated probable exposure for these matters. On September 30, 2005, $1.1 million of these liabilities were classified as other accrued liabilities and $9.7 million were classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $15.4 million.

        The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $8.4 million, for our fastener business. To date, Alcoa has contacted us concerning potential environmental and legal claims for $12.3 million, which, while disputed, could exceed the $8.4 million indemnification liability included in the sales agreement. We do not believe that we will have any liability to Alcoa in excess of the indemnification amount included in the sales agreement. Accordingly, we have not recorded an additional accrual for these environmental claims at September 30, 2005. However, Alcoa may seek to claim that amounts in excess of the $8.4 million should be paid from the $25.0 million held in escrow, which we would dispute. If it becomes probable that we are liable for claims in excess of the indemnification amount included in the sales agreement, we will, at that time record the liability. We have commenced an arbitration action against Alcoa to determine the validity of its claims.

Asbestos Matters

        On January 21, 2003, we and one of our subsidiaries were served with a third-party complaint in an action brought in New York by a non-employee worker and his spouse alleging personal injury as a result of exposure to asbestos-containing products. The defendant, which is one of many defendants in the action, had purchased a pump business from us, and asserts the right to be indemnified by us under its purchase agreement. This case was discontinued as to all defendants, thereby extinguishing the indemnity claim against us in the instant case. However, the purchaser has notified us of, and claimed a right to indemnity from us in relation to many thousands of other asbestos-related claims filed against it. We have not received enough information to assess the impact, if any, of the other claims. During the last twenty-six months, we have been served directly by plaintiffs’ counsel in twenty-five cases related to the same pump business. Two of the nineteen cases were dismissed as to all defendants, based upon forum objections. We, in coordination with our insurance carriers, intend aggressively to defend ourselves against these claims.

We have been served with a total of twenty-eight separate complaints in actions filed in various venues by non-employee workers, alleging personal injury or wrongful death as a result of exposure to asbestos-containing products other than those related to the pump business. The plaintiffs’ complaints do not specify which, if any, products are at issue, making it difficult to assess the merit and value, if any, of the asserted claims. We have resolved eleven similar (non-pump business) asbestos-related lawsuits that were previously served upon us. In nine cases, we were voluntarily dismissed, without payment of consideration to plaintiffs. The remaining two cases were settled for nominal amounts. We, in coordination with our insurance carriers, intend aggressively to defend ourselves against these claims.

        Our insurance carriers have participated in the defense of all of the aforementioned asbestos claims, both pump and non-pump related. Although insurance coverage varies, depending upon the policy period(s) and product line involved in each case, management believes that our insurance coverage levels are adequate, and that asbestos claims will not have a material adverse effect on our financial condition, future results of operation, or net cash flow.

CL Motor Freight Litigation

        In July 2005, we received notice that the Workers Compensation Bureau of the State of Ohio is seeking reimbursement from us of approximately $7.3 million for CL Motor Freight Inc. workers’ compensation claims which were insured under a self-insured workers compensation program in Ohio from the 1950‘s until 1985. We did not receive any information from Ohio for many years. CL Motor Freight is a former wholly-owned subsidiary of ours, which filed for Bankruptcy protection in 1985. We are contesting this claim.

Other Matters

        Two actions, styled Noto v. Steiner, et al., and Barbonel v. Steiner, et al., were commenced on November 18, 2004, and November 23, 2004, respectively, in the Court of Chancery of the State of Delaware in and for Newcastle County, Delaware. The plaintiffs allege that each is, or was, a shareholder of The Fairchild Corporation and purported to bring actions derivatively on behalf of the Company, claiming, among other things, that Fairchild executive officers received excessive pay and perquisites and that the Company’s directors approved such excessive pay and perquisites in violation of fiduciary duties to the Company. The complaints name, as defendants, all of the Company’s directors, its Chairman and Chief Executive Officer, its President and Chief Operating Officer, its former Chief Financial Officer, and its General Counsel. While the Company and its Officers and Directors believe it and they have meritorious defenses to these suits, and deny liability or wrongdoing with respect to any and all claims alleged in the suits, it and its Officers and Directors elected to settle to avoid onerous costs of defense, inconvenience and distraction. On April 1, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On May 18, 2005, the Court of Chancery of the State of Delaware in and for New Castle County declined to approve that proposed settlement of the actions. On October 24, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Supplemental Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On November 23, 2005, the Court of Chancery of the State of Delaware in and for New Castle County approved the proposed settlement of these actions. The Court’s order became final on December 23, 2005. As of September 30, 2005, we have recorded liabilities for legal expenses associated with the shareholder litigation of approximately $1.8 million, which represented the estimated probable remaining exposure for these matters. We are seeking reimbursement from our insurance carriers of costs associated with this matter.

        In connection with the sale of the fasteners business to Alcoa in December 2002, Alcoa demanded that the Company make a post-closing balance sheet adjustment which, if accepted by us, would have entitled Alcoa to approximately $8.1 million. We rejected the adjustment and, in response, Alcoa, without our authorization, withheld payment to us of $4.0 million of the amount due to us from the $12.5 million we earned based upon commercial aircraft deliveries in 2003. We filed a claim against Alcoa in regard to the post-closing balance sheet matter, which was then submitted to BDO Seidman, LLP for arbitration. On February 18, 2005, BDO Seidman resolved in our favor the dispute with Alcoa, finding that the $8.1 million adjustment Alcoa demanded was inappropriate and denying Alcoa’s request for reformation of the acquisition agreement entered into by Alcoa and us. We also filed a claim against Alcoa to collect the $4.0 million Alcoa, without our authorization, held back “in escrow” which Alcoa agreed was due to the Company, pending resolution of a post-closing balance sheet adjustment dispute. In March 2005, Alcoa paid the $4.0 million amount it unilaterally withheld from us which remained outstanding for over a year. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment, and we intend to continue to pursue Alcoa for adequate compensation on the amount it arbitrarily withheld from us, including reimbursement of damages and legal fees. In addition, Alcoa has asserted other claims which, if proven, would, according to Alcoa, aggregate in excess of $5.0 million. If Alcoa is correct and these other claims exceed $5.0 million, we may be required to reimburse Alcoa for the full amount, without benefit of a threshold set forth in the acquisition agreement under which we sold our fastener business to Alcoa. To date, Alcoa has contacted us concerning potential environmental and legal claims for $12.3 million, which, while disputed, could exceed the $8.4 million indemnification reserve included in the sales agreement. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods.

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

	Sports & Leisure (a)	Aerospace (c)	Real Estate	Corporate and Other (b)	Total

Fiscal 2005:
Revenues	$257,094	$84,493	$11,209	$(379)	$352,417
Operating income (loss) (b)	(5,406)	6,093	3,870	(32,107)	(27,550)
Capital expenditures	9,419	550	402	1,699	12,070
Depreciation and amortization	6,502	375	3,238	910	11,025
Identifiable assets at Sept. 30	154,648	42,848	117,226	132,338	447,060

Fiscal 2004:
Revenues	$242,732	$75,400	$9,926	$(40)	$328,018
Operating income (loss) (b)	7,308	4,030	2,768	(27,132)	(13,026)
Capital expenditures	10,500	277	955	1,478	13,210
Depreciation and amortization	3,722	516	3,171	636	8,045
Identifiable assets at Sept. 30	161,517	52,618	130,569	152,105	496,809

Transition period ended 9/30/03:
Revenues	$—	$14,854	$2,304	$3	$17,161
Operating income (loss)	—	358	850	(6,793)	(5,585)
Capital expenditures	—	45	991	97	1,133
Depreciation	—	151	759	116	1,026
Identifiable assets at Sept. 30	—	52,506	122,241	169,452	344,199

Fiscal 2003:
Revenues	$—	$59,608	$8,699	$25	$68,332
Operating income (loss) (c)	—	(4,143)	2,735	(47,522)	(48,930)
Capital expenditures	—	579	8,793	389	9,761
Depreciation and goodwill impairment (c)	—	7,224	2,927	624	10,775
Identifiable assets at June 30	—	56,134	122,458	179,223	357,815
(a)	The results of the sports & leisure segment reflect 11 months of activity in fiscal 2004 since our date of acquisition on November 1, 2003.

(b)	The fiscal 2005 and 2004 results include impairment expenses of $2.9 million and $1.2 million, respectively, to write down the value of a landfill development partnership, in which we are a limited partner and are required to consolidate in accordance with FASB Interpretation 46R.

(c)	Fiscal 2003 results include impairment expenses of $6.6 million to write down goodwill at our aerospace segment.

17.     FOREIGN OPERATIONS AND EXPORT SALES

        Our operations are located primarily in the United States and Europe. All rental revenue is generated in the United States. Inter-area sales are not significant to the total sales of any geographic area. Sales by geographic area are attributed by country of domicile of our subsidiaries. Our financial data by geographic area is as follows:

	United States	Europe	Other	Total

Fiscal 2005:
Revenues by geographic area	$124,690	$227,727	$—	$352,417

Operating income (loss) by geographic area	(19,919)	(7,621)	(10)	(27,550)

Loss from continuing operations before taxes	(16,258)	(14,098)	(201)	(30,557)
Identifiable assets by geographic area at September 30	253,944	189,871	3,245	447,060
Long-lived assets by geographic area at September 30	204,066	50,556	3,245	257,867

Fiscal 2004:
Revenues by geographic area	$122,445	$205,572	$1	$328,018
Operating income (loss) by geographic area	(16,154)	3,272	(144)	(13,026)
Loss from continuing operations before taxes	(16,687)	(1,153)	(144)	(17,984)
Identifiable assets by geographic area at September 30 (a)	299,774	193,855	3,180	496,809
Long-lived assets by geographic area at September 30 (b)	231,309	53,111	3,180	287,600

Three month transition period ended September 30, 2003:
Revenues by geographic area	$17,158	$—	$3	$17,161
Operating loss by geographic area	(4,622)	(826)	(137)	(5,585)
Loss from continuing operations before taxes	(1,252)	(839)	(134)	(2,225)
Identifiable assets by geographic area at September 30	324,786	15,908	3,505	344,199
Long-lived assets by geographic area at September 30	228,620	8,235	3,437	240,292

Fiscal 2003:
Revenues by geographic area	$68,307	$—	$25	$68,332
Operating loss by geographic area	(47,931)	(709)	(290)	(48,930)
Loss from continuing operations before taxes	(80,783)	(710)	(294)	(81,787)
Identifiable assets by geographic area at June 30	356,262	1,419	134	357,815
Long-lived assets by geographic area at June 30	239,589	319	8	239,916

           (a)     Identifiable assets related to discontinued operations in the United States were $5,495 at September 30, 2004.
          (b)      Long-lived assets related to discontinued operations in the United States were $1,106 at September 30, 2004.

        Export sales are defined as sales by our continuing operations located in the United States to customers in foreign regions. Export sales were as follows:

	Europe	Canada	Japan	Asia (without Japan)	South America	Other	Total

Fiscal 2005	$10,304	$4,594	$8,426	$4,902	$3,127	$4,950	$36,303
Fiscal 2004	8,227	10,577	6,489	3,087	2,771	3,176	34,327
Three Month Transition period
ended Sept. 2003	1,494	288	1,284	947	497	570	5,080
Fiscal 2003	5,980	1,917	5,453	687	3,131	4,277	21,445

18.     QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table of quarterly financial data has been prepared from our financial records, without audit, and reflects all adjustments which are, in the opinion of our management, necessary for a fair presentation of the results of operations for the interim periods presented.

	Fiscal 2005 Quarters Ended

	12/31/04	3/31/05	6/30/05	9/30/05

Net revenues	$66,774	$82,178	$115,442	$88,023
Gross margin	22,512	30,458	47,782	33,188
Loss from continuing operations	(12,216)	(3,695)	(2,284)	(14,902)
Per basic and diluted share	(0.48)	(0.15)	(0.09)	(0.59)
Earnings (loss) from discontinued operations, net	618	(204)	(443)	(1,733)
Per basic and diluted share	0.02	(0.01)	(0.02)	(0.07)
Gain (loss) on disposal of discontinued operations	12,500	—	1,158	(83)
Per basic and diluted share	0.50	—	0.05	—
Net earnings (loss)	902	(3,899)	(1,569)	(16,718)
Per basic and diluted share	0.04	(0.16)	(0.06)	(0.66)
Market price range of Class A Stock:
High	$4.04	$3.99	$3.14	$3.18
Low	$2.96	$3.00	$2.11	$2.20
Close	$3.69	$3.10	$2.86	$2.32
	Fiscal 2004 Quarters Ended

	12/31/03	3/31/04	6/30/04	9/30/04

Net revenues	$59,323	$60,028	$114,429	$94,238
Gross margin	18,626	24,922	45,825	35,509
Earnings (loss) from continuing operations	(5,658)	(15,366)	9,926	3,436
Per basic and diluted share	(0.22)	(0.61)	0.39	0.14
Earnings (loss) from discontinued operations	(2,440)	(74)	(3,683)	(5,737)
Per basic and diluted share	(0.10)	(0.00)	(0.15)	(0.23)
Gain on disposal of discontinued operations	5,934	2,759	809	19
Per basic and diluted share	0.23	0.10	0.03	—
Net earnings (loss)	(2,164)	(12,681)	7,052	11,154
Per basic and diluted share	(0.09)	(0.51)	0.28	0.44
Market price range of Class A Stock:
High	$5.37	$5.75	$5.08	$4.59
Low	$4.50	$4.94	$4.08	$3.73
Close	$5.04	$4.98	$4.28	$3.98

19.     PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

        The following table sets forth our unaudited pro forma results of operations for fiscal 2004, the three month transition periods ended September 30, 2003, and fiscal 2003, reflecting our acquisition of Hein Gericke, PoloExpress and IFW, which we completed on November 1, 2003. The pro forma results are based on our historical financial statements and the historical financial statements of the operations and entities we acquired. The prior period historical results of the operations and entities we acquired are based upon the best information available to us, but these financial statements were not audited. The unaudited pro forma statements of operations give effect to each of these transactions as if the transactions occurred at the beginning of each reporting period. The pro forma financial results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of each reporting period.

	Year Ended	3 Month Transition Period Ended	Year Ended

	9/30/04	9/30/03	6/30/03

Net revenues	$339,104	$86,894	$322,671
Operating loss	(13,818)	(1,368)	(45,013)
Earnings (loss) from continuing operations	(9,516)	1,606	(85,517)
Earnings (loss) from continuing operations, per share	$(0.38)	$0.06	$(3.40)

20.     RESTRUCTURING CHARGES

        Restructuring charges of $563 in 2004 included the costs to close all fifteen of the GoTo Helmstudio retail locations of our sports & leisure segment in Germany. All of the charges were the direct result of activities that occurred as of June 30, 2004. The restructuring charges included an accrual of $428 for the remaining lease costs of the closed stores, $124 for the write-off of store fittings and $11 for severance. These costs were classified as restructuring and were the direct result of a formal plan to close the GoTo Helmstudio locations and terminate its employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring costs will result in future increases in earnings or represent an accrual of future costs of our ongoing business.

21.     DISCONTINUED OPERATIONS

Aerostructures Business

        On June 24, 2005, we completed the sale of our Fairchild Aerostructures business for $6.0 million to PCA Aerospace. The cash received from PCA Aerospace is subject to a post-closing adjustment based upon the net working capital of the business on January 1, 2005, compared with its net working capital as of June 24, 2005, which we have estimated to be approximately $1.5 million, and is included in accounts receivable at September 30, 2005. PCA Aerospace disputes the working capital post-closing adjustment, and also alleges that we owe PCA Aerospace $4.4 million. We have notified PCA Aerospace of our dispute of these claims. In connection with the sale, we have deposited with an escrow agent approximately $0.4 million to secure indemnification obligations we may have to PCA Aerospace. The escrow period is eighteen months. We decided to sell Fairchild Aerostructures, which was included in our aerospace segment, because we believe we received adequate fair value for a business whose performance was below our expectations and because its business was unrelated to other businesses we own. We used $0.9 million of the proceeds from the sale to repay a portion of our CIT revolving credit facility and we plan to use the remaining proceeds from the sale to reinvest in our existing operations. In 2005, we recorded a $1.1 million gain on the disposal of discontinued operations, as a result of the sale of Fairchild Aerostructures.

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

Fastener Business

        On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. During the four-year period from 2003 to 2006, we are entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of stated threshold levels, up to a maximum of $12.5 million per year. The remaining threshold aircraft delivery levels are 570 in 2005; and 650 in 2006.

        Based upon commercial aircraft deliveries by Boeing and Airbus in 2004 and 2003, respectively we earned the full $12.5 million contingent payment for 2004 and 2003, respectively, as set forth in the agreement to sell our fastener business to Alcoa. Accordingly, we recognized a $12.5 million gain on disposal of discontinued operations in each of fiscal 2005 and fiscal 2004.

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

        The results of Fairchild Aerostructures, the fastener business and APS are recorded as earnings from discontinued operations, the components of which are as follows:

	Years Ended		3 Month Transition Period Ended	Year Ended

	9/30/05	9/30/04	9/30/03	6/30/03

Net sales	$7,572	$10,306	$2,481	$215,854
Cost of goods sold	7,785	10,350	2,834	167,134

Gross margin	(213)	(44)	(353)	48,720
Selling, general & administrative expense (b)	3,022	11,358	444	46,676
Other (income) expense, net	(53)	(37)	(10)	1,152

Operating income	(3,182)	(11,365)	(787)	892
Net interest expense	1	569	49	703

Earnings from discontinued operations before income taxes	(3,183)	(11,934)	(836)	189
Income tax benefit (provision)	—	—	—	95

Net earnings from discontinued operations	$(3,183)	$(11,934)	$(836)	$284

(a)	The results presented for 2003, include the operating activity of the fastener business, prior to its sale on December 3, 2002.
(b)	Included in selling, general and administrative expense for 2005 was a $2.0 million accrual established for legal matters of former subsidiaries, and $2.0 million for environmental liabilities of operations previously discontinued, offset partially by the collection of $1.9 million of accounts receivable previously written off by operations previously discontinued. Included in selling, general and administrative expense for 2004 was a $0.8 million accrual established for a legal matter of a former subsidiary, and $7.6 million for environmental liabilities of operations previously discontinued.

        The assets and liabilities of Fairchild Aerostructures were reported as assets and liabilities of discontinued operations at September 30, 2004, and were as follows:

Current assets of discontinued operations:
Accounts receivable	$1,494
Inventories	2,547
Prepaid expenses and other current assets	348

4,389

Noncurrent assets of discontinued operations:
Property, plant and equipment	12,358
Accumulated depreciation	(11,279)
Other assets	27

1,106

Current liabilities of discontinued operations:
Short Term Notes Payable	(70)
Accounts payable	(980)
Accrued liabilities	(479)

(1,529)

Total net assets (liabilities) of discontinued operation	$3,966

22.     SUBSEQUENT EVENTS

        On December 21, 2005, we signed a definitive agreement to sell our Farmingdale, New York, power shopping center, Airport Plaza, to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank, for approximately $95 million. The purchaser has agreed to deposit into escrow $4.75 million to ensure its obligations and to seek the approval of our mortgage lender to assume our existing mortgage loan of approximately $53.8 million, or to defease the loan. The closing will take place following purchaser’s obtaining consent of the mortgage lender to its loan assumption, which could occur as early as February 2006. If the loan is defeased, the transaction may not close until as late as July 2006. The sale does not include several other undeveloped parcels of real estate that we own in the Town, the largest of which is under contract of sale to the market chain, Stew Leonards. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities.

        In December 2005, the Guaranty Committee of the German State of North Rhine Westphalia  recommended approval for an 80% guaranteed seasonal financing facility, up to €11.0 million. One German bank has committed to provide funding for €5.5 million (approximately $6.6 million) of the seasonal facility and we anticipate completion of approval, loan agreements, and funding in January 2006. We are holding ongoing discussions with a second German bank, to receive a commitment for the remaining €5.5 million of the seasonal facility, but we have not received a positive indication that it will be approved. If we are unable to obtain a commitment from a second bank, we believe that our cash resources will be sufficient to meet our seasonal needs.

     In December 2005, we entered into discussions with an investment bank concerning our capital requirements. On December 26, 2005, we engaged the investment bank to provide us, among other things, with a commitment to place a short-term loan to us of $20 million, against our agreement to sell our shopping center to KRC Acquisition Corp. The investment bank has indicated to us that it is highly confident that it can consummate the loan, if needed, during the period of our seasonal trough.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

        The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation and the material weaknesses described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date.

(b) Management’s Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined Rules 13a – 15(f) in Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

        A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        Management’s assessment identified two material weaknesses in our internal control over financial reporting as of September 30, 2005.

        We did not have adequate resources in financial statement matters related to the accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles. Such errors were identified and corrected prior to the issuance of the accompanying financial statements. As a result of this deficiency, there is more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions.

        We did not  have effective policies and procedures in place to review and approve the propriety of certain  journal entries prepared at two of our subsidiaries.  As a result of this deficiency, there is more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions.

        Based on the material weakness described above, our management concluded that our internal control over financial reporting was not effective as of September 30, 2005.

        Our management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

(c) Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitations on Effectiveness of Internal Controls

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(e) Report of Independent Register Public Accounting Firm

The Board of Directors and Stockholders ofThe
Fairchild Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that The Fairchild Corporation did not maintain effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fairchild Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of September 30, 2005:

The Company did not have adequate resources in financial statement matters related to the accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles. This deficiency led to certain errors in accounting for non-routine transactions. As a result of this deficiency, there is more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis by the company's employees in the normal course of performing their assigned functions.

The Company did not have effective policies and procedures in place to review and approve the propriety of certain journal entries prepared two of the Company’s material subsidiaries. As a result of this deficiency, there is more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis by the company's employees in the normal course of performing their assigned functions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Fairchild Corporation and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows the years ended September 30, 2005 and 2004, the three-month period ended September 30, 2003 and the year ended June 30, 2003. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated December 29, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that The Fairchild Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, The Fairchild Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP

McLean, Virginia
December 29, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is incorporated herein by reference from the Fiscal 2005 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the Fiscal 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the Fiscal 2005 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the Fiscal 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the Fiscal 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(a)(1)     Financial Statements.

        All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K (see index on Page 24).

(a)(2)     Financial Statement Schedules.

        All financial schedules are omitted because they are included in the Consolidated Financial Statements, or are not required.

(a)(3)     Exhibits.

A. Material Agreements of Acquisition or Disposition

2.1	Acquisition Agreement dated as of July 16, 2002 among Alcoa Inc., The Fairchild Corporation, Fairchild Holding Corp. and Sheepdog, Inc., with Exhibit A (Conveyance, Assignment, Transfer and Bill of Sale), Exhibit B (Undertaking and Indemnity Agreement) and Exhibit C (Escrow Agreement) attached thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated July 16, 2002) (incorporated by reference to the Registrant’s Report on Form 8-K dated December 3, 2002).

2.2	Amendment No. 1 to the Acquisition Agreement, dated as of December 3, 2002, to the Acquisition Agreement, dated as of July 16, 2002, among Alcoa Inc., The Fairchild Corporation, Fairchild Holding Corp. and Sheepdog, Inc. (incorporated by reference to the Registrant’s Report on Form 8-K dated December 3, 2002) (incorporated by reference to the Registrant’s Report on Form 8-K dated December 3, 2002).

2.3	Purchase Contract, relating to the assets of Hein Gericke (the “Hein Gericke Purchase Contract”) executed October 11, 2003, among Fairchild Textil GmbH (as Purchaser), Eurobike Vermögensverwaltungs GmbH (as a Seller) and (as additional Sellers) the insolvency administrator Dr. Biner Bähr, acting in his capacity as insolvency administrator over the assets of (i) Hein Gericke-Holding GmbH, (ii) Hein Gericke Vertriebs GmbH, (iii) Paul A Boy GmbH and (iv) Eurobike AG (incorporated by reference to the Registrant’s Report on Form 8-K dated November 14, 2003).

2.4	Amendment to Purchase Contract, dated November 1, 2003, amending the Hein Gericke Purchase Contract referred to immediately above (incorporated by reference to the Registrant’s Report on Form 8-K dated November 14, 2003).

2.5	Purchase Contract, relating to the Sellers ownership interest in PoloExpress (the “PoloExpress Purchase Contract”), executed October 11, 2003, among Fairchild Textil GmbH (as Purchaser) and the following Sellers, Helmet House GmbH , BMJ Motorsport Vertriebs GmbH, and Eurobike AG (incorporated by reference to the Registrant’s Report on Form 8-K dated November 14, 2003).

2.6	Amendment to Purchase Contract, dated November 1, 2003, amending the PoloExpress Purchase Contract referred to immediately above (incorporated by reference to the Registrant’s Report on Form 8-K dated November 14, 2003).

2.7	Guaranties by The Fairchild Corporation, each dated November 1, 2003, to the Sellers of the Polo Express business, guaranteeing the deferred purchase price under the PoloExpress Purchase Contract (aggregate of EUR 20,000 Million) due no later than April 30, 2004 (incorporated by reference to the Registrant’s Report on Form 8-K dated November 14, 2003).

2.8	Contract, relating to Mr. Klaus Esser’s Ownership interest in PoloExpress ,executed October 11, 2003, between Fairchild Textil GmbH (as Purchaser) and Mr. Klaus Esser (as Seller) (incorporated by reference to the Registrant’s Report on Form 8-K dated November 14, 2003).

 B.                Articles of Incorporation, Bylaws, and Instruments Defining Rights of Securities

3.1	Registrant’s Restated Certificate of Incorporation (incorporated by reference to Exhibit “C” of Registrant’s Proxy Statement dated October 27, 1989).

3.2	Certificate of Amendment to Registrant’s Certificate of Incorporation, dated November 16, 1990, changing name from Banner Industries, Inc. to The Fairchild Corporation.

3.3	Registrant’s Amended and Restated By-Laws, as amended as of November 21, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 1996).

3.4	Amendment to the Company’s By-Laws, dated as of February 12, 1999 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

*3.5             Amendment to the Company’s By-Laws, dated December 23, 2005.

*3.6             Amended and Restated Charter of the Audit Committee dated January 31, 2005.

 4.1               Specimen of Class A Common Stock certificate (incorporated by reference to Registration Statement No. 33-15359 on Form S-2).

4.2	Specimen of Class B Common Stock certificate (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1989).

4.3	Savings Plan for Employees of The Fairchild Corporation, amended and restated as of February 28, 2002 (incorporated by reference to the Registrant’s Report on Form S-8 dated August 6, 2002).

4.4	Savings Plan for Employees of The Fairchild Corporation Trust Agreement, dated February 1, 2002, between The Fairchild Corporation and Putnam Fiduciary Trust Company (incorporated by reference to the Registrant’s Report on Form S-8 dated August 6, 2002).

4.5	Notice of Hearing and Proposed Settlement of The Fairchild Corporation Stockholder Derivative Litigation, dated April 1, 2005 (incorporated by reference to the Registrant’s Report on Form 8-K dated April 1, 2005).

4.6	Notice of Hearing and Proposed Supplemental Settlement of The Fairchild Corporation Stockholder Derivative Litigation, dated October 24, 2005 (incorporated by reference to the Registrant’s Report on Form 8-K dated October 24, 2005).

C.               Material Contracts

C-1      (Stock Option Plans)

10.1	Amended and Restated 1986 Non-Qualified and Incentive Stock Option Plan, dated as of February 9, 1998 (incorporated by reference to Exhibit B of Registrant’s Proxy Statement dated October 9, 1998).

10.2	Amendment Dated May 7, 1998 to the 1986 Non-Qualified and Incentive Stock Option Plan (incorporated by reference to Exhibit A of Registrant’s Proxy Statement dated October 9, 1998).

10.3	1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit B of Registrant’s Proxy Statement dated October 7, 1996).

10.4	Stock Option Deferral Plan dated February 9, 1998 (for the purpose of allowing deferral of gain upon exercise of stock options) (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.5	Amendment to the Stock Option Deferral Plan, dated June 28, 2000 (for the purpose of making an equitable adjustment in connection with the spin off of Fairchild Bermuda and the receipt of Global Sources shares) (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.6	Amendment dated May 21, 1999, amending the 1996 Non-Employee Directors Stock Option Plan (for the purpose of allowing deferral of gain upon exercise of stock options) (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.7	2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix 2 of Registrant’s Proxy Statement dated October 10, 2000).

10.8	2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix 1 of Registrant’s Proxy Statement dated October 10, 2000).

C-2           (Employee Agreements)

10.9	Amended and Restated Employment Agreement between Registrant and Jeffrey J. Steiner dated September 10, 1992 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

10.10           Employment Agreement between Banner Aerospace, Inc. and Jeffrey J. Steiner, dated September 9, 1992.

10.11          Restated and Amended Service Agreement between Fairchild Switzerland, Inc. and Jeffrey J. Steiner, dated April 1, 2001.

10.12	Banner Aerospace, Inc. Deferred Bonus Plan, dated January 21, 1998 (as amended), to allow the deferral of bonuses in connection with 1998 or 1999 Extraordinary Transactions (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.13	Letter Agreement dated February 27, 1998, between Registrant and John L. Flynn (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.14	Letter Agreement dated February 27, 1998, between Registrant and Donald E. Miller (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.15	Officer Loan Program, dated as of February 5, 1999, lending up to $750,000 to officers for the purchase of Company Stock (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.16	Director and Officer Loan Program, dated as of August 12, 1999, lending up to $2,000,000 to officers and directors for the purchase of Company Stock (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.17	Employment Agreement between Eric Steiner and The Fairchild Corporation, dated as of August 1, 2000 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.18	Employment Agreement between Banner Aerospace, Inc. and Warren D. Persavich (together with Amendment No. 1 to such Agreement) (incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.19	Amendment to Employment Agreements between the Company and Jeffrey Steiner, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

10.20	Amendment to Employment Agreement between the Company and Eric Steiner, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

10.21	Amendment to Incentive Contract between the Company and Donald Miller, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

10.22	Amendment to Incentive Contract between the Company and John Flynn, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

10.23	Employment Agreement dated October 18, 2005, between PoloExpress and Klaus Esser (incorporated by reference to the Registrant’s Report on Form 8-K dated October 18, 2005).

 C-3           (Credit Agreements)

10.25	Promissory Note dated as of August 26, 2004 issued by The Fairchild Corporation to Beal Bank, SSB in connection with $13,000,000 loan secured by the Company’s real estate in Huntington, Beach CA, Fullerton CA and Wichita KS (incorporated by reference to the Registrant’s Annual Report on Form 10-K dated September 30, 2004).

10.26	Loan Agreement (English Translation) dated April 21, 2004, between Hein Gericke and Polo Express (as Borrower) and Stadstparkasse and HSBC Tirnkaus (as Lenders) relating to EUR 31,000,000 loan, as reported by the Company in the Registrant’s Report on Form 8-K dated May 6, 2004 (incorporated by reference to the Registrant’s Report on Form 10-Q dated August 4, 2004).

10.27	Working Capital Loans (English Translation) dated April 21, 2004, between Hein Gericke (as Borrower) and Stadstparkasse relating to EUR 5,000,000 loan, as reported by the Company in the Registrant’s Report on Form 8-K dated May 6, 2004 (incorporated by reference to the Registrant’s Report on Form 10-Q dated August 4, 2004).

10.28	Working Capital Loans (English Translation) dated April 21, 2004, between Hein Gericke (as Borrower) and HSBC Tirnkaus relating to EUR 5,000,000 loan, as reported by the Company in the Registrant’s Report on Form 8-K dated May 6, 2004 (incorporated by reference to the Registrant’s Report on Form 10-Q dated August 4, 2004).

10.29	Loan Agreement dated December 26, 2003, between Republic Thunderbolt LLC, as borrower and Column Financial, Inc. as lender, relating to $55,000,000 loan secured by Airport Plaza Shopping Center, Farmingdale NY (incorporated by reference to the Registrant’s Report on Form 10-Q dated February 12, 2004).

10.30	Loan Agreement dated April 30, 2004, between Hein Gericke UK, as borrower, and GMAC Commercial Finance PLC, as lender, relating to inventory loan to Hein Gericke UK (incorporated by reference to the Registrant’s Report on Form 10-Q dated August 4, 2004).

10.31	Loan Agreement dated January 12, 2004, between Banner Aerospace holding Corp. I, as borrower, and CIT Group/Business Credit, Inc., as lender, relating to inventory loan to Banner (incorporated by reference to the Registrant’s Report on Form 10-Q dated May 13, 2004).

Other Exhibits

11.	Computation of net loss per share (found at Note 12 in Item 8 to Registrant’s Consolidated Financial Statements for the fiscal years ended September 30, 2005, September 30, 2004, June 30, 2003, and the three month transition period ended September 30, 2003).

14.             Corporate Governance Matters

14.1	Corporate Governance and Committee Charter: The Company’s Board of Directors has adopted a written charter for the Corporate Governance and Nominating. Committee. The charter is posted on the Company’s website (www.fairchild.com). A copy may also be obtained upon request from the Company’s Corporate Secretary.

14.2	Compensation Committee Charter: The Company’s Board of Directors has adopted a written charter for the Compensation Committee. The charter is posted on the Company’s website (www.fairchild.com). A copy may also be obtained upon request from the Company’s Corporate Secretary.

14.3	Audit Committee Charter: The Company’s Board of Directors has adopted a written charter for the Audit Committee. The charter is posted on the Company’s website (www.fairchild.com). A copy may also be obtained upon request from the Company’s Corporate Secretary.

14.4	On January 31, 2005, the Company’s Board of Directors adopted an Amended and Restated Corporate Governance Guidelines. The full text of the Corporate Governance Guidelines can be found on the Company’s website www.fairchild.com). A copy may also be obtained upon request from the Company’s Corporate Secretary.

14.5	On August 2, 2004, the Company’s Board of Directors adopted an Amended and Restated Code of Business Conduct and Ethics, applicable to all employees, officers and directors of the corporation. The code is posted on the Company’s website (www.fairchild.com). A copy may also be obtained upon request from the Company’s Corporate Secretary.

14.6	In November 2003, the Company’s Board of Directors adopted the Code of Ethics for Senior Financial Officers (including the Chief Executive Officer, the Chief Finical Officer, the Principal Accounting Officer or Controller, and all persons performing similar functions on behalf of the Company). The code is posted on the Company’s website (www.fairchild.com). A copy may also be obtained upon request from the Company’s Corporate Secretary.

*14.7	Annual Certification by CEO as filed with the NYSE, dated February 16, 2005, regarding Compliance with NYSE Corporate Governance Listing Standards.

*14.8	Annual Certification by CEO as filed with the PCX Equities, dated February 16, 2005, regarding Compliance with PCXE Corporate Governance Listing Standards.

14.9	Pre-Approval Policy by the Audit Committee Re Audit and Non-Audit Services, incorporated by reference to the Fiscal 2005 Proxy Statement.

*21              List of subsidiaries of Registrant.

*23              Consent of Independent Registered Public Accounting Firm.

*31.1           Certifications required by Section 302 of the Sarbanes-Oxley Act, signed by Jeffrey J. Steiner.

*31.2           Certifications required by Section 302 of the Sarbanes-Oxley Act, signed by James G. Fox.

*32.1           Certifications required by Section 906 of the Sarbanes-Oxley Act, signed by Jeffrey J. Steiner.

*32.2           Certifications required by Section 906 of the Sarbanes-Oxley Act, signed by James G. Fox.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

THE FAIRCHILD CORPORATION

By: /s/ James G. Fox James G. Fox Chief Financial Officer

Date: December 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.

By: /s/ By: /s/ By: /s/ By: /s/ By: /s/ By: /s/ By: /s By: /s/	JEFFREY J. STEINER
 Jeffrey J. Steiner

 MORTIMER M. CAPLIN
 Mortimer M. Caplin

 ROBERT EDWARDS
 Robert Edwards

  STEVEN L. GERARD
  Steven L. Gerard

 DANIEL LEBARD
 Daniel Lebard

 JOHN PODKOWSKY
 John Podkowsky

  HERBERT S. RICHEY
  Herbert S. Richey

  ERIC I. STEINER
Eric I. Steiner	Chairman, Chief Executive Officer and Director Director Director Director Director Director Director President, Chief Operating Officer and Director	December 29, 2005 December 29, 2005 December 29, 2005 December 29, 2005 December 29, 2005 December 29, 2005 December 29, 2005 December 29, 2005