Form 10-Q
period 2005-12-31
FAIRCHILD CORP
filed 2006-02-09
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2005
Commission File Number 1-6560

THE FAIRCHILD CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware
(State of incorporation or organization)

34-0728587
    (I.R.S.  Employer Identification No.)

1750 Tysons Boulevard, Suite 1400, McLean, VA 22102
(Address of principal executive offices)

(703) 478-5800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days:
[X]     Yes [ ] No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
[ ] Large accelerated file [X] Accelerated filer [ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Class	December 31, 2005
Class A Common Stock, $0.10 Par Value	22,604,761
Class B Common Stock, $0.10 Par Value	2,621,412

THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005

        All references in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “us,” the “Company” and “Fairchild” refer to The Fairchild Corporation and its subsidiaries. All references to “fiscal” in connection with a year shall mean the 12 months ended September 30th.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005 (Unaudited) and September 30, 2005
(In thousands)

ASSETS

	12/31/05	9/30/05

Cash and cash equivalents	$12,993	$12,582
Short-term investments	6,935	15,698
Accounts receivable-trade, less allowances of $2,790 and $2,679	33,631	18,475
Inventories - finished goods	97,689	90,856
Current assets of discontinued operations	1,722	1,470
Prepaid expenses and other current assets	10,392	7,447

Total Current Assets	163,362	146,528
Property, plant and equipment, net of accumulated
depreciation of $19,850 and $18,453	58,184	57,718
Noncurrent assets of discontinued operations	78,320	79,124
Goodwill and intangible assets	41,997	42,665
Investments and advances, affiliated companies	3,786	3,786
Prepaid pension assets	31,790	31,239
Deferred loan costs	1,660	1,839
Long-term investments	58,566	69,652
Notes receivable	5,797	6,787
Other assets	7,106	7,722

TOTAL ASSETS	$450,568	$447,060

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005 (Unaudited) and September 30, 2005
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	12/31/05	9/30/05

CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$25,447	$20,902
Accounts payable	30,598	22,612
Accrued liabilities:
Salaries, wages and commissions	9,390	10,187
Insurance	7,316	7,335
Interest	211	443
Other accrued liabilities	19,598	18,378
Income taxes	57	1,029
Current liabilities of discontinued operations	1,795	1,529

Total Current Liabilities	94,412	82,415

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	47,298	47,990
Fair value of interest rate contract	—	5,146
Other long-term liabilities	26,398	27,315
Pension liabilities	49,705	51,099
Retiree health care liabilities	27,108	27,459
Noncurrent income taxes	42,182	42,238
Noncurrent liabilities of discontinued operations	53,305	53,481

TOTAL LIABILITIES	340,408	337,143

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,480 shares issued and 22,605 shares outstanding;
entitled to one vote per share	3,047	3,047
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 shares issued and outstanding; entitled
to ten votes per share	262	262
Paid-in capital	232,500	232,457
Treasury stock, at cost, 7,875 shares
of Class A common stock	(76,352)	(76,352)
Retained earnings	22,089	20,206
Notes due from stockholders	(43)	(109)
Cumulative other comprehensive income	(71,343)	(69,594)

TOTAL STOCKHOLDERS' EQUITY	110,160	109,917

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$450,568	$447,060

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
For The Three (3) Months Ended December 31, 2005 and 2004
(In thousands, except per share data)

	Three Months Ended

	12/31/05	12/31/04

REVENUE:
Net sales	$51,310	$64,352
Rental revenue	237	137

	51,547	64,489

COSTS AND EXPENSES:
Cost of goods sold	32,088	42,556
Cost of rental revenue	56	43
Selling, general & administrative (See note 7)	28,073	32,642
Pension & postretirement	928	1,260
Other income, net	(573)	(1,749)
Amortization of intangibles	128	143

	60,700	74,895

OPERATING LOSS	(9,153)	(10,406)

Interest expense	(3,072)	(3,504)
Interest income	321	336

Net interest expense	(2,751)	(3,168)
Investment income	928	131
Increase in fair market value of interest rate contract	836	1,675

Loss from continuing operations before taxes	(10,140)	(11,768)
Income tax provision	(65)	(70)
Equity in loss of affiliates, net	(42)	(200)

Loss from continuing operations	(10,247)	(12,038)
Earnings (loss) from discontinued operations, net	(370)	440
Gain on disposal of discontinued operations, net	12,500	12,500

NET EARNINGS	$1,883	$902

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,047)	2,430
Minimum pension liability	—	(1,376)
Unrealized holding changes on derivatives	299	27
Unrealized periodic holding changes on securities	(1,001)	1,828

Other comprehensive income (loss)	(1,749)	2,909

COMPREHENSIVE INCOME	$134	$3,812

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(0.41)	$(0.48)
Earnings (loss) from discontinued operations, net	(0.02)	0.02
Gain on disposal of discontinued operations, net	0.50	0.50

NET EARNINGS	$0.07	$0.04

Weighted average shares outstanding:
Basic	25,226	25,195
Diluted	25,226	25,195

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For The Three (3) Months Ended December 31, 2005 and 2004
(In thousands)

	12/31/05	12/31/04

Cash flows from operating activities:
Net earnings	$1,883	$902
Depreciation and amortization	1,746	1,872
Amortization of deferred loan fees	258	373
Stock compensation expense	43	—
Unrealized holding gain on interest rate contract	(836)	(1,675)
Undistributed (earnings) loss of affiliates, net	43	200
Change in trading securities	9,456	5,959
Change in operating assets and liabilities	(20,925)	(23,079)
Non-cash charges and working capital changes of discontinued operations	905	563

Net cash used for operating activities	(7,427)	(14,885)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,341)	(2,362)
Net proceeds received from sales of investment securities, net	8,851	4,555
Equity investment in affiliates	(43)	258
Changes in notes receivable	831	212
Investing activities of discontinued operations	(98)	(325)

Net cash provided by investing activities	7,200	2,338

Cash flows from financing activities:
Proceeds from issuance of debt	12,768	7,587
Debt repayments	(7,456)	(4,047)
Payment of interest rate contract	(4,310)	—
Payment of financing fees	(100)	(17)
Loan repayments from stockholders'	66	469
Net cash used for financing activities of discontinued operations	(165)	(208)

Net cash provided by financing activities	803	3,784

Effect of exchange rate changes on cash	(165)	900

Net change in cash and cash equivalents	411	(7,863)
Cash and cash equivalents, beginning of the year	12,582	12,849

Cash and cash equivalents, end of the period	$12,993	$4,986

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data)

1.     FINANCIAL STATEMENTS

        The condensed consolidated balance sheet as of December 31, 2005, and the condensed consolidated statements of operations and other comprehensive income (loss) and cash flows for the periods ended December 31, 2005 and 2004 have been prepared by us, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005, and for all periods presented, have been made. These adjustments include certain reclassifications to reflect the sale of Fairchild Aerostructures and the pending sale of our shopping center as discontinued operations. The condensed consolidated balance sheet at September 30, 2005 was derived from the audited financial statements as of that date.

        The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2005 Annual Report on Form 10-K. The results of operations for the periods ended December 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

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

Stock-Based Compensation

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Statement 123R amends certain aspects of Statement 123 and now requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. In accordance with Statement 123R, we have elected to implement Statement 123R on a modified prospective basis, and to use the Black-Scholes valuation model in calculating fair value of the cost of stock-based employee compensation plans. That cost will be recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We adopted Statement 123R on October 1, 2005, and accordingly, we recognized $43 of compensation cost in the first quarter ended December 31, 2005. No tax benefit and deferred tax asset were recognized on the compensation cost because of our domestic full valuation allowance against deferred tax assets.

        As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and prior to adoption of Statement 123R, we used the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, for our stock-based employee compensation plans. Since the exercise price and the fair value of the underlying stock were the same on the grant date, no compensation cost was recognized for the granting of stock options to our employees in the three months ended December 31, 2004. If stock options previously granted were accounted for based on their fair value as determined under Statement 123, our pro forma results for the three months ended December 31, 2004, would be as follows:

12/31/04

Net earnings, as reported	$902
Total stock-based employee compensation expense determined under the
fair value based method for all awards, net of tax	(91)

Pro forma net earnings	$811

Basic and diluted earnings per share:
As reported	$0.04
Pro forma	$0.03

        The pro forma effects of applying SFAS 123 may not be representative of the effects on reported net results for future years. Our employee stock option plan ends in April 2006, and no new plan is being proposed at this time. No grants were issued during the three months ended December 31, 2005 or December 31, 2004. On December 31, 2005, we had outstanding stock option awards of 767,087, of which 633,483 stock option awards were vested.

2.     CASH EQUIVALENTS AND INVESTMENTS

        Cash equivalents and investments at December 31, 2005 consist primarily of investments in United States government securities, investment grade corporate bonds, and equity securities which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:

	December 31, 2005		September 30, 2005

	Aggregate		Aggregate

	Fair Value	Cost Basis	Fair Value	Cost Basis

Cash and cash equivalents:
U.S. government securities	$—	$—	$16	$16
Money market and other cash funds	12,993	12,993	12,566	12,566

Total cash and cash equivalents	$12,993	$12,993	$12,582	$12,582

Short-term investments:
Money market funds - restricted	$5,743	$5,743	$4,965	$4,965
Trading securities - equity securities	1,192	1,192	10,733	10,733

Total short-term investments	$6,935	$6,935	$15,698	$15,698

Long-term investments:
U.S. government securities - restricted	$3	$3	$9,547	$9,547
Money market funds - restricted	9,965	9,965	10,672	10,672
Corporate bonds - restricted	23,560	24,252	23,741	24,319
Equity securities - restricted	15,452	15,065	15,459	14,831
Available-for-sale equity securities	4,662	3,612	5,309	3,612
Other investments	4,924	4,924	4,924	4,924

Total long-term investments	$58,566	$57,821	$69,652	$67,905

Total cash equivalents and investments	$78,494	$77,749	$97,932	$96,185

        On December 31, 2005 and September 30, 2005, we had restricted investments of $54,723 and $64,383 respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract liquidated prior to December 31, 2005, the Esser put option, environmental matters, and escrow arrangements. On December 31, 2005 and September 30, 2005, we had cash of $4,228 and $9,070, respectively, held by our European subsidiaries which have debt agreements that place certain restrictions on the amount of cash that may be transferred outside the borrowing companies. For additional information on Debt see Note 3.

        On December 31, 2005, we had gross unrealized holding gains from available-for-sale securities of $1,679 and gross unrealized losses from available-for-sale securities of $932. On September 30, 2005, we had gross unrealized holding gains from available-for-sale securities of $2,445 and gross unrealized losses from available-for-sale securities of $697.

3. DEBT

        At December 31, 2005 and September 30, 2005, notes payable and long-term debt consisted of the following:

	Dec. 31, 2005	Sept. 30, 2005

Revolving credit facilities - Fairchild Sports	$13,676	$8,917
Current maturities of long-term debt	11,771	11,985

Total notes payable and current maturities of long-term debt	25,447	20,902

Term loan agreement - Fairchild Sports	23,038	25,301
Promissory note - Real Estate	13,000	13,000
CIT revolving credit facility - Aerospace	10,252	8,164
GMAC credit facility - Fairchild Sports	3,696	3,650
Capital lease obligations	3,933	4,597
Other notes payable, collateralized by assets	5,150	5,263
Less: current maturities of long-term debt	(11,771)	(11,985)

Net long-term debt	47,298	47,990

Total debt	$72,745	$68,892

        Credit Facilities at Fairchild Sports

        At December 31, 2005, our German subsidiary, Hein Gericke Deutschland GmbH and its German partnership, PoloExpress, had outstanding borrowings of $33.3 million due under its credit facilities with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt KGaA. The revolving credit facility provides a credit line of €10.0 million ($10.3 million outstanding, and $1.5 million available at December 31, 2005), at interest rates of 3.5% over the three-month Euribor (6.0% at December 31, 2005), and matures annually. Outstanding borrowings under the term loan facility have blended interest rates, with $18.4 million bearing interest at 1% over the three-month Euribor rate (3.5% at December 31, 2005), with an interest rate cap protection in which our interest expense would not exceed 6% on 50% of debt, and the remaining $4.6 million bearing interest at a fixed rate of 6%. The term loans mature on March 31, 2009, and are secured by the assets of Hein Gericke Deutschland GmbH and PoloExpress and specified guarantees provided by the German State of North Rhine-Westphalia.

        The loan agreements require Hein Gericke Deutschland and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke Deutschland to maintain equity of €44.5 million ($52.7 million at December 31, 2005), as defined in the loan contracts. No dividends may be paid by Hein Gericke Deutschland unless such covenants are met and dividends may be paid only up to its consolidated after tax profits. As of December 31, 2005, Hein Gericke borrowed approximately $8.2 million (€7.0 million) from our subsidiary, Fairchild Holding Corp., which is not subject to restriction against repayment. The loan agreements have certain restrictions on other forms of cash flow from Hein Gericke Deutschland. At December 31, 2005, we were in compliance with the loan covenants.

        At December 31, 2005, our subsidiary, Hein Gericke UK Ltd had outstanding borrowings of $3.7 million (£2.1 million) on its £5.0 million ($8.6 million) credit facility with GMAC. The loan bears interest at 2.25% above the base rate of Lloyds TSB Bank Plc and matures on April 30, 2007. We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK Ltd and an investment with a fair market value of $4.1 million at December 31, 2005.

        Under an $8.0 million line of credit agreement with City National Bank that expires on June 30, 2006, our subsidiary, IFW may borrow up to $3.0 million for working capital needs and the remainder for letters of credit. Letters of credit which mature may be converted to a banker’s acceptance with a maturity date of up to 90 days. Interest is payable monthly at the bank’s prime interest rate. The interest rate at December 31, 2005 was 7.25%. At December 31, 2005, $1.4 million and $2.0 million were outstanding under this facility in the form of banker’s acceptance notes and for working capital requirements, respectively. The line of credit is collateralized by substantially all assets of IFW, is guaranteed by us, and contains financial covenants. The most restrictive covenants include maintaining a tangible net worth plus subordinated debt of not less than $5.5 million and a ratio of total senior liabilities to tangible net worth plus subordinated debt of not more than 2-to-1. The Company was in compliance with these covenants as of December 31, 2005.

         Credit Facility at Aerospace Segment

        At December 31, 2005, we have outstanding borrowings of $10.3 million on a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our aerospace segment and $1.7 million was available for future borrowings at December 31, 2005. Borrowings under the facility are collateralized by a security interest in the assets of our aerospace segment. The loan bears interest at 1.0% over prime (8.25% at December 31, 2005) and we pay a non-usage fee of 0.5%. The credit facility matures in January 2007.

         Promissory Note - Real Estate

        At December 31, 2005, we have an outstanding loan of $13.0 million with Beal Bank, SSB. The loan is evidenced by a Promissory Note dated as of August 26, 2004, and is secured by a mortgage lien on the Company’s real estate in Huntington Beach CA, Fullerton CA and Wichita KS. Interest on the note is at the rate of one-year LIBOR (determined on an annual basis), plus 6% (10.26% at December 31, 2005), and is payable monthly. The loan matures on October 31, 2007, provided that the Company may extend the maturity date for one year, during which time the interest rate shall be one-year LIBOR plus 8%. The promissory note agreement contains a prepayment penalty of 5% if prepaid after September 2005, and before September 2006; and 3% if prepaid between September 2006 and October 30, 2007. On December 31, 2005, approximately $1.2 million of the loan proceeds were held in escrow to fund specific improvements to the mortgaged property.

         Guarantees

        At December 31, 2005, we included $1.8 million as debt for guarantees assumed by us of retail shop partners indebtedness incurred for the purchase of store fittings in Germany. These guarantees were issued by our subsidiary in the sports & leisure segment. In addition, at December 31, 2005, approximately $1.5 million of bank loans received by retail shop partners in the sports & leisure segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us.

         Letters of Credit

        We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee payment of our workers’ compensation liabilities. At December 31, 2005, we had contingent liabilities of $1,961, on commitments related to outstanding letters of credit which were secured by restricted cash collateral.

4.     PENSIONS AND POSTRETIREMENT BENEFITS

        The Company and its subsidiaries sponsor three qualified defined benefit pension plans and several other postretirement benefit plans. The components of net periodic benefit cost from these plans are as follows:

	Pension Benefits Three Months		Postretirement Benefits Three Months

	12/31/05	12/31/04	12/31/05	12/31/04

Service cost	$97	$107	$6	$22
Interest cost	2,626	2,795	519	737
Expected return on plan assets	(3,405)	(3,555)	—	—
Amortization of:
Prior service cost	90	78	(278)	(54)
Actuarial (gain)/loss	894	810	379	320

Net periodic benefit cost	$302	$235	$626	$1,025

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

5.     EARNINGS PER SHARE

        The following table illustrates the computation of basic and diluted loss per share:

	Three Months Ended

Basic loss per share:	12/31/0	5	12/31/0	4

Loss from continuing operations	$(10,247)		$(12,038)

Weighted average common shares outstanding	25,226		25,195

Basic loss from continuing operations per share	$(0.41)		$(0.48)

Diluted loss per share:
Loss from continuing operations	$(10,247)		$(12,038)

Weighted average common shares outstanding	25,226		25,195
Options	antidilut	ive	antidilut	ive

Total shares outstanding	25,226		25,195

Diluted loss from continuing operations per share	$(0.41)		$(0.48)

        Stock options entitled to purchase 781,413 and 1,029,603 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three months ended December 31, 2005 and December 31, 2004, respectively. The stock options could become dilutive in future periods.

6.     EQUITY SECURITIES

        We had 22,604,761 shares of Class A common stock and 2,621,412 shares of Class B common stock outstanding at December 31, 2005. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.

7.     CONTINGENCIES

         Environmental Matters

        Our operations are subject to stringent government imposed environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have had a material effect on our financial condition, results of operations, and net cash flows, and we have expended, and can be expected to expend in the future, significant amounts for the investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters.

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

        In October 2003, we learned that volatile organic compounds had been detected in amounts slightly exceeding regulatory thresholds in a town water supply well in East Farmingdale, New York. Recent sampling of groundwater from the extraction wells to be used in the remediation system for this site has indicated that contaminant levels at the extraction point are significantly higher than previous sampling results indicated. These compounds may, to an as yet undetermined extent, be attributable to a groundwater plume containing volatile organic compounds, which may have had its source, at least in part, from plant operations conducted by a predecessor of ours in Farmingdale. We are aiding East Farmingdale in its investigation of the source and extent of the volatile organic compounds, and may assist it in treatment. In fiscal 2005, we contributed approximately $1.0 million toward this remediation.

        We expensed $0.2 million in discontinued operations for environmental matters in the three months ended December 31, 2005. As of December 31, 2005 and September 30, 2005, the consolidated total of our recorded liabilities for environmental matters was approximately $10.3 million and $10.8 million, respectively, which represented the estimated probable exposure for these matters. On December 31, 2005, $1.1 million of these liabilities were classified as other accrued liabilities and $9.2 million were classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $14.8 million.

        The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $8.4 million, for our fastener business. To date, Alcoa has contacted us concerning potential environmental and legal claims for $12.3 million, which, while disputed, could exceed the $8.4 million indemnification liability included in the sales agreement. We do not believe that we will have any liability to Alcoa in excess of the indemnification amount included in the sales agreement. Accordingly, we have not recorded an additional accrual for these environmental claims at December 31, 2005. However, Alcoa may seek to claim that amounts in excess of the $8.4 million should be paid from the $25.0 million held in escrow, which we would dispute. If it becomes probable that we are liable for claims in excess of the indemnification amount included in the sales agreement, we will, at that time record the liability. We have commenced an arbitration action against Alcoa to determine the validity of its claims.

         Asbestos Matters

        On January 21, 2003, we and one of our subsidiaries were served with a third-party complaint in an action brought in New York by a non-employee worker and his spouse alleging personal injury as a result of exposure to asbestos-containing products. The defendant, which is one of many defendants in the action, had purchased a pump business from us, and asserts the right to be indemnified by us under its purchase agreement. This case was discontinued as to all defendants, thereby extinguishing the indemnity claim against us in the instant case. However, the purchaser has notified us of, and claimed a right to indemnity from us in relation to many thousands of other asbestos-related claims filed against it. We have not received enough information to assess the impact, if any, of the other claims. During the last twenty-nine months, we have been served directly by plaintiffs’ counsel in twenty-five cases related to the same pump business. Two of the nineteen cases were dismissed as to all defendants, based upon forum objections. We, in coordination with our insurance carriers, intend aggressively to defend ourselves against these claims.

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

         CL Motor Freight Litigation

        In July 2005, we received notice that the Workers Compensation Bureau of the State of Ohio is seeking reimbursement from us of approximately $7.3 million for CL Motor Freight Inc. workers’ compensation claims which were insured under a self-insured workers compensation program in Ohio from the 1950s until 1985. We did not receive any information from Ohio for many years. CL Motor Freight is a former wholly-owned subsidiary of ours, which filed for Bankruptcy protection in 1985. We are contesting this claim.

         Other Matters

        Two actions, styled Noto v. Steiner, et al., and Barbonel v. Steiner, et al., were commenced on November 18, 2004, and November 23, 2004, respectively, in the Court of Chancery of the State of Delaware in and for Newcastle County, Delaware. The plaintiffs allege that each is, or was, a shareholder of The Fairchild Corporation and purported to bring actions derivatively on behalf of the Company, claiming, among other things, that Fairchild executive officers received excessive pay and perquisites and that the Company’s directors approved such excessive pay and perquisites in violation of fiduciary duties to the Company. The complaints name, as defendants, all of the Company’s directors, its Chairman and Chief Executive Officer, its President and Chief Operating Officer, its former Chief Financial Officer, and its General Counsel. While the Company and its Officers and Directors believe it and they have meritorious defenses to these suits, and deny liability or wrongdoing with respect to any and all claims alleged in the suits, it and its Officers and Directors elected to settle to avoid onerous costs of defense, inconvenience and distraction. On April 1, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On May 18, 2005, the Court of Chancery of the State of Delaware in and for New Castle County declined to approve that proposed settlement of the actions. On October 24, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Supplemental Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On November 23, 2005, the Court of Chancery of the State of Delaware in and for New Castle County approved the proposed settlement of these actions. The Court’s order became final on December 23, 2005. As a result of the settlement, we recognized a reduction in our selling, general and administrative expense for approximately $4.7 million of proceeds we received from Mr. J. Steiner and our insurance carriers. As of December 31, 2005, we have liabilities of approximately $2.3 million for legal expenses associated with the shareholder litigation, which represented the remaining estimated and unpaid costs for these matters. In January 2006, we received approximately $0.9 million from our insurance carriers to pay for the plaintiffs’ and objector’s attorneys’ fees. Additionally, we are seeking reimbursement from our insurance carriers of an additional $2.4 million for our legal costs associated with this matter. Any reimbursement we recover will be recognized as a reduction in our general & administrative expenses at the time recovery becomes definite.

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

8.     DISCONTINUED OPERATIONS

         Shopping Center

        On December 21, 2005, we signed a definitive agreement to sell our Farmingdale, New York, power shopping center, Airport Plaza, to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank, for a total price of approximately $95 million. The purchaser has deposited $4.75 million into escrow to ensure its obligations and to seek the approval of our mortgage lender to assume our existing mortgage loan of approximately $53.8 million, or to defease the loan. Accordingly, we expect to receive net proceeds of approximately $41 million from this transaction. The closing will take place following the purchaser’s obtaining consent of the mortgage lender to its loan assumption, which could occur as early as March 2006. If the loan is defeased, the transaction may not close until as late as July 2006. The sale does not include several other undeveloped parcels of real estate that we own in Farmingdale, the largest of which is under contract of sale to the market chain, Stew Leonards. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities. We expect to recognize a gain from this transaction.

         Aerostructures Business

        On June 24, 2005, we completed the sale of our Fairchild Aerostructures business for $6.0 million to PCA Aerospace. The cash received from PCA Aerospace is subject to a post-closing adjustment based upon the net working capital of the business on January 1, 2005, compared with its net working capital as of June 24, 2005, which we have estimated to be approximately $1.5 million, and is included in accounts receivable at December 31, 2005. PCA Aerospace disputes the working capital post-closing adjustment, and also alleges that we owe PCA Aerospace $4.4 million. We have notified PCA Aerospace of our dispute of these claims. In connection with the sale, we have deposited with an escrow agent approximately $0.4 million to secure indemnification obligations we may have to PCA Aerospace. The escrow period is eighteen months. We decided to sell Fairchild Aerostructures, which was included in our aerospace segment, because we believe we received adequate fair value for a business whose performance was below our expectations and because its business was unrelated to other businesses we own. We used $0.9 million of the proceeds from the sale to repay a portion of our CIT revolving credit facility and we plan to use the remaining proceeds from the sale to reinvest in our existing operations. Fairchild Aerostructures was previously included in our aerospace segment.

        In addition, we are leasing property we own located in Huntington Beach, California, to PCA Aerospace through October 2007. We can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $6.0 million under a put option we hold which can be exercised upon the earlier of the Beal Bank loan being paid off (currently due in October 2007, but with extension options) or January 31, 2012. PCA Aerospace also holds a similar purchase option. At December 31, 2005, the book value of the Huntington Beach property was $3.0 million and we believe the current fair market value is approximately $5.5 million.

         Fastener Business

        On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. During the four-year period from 2003 to 2006, we are entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of stated threshold levels, up to a maximum of $12.5 million per calendar year. Deliveries exceeded the threshold aircraft delivery level needed for us to earn the full $12.5 million contingent payment for 2004 and 2003, respectively. Accordingly, we recognized a $12.5 million gain on disposal of discontinued operations in fiscal 2005 and fiscal 2004. The remaining threshold aircraft delivery level was 570 in 2005; and is 650 in 2006.

        Based upon press releases issued by Boeing and Airbus, and other publicly available information, 668 commercial aircraft were delivered by Boeing (290 aircraft) and Airbus (378 aircraft) in 2005. These deliveries exceeded the 602 threshold aircraft delivery level needed for us to earn the full $12.5 million contingent payment for 2005, as set forth in the agreement to sell our fastener business to Alcoa. Accordingly, we recognized a gain of $12.5 million on the disposal of discontinued operations in the three months ended December 31, 2005. We expect to receive this amount in February 2006.

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

        The results of the shopping center, Fairchild Aerostructures, and the fastener business are recorded as earnings from discontinued operations, the components of which are as follows:

	Three months Ended
	12/31/05	12/31/04

Net revenues	$2,391	$4,729
Cost of revenues	1,617	4,179

Gross margin	774	550
Selling, general & administrative expense	441	283
Other income, net	(109)	(973)

Operating income	442	1,240
Investment income	22	—
Net interest expense	(826)	(800)

Earnings (loss) from discontinued operations before taxes	(362)	440
Income tax provision	(8)	—

Net earnings (loss) from discontinued operations	$(370)	$440

        The assets and liabilities of our Shopping Center are being reported as assets and liabilities of discontinued operations at December 31, 2005 and September 30, 2005, and were as follows:

	12/31/05	9/30/05

Current assets of discontinued operations:
Accounts receivable	$9	$60
Prepaid expenses and other current assets	1,713	1,410

	1,722	1,470

Noncurrent assets of discontinued operations:
Property, plant and equipment	90,879	90,781
Accumulated depreciation	(16,346)	(15,571)
Deferred Loan Costs	811	832
Other assets	2,976	3,082

	78,320	79,124

Current liabilities of discontinued operations:
Current maturities of long-term debt	(679)	(668)
Accounts payable	(630)	(415)
Accrued liabilities	(486)	(446)

	(1,795)	(1,529)

Noncurrent liabilities of discontinued operations:
Long-term debt	(53,137)	(53,313)
Other long-term liabilities	(168)	(168)

	(53,305)	(53,481)

Total net assets of discontinued operations	$24,942	$25,584

         Term Loan Agreement - Shopping Center

        At December 31, 2005, our subsidiary, Republic Thunderbolt, LLC, has outstanding borrowings of $53.8 million on a non-recourse 10-year term loan financing of our Airport Plaza shopping center in Farmingdale, New York. The interest rate is fixed at 6.2% for the term of the loan and the loan matures in January 2014. The loan requires the maintenance of a lock-box arrangement, whereby rental revenues are deposited and funds are automatically withdrawn to satisfy the monthly loan payments. After the monthly loan payments are made, the remaining funds are then disbursed to us. The loan does not have a subjective acceleration clause. In addition, the loan may not be prepaid until three months before its maturity, however, the loan may be assumed by other parties, or after June 2006, defeased. The loan is secured by the assets of our shopping center. On December 31, 2005, approximately $6.1 million of the loan proceeds were being invested in a long-term escrow account as collateral to fund certain contingent environmental matters.

9.     BUSINESS SEGMENT INFORMATION

        We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the historical results of our operations for the three months ended December 31, 2005 and 2004, respectively.

	Three Months Ended

	12/31/05	12/31/04

Revenues
Sports & Leisure Segment	$34,430	$43,115
Aerospace Segment	16,880	21,237
Real Estate Operations Segment	258	258
Intercompany Eliminations	(21)	(121)

Total	$51,547	$64,489

Operating Income (Loss)
Sports & Leisure Segment	$(7,100)	$(5,518)
Aerospace Segment	567	1,417
Real Estate Operations Segment	140	139
Corporate and Other	(2,760)	(6,444)

Total	$(9,153)	$(10,406)

Earnings (Loss) From Continuing
Operations Before Taxes
Sports & Leisure Segment	$(7,952)	$(6,633)
Aerospace Segment	234	1,121
Real Estate Operations Segment	(217)	(160)
Corporate and Other	(2,205)	(6,096)

Total	$(10,140)	$(11,768)

Assets	12/31/05	9/30/05

Sports & Leisure Segment	$156,239	$154,648
Aerospace Segment	45,591	42,848
Real Estate Operations Segment	116,138	117,226
Corporate and Other	132,600	132,338

Total	$450,568	$447,060

10.     SUBSEQUENT EVENTS

        On January 31, 2006, we entered into an €11.0 million ($13.0 million at December 31, 2005) seasonal credit line with Stadtsparkasse Düsseldorf, with €5.5 million of funding anticipated in February 2006. We believe that our cash resources will be sufficient to meet our seasonal needs in 2006. The seasonal financing facility is 80% guaranteed by the German State of North Rhine-Westphalia. The seasonal facility will reduce by €1.0 million per year and expires on June 30, 2008. We are holding discussions with other German banks, to commit to €5.5 million of the €11.0 million seasonal facility on a permanent basis, subsequent to the 2006 season, but to date, we have not received a positive indication from a second bank to participate in the seasonal financing. If we are unable to obtain a €5.0 million commitment from a second bank by October 30, 2006, we have undertaken to deposit €5.0 million as restricted cash with Stadtsparkasse Düsseldorf, in lieu of  €5.0 million  from the second bank, for the 2007 season. If we fail to do so, Stadtsparkasse Düsseldorf may reduce, by one half, its €10.0 million loan commitment for the 2007 season.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OFRESULTS
OF OPERATIONS AND FINANCIAL CONDITION

        The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. We have 100% ownership interests (directly and indirectly) in Fairchild Holding Corp. and Banner Aerospace Holding Company I, Inc. Fairchild Holding Corp. is the owner (directly and indirectly) of Republic Thunderbolt, LLC and effective November 1, 2003 and January 2, 2004, acquired ownership interests in Hein Gericke, PoloExpress, and IFW. Our principal operations are conducted through these entities. Our consolidated financial statements present the results of our shopping center (under contract to sell), our former fastener business (sold December 3, 2002), and Fairchild Aerostructures (sold June 24, 2005), as discontinued operations.

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

EXECUTIVE OVERVIEW

        Our business consists of three segments: sports & leisure, aerospace, and real estate operations. Our sports & leisure segment is engaged in the design and retail sale of protective clothing, helmets and technical accessories for motorcyclists in Europe and the design and distribution of such apparel and helmets in the United States. Our aerospace segment stocks a wide variety of aircraft parts, then distributes them to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies worldwide. Our real estate operations segment owns and leases a shopping center located in Farmingdale, New York (under contract to sell), and owns and rents two improved parcels located in Southern California.

        For the three months ended December 31, 2005, we reported a loss from continuing operations before income taxes of $10.1 million, as compared to a loss of $11.8 million for the three months ended December 31, 2004. The current quarter loss from continuing operations benefited from the settlement of the shareholder derivative litigation, which improved results by approximately $3.8 million. Excluding this item, the increased loss from continuing operations resulted primarily from lower revenues in our sports & leisure and aerospace segments. The seasonal inventory demands of our sports & leisure business has contributed primarily to our $7.4 million use of cash in our operating activities in the three months ended December 31, 2005. As of December 31, 2005, we have unrestricted cash, cash equivalents and short-term investments of $14.2 million, and available borrowing under lines of credit of $3.2 million. In addition, we expect to receive net cash of $12.5 million from Alcoa in February 2006, under the terms of our 2002 sale agreement and we received net cash of $2.9 million in January 2006, related to the settlement of our stockholders derivative litigation. Also, on January 31, 2006, we entered into an €11.0 million ($13.0 million at December 31, 2005) seasonal credit line with Stadtsparkasse Düsseldorf, with funding of €5.5 million anticipated in February 2006.

        We have undertaken a number of actions, which we believe will improve the results of Hein Gericke in 2006 and beyond including:

  Implementation of an internet sales shop.
  Tighter control over discretionary spending and promotional activities.
  Management changes, with emphasis on enhancing the supply chain.
  Implementation of a new computer system which provides improved sales and inventory management information and enhances operational efficiencies.

        In addition, we plan to:

  Improve our operational efficiency by further reducing overhead expenses.
  Enhance training programs for our sales people.
  Promote our internet sales shop.
  Identify strategic markets outside of Germany and the United Kingdom for possible expansion.

        We expect that cash on hand, cash proceeds received from the stockholder derivative litigation and proceeds due to us from Alcoa, cash available from lines of credit, including an €11.0 million ($13.0 million at December 31, 2005) seasonal line of credit, and proceeds received from dispositions of short-term investments and shopping center, will be adequate to satisfy our cash requirements during the next twelve months.

        In order to improve our liquidity, on December 21, 2005, we signed a definitive agreement to sell our Farmingdale, New York, power shopping center, Airport Plaza, to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank, for approximately $95 million. The purchaser has deposited into escrow $4.75 million to ensure its obligations and to seek the approval of our mortgage lender to assume our existing mortgage loan of approximately $53.8 million, or to defease the loan. The closing will take place following the purchaser’s obtaining consent of the mortgage lender to its loan assumption, which could occur as early as March 2006. If the loan is defeased, the transaction may not close until as late as July 2006. The sale does not include several other undeveloped parcels of real estate that we own in Farmingdale, New York, the largest of which is under contract of sale to the market chain, Stew Leonards. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities.

        Our cash needs are generally the highest during the first and second quarters of our fiscal year, when our sports and leisure segment purchases inventory in advance of the spring and summer selling seasons.

        In December 2005, we entered into discussions with an investment bank concerning our capital requirements. On December 26, 2005, we engaged the investment bank to seek on our behalf a commitment for a short-term loan to us of $20 million, against our agreement to sell our shopping center to KRC Acquisition Corp. The investment bank indicated to us that it was highly confident that it obtain a loan commitment, if needed, during the period of our seasonal trough. We chose not to consummate that loan, but could seek similar or other financing from the same or other lenders.

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

RESULTS OF OPERATIONS

         Business Transactions

        On June 24, 2005, we completed the sale of our Fairchild Aerostructures business for $6.0 million to PCA Aerospace. The cash received from PCA Aerospace is subject to a post-closing adjustment based upon the net working capital of the business on January 1, 2005, compared with its net working capital as of June 24, 2005, which we have estimated to be approximately $1.5 million, and is included in accounts receivable at December 31, 2005. PCA Aerospace disputes the working capital post-closing adjustment, and also alleges that we owe PCA Aerospace $4.4 million. We have notified PCA Aerospace of our dispute of these claims. In connection with the sale, we have deposited with an escrow agent approximately $0.4 million to secure indemnification obligations we may have to PCA Aerospace. The escrow period is eighteen months. We decided to sell Fairchild Aerostructures, which was included in our aerospace segment, because we believe we received adequate fair value for a business whose performance was below our expectations and because its business was unrelated to other businesses we own. We used $0.9 million of the proceeds from the sale to repay a portion of our CIT revolving credit facility and we used the remaining proceeds from the sale to reinvest in our existing operations.

         Consolidated Results

        We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. Because Fairchild Sports is a highly seasonal business, with an historic trend of a higher volume of sales and profits during the months of March through September, the discussion below should not be relied upon as a trend of our future results. The following table provides the revenues and operating income (loss) of our segments:

	Three Months Ended

	12/31/05	12/31/04

Revenues
Sports & Leisure Segment	$34,430	$43,115
Aerospace Segment	16,880	21,237
Real Estate Operations Segment	258	258
Intercompany Eliminations	(21)	(121)

Total	$51,547	$64,489

Operating Income (Loss)
Sports & Leisure Segment	$(7,100)	$(5,518)
Aerospace Segment	567	1,417
Real Estate Operations Segment	140	139
Corporate and Other	(2,760)	(6,444)

Total	$(9,153)	$(10,406)

        Revenues decreased by $12.9 million, or 20.1%, in the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005. The first three months of fiscal 2006, included reduced revenues of $8.7 million and $4.4 million in our sports & leisure segment and our aerospace segment, respectively. See segment discussion below for further details.

        Gross margin as a percentage of sales improved to 37.5% in the first three months of fiscal 2006, as compared to 33.9% in the first three months of fiscal 2005. An increase in margins at our sports & leisure segment helped partially offset the lower sales. Gross margins also improved at our aerospace segment due primarily to a change in product mix.

        Selling, general and administrative expense as a percentage of sales increased by 3.8% to 54.5% for the three months ended December 31, 2005, as compared to the first three months of fiscal 2005, due primarily to the lower volume of revenues. Selling, general and administrative expense for the three months ended December 31, 2005, also benefited from $4.7 million received by us from the settlement of the shareholder derivative litigation, offset partially by $0.6 million of related legal fees.

        Other income decreased $1.2 million for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004, due primarily to one-time items recognized in the prior period.

        Net interest expense was $2.8 million and $3.2 million for the three months ended December 31, 2005 and December 31, 2004, respectively. The decrease reflected lower interest expense on the $100 million interest rate contract due to higher variable interest rates in the United States. We settled the interest rate contract at the end of December 2005, which will lead to a reduction in interest expense from this factor over the next four quarters.

        Investment income increased $0.8 million for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004, and included a $0.5 million increase in gains realized on the sale of investments, a $0.1 million increase in other dividend income and a $0.2 million increase in the fair market value of investments classified as trading securities.

        The fair market value adjustment of our position in a ten-year $100 million interest rate contract improved by $0.8 million in the first three months of fiscal 2006, as compared to $1.7 million in the same period in fiscal 2005. The fair market value adjustment of this agreement reflected increasing interest rates and caused the favorable change in fair market value of the contract in these periods. We settled the interest rate contract at the end of December 2005, and accordingly we will have no further income or loss from this contract. The settlement allowed us to increase cash available for operations by approximately $2.5 million.

        The tax provision for the three months ended December 31, 2005 and December 31, 2004, represents $0.1 million of state taxes. No federal tax benefit was accrued, due to our foreign operations reporting a loss for the quarter and our annual projected loss for domestic operations. The tax provision for the three months ended December 31, 2004, represents foreign taxes withheld and state taxes.

        Earnings (loss) from discontinued operations include the results of our shopping center, which is under contract of sale, Fairchild Aerostructures prior to its sale, certain accounts receivable recovery efforts, and legal and environmental expenses associated with our former businesses. The loss from discontinued operations for the first three months of fiscal 2006 resulted from a $0.2 million loss at our shopping center and $0.2 million of environmental expenses. The earnings from discontinued operations for the first three months of fiscal 2005 resulted from a $0.3 million reduction in our environmental accrual, due to a settlement of a matter for an amount lower than its expected cost and a tax benefit of $0.5 million realized from the carryback of environmental remediation payments, offset partially from a $0.2 million loss at our shopping center, and a $0.3 million loss at Fairchild Aerostructures.

        We recognized a $12.5 million gain on the disposal of discontinued operations in each of the three months ended December 31, 2005 and December 31, 2004, due to $12.5 million of additional proceeds earned from the sale of the fastener business. No income tax expense was recorded due to our overall domestic tax loss.

Segment Results

Sports & Leisure Segment

        Our sports & leisure segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. Primary brand names of our products include Hein Gericke and Polo. Hein Gericke currently operates 145 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. Polo currently operates 87 retail shops in Germany and one shop in Switzerland. For the most part, the Hein Gericke retail stores sell Hein Gericke brand items, and the Polo retail stores sell Polo brand products. Both the Hein Gericke and Polo retail stores sell products of other manufacturers, the inventory of which is owned by the Company. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. The sports and leisure segment is a seasonal business, with an historic trend of a higher volume of sales and profits during March through September.

        Sales in our sports & leisure segment decreased by $8.7 million during the three months ended December 31, 2005, as compared to the three months ended December 31, 2004. Same store sales decreased by 5.3% in the current period, and sales at IFW decreased by 58.8%, due primarily to a reduction in sales to Harley-Davidson and Tucker-Rocky. Additionally, foreign currency exchange rates on the translation of European sales into U.S. dollars changed unfavorably by approximately 7.1% in the current period contributing $3.0 million to the sales decline. Average retail sales per square meter was $322.55 in the three months ended December 31, 2005, as compared to $366.82 in the three months ended December 31, 2004. The operating loss was $7.1 million for the three months ended December 31, 2005 as compared to $5.5 million for the three months ended December 31, 2004, and was adversely affected by difficult trading conditions in Germany and the reduction in business at IFW. The business improved its gross margins by 10.2%, despite the reduction in revenues.

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

Aerospace Segment

        Our aerospace segment has five locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, and one location provides overhaul and repair capabilities. The products distributed include: navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. Our location in Titusville, Florida, overhauls and repairs landing gear, pressurization components, instruments, and avionics. Customers include original equipment manufacturers, commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace segment decreased by $4.4 million, or 20.5%, in the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005. Sales in our aerospace segment benefited in the three months ended December 31, 2004, from the delivery of an unusually large order. Demand in the aerospace industry for the products we sell continue to be adversely affected by the financial difficulties of commercial airlines.

        Operating income decreased by $0.9 million, in the first quarter of 2006, as compared to the same period in fiscal 2005, due primarily to the decrease in volume of sales, offset partially by a slight increase in gross margin as a percentage of sales.

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

          The Fullerton property is leased to Alcoa through October 2007, and is expected to generate revenues and operating income in excess of $0.5 million per year. The Huntington Beach property is leased to PCA Aerospace through October 2007, and is expected to generate revenues and operating income of $0.4 million per year. We can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $6.0 million under a put option we hold which can be exercised upon the earlier of the time when a mortgage loan, which encumbers the property, is paid off (currently due in October 2007, but with extension options) or January 31, 2012. PCA Aerospace also holds a similar purchase option. At December 30, 2005, the book value of the Huntington Beach property was $3.0 million and we believe the current fair market value is approximately $5.5 million.

        In April 2005, we engaged Eastdil Realty Company, LLC, to explore opportunities for the sale of our Farmingdale, New York shopping center. In October 2005, our Board of Directors’ authorized management to sell the shopping center, and on December 21, 2005, we signed a definitive agreement to sell our center to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank, for approximately $95 million. The purchaser has deposited into escrow $4.75 million to ensure its obligations and has agreed to seek the approval of our mortgage lender to assume our existing mortgage loan of approximately $53.8 million, or to defease the loan. The closing will take place following purchaser’s obtaining consent of the mortgage lender to its loan assumption, which could occur as early as March 2006. If the loan is defeased, the transaction may not close until as late as July 2006. The results of the shopping center are included in discontinued operations. We expect to recognize a gain from this transaction.

Corporate

        The operating loss at corporate was reduced by $3.9 million in the first three months of fiscal 2006, as compared to the first three months of fiscal 2005, due primarily to the settlement of the shareholder derivative litigation in which we recognized a $4.1 million net reduction in general and administrative expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Total capitalization as of December 31, 2005 and September 30, 2005 was $182.9 million and $178.8 million, respectively. The three-month change in capitalization included a net increase of $3.9 million in debt resulting from $7.0 million of additional borrowings from our credit facilities, offset partially by approximately $1.9 million of term debt repayments and a $1.5 million reduction due to the change in foreign currency on debt denominated in euros. Equity decreased by $0.2 million, reflecting our $1.9 million net earnings, offset partially by a $1.7 million other comprehensive loss. Our combined cash and investment balances totaled $78.5 million on December 31, 2005, as compared to $97.9 million on September 30, 2005, and included restricted investments of $54.7 million and $64.4 million at December 31, 2005 and September 30, 2005, respectively.

        Net cash used for operating activities for the three months ended December 31, 2005, was $7.4 million and included a $20.9 million increase in net operating assets, principally related to the $12.5 million due from Alcoa and a $6.8 million increase in inventory, offset partially by $9.5 million of trading securities liquidated used to fund our operating requirements. Net cash used for operating activities for the three months ended December 31, 2004, was $14.9 million and included a $6.0 million liquidation of trading securities used to fund our cash requirements, including our $19.4 million increase in inventory.

        Net cash provided by investing activities for the three months ended December 31, 2005 was $7.2 million, and included $8.9 million of proceeds received from investment securities, offset by $2.3 million of capital expenditures. Net cash provided by investing activities for the three months ended December 31, 2004 was $2.3 million, and included $4.6 million of proceeds received from investment securities, offset partially by $2.4 million of capital expenditures.

        Net cash provided by financing activities was $0.8 million for the three months ended December 31, 2005, which reflected $11.8 million of debt repayments, including the liquidation of the $100 million interest rate contract, offset by $12.8 million received on additional borrowings. Net cash provided by financing activities was $3.8 million for the three months ended December 31, 2004, which reflects primarily $3.5 million of net borrowings, and $0.5 million received on repayment of shareholder loans.

        Our principal cash requirements include supporting our current operations, general and administrative expenses, capital expenditures, and the payment of other liabilities including postretirement benefits, environmental investigation and remediation costs, and litigation settlements and related costs. We expect that cash on hand, cash generated from the earnout due to us from Alcoa, proceeds due to us from the stockholder derivative litigation, cash available from lines of credit, and proceeds received from dispositions of short-term investments, will be adequate to satisfy our cash requirements during the next twelve months.

        In order to improve our liquidity, on December 21, 2005, we signed a definitive agreement to sell our Farmingdale, New York, power shopping center, Airport Plaza, to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank, for approximately $95 million. The purchaser deposited into escrow $4.75 million to ensure its obligations and to seek the approval of our mortgage lender to assume our existing mortgage loan of approximately $53.8 million, or to defease the loan. The closing will take place following purchaser’s obtaining consent of the mortgage lender to its loan assumption, which could occur as early as March 2006. If the loan is defeased, the transaction may not close until as late as July 2006. The sale does not include several other undeveloped parcels of real estate that we own in Farmingdale, New York, the largest of which is under contract of sale to the market chain, Stew Leonards. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities.

        Our cash needs are generally the highest during the first and second quarters of our fiscal year, when our sports and leisure segment purchases inventory in advance of the spring and summer selling seasons.

        On January 31, 2006, we entered into an €11.0 million ($13.0 million at December 31, 2005) seasonal credit line with Stadtsparkasse Düsseldorf, with €5.5 million of funding anticipated in February 2006. We believe that our cash resources will be sufficient to meet our seasonal needs in 2006. The seasonal financing facility is 80% guaranteed by the German State of North Rhine-Westphalia. The seasonal facility will reduce by €1.0 million per year and expires on June 30, 2008. We are holding discussions with other German banks, to commit to €5.5 million of the €11.0 million seasonal facility on a permanent basis, subsequent to the 2006 season, but to date, we have not received a positive indication from a second bank to participate in the seasonal financing. If we are unable to obtain a €5.0 million commitment from a second bank by October 30, 2006, we have undertaken to deposit €5.0 million as restricted cash with Stadtsparkasse Düsseldorf in lieu of €5.0 million from the second bank for the 2007 season.  If we fail to do so, Stadtsparkasse Düsseldorf may reduce, by one half, its €10.0 million loan commitment for the 2007 season.

        In December 2005, we entered into discussions with an investment bank concerning our capital requirements. On December 26, 2005, we engaged the investment bank to seek on our behalf a commitment for a short-term loan to us of $20 million, against our agreement to sell our shopping center to KRC Acquisition Corp. The investment bank indicated to us that it was highly confident that it obtain a loan commitment, if needed, during the period of our seasonal trough. We chose not to consummate that loan, but may seek similar or other financing from the same or other lenders.

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

        We may also consider raising cash to meet subsequent needs of our operations by issuing additional stock or debt, entering into partnership arrangements, liquidating assets or other means. Should the sale of our shopping center be delayed or not occur, we may be forced to liquidate other non-essential assets, and significantly reduce overhead expenses.

        The costs of being a small to mid-sized public company have increased substantially with the introduction and implementation of controls and procedures mandated by the Sarbanes Oxley Act of 2002. Audit fees and audit related fees have significantly increased over the past two years. Our increased costs also include the effects of acquisitions and additional costs related to compliance with various financing agreements. The costs to comply with Section 404 of the Sarbanes Oxley Act of 2002 alone substantially increased our audit and related costs to approximately $3.1 million in fiscal 2005, as compared to only $1.6 million in fiscal 2004. This increase is significant for a company of our size. We are considering all options for reducing costs, including opportunities to take our company private in the coming year.

        In February 2005, we announced our intention to purchase up to 500,000 shares of our outstanding Class A Common Stock. Through December 31, 2005, we acquired 61,800 shares at an average price of $3.12 per share, and have not purchased any shares since May 11, 2005.

Off Balance Sheet Items

        On December 31, 2005, approximately $1.5 million of bank loans received by retail shop partners in the sports & leisure segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us. These guarantees were assumed by us when we acquired the sports & leisure business. We have guaranteed loans to shop partners for the purchase of store fittings in certain locations where we sell our products. The loans are secured by the store fittings purchased to outfit our retail stores.

Contractual and Other Obligations

        At December 31, 2005, we had contractual commitments to repay long-term debt, including capital lease obligations. Payments due under these long-term obligations for the fiscal years ending September 30 are as follows: $20.1 million for 2006; $27.1 million for 2007; $8.2 million for 2008; $16.4 million for 2009; and $1.0 million for 2010.

        We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At December 31, 2005, we had contingent liabilities of $2.0 million on commitments related to outstanding letters of credit.

        Our operations enter into purchase commitments in the normal course of business.

        Based upon our actuary’s recent assumptions and projections, we do not expect additional cash contributions to our largest pension plan to be required until 2009. Current actuarial projections indicate contribution requirements of $1,180 in 2009, $1,970 in 2010 and a total of $11,420 in 2011 through 2015. We are required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

        In addition, we have $26.4 million classified as other long-term liabilities at December 31, 2005, including $13.8 million due to purchase the remaining 7.5% interest in PoloExpress in April 2008. The remaining $13.4 million of other long-term liabilities include environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

        Currently, we are not being audited by the IRS for any years. We have a $42.2 million tax liability at December 31, 2005. However, based on tax planning strategies, we do not anticipate having to satisfy the tax liability over the short-term.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities. We may use derivative financial instruments on a limited basis as additional risk management tools and not for speculative investment purposes.

        Interest Rate Risk: In May 2004, we issued a floating rate note with a principal amount of €25.0 million. Embedded within the promissory note agreement is an interest rate cap protecting one half of the €25.0 million borrowed. The embedded interest rate cap limits to 6%, the 3-month EURIBOR interest rate that we must pay on the promissory note. We paid approximately $0.1 million to purchase the interest rate cap. In accordance with SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. We are accounting for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument. At December 31, 2005, the fair value of this instrument is nominal.

        Foreign Currency Risk: We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, if we determine appropriate, we may consider utilizing foreign currency forward contracts in the future. For the three months ended December 31, 2005, we estimate that approximately 68% of our total revenues were derived from customers outside of the United States, with approximately 59% of our total revenues denominated in currencies other than the United States dollar. We estimate that revenue and operating expenses for the three months ended December 31, 2005 were lower by $3.0 million and $0.6 million, respectively, as a result of changes in exchange rates as compared to the three months ended December 31, 2004. At December 31, 2005, we had $32.9 million of working capital (current assets minus current liabilities) denominated in foreign currencies. At December 31, 2005, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency at December 31, 2005:

	Euro	UK Pound	Swiss Franc	Total Exposure

Revenues	74%	25%	1%	100%
Expenses	81%	18%	1%	100%
Working Capital	75%	24%	1%	100%

        A hypothetical 10% strengthening of the dollar during the quarter ended December 31, 2005 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $3.1 million and reduced operating expenses by approximately $3.5 million, resulting in a $0.4 million improvement in our operating loss as compared to what was actually reported. Working capital at December 31, 2005, would have been approximately $3.3 million lower than actually reported, if we had used this hypothetical stronger United States dollar. These numbers were estimated using the different hypothetical rate for the entire year and applying it evenly to all non United States dollar transactions.

        Inflation: We believe that inflation has not had a material impact on our results of operations for the three months ended December 31, 2005. However, we cannot assure you that future inflation would not have an adverse impact on our operating results and financial condition.

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

Changes in Internal Controls

        Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, which we refer to as the evaluation date. We aim to maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. Our disclosure controls and procedures were not effective at September 30, 2005 due to two material weaknesses noted in our annual report. We recently implemented policies and procedures that will document adequately the review and approval process of journal entries at our two subsidiaries which were found to have a material weakness as of September 30, 2005. Additionally, we are in the process of enhancing our procedures relating to accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles, to reduce the likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential could occur. There were no other significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended December 31, 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The information required to be disclosed under this Item is set forth in Footnote 7 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Pursuant to the sale of our fastener business to Alcoa, we have agreed that the Company may not declare dividends on its common stock for a period of five years ending on December 3, 2007.

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

        In identifying candidates for membership on the Board of Directors, the Committee will take into account all factors it considers appropriate, which may include (a) ensuring that the Board of Directors, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise, including expertise that could qualify a director as a “financial expert,” as that term is defined by the rules of the SEC, local or community ties, (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought and an ability to work collegially, and (c) appreciation of contemporary forms of governance, and the current regulatory environment. The Committee also may consider the extent to which the candidate would fill a present need on the Board of Directors.

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

For THE FAIRCHILD CORPORATION (Registrant) and as its Chief Financial Officer: By: /s/ JAMES G. FOX James G. Fox Chief Financial Officer and Senior Vice President, Finance

Date: February 9, 2006