Form 10-Q
period 2006-03-31
FAIRCHILD CORP
filed 2006-05-09
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006
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
[ ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Class	March 31, 2006

Class A Common Stock, $0.10 Par Value	22,604,761
Class B Common Stock, $0.10 Par Value	2,621,412

THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and
	September 30, 2005…………………………………………………………………….………...	3

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
	(Unaudited) for the Three and Six Months Ended March 31, 2006 and March 31, 2005…….….	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
	March 31, 2006 and March 31, 2005…………………………….…………...….………………	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)……………………………..	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition……...	20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk………………………………………	30

Item 4.	Controls and Procedures……………………………………………………………………………	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings………………………………………………………………………………….	32

Item 1A.	Risk Factors………….…………………………………………………………………………….	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds…………………………………….	32

Item 4.	Submission of Matter to a Vote of Security Holders..……………………………………………..	33

Item 5.	Other Information…………………………………………………………………………………..	33

Item 6.	Exhibits ……………………………….……………………………………………………………	33

All references in this Quarterly Report on Form 10-Q to the terms ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ the ‘‘Company’’ and ‘‘Fairchild’’ refer to The Fairchild Corporation and its subsidiaries. All references to ‘‘fiscal’’ in connection with a year shall mean the 12 months ended September 30th.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 (Unaudited) and September 30, 2005
(In thousands)

ASSETS

	3/31/06	9/30/05

Cash and cash equivalents	$14,606	$12,582
Short-term investments, including restricted investments of $5,693 and $4,965	7,064	15,698
Accounts receivable-trade, less allowances of $1,404 and $2,679	19,702	18,475
Inventories - finished goods	117,785	90,856
Current assets of discontinued operations	1,859	1,470
Prepaid expenses and other current assets	13,238	7,447

Total Current Assets	174,254	146,528

Property, plant and equipment, net of accumulated
depreciation of $21,684 and $18,453	58,463	57,718
Noncurrent assets of discontinued operations	78,101	79,124
Goodwill and intangible assets	42,474	42,665
Investments and advances, affiliated companies	2,831	3,786
Prepaid pension assets	32,341	31,239
Deferred loan costs	1,660	1,839
Long-term investments, including restricted investments of $53,511 and $59,419	62,558	69,652
Notes receivable	6,627	6,787
Other assets	7,423	7,722

TOTAL ASSETS	$466,732	$447,060

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 (Unaudited) and September 30, 2005
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	3/31/06	9/30/05

CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$49,250	$20,902
Accounts payable	49,727	22,612
Accrued liabilities:
Salaries, wages and commissions	9,762	10,187
Insurance	7,190	7,335
Interest	251	443
Other accrued liabilities	18,433	19,407
Current liabilities of discontinued operations	1,177	1,529

Total Current Liabilities	135,790	82,415

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	29,876	47,990
Fair value of interest rate contract	-	5,146
Other long-term liabilities	25,690	27,315
Pension liabilities	50,037	51,099
Retiree health care liabilities	26,727	27,459
Noncurrent income taxes	42,179	42,238
Noncurrent liabilities of discontinued operations	53,117	53,481

TOTAL LIABILITIES	363,416	337,143

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,480 shares issued and 22,605 shares outstanding;
entitled to one vote per share	3,047	3,047
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 shares issued and outstanding; entitled
to ten votes per share	262	262
Paid-in capital	232,547	232,457
Treasury stock, at cost, 7,875 shares
of Class A common stock	(76,352)	(76,352)
Retained earnings	9,965	20,206
Notes due from stockholders	(43)	(109)
Cumulative other comprehensive loss	(66,110)	(69,594)

TOTAL STOCKHOLDERS' EQUITY	103,316	109,917

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$466,732	$447,060

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)
For The Three (3) and Six (6) Months Ended March 31, 2006 and 2005
(In thousands, except per share data)

	Three Months Ended		Six Months Ended

REVENUE:	03/31/06	03/31/05	03/31/06	03/31/05

Net sales	$62,727	$79,697	$114,038	$144,049
Rental revenue	237	137	475	275

	62,964	79,834	114,513	144,324
COSTS AND EXPENSES:
Cost of goods sold	38,976	49,869	71,064	92,425
Cost of rental revenue	51	41	107	84
Selling, general & administrative	34,497	35,853	62,570	68,495
Pension & Postretirement	928	1,709	1,856	2,969
Other (income) expense, net	(712)	441	(1,285)	(1,307)
Amortization of intangibles	129	144	257	287

	73,869	88,057	134,569	162,953

OPERATING LOSS	(10,905)	(8,223)	(20,056)	(18,629)

Interest expense	(1,851)	(4,100)	(4,923)	(7,604)
Interest income	584	567	905	904

Net interest expense	(1,267)	(3,533)	(4,018)	(6,700)
Investment income	389	5,751	1,317	5,881
Increase in fair market value of interest rate contract	-	2,659	836	4,334

Loss from continuing operations before taxes	(11,783)	(3,346)	(21,921)	(15,114)
Income tax provision	(22)	(84)	(87)	(153)
Equity in loss of affiliates, net	(957)	-	(999)	(200)

Loss from continuing operations	(12,762)	(3,430)	(23,007)	(15,467)
Earnings (loss) from discontinued operations, net	637	(470)	266	(30)
Gain on disposal of discontinued operations, net	-	-	12,500	12,500

NET LOSS	$(12,125)	$(3,900)	$(10,241)	$(2,997)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,115	748	68	2,430
Unrealized holding changes on derivatives	-	26	299	27
Unrealized periodic holding changes on securities	4,118	(525)	3,117	1,828

Other comprehensive income	5,233	249	3,484	4,285

COMPREHENSIVE INCOME (LOSS)	$(6,892)	$(3,651)	$(6,757)	$1,288

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(0.51)	$(0.14)	$(0.91)	$(0.62)
Earnings (loss) from discontinued operations, net	0.03	(0.01)	0.01	-
Gain on disposal of discontinued operations, net	-	-	0.50	0.50

NET LOSS	$(0.48)	$(0.15)	$(0.40)	$(0.12)

Weighted average shares outstanding:
Basic and Diluted	25,226	25,245	25,226	25,219

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For The Six (6) Months Ended March 31, 2006 and 2005
(In thousands)

	3/31/06	3/31/05

Cash flows from operating activities:
Net loss	$(10,241)	$(2,997)
Depreciation and amortization	3,291	3,546
Amortization of deferred loan fees	469	821
Stock compensation expense	90	-
Unrealized holding gain on interest rate contract	(836)	(4,334)
Undistributed loss of affiliates, net	998	200
Change in trading securities	9,318	(4,422)
Change in operating assets and liabilities	(13,775)	(5,380)
Non-cash charges and working capital changes of discontinued operations	(12,280)	(12,048)

Net cash used for operating activities	(22,966)	(24,614)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,120)	(6,508)
Net proceeds received from investment securities	11,204	7,501
Net proceeds received from the sale of discontinued operations	12,500	12,500
Equity investment in affiliates	(43)	258
Changes in notes receivable	548	294
Investing activities of discontinued operations	41	(226)

Net cash provided by investing activities	20,130	13,819
Cash flows from financing activities:
Proceeds from issuance of debt	23,584	21,485
Debt repayments	(13,849)	(11,203)
Payment of interest rate contract	(4,310)	-
Payment of financing fees	(289)	(17)
Purchase of treasury stock	-	(170)
Loan repayments from stockholders'	66	631
Net cash used for financing activities of discontinued operations	(343)	(393)

Net cash provided by financing activities	4,859	10,333
Effect of exchange rate changes on cash	1	900

Net change in cash and cash equivalents	2,024	438
Cash and cash equivalents, beginning of the year	12,582	12,849

Cash and cash equivalents, end of the period	$14,606	$13,287

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data)

1. FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2006, and the condensed consolidated statements of operations and other comprehensive income (loss) and cash flows for the periods ended March 31, 2006 and 2005 have been prepared by us, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006, and for all periods presented, have been made. These adjustments include certain reclassifications to reflect the sale of Fairchild Aerostructures and the pending sale of our shopping center as discontinued operations. The condensed consolidated balance sheet at September 30, 2005 was reclassified from the audited financial statements as of that date.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2005 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Statement 123R amends certain aspects of Statement 123 and now requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. In accordance with Statement 123R, we have elected to implement Statement 123R on a modified prospective basis, and to use the Black-Scholes valuation model in calculating fair value of the cost of stock-based employee compensation plans. That cost will be recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We adopted Statement 123R on October 1, 2005, and accordingly, we recognized $90 of compensation cost in the six months ended March 31, 2006. No tax benefit and deferred tax asset were recognized on the compensation cost because of our domestic full valuation allowance against deferred tax assets.

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and prior to adoption of Statement 123R, we used the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, for our stock-based employee compensation plans. Since the exercise price and the fair value of the underlying stock were the same on the grant date, no compensation cost was recognized for the granting of stock options to our employees in the three and six months ended March 31, 2005. If stock options previously granted were accounted for based on their fair value as determined under Statement 123, our pro forma results for the three and six months ended March 31, 2005, would be as follows:

	Three Months	Six Months

	3/31/05	3/31/05

Net loss, as reported	$(3,900)	$(2,997)
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(91)	(182)

Pro forma net loss	$(3,991)	$(3,179)

Basic and diluted loss per share:
As reported	$(0.15)	$(0.12)
Pro forma	$(0.16)	$(0.13)

The pro forma effects of applying SFAS 123 may not be representative of the effects on reported net results for future years. Our employee stock option plan ends in April 2006, and no new plan is being proposed at this time. We issued stock options to exercise 3,000 and 6,000 shares of Class A common stock during the three months ended March 31, 2006 and March 31, 2005, respectively. On March 31, 2006, we had outstanding stock option awards of 770,087, of which 637,108 stock option awards were vested.

2. CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents and investments at March 31, 2006 consist primarily of investments in United States government securities, investment grade corporate bonds, and equity securities which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:

	March 31, 2006		September 30, 2005

	Aggregate		Aggregate

	Fair	Cost	Fair	Cost
	Value	Basis	Value	Basis

Cash and cash equivalents:
U.S. government securities	$-	$-	$16	$16
Money market and other cash funds	14,606	14,606	12,566	12,566

Total cash and cash equivalents	$14,606	$14,606	$12,582	$12,582

`
Short-term investments:
Money market funds - restricted	$5,693	$5,693	$4,965	$4,965
Trading securities - equity securities	1,371	1,371	10,733	10,733

Total short-term investments	$7,064	$7,064	$15,698	$15,698

Long-term investments:
U.S. government securities - restricted	$509	$509	$9,547	$9,547
Money market funds - restricted	9,399	9,399	10,438	10,436
Corporate bonds - restricted	23,476	24,184	23,741	24,319
Equity securities - restricted	20,127	15,890	15,693	15,065
Available-for-sale equity securities	4,948	3,612	5,309	3,612
Other investments	4,099	4,099	4,924	4,924

Total long-term investments	$62,558	$57,693	$69,652	$67,903

Total cash equivalents and investments	$84,228	$79,363	$97,932	$96,183

  On March 31, 2006 and September 30, 2005, we had restricted investments of $59,204 and $64,384 respectively, all of which are maintained as collateral for certain debt facilities, a put option to purchase the remaining interest in Polo, environmental matters, and escrow arrangements. On March 31, 2006 and September 30, 2005, we had cash of $10,210 and $9,070, respectively, held by our European subsidiaries which have debt agreements that place certain restrictions on the amount of cash that may be transferred outside the borrowing companies. For additional information on Debt see Note 3.

On March 31, 2006, we had gross unrealized holding gains from available-for-sale securities of $5,614 and gross unrealized losses from available-for-sale securities of $750. On September 30, 2005, we had gross unrealized holding gains from available-for-sale securities of $2,445 and gross unrealized losses from available-for-sale securities of $697.

3. DEBT

At March 31, 2006 and September 30, 2005, notes payable and long-term debt consisted of the following:

	March 31,	Sept. 30,
	2006	2005

Revolving credit facilities - Fairchild Sports	$14,575	$8,917
Seasonal loan - Fairchild Sports	6,642	-
Other short-term debt, collateralized by assets	1,552	-
Current maturities of long-term debt	26,481	11,985

Total notes payable and current maturities of long-term debt	49,250	20,902

Term loan agreement - Fairchild Sports	20,288	25,301
Promissory note - Real Estate	13,000	13,000
CIT revolving credit facility - Aerospace	10,750	8,164
GMAC credit facility - Fairchild Sports	3,869	3,650
Capital lease obligations	3,424	4,597
Other notes payable, collateralized by assets	5,026	5,263
Less: current maturities of long-term debt	(26,481)	(11,985)

Net long-term debt	29,876	47,990

Total debt (a)	$79,126	$68,892

(a) - excludes $53,638 at March 31, 2006 and $53,981 at September 30, 2005 of debt for our shopping center classified as a discontinued operation. (See Note 8).

 Credit Facilities at Fairchild Sports

On March 1, 2006, we entered into an €11.0 million ($13.2 million at March 31, 2006) seasonal credit line with Stadtsparkasse Düsseldorf, with half of the facility available to us for the 2006 season and €5.5 million ($6.6 million) of borrowings outstanding at March 31, 2006. The seasonal credit line bears interest at 2.75% over the three-month Euribor rate (5.24% at March 31, 2006) and we must pay a 1.25% per annum non-utilization fee on the available facility during the seasonal drawing period. The seasonal financing facility is 80% guaranteed by the German State of North Rhine-Westphalia. The seasonal facility will reduce by €1.0 million per year and expires on June 30, 2008. We are holding discussions with other German banks, to commit to one half of the seasonal facility on a permanent basis, subsequent to the 2006 season, but to date, we have not received a positive indication from a second bank to participate in the seasonal financing. If we are unable to obtain a €5.0 million commitment from a second bank by October 30, 2006, we have undertaken to deposit €5.0 million as restricted cash with Stadtsparkasse Düsseldorf in lieu of €5.0 million from the second bank, for the 2007 season. If we fail to do so, Stadtsparkasse Düsseldorf may reduce, by one half, its €10.0 million loan commitment for the 2007 season.

At March 31, 2006, our German subsidiary, Hein Gericke Deutschland GmbH and its German partnership, PoloExpress, had outstanding borrowings of $34.9 million due under its credit facilities with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt KGaA. The revolving credit facility provides a credit line of €10.0 million ($11.4 million outstanding, and $0.6 million available at March 31, 2006), at interest rates of 3.5% over the three-month Euribor (6.0% at March 31, 2006), and matures annually. Outstanding borrowings under the term loan facility have blended interest rates, with $17.3 million bearing interest at 1% over the three-month Euribor rate (3.5% at March 31, 2006), with an interest rate cap protection in which our interest expense would not exceed 6% on 50% of debt, and the remaining $3.0 million bearing interest at a fixed rate of 6%. The term loans mature on March 31, 2009, and are secured by the assets of Hein Gericke Deutschland GmbH and PoloExpress and specified guarantees provided by the German State of North Rhine-Westphalia.

The loan agreements require Hein Gericke Deutschland and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke Deutschland to maintain equity of €44.5 million ($53.7 million at March 31, 2006), as defined in the loan contract. No dividends may be paid by Hein Gericke Deutschland unless such covenants are met, and dividends may then be paid only up to its consolidated after tax profits. As of March 31, 2006, Hein Gericke Deutschland borrowed approximately $13.6 million (€11.3 million) from our subsidiary, Fairchild Holding Corp., which is not subject to any restriction against repayment. At March 31, 2006, we were in compliance with the loan covenants.

At March 31, 2006, our subsidiary, Hein Gericke UK had outstanding borrowings of $3.9 million (£2.2 million) on its £5.0 million ($8.7 million) credit facility with GMAC. The loan bears interest at 2.25% above the base rate of Lloyds TSB Bank Plc and matures on April 30, 2007. We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK and an investment with a fair market value of $4.1 million at March 31, 2006. The credit facility requires Hein Gericke UK to maintain compliance with certain covenants. The most restrictive covenant requires Hein Gericke UK to maintain a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined. At March 31, 2006, Hein Gericke UK missed its EBITDA target by approximately £0.3 million ($0.6 million). Accordingly, this debt was classified in notes payable and current maturities of long-term debt on our balance sheet at March 31, 2006. We have held discussions with GMAC and anticipate that a waiver of the covenant violation will be granted. If a waiver is not granted, the lender may accelerate the term of the loan and demand immediate repayment. There is no cross default with any of our other outstanding debt agreements as a result of the covenant violation.

Under an $8.0 million line of credit agreement with City National Bank that expires on June 30, 2006, our subsidiary, IFW may borrow up to $3.0 million for working capital needs and the remainder for letters of credit. Letters of credit which mature may be converted to a banker’s acceptance with a maturity date of up to 90 days. Interest is payable monthly at the bank’s prime interest rate. The interest rate at March 31, 2006 was 7.5%. At March 31, 2006, $0.4 million and $2.8 million were outstanding under this facility in the form of banker’s acceptance notes and for working capital requirements, respectively. The line of credit is collateralized by substantially all assets of IFW, is guaranteed by us, and contains financial covenants. The most restrictive covenants include maintaining a tangible net worth plus subordinated debt of not less than $5.5 million, and a ratio of total senior liabilities to tangible net worth plus subordinated debt of not more than 2-to-1. The Company was in compliance with these covenants as of March 31, 2006.

 Credit Facility at Aerospace Segment

At March 31, 2006, we have outstanding borrowings of $10.8 million under a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our aerospace segment and $1.7 million was available for future borrowings at March 31, 2006. Borrowings under the facility are collateralized by a security interest in the assets of our aerospace segment. The loan bears interest at 1.0% over prime (8.5% at March 31, 2006) and we pay a non-usage fee of 0.5%. The credit facility matures in January 2007.

 Promissory Note - Real Estate

At March 31, 2006, we have an outstanding loan of $13.0 million with Beal Bank, SSB. The loan is evidenced by a Promissory Note dated as of August 26, 2004, and is secured by a mortgage lien on the Company’s real estate in Huntington Beach CA, Fullerton CA and Wichita KS. Interest on the note is at the rate of one-year LIBOR (determined on an annual basis), plus 6% (10.26% at March 31, 2006), and is payable monthly. The loan matures on October 31, 2007, provided that the Company may extend the maturity date for one year, during which time the interest rate shall be one-year LIBOR plus 8%. The promissory note contains a prepayment penalty of 5%, if prepaid after September 2005, and before September 2006; and 3% if prepaid between September 2006 and October 30, 2007. On March 31, 2006, approximately $1.2 million of the loan proceeds were held in escrow to fund specific improvements to the mortgaged property.

 Guarantees

At March 31, 2006, we included $1.3 million as debt for guarantees Hein Gericke Deutschland and PoloExpress retail shop partners’ indebtedness incurred by the shop partners’ for the purchase of store fittings in Germany. These guarantees were issued by our subsidiary in the sports & leisure segment. In addition, at March 31, 2006, approximately $1.6 million of bank loans received by retail shop partners in the sports & leisure segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us. These guarantees were not assumed by us when we acquired the sports & leisure business. The loans are secured by the store fittings purchased to outfit our retail stores.

Letters of Credit

We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee payment of our workers’ compensation liabilities. At March 31, 2006, we had contingent liabilities of $1,961, on commitments related to outstanding letters of credit which were secured by restricted cash collateral.

4. PENSIONS AND POSTRETIREMENT BENEFITS

The Company and its subsidiaries sponsor three qualified defined benefit pension plans and several other postretirement benefit plans. The components of net periodic benefit cost from these plans are as follows:

	Pension Benefits				Postretirement Benefits

	Three Months		Six Months		Three Months		Six Months

	3/31/06	3/31/05	3/31/06	3/31/05	3/31/06	3/31/05	3/31/06	3/31/05

Service cost	$96	$108	$193	$355	$7	$22	$13	$44
Interest cost	2,626	3,244	5,252	5,899	518	737	1,037	1,474
Expected return on plan assets	(3,405)	(3,555)	(6,810)	(7,110)	-	-	-	-
Amortization of:
Prior service cost	91	77	181	155	(278)	(54)	(556)	(108)
Actuarial (gain)/loss	894	810	1,788	1,620	379	320	758	640

Net periodic benefit cost	$302	$684	$604	$919	$626	$1,025	$1,252	$2,050

Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974, or local statutory law. Based upon the Employee Retirement Income Security Act of 1974 and our actuary’s current assumptions and projections, we would not have to provide additional cash contributions to the largest pension plan until 2009. These current actuarial projections indicate contribution requirements of $1,180 in 2009, $1,970 in 2010 and a total of $11,420 in 2011 through 2015. Under current law, we are required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

5. EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended

Basic loss per share:	3/31/06	3/31/05	3/31/06	3/31/05

Loss from continuing operations	$(12,762)	$(3,430)	$(23,007)	$(15,467)

Weighted average common shares outstanding	25,226	25,245	25,226	25,219

Basic loss from continuing operations per share	$(0.51)	$(0.14)	$(0.91)	$(0.62)

Diluted loss per share:

Loss from continuing operations	$(12,762)	$(3,430)	$(23,007)	$(15,467)

Weighted average common shares outstanding	25,226	25,245	25,226	25,219
Options	antidilutive	antidilutive	antidilutive	antidilutive

Total shares outstanding	25,226	25,245	25,226	25,219

Diluted loss from continuing operations per share	$(0.51)	$(0.14)	$(0.91)	$(0.62)

Stock options entitled to purchase 768,120 and 774,840 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and six months ended March 31, 2006, respectively. Stock options entitled to purchase 1,017,787 and 1,023,760 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and six months ended March 31, 2005, respectively. The stock options could become dilutive in future periods.

6. EQUITY SECURITIES

 We had 22,604,761 shares of Class A common stock and 2,621,412 shares of Class B common stock outstanding at March 31, 2006. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.

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

In October 2003, we learned that volatile organic compounds had been detected in amounts slightly exceeding regulatory thresholds in a town water supply well in East Farmingdale, New York. Recent sampling of groundwater from the extraction wells to be used in the remediation system for this site has indicated that contaminant levels at the extraction point are significantly higher than previous sampling results indicated. These compounds may, to an as yet undetermined extent, be attributable to a groundwater plume containing volatile organic compounds, which may have had its source, at least in part, from plant operations conducted by a predecessor of ours in Farmingdale. We are aiding East Farmingdale in its investigation of the source and extent of the volatile organic compounds, and may assist it in treatment. In the first six months of fiscal 2006, we contributed approximately $0.3 million toward this remediation.

We expensed $0.2 million in discontinued operations for environmental matters in the six months ended March 31, 2006. As of March 31, 2006 and September 30, 2005, the consolidated total of our recorded liabilities for environmental matters was approximately $9.9 million and $10.8 million, respectively, which represented the estimated probable exposure for these matters. On March 31, 2006, $1.1 million of these liabilities were classified as other accrued liabilities and $8.8 million were classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $15.4 million.

The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $10.4 million, for our fastener business. To date, Alcoa has contacted us concerning potential environmental and legal claims for approximately $16.0 million, which, while disputed, could exceed the $10.4 million indemnification liability included in the sales agreement. We do not believe that we will have any liability to Alcoa in excess of the indemnification amount included in the sales agreement. Accordingly, we have not recorded an additional accrual for these environmental claims at March 31, 2006. However, Alcoa may seek to claim that amounts in excess of the $10.4 million should be paid from the $25.0 million held in escrow, which we would dispute. If it becomes probable that we are liable for claims in excess of the indemnification amount included in the sales agreement, we will, at that time record the liability. We have commenced an arbitration action against Alcoa to determine the validity of its claims.

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

CL Motor Freight Litigation

In July 2005, we received notice from the Ohio Bureau of Workers Compensation that it is seeking reimbursement from us of approximately $7.3 million for CL Motor Freight Inc. workers’ compensation claims which were insured under a self-insured workers compensation program in Ohio from the 1950s until 1985. In March 2006, we received a letter from the Ohio Bureau of Workers Compensation increasing the amount of reimbursement it is seeking from us to approximately $7.7 million and suggesting a meeting to discuss a settlement. Prior to July 2005, we had not received any communication from the Ohio Bureau of Workers Compensation for many years. CL Motor Freight is a former wholly-owned subsidiary of ours, which filed for Bankruptcy protection in 1985. We are contesting this claim.

 Other Matters

Two actions, styled Noto v. Steiner, et al., and Barbonel v. Steiner, et al., were commenced on November 18, 2004, and November 23, 2004, respectively, in the Court of Chancery of the State of Delaware in and for Newcastle County, Delaware. The plaintiffs allege that each is, or was, a shareholder of The Fairchild Corporation and purported to bring actions derivatively on behalf of the Company, claiming, among other things, that Fairchild executive officers received excessive pay and perquisites and that the Company’s directors approved such excessive pay and perquisites in violation of fiduciary duties to the Company. The complaints name, as defendants, all of the Company’s directors, its Chairman and Chief Executive Officer, its President and Chief Operating Officer, its former Chief Financial Officer, and its General Counsel. While the Company and its Officers and Directors believe it and they have meritorious defenses to these suits, and deny liability or wrongdoing with respect to any and all claims alleged in the suits, it and its Officers and Directors elected to settle to avoid onerous costs of defense, inconvenience and distraction. On April 1, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On May 18, 2005, the Court of Chancery of the State of Delaware in and for New Castle County declined to approve that proposed settlement of the actions. On October 24, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Supplemental Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On November 23, 2005, the Court of Chancery of the State of Delaware in and for New Castle County approved the proposed settlement of these actions. The Court’s order became final on December 23, 2005. As a result of the settlement, we recognized a reduction in our selling, general and administrative expense for approximately $4.7 million of proceeds we received from Mr. J. Steiner and our insurance carriers. As of March 31, 2006, we have liabilities of approximately $1.3 million for legal expenses associated with the shareholder litigation, which represented the remaining estimated and unpaid costs for these matters. In January 2006, we received approximately $0.9 million from our insurance carriers to pay for the plaintiffs’ and objector’s attorneys’ fees. In April 2006, we received approximately $0.8 million from our insurance carriers to pay for certain of our legal costs associated with this matter. Additionally, we are seeking reimbursement from our insurance carriers of an additional $1.6 million for our other legal costs associated with this matter. Any reimbursement we recover will be recognized as a reduction in our general & administrative expenses at the time recovery becomes definite. As a term of the settlement, we are required to add two independent members to our Board of Directors, whom we are seeking.

In connection with the sale of the fasteners business to Alcoa in December 2002, Alcoa demanded that the Company make a post-closing balance sheet adjustment which, if accepted by us, would have entitled Alcoa to approximately $8.1 million. We rejected the adjustment and, in response, Alcoa, without our authorization, withheld payment to us of $4.0 million of the amount due to us from the $12.5 million we earned based upon commercial aircraft deliveries in 2003. We filed a claim against Alcoa in regard to the post-closing balance sheet matter, which was then submitted to BDO Seidman, LLP for arbitration. On February 18, 2005, BDO Seidman resolved in our favor the dispute with Alcoa, finding that the $8.1 million adjustment Alcoa demanded was inappropriate and denying Alcoa’s request for reformation of the acquisition agreement entered into by Alcoa and us. We also filed a claim against Alcoa to collect the $4.0 million Alcoa, without our authorization, held back “in escrow” which Alcoa agreed was due to the Company, pending resolution of a post-closing balance sheet adjustment dispute. In March 2005, Alcoa paid the $4.0 million amount it unilaterally withheld from us which remained outstanding for over a year. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment, and we intend to continue to pursue Alcoa for adequate compensation on the amount it arbitrarily withheld from us, including reimbursement of damages and legal fees. In addition, Alcoa has asserted other claims which, if proven, would, according to Alcoa, aggregate in excess of $5.0 million. If Alcoa is correct and these other claims exceed $5.0 million, we may be required to reimburse Alcoa for the full amount, without benefit of a threshold set forth in the acquisition agreement under which we sold our fastener business to Alcoa. To date, Alcoa has contacted us concerning potential environmental and legal claims for approximately $16 million, which, while disputed, could exceed the $10.4 million indemnification reserve included in the sales agreement. We have notified Alcoa of our dispute of these matters and claims, and expect that resolution will require litigation, arbitration, or alternative dispute resolution methods.

We are involved in various other claims and lawsuits incidental to our business. We, either on our own or through our insurance carriers, are contesting these matters. In the opinion of management, the ultimate resolution of litigation against us, including that mentioned above, will not have a material adverse effect on our financial condition, future results of operations or net cash flows.

8. DISCONTINUED OPERATIONS

 Shopping Center

On December 21, 2005, we signed a definitive agreement to sell our Farmingdale, New York, power shopping center, Airport Plaza, to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank, for a total price of approximately $95 million. The purchaser has deposited $4.75 million into escrow to ensure its obligations and to seek the approval of our mortgage lender to assume our existing mortgage loan of approximately $53.6 million, or to defease the loan. Accordingly, we expect to receive net proceeds of approximately $40 million from this transaction. The closing will take place following the purchaser’s obtaining consent of the mortgage lender to its loan assumption, which could occur as early as May 2006. If the loan is defeased, the transaction may not close until as late as July 2006. The sale does not include several other undeveloped parcels of real estate that we own in Farmingdale, the largest of which is under contract of sale to the market chain, Stew Leonards. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities. We expect to recognize a gain from this transaction. However, because of uncertain environmental liabilities, the gain may be delayed.

 Aerostructures Business

On June 24, 2005, we completed the sale of our Fairchild Aerostructures business for $6.0 million to PCA Aerospace. The cash received from PCA Aerospace is subject to a post-closing adjustment based upon the net working capital of the business on January 1, 2005, compared with its net working capital as of June 24, 2005, which we have estimated to be approximately $1.5 million, and is included in accounts receivable at March 31, 2006. PCA Aerospace disputes the working capital post-closing adjustment, and also alleges that we owe PCA Aerospace $4.4 million. We have notified PCA Aerospace of our dispute of these claims. In connection with the sale, we have deposited with an escrow agent approximately $0.4 million to secure indemnification obligations we may have to PCA Aerospace. The escrow period is eighteen months. We decided to sell Fairchild Aerostructures, which was included in our aerospace segment, because we believe we received adequate fair value for a business whose performance was below our expectations and because its business was unrelated to other businesses we own. We used $0.9 million of the proceeds from the sale to repay a portion of our CIT revolving credit facility and we used the remaining proceeds from the sale to reinvest in our existing operations. Fairchild Aerostructures was previously included in our aerospace segment.

In addition, we are leasing property we own located in Huntington Beach, California, to PCA Aerospace through October 2007. We can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $6.0 million under a put option we hold which can be exercised upon the earlier of the Beal Bank loan being paid off (currently due in October 2007, but with extension options) or January 31, 2012. PCA Aerospace also holds a similar purchase option. At March 31, 2006, the book value of the Huntington Beach property was $3.0 million and we believe the current fair market value is approximately $5.5 million.

Fastener Business

On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. During the four-year period from 2003 to 2006, we are entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of stated threshold levels, up to a maximum of $12.5 million per calendar year. Deliveries exceeded the threshold aircraft delivery level needed for us to earn the full $12.5 million contingent payment for calendar 2003 to 2005. Accordingly, we recognized a gain of $12.5 million on the disposal of discontinued operations in the six months ended March 31, 2006 and March 31, 2005. The remaining threshold aircraft delivery level is 650 in 2006.

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

The results of the shopping center, Fairchild Aerostructures, and the fastener business are recorded as earnings from discontinued operations, the components of which are as follows:

	Three Months Ended		Six Months Ended

	3/31/06	3/31/05	3/31/06	3/31/05

Net Revenues	$2,498	$4,773	$4,888	$9,502
Cost of Revenues	931	4,109	2,548	8,288

Gross Margin	1,567	664	2,340	1,214

Selling, general & Administrative expense	144	352	476	184
Other (income) expense, net	-	(17)	-	(35)

Operating income	1,423	329	1,864	1,065
Net interest expense	778	799	1,583	1,599

Earnings (loss) from discontinued operations before taxes	645	(470)	281	(534)
Income tax (provision) benefit	(8)	-	(15)	504

Net earnings (loss) from discontinued operations	$637	$(470)	$266	$(30)

The assets and liabilities of our Shopping Center are being reported as assets and liabilities of discontinued operations at March 31, 2006 and September 30, 2005, and were as follows:

	3/31/06	9/30/05

Current assets of discontinued operations:
Accounts receivable	$26	$60
Prepaid expenses and other current assets	1,833	1,410

	1,859	1,470

Noncurrent assets of discontinued operations:
Property, plant and equipment	90,741	90,781
Accumulated depreciation	(16,346)	(15,571)
Deferred loan costs	790	832
Other assets	2,916	3,082

	78,101	79,124

Current liabilities of discontinued operations:
Current maturities of long-term debt	(689)	(668)
Accounts payable	(105)	(415)
Accrued liabilities	(383)	(446)

	(1,177)	(1,529)

Noncurrent liabilities of discontinued operations:
Long-term debt	(52,949)	(53,313)
Other long-term liabilities	(168)	(168)

	(53,117)	(53,481)

Total net assets of discontinued operations	$25,666	$25,584

 Term Loan Agreement - Shopping Center

At March 31, 2006, our subsidiary, Republic Thunderbolt, LLC, has outstanding borrowings of $53.6 million on a non-recourse 10-year term loan financing of our Airport Plaza shopping center in Farmingdale, New York. The interest rate is fixed at 6.2% for the term of the loan and the loan matures in January 2014. The loan requires the maintenance of a lock-box arrangement, whereby rental revenues are deposited and funds are automatically withdrawn to satisfy the monthly loan payments. After the monthly loan payments are made, the remaining funds are then disbursed to us. The loan does not have a subjective acceleration clause. In addition, the loan may not be prepaid until three months before its maturity, however, the loan may be assumed by other parties, or after June 2006, defeased. The loan is secured by the assets of our shopping center. On March 31, 2006, approximately $6.0 million of the loan proceeds were being invested in a long-term escrow account as collateral to fund certain contingent environmental matters.

9. BUSINESS SEGMENT INFORMATION

We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the historical results of our operations for the three and six months ended March 31, 2006 and 2005, respectively.

	Three Months Ended		Six Months Ended

	3/31/06	3/31/05	3/31/06	3/31/05

Revenues
Sports & Leisure Segment	$43,316	$56,398	$77,745	$99,513
Aerospace Segment	19,411	23,299	36,293	44,536
Real Estate Operations Segment	258	258	518	518
Intercompany Eliminations	(21)	(121)	(43)	(243)

Total	$62,964	$79,834	$114,513	$144,324

Operating Income (Loss)
Sports & Leisure Segment	$(6,550)	$(2,812)	$(13,650)	$(8,329)
Aerospace Segment	1,231	1,977	1,798	3,393
Real Estate Operations Segment	57	116	196	255
Corporate and Other	(5,643)	(7,504)	(8,400)	(13,948)

Total	$(10,905)	$(8,223)	$(20,056)	$(18,629)

Earnings (Loss) From Continuing Operations Before Taxes
Sports & Leisure Segment	$(7,419)	$(4,051)	$(15,372)	$(10,684)
Aerospace Segment	896	1,621	1,131	2,743
Real Estate Operations Segment	(292)	(178)	(509)	(338)
Corporate and Other	(4,968)	(738)	(7,171)	(6,835)

Total	$(11,783)	$(3,346)	$(21,921)	$(15,114)

Assets	3/31/06	9/30/05

Sports & Leisure Segment	$186,014	$154,648
Aerospace Segment	47,375	42,848
Real Estate Operations Segment	115,842	117,226
Corporate and Other	117,501	132,338

Total	$466,732	$447,060

10. SUBSEQUENT EVENTS

On May 3, 2006, we entered into a credit agreement with The Bank of New York, as administrative agent and GoldenTree Asset Management, L.P., as collateral agent. The lenders under the Credit Agreement were GoldenTree Capital Opportunities, L.P. and GoldenTree Capital Solutions Fund Financing. Pursuant to the credit agreement, we borrowed from the lenders $30.0 million. The loan matures on May 3, 2010, subject to certain mandatory prepayment events described in the credit agreement. Interest on the loan is LIBOR plus 7.5%, per annum, with the initial interest rate fixed for the first six months. Subsequent interest periods may be selected by us, ranging from one month to six months, or, if consented to by the lenders, for 12 months.

The loan is secured by the stock of Banner Aerospace Holding Company I, Inc., (the parent of our aerospace segment), certain undeveloped real estate owned by us in Farmingdale, N.Y., condemnation proceeds we expect to receive for certain other real estate in Farmingdale, N.Y., and any remaining proceeds to be received by us in the future from the Alcoa transaction. Upon the sale or other monetization of the collateral, the proceeds from such collateral must be used to prepay the Loan. We may elect to retain 27.5% of the proceeds from the monetization of the collateral (instead of applying 100% of such proceeds to make a mandatory prepayment of the loan), provided that: the remaining collateral meet or exceed a collateral to loan value of 1.9:1, and we pay the lenders a fee of 3% of the retained proceeds. If the loan is voluntarily prepaid by us within the first three years of the loan, we must pay a prepayment penalty of 3% in year one, 2% in year two, or 1% in year three.

The credit agreement defines an “Available Amount” as $30 million, plus net cash proceeds from the sale of the Company’s shopping center, plus new money from any equity offerings and earnings from investments. During the term of the loan, the aggregate of the following may not exceed the Available Amount (unless consented to by the lenders): investments by the Company in Fairchild Sports or in any new company or new ventures; new acquisitions; guarantees by us of additional debt incurred by Fairchild Sports (with an exception for the existing guarantees); loans by us to Fairchild Sports (with an exception for the existing loans); and repurchases by us of our outstanding stock.

During the term of the loan:

•	We must maintain cash or cash equivalents equal to a minimum liquidity threshold of not greater than $20 million or less than $10 million.
•	a change of control whereby Jeffrey Steiner, Eric Steiner or Natalia Hercot cease to own a controlling interest in The Fairchild Corporation would be an event of default under the loan.

Subject to the covenants in the credit agreement, the proceeds of the loan may be used for general working capital purposes, investments, or stock repurchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. We have 100% ownership interests (directly and indirectly) in Fairchild Holding Corp., Republic Thunderbolt, LLC, and Banner Aerospace Holding Company I, Inc. Fairchild Holding Corp. is the owner of Hein Gericke, PoloExpress, and IFW. Our principal operations are conducted through these entities. Our consolidated financial statements present the results of our shopping center (under contract to sell), our former fastener business (sold December 3, 2002), and Fairchild Aerostructures (sold June 24, 2005), as discontinued operations.

The following discussion and analysis provide information which management believes is relevant to the assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT

Certain statements in this filing contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘will’’ and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: our ability to finance and successfully operate our retail businesses; our ability to accurately predict demand for our products; our ability to receive timely deliveries from vendors; our ability to raise cash to meet seasonal demands; our dependence on the retail and aerospace industries; our ability to maintain customer satisfaction and deliver products of quality; our ability to properly assess our competition; our ability to improve our operations to profitability status; our ability to liquidate non-core assets to meet cash needs; our ability to attract and retain highly qualified executive management; our ability to achieve and execute internal business plans; weather conditions in Europe during peak business season and on weekends; labor disputes; competition; foreign currency fluctuations; worldwide political instability and economic growth; military conflicts, including terrorist activities; infectious diseases; new legislation which may cause us to be required to fund our pension plan earlier than we had expected; and the impact of any economic downturns and inflation.

If one or more of these and other risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this financial discussion and analysis by management, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. We do not intend to update the forward-looking statements included in this filing, even if new information, future events or other circumstances have made them incorrect or misleading.

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

For the six months ended March 31, 2006, we reported a loss from continuing operations before income taxes of $21.9 million, as compared to a loss of $15.1 million for the six months ended March 31, 2005. The current six months loss from continuing operations benefited from the settlement of the shareholder derivative litigation, which improved results by approximately $4.5 million. Excluding this item, the increased loss from continuing operations resulted primarily from lower revenues in our sports & leisure and aerospace segments. The seasonal inventory demands of our sports & leisure business and the operating losses have contributed primarily to our $23.0 million use of cash in our operating activities in the six months ended March 31, 2006. As of March 31, 2006, we have unrestricted cash, cash equivalents and short-term investments of $16.0 million, and available borrowing under lines of credit of $3.2 million. Also, on March 1, 2006, we entered into an €11.0 million ($13.3 million at March 31, 2006) seasonal credit line with Stadtsparkasse Düsseldorf, and received funding of €5.5 million in March 2006.

We have undertaken a number of actions, which we believe will improve the results of Hein Gericke in 2006 and beyond including:

•	Implementation of an internet sales shop.
•	Tighter control over discretionary spending and promotional activities.
•	Management changes, with emphasis on enhancing the supply chain, sales and marketing.
•	Implementation of a new computer system which provides improved sales and inventory management information and enhances operational efficiencies.
•	Reduction of overhead expenses to improve our operational efficiency.

In addition, we plan to:

•	Enhance training programs for our sales people.
•	Modify marketing activities.
•	Promote our internet sales shop.
•	Identify strategic markets outside of Germany and the United Kingdom for possible expansion.

In order to improve our liquidity, on December 21, 2005, we signed a definitive agreement to sell our Farmingdale, New York, power shopping center, Airport Plaza, to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank, for approximately $95 million. The purchaser has deposited into escrow $4.75 million to ensure its obligations and is seeking approval to assume our existing mortgage loan of approximately $53.6 million, or will defease the loan. The closing will take place following the purchaser’s obtaining consent of the mortgage lender to its loan assumption, which could occur as early as May 2006. If the loan is defeased, the transaction may not close until as late as July 2006. The sale does not include several other undeveloped parcels of real estate that we own in Farmingdale, New York, the largest of which is under contract of sale to the market chain, Stew Leonards. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities.

On May 3, 2006, we decided to borrow $30.0 million from GoldenTree Capital Opportunities, L.P. and GoldenTree Capital Solutions Fund Financing to further improve our liquidity and provide us with flexible opportunities to:

•	Invest in our existing operations
•	Pursue acquisitions opportunities.
•	Provide a guarantee for any additional debt incurred by our sports & leisure segment
•	Repurchase our outstanding stock.

We expect that cash on hand, which includes cash proceeds received from the stockholder derivative litigation and the Alcoa earn-out, cash available from lines of credit, $30.0 million of proceeds received from a new credit agreement at Corporate, and proceeds received from dispositions of short-term investments and our shopping center, will be adequate to satisfy our cash requirements during the next twelve months.

Our cash needs at our sports & leisure segment are generally the highest during the first and second quarters of our fiscal year, when our sports and leisure segment purchases inventory in advance of the spring and summer selling seasons.

On March 1, 2006, we entered into an €11.0 million ($13.2 million at March 31, 2006) seasonal credit line with Stadtsparkasse Düsseldorf, with half of the facility available to us for the 2006 season and €5.5 million ($6.6 million) of borrowings outstanding at March 31, 2006. The seasonal credit line bears interest at 2.75% over the three-month Euribor rate (5.24% at March 31, 2006) and we must pay a 1.25% per annum non-utilization fee on the available facility during the seasonal drawing period. The seasonal financing facility is 80% guaranteed by the German State of North Rhine-Westphalia. The seasonal facility will reduce by €1.0 million per year and expires on June 30, 2008. We are holding discussions with other German banks, to commit to one half of the seasonal facility on a permanent basis, subsequent to the 2006 season, but to date, we have not received a positive indication from a second bank to participate in the seasonal financing. If we are unable to obtain a €5.0 million commitment from a second bank by October 30, 2006, we have undertaken to deposit €5.0 million as restricted cash with Stadtsparkasse Düsseldorf in lieu of €5.0 million from the second bank, for the 2007 season. If we fail to do so, Stadtsparkasse Düsseldorf may reduce, by one half, its €10.0 million loan commitment for the 2007 season.

In the event that our cash needs are substantially higher than projected, particularly during our seasonal trough, we will take additional actions to generate the required cash. These actions may include one or any combination of the following:

•	Liquidating investments and other non-core assets.
•	Obtaining additional borrowings from new lenders.
•	Eliminating, reducing, or delaying all non-essential services provided by outside parties, including consultants.
•	Significantly reducing our corporate overhead expenses.
•	Delaying purchases of inventory.

During the next several months, we plan to:

•	Consummate the closing of our shopping center sale.
•	Generate additional cash from borrowings and/or the sale of other non-core assets to support our operations and corporate needs.
•	Enhance operational efficiency by eliminating unprofitable product lines
•	Merging back office functions where practical.

RESULTS OF OPERATIONS

Business Transactions

On June 24, 2005, we completed the sale of our Fairchild Aerostructures business for $6.0 million to PCA Aerospace. The cash received from PCA Aerospace is subject to a post-closing adjustment based upon the net working capital of the business on January 1, 2005, compared with its net working capital as of June 24, 2005, which we have estimated to be approximately $1.5 million, and is included in accounts receivable at March 31, 2006. PCA Aerospace disputes the working capital post-closing adjustment, and also alleges that we owe PCA Aerospace $4.4 million. We have notified PCA Aerospace of our dispute of these claims. In connection with the sale, we have deposited with an escrow agent approximately $0.4 million to secure indemnification obligations we may have to PCA Aerospace. The escrow period is eighteen months. We decided to sell Fairchild Aerostructures, which was included in our aerospace segment, because we believe we received adequate fair value for a business whose performance was below our expectations and because its business was unrelated to other businesses we own. We used $0.9 million of the proceeds from the sale to repay a portion of our CIT revolving credit facility and we used the remaining proceeds from the sale to reinvest in our existing operations.

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

(In thousands)	Three Months Ended		Six Months Ended

	3/31/06	3/31/05	3/31/06	3/31/05

Revenues
Sports & Leisure Segment	$43,316	$56,398	$77,745	$99,513
Aerospace Segment	19,411	23,299	36,293	44,536
Real Estate Operations Segment	258	258	518	518
Intercompany Eliminations	(21)	(121)	(43)	(243)

Total	$62,964	$79,834	$114,513	$144,324

Operating Income (Loss)
Sports & Leisure Segment	$(6,550)	$(2,812)	$(13,650)	$(8,329)
Aerospace Segment	1,231	1,977	1,798	3,393
Real Estate Operations Segment	57	116	196	255
Corporate and Other	(5,643)	(7,504)	(8,400)	(13,948)

Total	$(10,905)	$(8,223)	$(20,056)	$(18,629)

Revenues decreased by $16.9 million, or 21.1%, in the second quarter of fiscal 2006, as compared to the second quarter of fiscal 2005. Revenues decreased by $29.8 million, or 20.7%, in the first six months of fiscal 2006, as compared to the first six months of fiscal 2005. The first six months of fiscal 2006, included reduced revenues of $21.8 million and $8.2 million in our sports & leisure segment and our aerospace segment, respectively. See segment discussion below for further details.

Gross margin as a percentage of sales improved to 37.7% in the first six months of fiscal 2006, as compared to 35.8% in the first six months of fiscal 2005. The increase in margins at our sports & leisure segment helped to partially offset the lower sales. Gross margins also improved at our aerospace segment due primarily to a change in product mix.

Selling, general and administrative expense as a percentage of sales increased to 54.6% for the six months ended March 31, 2006, as compared to 47.5% in the first six months of fiscal 2005, due primarily to the lower volume of revenues. Selling, general and administrative expense for the six months ended March 31, 2006, also benefited from $4.5 million received by us from the settlement of the shareholder derivative litigation, offset partially by $0.6 million of related legal fees.

Net interest expense was $4.0 million and $6.7 million for the six months ended March 31, 2006 and March 31, 2005, respectively. The decrease was due primarily to lower interest expense on the $100 million interest rate contract, which we settled in December 2005. The settlement of the $100 million interest rate contract will reduce interest expense over the next three quarters.

Investment income decreased by $4.6 million for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005, due primarily to the prior period including $5.3 million of income recognized from stock and dividends received from the demutalization of an insurance company.

The fair market value adjustment of our position in a ten-year $100 million interest rate contract improved by $0.8 million in the first six months of fiscal 2006, as compared to $4.3 million in the same period in fiscal 2005. The fair market value adjustment of this agreement reflected increasing interest rates and caused the favorable change in fair market value of the contract in these periods. We settled the interest rate contract at the end of December 2005, and accordingly we will have no further income or loss from this contract. The settlement allowed us to increase cash available for operations by releasing approximately $2.5 million of cash held in escrow in excess of the liability.

The tax provision for the six months ended March 31, 2006, represents $0.1 million of state taxes. No tax benefit was accrued, due to our domestic and foreign operations reporting a loss for the first six months and our annual projected loss for domestic operations. The tax provision for the six months ended March 31, 2005, represents foreign taxes withheld and state taxes.

Earnings (loss) from discontinued operations include the results of our shopping center, which is under contract of sale, Fairchild Aerostructures prior to its sale, certain accounts receivable recovery efforts, and legal and environmental expenses associated with our former businesses. The earnings from discontinued operations for the first six months of fiscal 2006 reflected $0.6 million of earnings recognized by our shopping center, due primarily to the discontinuance of depreciation expense on this asset held for sale, offset partially by $0.2 million of environmental expenses. The marginal loss from discontinued operations for the first six months of fiscal 2005 resulted from net losses of $0.4 million reported by our shopping center and $0.5 million from Fairchild Aerostructures offset partially by a $0.2 million reduction in our environmental accrual due to a settlement of a matter for an amount lower than its expected cost and a tax benefit of $0.5 million realized from the carryback of environmental remediation payments.

We recognized a $12.5 million gain on the disposal of discontinued operations in each of the six months ended March 31, 2006 and March 31, 2005, due to $12.5 million of additional proceeds earned from the sale of the fastener business. No income tax expense was recorded due to our overall tax loss in the United States.

Segment Results

Sports & Leisure Segment

Our sports & leisure segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. Primary brand names of our products include Hein Gericke and Polo. Hein Gericke currently operates 146 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. Polo currently operates 88 retail shops in Germany and one shop in Switzerland. For the most part, the Hein Gericke retail stores sell Hein Gericke brand items, and the Polo retail stores sell Polo brand products. Both the Hein Gericke and Polo retail stores sell products of other manufacturers, the inventory of which is owned by the Company. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. The sports and leisure segment is a seasonal business, with an historic trend of a higher volume of sales and profits during March through September.

  Sales in our sports & leisure segment decreased by $13.1 million and $21.8 million during the three and six months ended March 31, 2006, respectively, as compared to the three and six months ended March 31, 2005. Sales at IFW decreased by $5.8 million and $11.3 million during the three and six months ended March 31, 2006, respectively, as compared to the three and six months ended March 31, 2005, due to a reduction in sales to Harley-Davidson and Tucker-Rocky. Same store sales at our retail stores decreased by 7.7% in the current six month period. Additionally, foreign currency exchange rates on the translation of European sales into U.S. dollars changed unfavorably by approximately $8.3 million, or 8.4%, in the six month period. Average retail sales per square meter was $750.15 in the six months ended March 31, 2006, as compared to $878.27 in the six months ended March 31, 2005. Sales were down at Hein Gericke due to delays in inventory receipts which resulted in out-of-stock conditions on certain high demand items; a shift in the timing of an advertising campaign from March to April; and unusually harsh weather during March in Europe. Sales were down at Polo due to the harsh weather in March in Germany and higher sales generated in the prior period resulting from Polo celebrating its 25th anniversary. The operating loss was $6.6 million and $13.7 million for the three and six months ended March 31, 2006, respectively as compared to $2.8 million and $8.3 million for the three and six months ended March 31, 2005, respectively. The increase in the operating loss in the current periods was due primarily to the aforementioned sales decreases and the reduction in business at IFW. The business improved its gross margins as a percentage of sales by 1.6% over the six months ended March 31, 2006, which offset partially the reduction in revenues during this period.

Since the November 1, 2003 acquisition, Hein Gericke has initiated steps to advance its retail business in Germany. Hein Gericke is focusing on more efficient advertising and marketing to restore brand recognition and increase customer traffic previously enjoyed by Hein Gericke in Germany. A new ERP computer system operational at Polo, was expanded to encompass the operations of Hein Gericke. The new ERP computer system enables the business to operate in a more efficient manner. We believe relations with the suppliers of Fairchild Sports have improved since our acquisition. We have initiated a program to focus on optimal store location. This includes closing or relocating low performing stores, and opening new stores in England and elsewhere in Western Europe. We have also redesigned several stores to better present our products to customers. Recently, we have taken action to significantly reduce the staff at IFW and focus its future efforts on designing for private labels and its licensing business.

Aerospace Segment

Our aerospace segment has five locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, and one location provides overhaul and repair capabilities. The products distributed include: navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. Our location in Titusville, Florida, overhauls and repairs landing gear, pressurization components, instruments, and avionics. Customers include original equipment manufacturers, commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace segment decreased by $3.9 million, or 16.7%, in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. Sales in our aerospace segment decreased by $8.2 million, or 18.5%, in the first six months of fiscal 2006, as compared to the first six months of fiscal 2005. Sales in our aerospace segment benefited in the six months ended March 31, 2005, from the delivery of several unusually large orders. Demand in the aerospace industry for the products we sell continues to be adversely affected by the financial difficulties of commercial airlines.

Operating income decreased by $0.7 million and $1.6 million, in the three and six months ended March 31, 2006, respectively, as compared to the same periods in fiscal 2005. The change was due primarily to the decrease in volume of sales, offset partially by a 2.6% and 2.7% increase in gross margin as a percentage of sales in the three and six months ended March 31, 2006, respectively, as compared to the same periods in fiscal 2005, reflecting margin increases at two of the five locations.

Real Estate Operations Segment

    Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York, owns and leases to Alcoa a 208,000 square foot manufacturing facility located in Fullerton, California, and also owns and leases to PCA Aerospace a 58,000 square foot manufacturing facility located in Huntington Beach, California.

  The Fullerton property is leased to Alcoa through October 2007, and is expected to generate revenues and operating income in excess of $0.5 million per year. The Huntington Beach property is leased to PCA Aerospace through October 2007, and is expected to generate revenues and operating income of $0.4 million per year. We can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $6.0 million under a put option we hold which can be exercised upon the earlier of the time when a mortgage loan, which encumbers the property, is paid off (currently due in October 2007, but with extension options) or January 31, 2012. PCA Aerospace also holds a similar purchase option. At December 30, 2005, the book value of the Huntington Beach property was $3.0 million and we believe the current fair market value is in excess of $5.5 million.

In April 2005, we engaged Eastdil Realty Company, LLC, to explore opportunities for the sale of our Farmingdale, New York shopping center. In October 2005, our Board of Directors’ authorized management to sell the shopping center, and on December 21, 2005, we signed a definitive agreement to sell our center to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank, for approximately $95 million. The purchaser has deposited into escrow $4.75 million to ensure its obligations and is seeking approval to assume our existing mortgage loan of approximately $53.6 million, or will defease the loan. The closing will take place following purchaser’s obtaining consent of the mortgage lender to its loan assumption, which could occur as early as May 2006. If the loan is defeased, the transaction may not close until as late as July 2006. The results of the shopping center are included in discontinued operations. We expect to recognize a gain from this transaction.

Corporate

The operating loss at corporate was reduced by $1.9 million and $5.5 million in the three and six months ended March 31 2006, respectively, as compared to the same periods of fiscal 2005, due primarily to the settlement of the shareholder derivative litigation. We recognized a net reduction in general and administrative expenses of $0.8 million and $4.8 million in the three and six months ended March 31 2006, respectively, from proceeds received as a result of the shareholder settlement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Total capitalization as of March 31, 2006 and September 30, 2005 was $182.4 million and $178.8 million, respectively. The six-month change in capitalization included a $10.2 million net increase in debt resulting from additional borrowings from our credit facilities, including $6.6 million from the seasonal line of credit, offset partially by approximately $7.0 million of term debt repayments. Equity decreased by $3.7 million, reflecting our $10.2 million net loss, offset partially by a $6.4 million increase in other comprehensive income, primarily from a $3.7 million fair market value increase on an investment in a business that completed its initial public offering in March 2006. Our combined cash and investment balances totaled $84.2 million on March 31, 2006, as compared to $97.9 million on September 30, 2005, and included restricted investments of $59.2 million and $64.4 million at March 31, 2006 and September 30, 2005, respectively.

Net cash used for operating activities for the six months ended March 31, 2006, was $23.0 million, and included a $13.8 million increase in net operating assets, principally related to a $26.9 million increase in inventory, offset partially by $9.3 million of trading securities liquidated used to fund our operating requirements. Net cash used for operating activities for the six months ended March 31, 2005, was $24.6 million and included a $28.0 million increase in inventory, offset partially by a $22.0 million increase in accounts payable and other accrued liabilities.

Net cash provided by investing activities for the six months ended March 31, 2006 was $20.1 million, and included $11.2 million of proceeds received from investment securities and $12.5 million received from the calendar 2005 earn-out associated with our 2002 disposition of our fasteners business to Alcoa, offset partially by $4.1 million of capital expenditures. Net cash provided by investing activities for the six months ended March 31, 2005 was $13.8 million, and included $12.5 million received from the calendar 2004 earn-out associated with our 2002 disposition of our fasteners business to Alcoa, and $7.5 million of proceeds received from investment securities, offset partially by $6.5 million of capital expenditures.

Net cash provided by financing activities was $4.9 million for the six months ended March 31, 2006, which reflected a $5.4 million net increase in debt from additional borrowings, offset partially by $0.3 million of term loan repayments associated with our shopping center being classified as a discontinued operation. Net cash provided by financing activities was $10.3 million for the six months ended March 31, 2005, which reflects $9.9 million of net borrowings, offset partially by $0.6 million received on repayment of shareholder loans.

Our principal cash requirements include supporting our current operations, general and administrative expenses, capital expenditures, and the payment of other liabilities including pension and postretirement benefits, environmental investigation and remediation costs, and litigation related costs. We expect that cash on hand, cash generated from the pending sale of our shopping center, cash available from lines of credit, and proceeds received from dispositions of short-term investments, will be adequate to satisfy our cash requirements during the next twelve months.

At March 31, 2006, our subsidiary, Hein Gericke UK had outstanding borrowings of $3.9 million (£2.2 million) on its £5.0 million ($8.7 million) credit facility with GMAC. The credit facility requires Hein Gericke UK to maintain compliance with certain covenants. The most restrictive covenant requires Hein Gericke UK to maintain a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined. At March 31, 2006, Hein Gericke UK missed its EBITDA target by approximately £0.3 million ($0.6 million). Accordingly, this debt was classified in notes payable and current maturities of long-term debt on our balance sheet at March 31, 2006. We have held discussions with GMAC and anticipate that a waiver of the covenant violation will be granted. If a waiver is not granted, the lender may accelerate the term of the loan and demand immediate repayment. There is no cross default with any of our other outstanding debt agreements as a result of the covenant violation.

In order to improve our liquidity, on December 21, 2005, we signed a definitive agreement to sell our Farmingdale, New York, power shopping center, Airport Plaza, to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank, for approximately $95 million. The purchaser deposited into escrow $4.75 million to ensure its obligations and is seeking approval to assume our existing mortgage loan of approximately $53.8 million, or will defease the loan. The closing will take place following purchaser’s obtaining consent of the mortgage lender to its loan assumption, which could occur as early as May 2006. If the loan is defeased, the transaction may not close until as late as July 2006. The sale does not include several other undeveloped parcels of real estate that we own in Farmingdale, New York, the largest of which is under contract of sale to the market chain, Stew Leonards. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities.

On May 3, 2006, we decided to borrow $30.0 million from GoldenTree Capital Opportunities, L.P. and GoldenTree Capital Solutions Fund Financing to further improve our liquidity and provide us with flexible opportunities to:

•	Invest in our existing operations
•	Pursue acquisitions opportunities.
•	Provide a guarantee for any additional debt incurred by our sports & leisure segment
•	Repurchase our outstanding stock.

We expect that cash on hand, which includes cash proceeds received from the stockholder derivative litigation and the Alcoa earn-out, cash available from lines of credit, $30.0 million of proceeds received from a new credit agreement at Corporate, and proceeds received from dispositions of short-term investments and our shopping center, will be adequate to satisfy our cash requirements during the next twelve months.

In the event that our cash needs are substantially higher than projected, particularly during our seasonal trough and prior to the completion of the sale of our shopping center, we will take additional actions to generate the required cash. These actions may include one or any combination of the following:

•	Liquidating investments and other non-core assets.
•	Eliminating, reducing, or delaying all non-essential services provided by outside parties, including consultants.
•	Significantly reducing our corporate overhead expenses and the overhead expense of our subsidiaries.
•	Delaying purchases of inventory and capital expenditures.

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

The costs of being a small to mid-sized public company have increased substantially with the introduction and implementation of controls and procedures mandated by the Sarbanes Oxley Act of 2002. Audit fees and audit related fees have significantly increased over the past two years. Our increased costs also include the effects of acquisitions and additional costs related to compliance with various financing agreements. The costs to comply with Section 404 of the Sarbanes Oxley Act of 2002 alone substantially increased our audit and related costs to approximately $3.1 million in fiscal 2005, as compared to only $1.6 million in fiscal 2004. This increase is significant for a company of our size. However, on March 31, 2006, our market capitalization was below the $50.0 million threshold and accordingly, on September 30, 2006, we will cease to be deemed an accelerated filer in accordance with the United States Securities and Exchange Commission regulations and will not be required to comply with Section 404 of the Sarbanes Oxley Act of 2002 in fiscal 2006. We will likely choose not to comply with some or all of the provisions of Section 404, and specifically do not plan to have an audit of our internal controls and, accordingly, we expect a substantial reduction in our audit fees in fiscal 2006. We are also considering additional options for reducing our public costs in the coming year, including opportunities to take our company private, or “going dark”.

In February 2005, we announced our intention to purchase up to 500,000 shares of our outstanding Class A Common Stock. Through March 31, 2006, we acquired 61,800 shares at an average price of $3.12 per share, and have not purchased any shares since May 11, 2005.

Off Balance Sheet Items

On March 31, 2006, approximately $1.6 million of bank loans received by retail shop partners in the sports & leisure segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us. These guarantees were not assumed by us when we acquired the sports & leisure business. We have guaranteed loans to shop partners for the purchase of store fittings in certain locations where we sell our products. The loans are secured by the store fittings purchased to outfit our retail stores.

Contractual and Other Obligations

At March 31, 2006, we had contractual commitments to repay long-term debt, including capital lease obligations. Payments due under these long-term obligations for the fiscal years ending September 30 are as follows: $6.2 million for 2006; $25.6 million for 2007; $8.4 million for 2008; $15.2 million for 2009; and $1.0 million for 2010.

We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At March 31, 2006, we had contingent liabilities of $2.0 million on commitments related to outstanding letters of credit.

Our operations enter into purchase commitments in the normal course of business.

Based upon the Employee Retirement Income Security Act of 1974 and our actuary’s current assumptions and projections, we would not have to provide additional cash contributions to the largest pension plan to be required until 2009. These current actuarial projections indicate contribution requirements of $1.2 million in 2009, $2.0 million in 2010 and a total of $11.4 million in 2011 through 2015. However, three pension reform bills are currently being considered in the United States Congress. If any one of these bills were to be enacted into law, as currently proposed, the timing and amount of our annual contribution requirements could change materially. While none of these bills may pass, our actuaries have projected the effect of the contribution requirements, by fiscal year, to be as follows:

(In thousands)
Proposal:	2007	2008	2009	2010	2011	2012

Current Law	$-	$-	$1,180	$1,970	$2,070	$2,170
Bush Bill	13,543	13,096	13,228	13,347	13,473	2,562
Senate Bill	8,773	9,351	10,356	11,736	11,881	12,008
House Bill	13,381	15,701	19,421	22,792	29,892	-

Many other companies are also materially affected by the proposed legislation, some of whom may, based upon their business or industry segment, or otherwise, be permitted to delay or stretch out the funding requirements of their unfunded pension liability over a longer period of time. We are attempting to determine if similar treatment will be available to us.

Under current law, we are required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

In addition, we have $25.7 million classified as other long-term liabilities at March 31, 2006, including $13.2 million due to purchase the remaining 7.5% interest in PoloExpress in April 2008. The remaining $12.5 million of other long-term liabilities include environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

Currently, we are not being audited by the IRS for any years. However, we are currently being audited in Germany for 1997 through 2002. Our tax liability was $42.2 million at March 31, 2006. However, based on tax planning strategies, we do not anticipate having to satisfy the tax liability over the short-term.

Should any of these liabilities become immediately due, we would be obligated to obtain financing, raise capital, and/or liquidate assets to satisfy our obligations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2005, The Financial Accounting Standards Board published FASB Interpretation No. 47,“Accounting for Conditional Asset Retirement Obligation”, to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is intended to provide a more consistent recognition of liabilities relating to asset retirement obligations, additional information about expected future cash outflows associated with those obligations, and additional information about investments in long-lived assets, because it recognizes additional asset retirement costs as part of the assets' carrying amounts. FIN 47 is effective no later than the end of our fiscal year ending September 30, 2006. We are currently assessing the possible impact, if any, of implementing this standard.

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

 Interest Rate Risk: In May 2004, we issued a floating rate note with a principal amount of €25.0 million. Embedded within the promissory note agreement is an interest rate cap protecting one half of the €25.0 million borrowed. The embedded interest rate cap limits to 6%, the 3-month EURIBOR interest rate that we must pay on the promissory note. We paid approximately $0.1 million to purchase the interest rate cap. In accordance with SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. We are accounting for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument. At March 31, 2006, the fair value of this instrument is nominal.

Foreign Currency Risk: We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, if we determine appropriate, we may consider utilizing foreign currency forward contracts in the future. For the six months ended March 31, 2006, we estimate that approximately 74% of our total revenues were derived from customers outside of the United States, with approximately 63% of our total revenues denominated in currencies other than the United States dollar. We estimate that revenue and operating expenses for the six months ended March 31, 2006 were lower by $6.5 million and $4.0 million, respectively, as a result of changes in exchange rates as compared to the six months ended March 31, 2005. At March 31, 2006, we had $32.5 million of working capital denominated in foreign currencies. At March 31, 2006, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency at March 31, 2006:

				Total
	Euro	UK Pound	Swiss Franc	Exposure

Revenues	78%	21%	1%	100%
Operating Expenses	81%	18%	1%	100%
Working Capital	67%	30%	3%	100%

A hypothetical 10% strengthening of the dollar during the six months ended March 31, 2006 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $6.5 million and reduced operating expenses by approximately $4.0 million, resulting in a $1.0 million improvement in our operating loss as compared to what was actually reported. Working capital at March 31, 2006, would have been approximately $3.0 million lower than actually reported, if we had used this hypothetical stronger United States dollar. These numbers were estimated using the different hypothetical rate for the entire year and applying it evenly to all non United States dollar transactions.

Inflation: We believe that inflation has not had a material impact on our results of operations for the six months ended March 31, 2006. However, we cannot assure you that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, which we refer to as the Evaluation Date. They have concluded that, as of the Evaluation Date, such controls and procedures were ineffective at ensuring that the required information was disclosed on a timely basis in our reports filed under the Exchange Act, due to the two material weaknesses noted in our annual report at September 30, 2005,

.

Changes in Internal Controls

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, which we refer to as the evaluation date. We aim to maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. Our disclosure controls and procedures were not effective at September 30, 2005, due to two material weaknesses noted in our annual report. We implemented policies and procedures that will document adequately the review and approval process of journal entries at our two subsidiaries which were found to have a material weakness as of September 30, 2005. Additionally, we have enhanced our procedures relating to accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles, to reduce the likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential could occur. While we believe we may have sufficiently corrected these two material weaknesses, this determination can only be substantiated with the passage of time. There were no other significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended March 31, 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required to be disclosed under this Item is set forth in Footnote 7 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report.

Item 1A. Risk Factors

Certain statements in this filing contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘will’’ and similar terms and phrases, including references to assumptions.

These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates that may cause our actual future activities and results of operations to be materially different from those suggested or described in this quarterly report. These risks include:

•	Our ability to finance and successfully operate our retail businesses;
•	Our ability to accurately predict demand for our products;
•	Our ability to receive timely deliveries from vendors;
•	Our ability to raise cash to meet seasonal demands;
•	Our dependence on the retail and aerospace industries;
•	Our ability to maintain customer satisfaction and deliver products of quality;
•	Our ability to properly assess our competition;
•	Our ability to improve our operations to profitability status;
•	Our ability to liquidate non-core assets to meet cash needs;
•	Our ability to attract and retain highly qualified executive management;
•	Our ability to achieve and execute internal business plans;

If one or more of these and other risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this quarterly report, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not intend to update the forward-looking statements included in this filing, even if new information, future events or other circumstances have made them incorrect or misleading.

Item 2. Changes in Securities and Use of Proceeds

Pursuant to the sale of our fastener business to Alcoa, we have agreed that the Company may not declare dividends on its common stock for a period of five years ending on December 3, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of our Stockholders was held on March 8, 2006. At the Annual Meeting, one matter of business was voted upon - the election of five directors for the ensuing year. The following table provides the results of the stockholder voting, expressed in number of votes, on the proposal to elect five directors:

Directors:	Votes For	Votes Withheld
Robert E. Edwards	42,543,089	4,179,518
Steven L. Gerard	42,487,383	4,235,224
Daniel Lebard	42,571,321	4,151,286
Eric I. Steiner	42,720,407	4,002,200
Jeffrey J. Steiner	42,701,057	4,021,550

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

In identifying candidates for membership on the Board of Directors, the Committee will take into account all factors it considers appropriate, which may include (a) ensuring that the Board of Directors, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise, including expertise that could qualify a director as a “financial expert,” as that term is defined by the rules of the SEC, local or community ties, (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with the Company's business and industry, independence of thought and an ability to work collegially, and (c) appreciation of contemporary forms of governance, and the current regulatory environment. The Committee also may consider the extent to which the candidate would fill a present need on the Board of Directors.

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

Date: May 8, 2006