Form 10-Q
period 2006-06-30
FAIRCHILD CORP
filed 2006-08-09
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006
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
[ ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Class	June 30, 2006

Class A Common Stock, $0.10 Par Value	22,604,761
Class B Common Stock, $0.10 Par Value	2,621,412

THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2006

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and
	September 30, 2005…………………………………………………………………….………..............................................	3

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
	(Unaudited) for the Three and Nine Months Ended June 30, 2006 and June 30, 2005…….….....................................................	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
	June 30, 2006 and June 30, 2005…………………………….…………...….………………..................................................	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)……………………………...............................................	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition…….....................................................	20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk……………………………………….............................................	29

Item 4.	Controls and Procedures……………………………………………………………………………........................................	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings………………………………………………………………………………….........................................	31

Item 1A.	Risk Factors………….……………………………………………………………………………........................................	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds…………………………………….............................................	34

Item 5.	Other Information………………………………………………………………………………….........................................	34

Item 6.	Exhibits ……………………………….……………………………………………………………......................................	34

All references in this Quarterly Report on Form 10-Q to the terms ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ the ‘‘Company’’ and ‘‘Fairchild’’ refer to The Fairchild Corporation and its subsidiaries. All references to ‘‘fiscal’’ in connection with a year shall mean the 12 months ended September 30th.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2006 (Unaudited) and September 30, 2005
(In thousands)

ASSETS

	6/30/06	9/30/05
Cash and cash equivalents	$9,595	$12,582
Short-term investments, including restricted investments of $7,016 and $4,965	13,329	15,698
Accounts receivable-trade, less allowances of $1,273 and $2,679	18,434	18,475
Inventories - finished goods	121,438	90,856
Current assets of discontinued operations	1,828	1,509
Prepaid expenses and other current assets	11,457	7,408
Total Current Assets	176,081	146,528

Property, plant and equipment, net of accumulated
depreciation of $23,614 and $18,453	58,400	57,468
Noncurrent assets of discontinued operations	78,081	79,373
Goodwill and intangible assets	43,580	42,665
Investments and advances, affiliated companies	2,699	3,786
Prepaid pension assets	32,893	31,239
Deferred loan costs	3,474	1,839
Long-term investments, including restricted investments of $69,153 and $59,419	77,987	69,652
Notes receivable	6,672	6,787
Other assets	6,092	7,723
TOTAL ASSETS	$485,959	$447,060

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2006 (Unaudited) and September 30, 2005
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	6/30/06	9/30/05
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$29,215	$20,902
Accounts payable	43,129	22,602
Accrued liabilities:
Salaries, wages and commissions	10,717	10,187
Insurance	7,142	7,335
Interest	728	443
Other accrued liabilities	21,020	19,406
Current liabilities of discontinued operations	1,347	1,540
Total Current Liabilities	113,298	82,415

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	68,087	47,990
Fair value of interest rate contract	-	5,146
Other long-term liabilities	27,934	27,316
Pension liabilities	50,290	51,098
Retiree health care liabilities	26,264	27,459
Noncurrent income taxes	42,222	42,238
Noncurrent liabilities of discontinued operations	52,945	53,481
TOTAL LIABILITIES	381,040	337,143

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,480 shares issued and 22,605 shares outstanding;
entitled to one vote per share	3,047	3,047
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 shares issued and outstanding; entitled
to ten votes per share	262	262
Paid-in capital	232,590	232,457
Treasury stock, at cost, 7,875 shares
of Class A common stock	(76,352)	(76,352)
Retained earnings	8,671	20,206
Notes due from stockholders	(43)	(109)
Cumulative other comprehensive loss	(63,256)	(69,594)
TOTAL STOCKHOLDERS' EQUITY	104,919	109,917
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$485,959	$447,060

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)
For The Three (3) and Nine (9) Months Ended June 30, 2006 and 2005
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
REVENUE:	06/30/06	06/30/05	06/30/06	06/30/05
Net sales	$105,578	$112,810	$219,615	$256,859
Rental revenue	237	144	713	419
	105,815	112,954	220,328	257,278
COSTS AND EXPENSES:
Cost of goods sold	61,376	66,014	132,440	158,439
Cost of rental revenue	60	49	167	133
Selling, general & administrative	43,429	45,843	105,984	114,224
Pension & postretirement	928	1,484	2,784	4,453
Other (income) expense, net	(2,527)	(1,311)	(3,811)	(2,618)
Amortization of intangibles	135	139	391	426
	103,401	112,218	237,955	275,057

OPERATING INCOME (LOSS)	2,414	736	(17,627)	(17,779)

Interest expense	(2,819)	(2,954)	(7,702)	(9,926)
Interest income	589	335	1,494	1,239
Net interest expense	(2,230)	(2,619)	(6,208)	(8,687)
Investment income	396	1,591	1,713	6,913
Increase in fair market value of interest rate contract	-	(316)	836	4,018
Earnings (loss) from continuing operations before taxes	580	(608)	(21,286)	(15,535)
Income tax provision	(149)	(1,457)	(237)	(1,610)
Equity in loss of affiliates, net	(132)	(200)	(1,131)	(400)
Earnings (loss) from continuing operations	299	(2,265)	(22,654)	(17,545)
Loss from discontinued operations, net	(2,592)	(463)	(2,382)	(679)
Gain on disposal of discontinued operations, net	1,000	1,158	13,500	13,658
NET LOSS	$(1,293)	$(1,570)	$(11,536)	$(4,566)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,966	(1,808)	2,034	(514)
Minimum pension liability	-	-	-	(1,125)
Unrealized holding changes on derivatives	-	28	299	83
Unrealized periodic holding changes on securities	888	(792)	4,005	(198)
Other comprehensive income	2,854	(2,572)	6,338	(1,754)
COMPREHENSIVE INCOME (LOSS)	$1,561	$(4,142)	$(5,198)	$(6,320)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) from continuing operations	$0.01	$(0.09)	$(0.90)	$(0.70)
Loss from discontinued operations, net	(0.10)	(0.02)	(0.09)	(0.02)
Gain on disposal of discontinued operations, net	0.04	0.05	0.53	0.54
NET EARNINGS (LOSS)	$(0.05)	$(0.06)	$(0.46)	$(0.18)
Weighted average shares outstanding:
Basic and Diluted	25,226	25,229	25,226	25,223

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For The Nine (9) Months Ended June 30, 2006 and 2005
(In thousands)

	6/30/06	6/30/05
Cash flows from operating activities:
Net loss	$(11,536)	$(4,566)
Depreciation and amortization	5,057	4,936
Amortization of deferred loan fees	815	1,070
Stock compensation expense	133	-
Unrealized holding gain on interest rate contract	(836)	(4,018)
Undistributed loss of affiliates, net	1,131	400
Change in trading securities	10,245	(8,571)
Change in operating assets and liabilities	(10,387)	2,717
Non-cash charges and working capital changes of discontinued operations	(13,003)	(12,592)
Net cash used for operating activities	(18,381)	(20,624)
Cash flows from investing activities:
Purchase of property, plant and equipment	(5,924)	(8,103)
Net proceeds received from (used for) investment securities	(10,050)	15,078
Net proceeds received from the sale of discontinued operations	13,850	18,500
Equity investment in affiliates	(44)	198
Changes in notes receivable	548	294
Investing activities of discontinued operations	(98)	(288)
Net cash provided by investing activities	(1,718)	25,679
Cash flows from financing activities:
Proceeds from issuance of debt	49,503	14,001
Debt repayments	(25,613)	(23,507)
Payment of interest rate contract	(4,310)	-
Payment of financing fees	(2,400)	(377)
Purchase of treasury stock	-	(193)
Loan repayments from stockholders'	66	947
Net cash used for financing activities of discontinued operations	(504)	(474)
Net cash provided by financing activities	16,742	(9,603)
Effect of exchange rate changes on cash	370	(165)
Net change in cash and cash equivalents	(2,987)	(4,713)
Cash and cash equivalents, beginning of the year	12,582	12,849
Cash and cash equivalents, end of the period	$9,595	$8,136

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data)

1. FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2006, and the condensed consolidated statements of operations and other comprehensive income (loss) and cash flows for the periods ended June 30, 2006 and 2005 have been prepared by us, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006, and for all periods presented, have been made. These adjustments include certain reclassifications to reflect as discontinued operations the sale of our shopping center and the sale of the remaining operations of a landfill development partnership. The condensed consolidated balance sheet at September 30, 2005 was reclassified from the audited financial statements as of that date.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2005 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Statement 123R amends certain aspects of Statement 123 and now requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. In accordance with Statement 123R, we have elected to implement Statement 123R on a modified prospective basis, and to use the Black-Scholes valuation model in calculating fair value of the cost of stock-based employee compensation plans. That cost will be recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We adopted Statement 123R on October 1, 2005, and accordingly, we recognized $133 of compensation cost in the nine months ended June 30, 2006. No tax benefit and deferred tax asset were recognized on the compensation cost because of our domestic full valuation allowance against deferred tax assets.

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and prior to adoption of Statement 123R, we used the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, for our stock-based employee compensation plans. Since the exercise price and the fair value of the underlying stock were the same on the grant date, no compensation cost was recognized for the granting of stock options to our employees in the three and nine months ended June 30, 2005. If stock options previously granted were accounted for based on their fair value as determined under Statement 123, our pro forma results for the three and nine months ended June 30, 2005, would be as follows:

	Three Months	Nine Months
	6/30/05	6/30/05
Net loss, as reported	$(1,570)	$(4,566)
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(91)	(273)
Pro forma net loss	$(1,661)	$(4,839)
Basic and diluted loss per share:
As reported	$(0.06)	$(0.19)
Pro forma	$(0.07)	$(0.19)

The pro forma effects of applying SFAS 123 may not be representative of the effects on reported net results for future years. Our employee stock option plan ended in April 2006, and no new plan is being proposed at this time. We issued stock options to exercise 3,000 and 6,000 shares of Class A common stock during the nine months ended June 30, 2006 and June 30, 2005, respectively. On June 30, 2006, we had outstanding stock option awards of 727,087, of which 609,108 stock option awards were vested.

2. CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents and investments at June 30, 2006 consist primarily of investments in United States government securities, investment grade corporate bonds, and equity securities which are recorded at market value. Restricted cash equivalent investments are classified as short-term or long-term investments depending upon the length of the restriction period. Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities. Other investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships. A summary of the cash equivalents and investments held by us follows:

	June 30, 2006		September 30, 2005
	Fair	Cost	Fair	Cost
	Value	Basis	Value	Basis
Cash and cash equivalents:
U.S. government securities	$-	$-	$16	$16
Money market and other cash funds	9,595	9,595	12,566	12,566
Total cash and cash equivalents	$9,595	$9,595	$12,582	$12,582
`
Short-term investments:
Money market funds - restricted	$7,016	$7,016	$4,965	$4,965
Trading securities - municipal bonds	5,002	5,002	-
Trading securities - equity securities	1,311	1,311	10,733	10,733
Total short-term investments	$13,329	$13,329	$15,698	$15,698

Long-term investments:
U.S. government securities - restricted	$5	$5	$9,547	$9,547
Money market funds - restricted	9,415	9,415	10,438	10,436
Corporate bonds - restricted	38,435	39,114	23,741	24,319
Equity securities - restricted	21,298	18,677	15,693	15,065
Available-for-sale equity securities	4,635	825	5,309	3,612
Other investments	4,199	4,199	4,924	4,924
Total long-term investments	$77,987	$72,235	$69,652	$67,903
Total cash equivalents and investments	$100,911	$95,159	$97,932	$96,183

On June 30, 2006 and September 30, 2005, we had restricted investments of $76,169 and $64,384 respectively, all of which are maintained as collateral for certain debt facilities, a put option to purchase the remaining interest in Polo, environmental matters, and escrow arrangements. On June 30, 2006 and September 30, 2005, we had cash of $2,861 and $9,070, respectively, held by our European subsidiaries which have debt agreements that place certain restrictions on the amount of cash that may be transferred outside the borrowing companies. For additional information on Debt see Note 3.

 On June 30, 2006, we had gross unrealized holding gains from available-for-sale securities of $6,431 and gross unrealized losses from available-for-sale securities of $679. On September 30, 2005, we had gross unrealized holding gains from available-for-sale securities of $2,445 and gross unrealized losses from available-for-sale securities of $697.

3. DEBT

At June 30, 2006 and September 30, 2005, notes payable and long-term debt consisted of the following:

	June 30,	Sept. 30,
	2006	2005
Revolving credit facilities - Fairchild Sports	$12,394	$8,917
Other short-term debt, collateralized by assets	923	-
Current maturities of long-term debt	15,898	11,985
Total notes payable and current maturities of long-term debt	29,215	20,902
Term loan agreement - Fairchild Sports	19,140	25,301
Golden Tree term loan - Corporate	30,000	-
Promissory note - Real Estate	13,000	13,000
CIT revolving credit facility - Aerospace	10,281	8,164
GMAC credit facility - Fairchild Sports	3,689	3,650
Capital lease obligations	3,044	4,597
Other notes payable, collateralized by assets	4,831	5,263
Less: current maturities of long-term debt	(15,898)	(11,985)
Net long-term debt	68,087	47,990
Total debt (a)	$97,302	$68,892

(a) - excludes $53,477 at June 30, 2006 and $53,981 at September 30, 2005 of debt for our shopping center classified as a discontinued operation. (See Note 8).

Term Loan at Corporate

On May 3, 2006, we entered a credit agreement with The Bank of New York, as administrative agent and GoldenTree Asset Management, L.P., as collateral agent. The lenders under the Credit Agreement were GoldenTree Capital Opportunities, L.P. and GoldenTree Capital Solutions Fund Financing. Pursuant to the credit agreement, we borrowed from the lenders $30.0 million. The loan matures on May 3, 2010, subject to certain mandatory prepayment events described in the credit agreement. Interest on the loan is LIBOR plus 7.5%, per annum, with the initial interest rate fixed for the first nine months. Subsequent interest periods may be selected by us, ranging from one month to nine months, or, if consented to by the lenders, for 12 months. Also, we may choose to convert the method of interest from a LIBOR based loan to a prime based loan.

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

The credit agreement defines an “Available Amount” as $30 million, plus net cash proceeds from the sale of the Company’s shopping center, plus new money from any equity offerings and earnings from investments. During the term of the loan, the aggregate of the following may not exceed the Available Amount (unless consented to by the lenders): investments by us in our sports and leisure segment or in any new company or new ventures; new acquisitions; guarantees by us of additional debt incurred by our sports and leisure segment (with an exception for the existing guarantees); loans by us to our sports and leisure segment (with an exception for the existing loans); and repurchases by us of our outstanding stock. The “available amount was $27.1 million at June 30, 2006.

During the term of the loan:

•
We must maintain cash, cash equivalents or public securities that meet or exceed a minimum liquidity threshold of between $10 million and $20 million. At June 30, 2006, our minimum liquidity requirement was $20 million, and accordingly we have classified $20 million of qualified investments as restricted long-term investments.

•	a change of control whereby Jeffrey Steiner, Eric Steiner or Natalia Hercot cease to own a controlling interest in The Fairchild Corporation would be an event of default under the loan.

Subject to the covenants in the credit agreement, the proceeds of the loan may be used for general working capital purposes, investments, or stock repurchases.

Credit Facilities at Fairchild Sports

On March 1, 2006, we entered into an €11.0 million ($13.8 million at June 30, 2006) seasonal credit line with Stadtsparkasse Düsseldorf, with half of the facility available to us for the 2006 season. Borrowings under the facility for the 2006 season were repaid prior to June 30, 2006. The seasonal credit line bears interest at 2.75% over the three-month Euribor rate (5.32% at June 30, 2006) and we must pay a 1.25% per annum non-utilization fee on the available facility during the seasonal drawing period. The seasonal financing facility is 80% guaranteed by the German State of North Rhine-Westphalia. The seasonal facility will reduce by €1.0 million per year and expires on June 30, 2008. We are holding discussions with other German banks, to commit to one half of the seasonal facility on a permanent basis, subsequent to the 2006 season, but to date, we have not received a positive indication from a second bank to participate in the seasonal financing. If we are unable to obtain a €5.0 million commitment from a second bank by October 30, 2006, we have undertaken to deposit €5.0 million as restricted cash with Stadtsparkasse Düsseldorf in lieu of €5.0 million from the second bank, for the 2007 season. If we fail to do so, Stadtsparkasse Düsseldorf may reduce its loan commitment for the 2007 season.

At June 30, 2006, our German subsidiary, Hein Gericke Deutschland GmbH and its German subsidiary, PoloExpress, had outstanding borrowings of $31.5 million due under its credit facilities with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt KGaA. The revolving credit facility provides a credit line of €10.0 million ($12.4 million outstanding, and $0.2 million available at June 30, 2006), at interest rates of 3.5% over the three-month Euribor (6.27% at June 30, 2006), and matures annually. Outstanding borrowings under the term loan facility have blended interest rates, with $16.4 million bearing interest at 1% over the three-month Euribor rate (3.77% at June 30, 2006), with an interest rate cap protection in which our interest expense would not exceed 6% on 50% of debt, and the remaining $2.7 million bearing interest at a fixed rate of 6%. The term loans mature on March 31, 2009, and are secured by the assets of Hein Gericke Deutschland GmbH and PoloExpress and specified guarantees provided by the German State of North Rhine-Westphalia.

The loan agreements require Hein Gericke Deutschland and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke Deutschland to maintain equity of €44.5 million ($55.9 million at June 30, 2006), as defined in the loan contract. No dividends may be paid by Hein Gericke Deutschland unless such covenants are met, and dividends may then be paid only up to its consolidated after tax profits. As of June 30, 2006, Hein Gericke Deutschland and PoloExpress borrowed approximately $18.8 million (€15.0 million) from our subsidiary, Fairchild Holding Corp., which is not subject to any restriction against repayment. At June 30, 2006, we were in compliance with the loan covenants.

At June 30, 2006, our subsidiary, Hein Gericke UK had outstanding borrowings of $3.7 million (£2.0 million) on its £5.0 million ($9.1 million) credit facility with GMAC. The loan bears interest at 2.25% above the base rate of Lloyds TSB Bank Plc and matures on April 30, 2007. We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK and an investment with a fair market value of $4.4 million at June 30, 2006. The credit facility requires Hein Gericke UK to maintain compliance with certain covenants. The most restrictive covenant requires Hein Gericke UK to maintain a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined. At March 31, 2006, Hein Gericke UK missed its EBITDA target by approximately £0.3 million ($0.6 million). GMAC granted a waiver of the covenant violation. At June 30, 2006, we were in compliance with the loan covenants.

 Credit Facility at Aerospace Segment

At June 30, 2006, we have outstanding borrowings of $10.3 million under a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our aerospace segment and $3.4 million was available for future borrowings at June 30, 2006. Borrowings under the facility are collateralized by a security interest in the assets of our aerospace segment. The loan bears interest at 1.0% over prime (9.25% at June 30, 2006) and we pay a non-usage fee of 0.5%. The credit facility matures in January 2008.

 Promissory Note - Real Estate

At June 30, 2006, we have an outstanding loan of $13.0 million with Beal Bank, SSB. The loan is evidenced by a Promissory Note dated as of August 26, 2004, and is secured by a mortgage lien on the Company’s real estate in Huntington Beach CA, Fullerton CA and Wichita KS. Interest on the note is at the rate of one-year LIBOR (determined on an annual basis), plus 6% (10.26% at June 30, 2006), and is payable monthly. The loan matures on October 31, 2007, provided that the Company may extend the maturity date for one year, during which time the interest rate shall be one-year LIBOR plus 8%. The promissory note contains a prepayment penalty of 5%, if prepaid after September 2005, and before September 2006; and 3% if prepaid between September 2006 and October 30, 2007. On June 30, 2006, approximately $1.2 million of the loan proceeds were held in escrow to fund specific improvements to the mortgaged property.

 Guarantees

At June 30, 2006, we included $1.3 million as debt for guarantees of retail shop partners’ indebtedness incurred by the shop partners’ for the purchase of store fittings in Germany. These guarantees were issued by our subsidiary in the sports & leisure segment. In addition, at June 30, 2006, approximately $1.5 million of bank loans received by retail shop partners in the sports & leisure segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us. These guarantees were not assumed by us when we acquired the sports & leisure business. The loans are secured by the store fittings purchased to outfit our retail stores.

Letters of Credit

We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee payment of our workers’ compensation liabilities. At June 30, 2006, we had contingent liabilities of $3.0 million, on commitments related to outstanding letters of credit which were secured by restricted cash collateral.

4. PENSIONS AND POSTRETIREMENT BENEFITS

The Company and its subsidiaries sponsor three qualified defined benefit pension plans and several other postretirement benefit plans. The components of net periodic benefit cost from these plans are as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	6/30/06	6/30/05	6/30/06	6/30/05	6/30/06	6/30/05	6/30/06	6/30/05
Service cost	$96	$108	$290	$463	$7	$22	$20	$66
Interest cost	2,626	3,019	7,877	8,917	518	737	1,555	2,211
Expected return on plan assets	(3,405)	(3,555)	(10,214)	(10,665)	-	-	-	-
Amortization of:
Prior service cost	91	77	272	233	(278)	(54)	(833)	(162)
Actuarial (gain)/loss	894	810	2,681	2,430	379	320	1,136	960
Net periodic benefit cost	$302	$459	$906	$1,378	$626	$1,025	$1,878	$3,075

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

5. EARNINGS (LOSS) PER SHARE

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
Basic earnings (loss) per share:	6/30/06	6/30/05	6/30/06	6/30/05
Earnings (loss) from continuing operations	$299	$(2,265)	$(22,654)	$(17,545)
Weighted average common shares outstanding	25,226	25,229	25,226	25,223
Basic earnings (loss) from continuing operations per share	$0.01	$(0.09)	$(0.90)	$(0.70)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$299	$(2,265)	$(22,654)	$(17,545)
Weighted average common shares outstanding	25,226	25,229	25,226	25,223
Options	antidilutive	antidilutive	antidilutive	antidilutive
Total shares outstanding	25,226	25,229	25,226	25,223
Diluted earnings (loss) from continuing operations per share	$0.01	$(0.09)	$(0.90)	$(0.70)

Stock options entitled to purchase 758,505 and 768,530 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and nine months ended June 30, 2006, respectively. Stock options entitled to purchase 957,141 and 1,001,554 shares of Class A common stock were antidilutive and not included in the earnings per share calculation for the three and nine months ended June 30, 2005, respectively. The stock options could become dilutive in future periods.

6. EQUITY SECURITIES

 We had 22,604,761 shares of Class A common stock and 2,621,412 shares of Class B common stock outstanding at June 30, 2006. Class A common stock is traded on both the New York and Pacific Stock Exchanges. There is no public market for the Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.

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

In October 2003, we learned that volatile organic compounds had been detected in amounts slightly exceeding regulatory thresholds in a town water supply well in East Farmingdale, New York. Subsequent sampling of groundwater from the extraction wells to be used in the remediation system for this site has indicated that contaminant levels at the extraction point are significantly higher than previous sampling results indicated. These compounds may, to an as yet undetermined extent, be attributable to a groundwater plume containing volatile organic compounds, which may have had its source, at least in part, from plant operations conducted by a predecessor of ours in Farmingdale. We are aiding East Farmingdale in its investigation of the source and extent of the volatile organic compounds, and may assist it in treatment. In the first nine months of fiscal 2006, we contributed approximately $0.6 million toward this remediation.

We expensed $0.6 million in discontinued operations for environmental matters in the nine months ended June 30, 2006. As of June 30, 2006 and September 30, 2005, the consolidated total of our recorded liabilities for environmental matters was approximately $9.7 million and $10.8 million, respectively, which represented the estimated probable exposure for these matters. On June 30, 2006, $1.1 million of these liabilities were classified as other accrued liabilities and $8.6 million were classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $14.3 million.

The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $8.45 million, for our fastener business. To date, Alcoa has contacted us concerning potential environmental and legal claims for approximately $16.0 million, which, while disputed, could exceed the $8.45 million indemnification threshold included in the sales agreement. However, we believe that the indemnification threshold has increased by an additional amount of approximately $2.0 million. We do not believe that we will have any liability to Alcoa in excess of the indemnification threshold. Accordingly, we have not recorded an additional accrual for these environmental claims at June 30, 2006. However, Alcoa may seek to claim that amounts in excess of the threshold should be paid from the $25.0 million held in escrow, which we would dispute. If it becomes probable that we are liable for claims in excess of the indemnification amount included in the sales agreement, we will, at that time record the liability. We have commenced an arbitration action against Alcoa to determine the validity of its claims.

 Asbestos Matters

On January 21, 2003, we and one of our subsidiaries were served with a third-party complaint in an action brought in New York by a non-employee worker and his spouse alleging personal injury as a result of exposure to asbestos-containing products. The defendant, which is one of many defendants in the action, had purchased a pump business from us, and asserts the right to be indemnified by us under its purchase agreement. This case was discontinued as to all defendants, thereby extinguishing the indemnity claim against us in the instant case. However, the purchaser has notified us of, and claimed a right to indemnity from us in relation to many thousands of other asbestos-related claims filed against it. We have not received enough information to assess the impact, if any, of the other claims. During the last thirty-two months, we have been served directly by plaintiffs’ counsel in twenty-five cases related to the same pump business. Two of the nineteen cases were dismissed as to all defendants, based upon forum objections. We, in coordination with our insurance carriers, intend aggressively to defend ourselves against these claims.

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

CL Motor Freight Litigation

In July 2005, we received notice from the Ohio Bureau of Workers Compensation that it is seeking reimbursement from us of approximately $7.3 million for CL Motor Freight Inc. workers’ compensation claims which were insured under a self-insured workers compensation program in Ohio from the 1950s until 1985. In March 2006, we received a letter from the Ohio Bureau of Workers Compensation increasing the amount of reimbursement it is seeking from us to approximately $7.7 million and suggesting a meeting to discuss a settlement. With interest, the claim could be higher. Prior to July 2005, we had not received any communication from the Ohio Bureau of Workers Compensation for many years. CL Motor Freight is a former wholly-owned subsidiary of ours, which filed for Bankruptcy protection in 1985. We are contesting this claim.

 Other Matters

Two actions, styled Noto v. Steiner, et al., and Barbonel v. Steiner, et al., were commenced on November 18, 2004, and November 23, 2004, respectively, in the Court of Chancery of the State of Delaware in and for Newcastle County, Delaware. The plaintiffs allege that each is, or was, a shareholder of The Fairchild Corporation and purported to bring actions derivatively on behalf of the Company, claiming, among other things, that Fairchild executive officers received excessive pay and perquisites and that the Company’s directors approved such excessive pay and perquisites in violation of fiduciary duties to the Company. The complaints name, as defendants, the Company’s directors, its Chairman and Chief Executive Officer, its President and Chief Operating Officer, its former Chief Financial Officer, and its General Counsel. While the Company and its Officers and Directors believe it and they have meritorious defenses to these suits, and deny liability or wrongdoing with respect to any and all claims alleged in the suits, it and its Officers and Directors elected to settle to avoid onerous costs of defense, inconvenience and distraction. On April 1, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On May 18, 2005, the Court of Chancery of the State of Delaware in and for New Castle County declined to approve that proposed settlement of the actions. On October 24, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Supplemental Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On November 23, 2005, the Court of Chancery of the State of Delaware in and for New Castle County approved the proposed settlement of these actions. The Court’s order became final on December 23, 2005. As a result of the settlement, we recognized a reduction in our selling, general and administrative expense for approximately $5.7 million of proceeds we received from Mr. J. Steiner and our insurance carriers. As of June 30, 2006, we have liabilities of approximately $1.3 million for legal expenses associated with the shareholder litigation, which represented the remaining estimated and unpaid costs for these matters. In January 2006, we received approximately $0.9 million from our insurance carriers to pay for the plaintiffs’ and objector’s attorneys’ fees. In April 2006 and July 2006, we received approximately $0.8 million and $1.1 million, respectively, from our insurance carriers to pay for certain of our legal costs associated with this matter.

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

8. DISCONTINUED OPERATIONS

 Shopping Center

On July 6, 2006, Republic Thunderbolt, LLC (an indirect, wholly-owned subsidiary of The Fairchild Corporation), completed the sale of Airport Plaza. The purchaser was Airport Plaza, LLC, an affiliate of Kimco Realty Corporation. Airport Plaza is a shopping center located in Farmingdale, NY. We received net proceeds of approximately $40.7 million from the sale. As a condition to closing, the buyer assumed our existing mortgage loan on Airport Plaza that had an outstanding principal balance of approximately $53.5 million on the closing date. As a result of post-closing adjustments, Republic Thunderbolt, LLC expects to receive an additional amount of approximately $0.3 million. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities, including opportunities to take our company private, or “going dark”. We expect to recognize a gain from this transaction. However, because of uncertain environmental liabilities, the gain may be delayed.

 Landfill Development Partnership

On April 28, 2006, our consolidated partnership, Eagle Environmental II, L.P., was sold to Highstar Waste Acquisition for approximately $1.4 million. In the three and nine months ended June 30, 2006, we recognized a $1.0 million gain on disposal of discontinued operations as a result of this transaction.

 Aerostructures Business

On June 24, 2005, we completed the sale of our Fairchild Aerostructures business for $6.0 million to PCA Aerospace. The cash received from PCA Aerospace is subject to a post-closing adjustment based upon the net working capital of the business on January 1, 2005, compared with its net working capital as of June 24, 2005, which we have estimated to be approximately $1.5 million, and is included in accounts receivable at June 30, 2006. PCA Aerospace disputes the working capital post-closing adjustment, and also alleges that we owe PCA Aerospace $4.4 million. We have notified PCA Aerospace of our dispute of these claims. In connection with the sale, we have deposited with an escrow agent approximately $0.4 million to secure indemnification obligations we may have to PCA Aerospace. The escrow period is eighteen months. We decided to sell Fairchild Aerostructures, which was included in our aerospace segment, because we believe we received adequate fair value for a business whose performance was below our expectations and because its business was unrelated to other businesses we own. We used $0.9 million of the proceeds from the sale to repay a portion of our CIT revolving credit facility and we used the remaining proceeds from the sale to reinvest in our existing operations. Fairchild Aerostructures was previously included in our aerospace segment.

In addition, we are leasing property we own located in Huntington Beach, California, to PCA Aerospace through October 2007. We can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $6.0 million under a put option we hold which can be exercised upon the earlier of the Beal Bank loan being paid off (currently due in October 2007, but with extension options) or January 31, 2012. PCA Aerospace also holds a similar purchase option. At June 30, 2006, the book value of the Huntington Beach property was $3.0 million and we believe the current fair market value is approximately $5.5 million.

Fastener Business

On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. During the four-year period from 2003 to 2006, we are entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of stated threshold levels, up to a maximum of $12.5 million per calendar year. Deliveries exceeded the threshold aircraft delivery level needed for us to earn the full $12.5 million contingent payment for each of calendar 2003 to 2005. Accordingly, we recognized a gain of $12.5 million on the disposal of discontinued operations in the nine months ended June 30, 2006 and June 30, 2005. The remaining threshold aircraft delivery level is 650 in calendar 2006.

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

The results of the shopping center, landfill development partnership, Fairchild Aerostructures, and the fastener business are recorded as earnings from discontinued operations, the components of which are as follows:

	Three Months Ended		Nine Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Net revenues	2,431	5,186	7,319	14,688
Cost of revenues	915	4,567	3,463	12,855
Gross margin	1,516	619	3,856	1,833

Selling, general & administrative expense	3,355	1,741	4,020	2,820
Other (income) expense, net	(36)	(1,521)	(208)	(2,338)
Operating income (loss)	(1,803)	399	44	1,351
Net interest expense	(789)	(862)	(2,411)	(2,533)
Earnings (loss) from discontinued operations before taxes	(2,592)	(463)	(2,367)	(1,182)
Income tax (provision) benefit	-	-	(15)	503
Net earnings (loss) from discontinued operations	(2,592)	(463)	(2,382)	(679)

The assets and liabilities of our Shopping Center and landfill development partnership are being reported as assets and liabilities of discontinued operations at June 30, 2006 and September 30, 2005, and were as follows:

	6/30/06	9/30/05
Current assets of discontinued operations:
Accounts receivable	$18	$60
Prepaid expenses and other current assets	1,810	1,449
	1,828	1,509
Noncurrent assets of discontinued operations:
Property, plant and equipment	90,741	91,031
Accumulated depreciation	(16,346)	(15,571)
Deferred loan costs	769	832
Other assets	2,917	3,081
	78,081	79,373
Current liabilities of discontinued operations:
Current maturities of long-term debt	(700)	(668)
Accounts payable	(228)	(425)
Accrued liabilities	(419)	(447)
	(1,347)	(1,540)
Noncurrent liabilities of discontinued operations:
Long-term debt	(52,777)	(53,313)
Other long-term liabilities	(168)	(168)
	(52,945)	(53,481)

Total net assets of discontinued operations	$25,617	$25,861

 Term Loan Agreement - Shopping Center

At June 30, 2006, our subsidiary, Republic Thunderbolt, LLC, had outstanding borrowings of $53.5 million on a non-recourse 10-year term loan financing of our Airport Plaza shopping center in Farmingdale, New York. The interest rate was fixed at 6.2% for the term of the loan with a loan maturity date of January 2014. The loan was secured by the assets of our shopping center. On June 30, 2006, approximately $6.0 million of the loan proceeds were being invested in a long-term escrow account as collateral to fund certain contingent environmental matters. The loan was assumed by the purchaser of Airport Plaza on July 6, 2006.

9. BUSINESS SEGMENT INFORMATION

We currently report in three principal business segments: sports & leisure, aerospace, and real estate operations. The following table provides the historical results of our operations for the three and nine months ended June 30, 2006 and 2005, respectively.

	Three Months Ended		Nine Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Revenues
Sports & Leisure Segment	$85,092	$91,501	$162,837	$191,014
Aerospace Segment	20,486	21,309	56,778	65,845
Real Estate Operations Segment	259	259	777	777
Intercompany Eliminations	(22)	(115)	(64)	(358)
Total	$105,815	$112,954	$220,328	$257,278

Operating Income (Loss)
Sports & Leisure Segment	$6,534	$7,534	$(7,116)	$(795)
Aerospace Segment	1,437	1,740	3,235	5,133
Real Estate Operations Segment	191	122	388	377
Corporate and Other	(5,748)	(8,660)	(14,134)	(22,494)
Total	$2,414	$736	$(17,627)	$(17,779)

Earnings (Loss) From Continuing Operations Before Taxes
Sports & Leisure Segment	$5,483	$6,155	$(9,889)	$(4,529)
Aerospace Segment	1,055	1,393	2,186	4,136
Real Estate Operations Segment	(53)	(177)	(562)	(515)
Corporate and Other	(5,905)	(7,979)	(13,021)	(14,627)
Total	$580	$(608)	$(21,286)	$(15,535)

Assets	6/30/06	9/30/05
Sports & Leisure Segment	$180,940	$154,648
Aerospace Segment	47,318	42,848
Real Estate Operations Segment	115,585	117,226
Corporate and Other	142,116	132,338
Total	$485,959	$447,060

10. SUBSEQUENT EVENTS

On July 6, 2006, Republic Thunderbolt, LLC (an indirect, wholly-owned subsidiary of The Fairchild Corporation), completed the sale of Airport Plaza. The purchaser was Airport Plaza, LLC, an affiliate of a joint venture between Kimco Realty Corporation and a major investment bank. Airport Plaza is a shopping center located in Farmingdale, NY. We received net proceeds of approximately $40.7 million from the sale. As a condition to closing, the buyer assumed our existing mortgage loan on Airport Plaza that had an outstanding principal balance of approximately $53.5 million on the closing date. As a result of post-closing adjustments, Republic Thunderbolt, LLC expects to receive an additional amount of approximately $0.3 million. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities, including opportunities to take our company private, or “going dark”. We expect to recognize a gain from this transaction. However, because of uncertain environmental liabilities, the gain may be delayed.

On August 7, 2006, we announced that FA Holdings, LLC, a Delaware limited liability company led by Philip Sassower, Chairman of The Phoenix Group LLC, and Jeffrey Steiner, Chairman and Chief Executive Officer of the Company, has made a proposal to acquire all of the outstanding shares of the Company for $2.73 per share in cash.

Our Board of Directors had previously formed a Special Committee of independent directors to consider any proposal received. The Committee has retained independent financial advisors and legal counsel to assist it in its work. Our Board of Directors cautions the Company’s stockholders and others considering trading in its securities that the Board has just received the proposal and no decisions have been made by the Board with respect to the Company’s response to the proposal. There can be no assurance that any definitive agreement will be executed or that any transaction will be approved or consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. We have 100% ownership interests (directly and indirectly) in Fairchild Holding Corp., Republic Thunderbolt, LLC, and Banner Aerospace Holding Company I, Inc. Fairchild Holding Corp. is the owner of Hein Gericke, PoloExpress, and IFW. Our principal operations are conducted through these entities. Our consolidated financial statements present the results of our shopping center (sold July 7, 2006), our former fastener business (sold December 3, 2002), Fairchild Aerostructures (sold June 24, 2005), and a landfill partnership (sold April 28, 2006), as discontinued operations.

The following discussion and analysis provide information which management believes is relevant to the assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT

Certain statements in this filing contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘will’’ and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management. These risks include: our ability to finance and successfully operate our retail businesses; our ability to accurately predict demand for our products; our ability to receive timely deliveries from vendors; our ability to raise cash to meet seasonal demands; our dependence on the retail and aerospace industries; our ability to maintain customer satisfaction and deliver products of quality; our ability to properly assess our competition; our ability to improve our operations to profitability status; our ability to liquidate non-core assets to meet cash needs; our ability to attract and retain highly qualified executive management; our ability to achieve and execute internal business plans; weather conditions in Europe during peak business season and on weekends; labor disputes; competition; foreign currency fluctuations; worldwide political instability and economic growth; military conflicts, including terrorist activities; infectious diseases; new proposed legislation which may cause us to be required to fund our pension plan earlier than we had expected; and the impact of any economic downturns and inflation.

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

For the nine months ended June 30, 2006, we reported a loss from continuing operations before income taxes of $21.3 million, as compared to a loss of $15.5 million for the nine months ended June 30, 2005. The current nine months loss from continuing operations benefited from the settlement of the shareholder derivative litigation, which improved results by approximately $5.7 million. Excluding this item, the increased loss from continuing operations resulted primarily from lower revenues in our sports & leisure and aerospace segments. The seasonal inventory demands of our sports & leisure business and the operating losses have contributed primarily to our $18.4 million use of cash in our operating activities in the nine months ended June 30, 2006. As of June 30, 2006, we have unrestricted cash, cash equivalents and short-term investments of $15.9 million, and available borrowing under lines of credit of $3.6 million.

In order to improve our liquidity, on December 21, 2005, we signed a definitive agreement to sell our shopping center, Airport Plaza located in Farmingdale, NY, to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank. On July 6, 2006, we completed the sale of Airport Plaza. The purchaser was Airport Plaza, LLC, an affiliate of Kimco Realty Corporation. We received net proceeds of approximately $40.7 million from the sale. As a condition to closing, the buyer assumed our existing mortgage loan on Airport Plaza that had an outstanding principal balance of approximately $53.5 million on the closing date. The sale does not include several other undeveloped parcels of real estate that we own in Farmingdale, New York, the largest of which is under contract of sale to the market chain, Stew Leonards. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities.

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

We expect that cash on hand, which includes cash proceeds received from the stockholder derivative litigation, the Alcoa earn-out, $30.0 million of proceeds received from a new term loan at Corporate, cash available from lines of credit, and proceeds received from dispositions of short-term investments and our shopping center, will be adequate to satisfy our cash requirements during the next twelve months.

Our cash needs at our sports & leisure segment are generally the highest during the first and second quarters of our fiscal year, when our sports and leisure segment purchases inventory in advance of the spring and summer selling seasons.

On March 1, 2006, we entered into an €11.0 million ($13.2 million at June 30, 2006) seasonal credit line with Stadtsparkasse Düsseldorf, with half of the facility available to us for the 2006 season. The seasonal credit line bears interest at 2.75% over the three-month Euribor rate (5.24% at June 30, 2006) and we must pay a 1.25% per annum non-utilization fee on the available facility during the seasonal drawing period. The seasonal financing facility is 80% guaranteed by the German State of North Rhine-Westphalia. The seasonal facility will reduce by €1.0 million per year and expires on June 30, 2008. We are holding discussions with other German banks, to commit to one half of the seasonal facility on a permanent basis, subsequent to the 2006 season, but to date, we have not received a positive indication from a second bank to participate in the seasonal financing. If we are unable to obtain a €5.0 million commitment from a second bank by October 30, 2006, we have undertaken to deposit €5.0 million as restricted cash with Stadtsparkasse Düsseldorf in lieu of €5.0 million from the second bank, for the 2007 season. If we fail to do so, Stadtsparkasse Düsseldorf may reduce its loan commitment for the 2007 season.

In the event that our cash needs are substantially higher than projected, particularly during our seasonal trough, we will take additional actions to generate the required cash. These actions may include one or any combination of the following:

•	Liquidating investments and other non-core assets.
•	Obtaining additional borrowings from new lenders.
•	Eliminating, reducing, or delaying all non-essential services provided by outside parties, including consultants.
•	Significantly reducing our corporate overhead expenses.
•	Delaying purchases of inventory.

During the next several months, we plan to:

•	Generate additional cash from borrowings and/or the sale of other non-core assets to support our operations and corporate needs.
•	Enhance operational efficiency by eliminating unprofitable product lines.
•	Pursue potential investment partners and consider opportunities to go private or “dark”.

RESULTS OF OPERATIONS

Business Transactions

On April 28, 2006, our consolidated partnership, Eagle Environmental, L.P., completed the sale of its Royal Oaks landfill to Highstar Waste Acquisition for approximately $1.4 million. This transaction concludes the operating activity of Eagle Environmental L.P. and there is no requirement or current intent by us to pursue any new operating activities through this partnership. In the three and nine months ended June 30, 2006, we recognized a $1.0 million gain on disposal of discontinued operations as a result of this transaction.

On June 24, 2005, we completed the sale of our Fairchild Aerostructures business for $6.0 million to PCA Aerospace. The cash received from PCA Aerospace is subject to a post-closing adjustment based upon the net working capital of the business on January 1, 2005, compared with its net working capital as of June 24, 2005, which we have estimated to be approximately $1.5 million, and is included in accounts receivable at June 30, 2006. PCA Aerospace disputes the working capital post-closing adjustment, and also alleges that we owe PCA Aerospace $4.4 million. We have notified PCA Aerospace of our dispute of these claims. In connection with the sale, we deposited with an escrow agent approximately $0.4 million to secure indemnification obligations we may have to PCA Aerospace. The escrow period is eighteen months. We decided to sell Fairchild Aerostructures, which was included in our aerospace segment, because we believe we received adequate fair value for a business whose performance was below our expectations and because its business was unrelated to other businesses we own. We used $0.9 million of the proceeds from the sale to repay a portion of our CIT revolving credit facility and we used the remaining proceeds from the sale to reinvest in our existing operations.

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

(In thousands)	Three Months Ended		Nine Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Revenues
Sports & Leisure Segment	$85,092	$91,501	$162,837	$191,014
Aerospace Segment	20,486	21,309	56,778	65,845
Real Estate Operations Segment	259	259	777	777
Intercompany Eliminations	(22)	(115)	(64)	(358)
Total	$105,815	$112,954	$220,328	$257,278

Operating Income (Loss)
Sports & Leisure Segment	$6,534	$7,534	$(7,116)	$(795)
Aerospace Segment	1,437	1,740	3,235	5,133
Real Estate Operations Segment	191	122	388	377
Corporate and Other	(5,748)	(8,660)	(14,134)	(22,494)
Total	$2,414	$736	$(17,627)	$(17,779)

Revenues decreased by $7.1 million, or 6.3%, in the third quarter of fiscal 2006, as compared to the third quarter of fiscal 2005. Revenues decreased by $37.0 million, or 14.4%, in the first nine months of fiscal 2006, as compared to the first nine months of fiscal 2005. The first nine months of fiscal 2006, included reduced revenues of $28.2 million and $9.1 million in our sports & leisure segment and our aerospace segment, respectively. See segment discussion below for further details.

Gross margin as a percentage of sales improved to 41.9% in the three months ended June 30, 2006, as compared to 41.5% in the three months ended June 30, 2005. Gross margin as a percentage of sales improved to 39.7% in the first nine months of fiscal 2006, as compared to 38.3% in the first nine months of fiscal 2005. The increase in margins at our sports & leisure segment helped to partially offset the lower sales. Gross margins also improved at our aerospace segment due primarily to a change in product mix.

Selling, general and administrative expense as a percentage of sales increased to 41.0% for the three months ended June 30, 2006, as compared to 40.6% in the three months of fiscal 2005, due primarily to the lower volume of revenues. Selling, general and administrative expense as a percentage of sales increased to 48.1% for the nine months ended June 30, 2006, as compared to 44.4% in the first nine months of fiscal 2005, due primarily to the lower volume of revenues. Selling, general and administrative expense for the three and nine months ended June 30, 2006, also benefited from $1.1 million and $5.7 million, respectively, received by us from the settlement of the shareholder derivative litigation, offset partially by $0.6 million of related legal fees.

Net interest expense was $2.2 million and $2.6 million for the three months ended June 30, 2006 and June 30, 2005, respectively. Net interest expense was $6.2 million and $8.7 million for the nine months ended June 30, 2006 and June 30, 2005, respectively. The decrease was due primarily to lower interest expense on the $100 million interest rate contract, which we settled in December 2005, partially offset by interest from the $30.0 million Golden Tree term loan we entered into on May 3, 2006.

Investment income decreased by $5.2 million for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005, due primarily to the prior period including $6.9 million of investment income recognized from stock and dividends received from the demutalization of an insurance company.

The fair market value adjustment of our position in a ten-year $100 million interest rate contract improved by $0.8 million in the first nine months of fiscal 2006, as compared to $4.0 million in the same period in fiscal 2005. The fair market value adjustment of this agreement reflected increasing interest rates and caused the favorable change in fair market value of the contract in these periods. We settled the interest rate contract at the end of December 2005, and accordingly we will have no further income or loss from this contract. The settlement allowed us to increase cash available for operations by releasing approximately $2.5 million of cash held in escrow in excess of the liability.

The tax provision for the nine months ended June 30, 2006, represents $0.2 million of state taxes. No tax benefit was accrued, due to our domestic operations reporting a loss for the first nine months and our annual projected loss for domestic operations and efficient tax planning strategies that are currently being put into place at our foreign locations. The tax provision for the nine months ended June 30, 2005, represents foreign taxes withheld and state taxes.

Earnings (loss) from discontinued operations include the results of our shopping center, operations of a landfill development partnership, and Fairchild Aerostructures prior to their sale, certain accounts receivable recovery efforts, and legal and environmental expenses associated with our former businesses. The loss from discontinued operations for the first nine months of fiscal 2006 reflected $1.2 million of earnings recognized by our shopping center, prior to its sale, due primarily to the discontinuance of depreciation expense on this asset held for sale, offset by $2.5 million of legal expense, and $0.6 million of environmental expenses. The loss from discontinued operations for the first nine months of fiscal 2005 resulted primarily from net losses of $0.4 million reported by our shopping center and $1.2 million from Fairchild Aerostructures, and $1.4 million of legal and environmental expenses associated with our former businesses offset partially by $1.5 million of collections on retained accounts receivable that were previously written-off by a former subsidiary, and a tax benefit of $0.5 million realized from the carryback of environmental remediation payments.

We recognized a $12.5 million gain on the disposal of discontinued operations in each of the nine months ended June 30, 2006 and June 30, 2005, due to $12.5 million of additional proceeds earned from the sale of the fastener business. In the three and nine months ended June 30, 2006, we recognized a gain of $1.0 million gain form the sale of a landfill partnership. No income tax expense was recorded due to our overall tax loss in the United States.

Segment Results

Sports & Leisure Segment

Our sports & leisure segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. Primary brand names of our products include Hein Gericke and Polo. Hein Gericke currently operates 147 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, and the United Kingdom. Polo currently operates 89 retail shops in Germany and two shops in Switzerland. For the most part, the Hein Gericke retail stores sell Hein Gericke brand items, and the Polo retail stores sell Polo brand products. Both the Hein Gericke and Polo retail stores sell products of other manufacturers, the inventory of which is owned by the Company. IFW, located in Tustin, California, is a designer and distributor of motorcycle apparel, boots and helmets under several labels, including Hein Gericke. In addition, IFW designs and produces apparel under private labels for third parties. The sports and leisure segment is a seasonal business, with an historic trend of a higher volume of sales and profits during March through September.

  Sales in our sports & leisure segment decreased by $6.4 million and $28.2 million during the three and nine months ended June 30, 2006, respectively, as compared to the three and nine months ended June 30, 2005. Sales at IFW represented $4.5 million and $15.8 million of the decrease during the three and nine months ended June 30, 2006, respectively, as compared to the three and nine months ended June 30, 2005, due to a reduction in sales to Harley-Davidson and Tucker-Rocky. Same store sales at our retail stores decreased by 6.0% in the current nine month period. Additionally, foreign currency exchange rates on the translation of European sales into U.S. dollars changed unfavorably by approximately $7.3 million, or 4.4%, in the nine month period. Retail sales per average square meter was $1,634.69 in the nine months ended June 30, 2006, as compared to $1,814.21 in the nine months ended June 30, 2005. Sales were down at Hein Gericke due to delays in inventory receipts which resulted in out-of-stock conditions on certain high demand items; a shift in the timing of an advertising campaign from March to April; and unusually harsh weather during March in Europe. Sales were down at Polo due to the harsh weather in March in Germany and higher sales generated in the prior period resulting from Polo celebrating its 25th anniversary. Additionally, the month long world cup soccer tournament, which was hosted by Germany beginning in June, negatively affected revenues and profits. Operating income decreased by $1.0 million, or 13.3%, to $6.5 million in the three months ended June 30, 2006, as compared to $7.5 million in the three months ended June 30, 2005. The operating loss was $7.1 million for the nine months ended June 30, 2006, as compared to $0.8 million for the nine months ended June 30, 2005, respectively. The decrease in the operating results in the current periods was due primarily to the aforementioned sales decreases and the reduction in business at IFW. The business improved its gross margins as a percentage of sales by 1.3% over the nine months ended June 30, 2006, which offset partially the reduction in revenues during this period.

We have continued a program to focus on optimal store location. This includes closing or relocating low performing stores, and opening new stores in England and elsewhere in Western Europe. We have also redesigned several stores to better present our products to customers. Recently, we have taken action to significantly reduce the staff at IFW and focus its future efforts on designing for private labels and its licensing business.

Aerospace Segment

Our aerospace segment has five locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, and one location provides overhaul and repair capabilities. The products distributed include: navigation and radar systems, instruments, and communication systems, flat panel technologies and rotables. Our location in Titusville, Florida, overhauls and repairs landing gear, pressurization components, instruments, and avionics. Customers include original equipment manufacturers, commuter and regional airlines, corporate aircraft and fixed-base operators, air cargo carriers, general aviation suppliers and the military. Sales in our aerospace segment decreased by $0.8 million, or 3.9%, in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. Sales in our aerospace segment decreased by $9.1 million, or 13.8%, in the first nine months of fiscal 2006, as compared to the first nine months of fiscal 2005. Sales in our aerospace segment benefited in the nine months ended June 30, 2005, from the delivery of several unusually large orders. Demand in the aerospace industry for the products we sell continues to be adversely affected by the financial difficulties of commercial airlines.

Operating income decreased by $0.3 million and $1.9 million, in the three and nine months ended June 30, 2006, respectively, as compared to the same periods in fiscal 2005. The change was due primarily to the decrease in volume of sales, offset partially by a 1.8% increase in gross margin as a percentage of sales in the nine months ended June 30, 2006, as compared to the same period in fiscal 2005, reflecting margin increases at two of the five locations.

Real Estate Operations Segment

    Our real estate operations segment owns and operates a 451,000 square foot shopping center located in Farmingdale, New York, owns and leases to Alcoa a 208,000 square foot manufacturing facility located in Fullerton, California, and also owns and leases to PCA Aerospace a 58,000 square foot manufacturing facility located in Huntington Beach, California.

  The Fullerton property is leased to Alcoa through October 2007, and is expected to generate revenues and operating income in excess of $0.5 million per year. The Huntington Beach property is leased to PCA Aerospace through October 2007, and is expected to generate revenues and operating income of $0.4 million per year. We can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $6.0 million under a put option we hold which can be exercised upon the earlier of the time when a mortgage loan, which encumbers the property, is paid off (currently due in October 2007, but with extension options) or January 31, 2012. PCA Aerospace also holds a similar purchase option. At June 30, 2006, the book value of the Huntington Beach property was $3.0 million and we believe the current fair market value is in excess of $5.5 million.

In April 2005, we engaged Eastdil Realty Company, LLC, to explore opportunities for the sale of our Farmingdale, New York shopping center, Airport Plaza. In October 2005, our Board of Directors’ authorized management to sell the shopping center, and on December 21, 2005, we signed a definitive agreement to sell our center to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank. On July 6, 2006, we completed the sale of Airport Plaza and we received net proceeds of approximately $40.7 million from the sale. As a condition to closing, the buyer assumed our existing mortgage loan on Airport Plaza that had an outstanding principal balance of approximately $53.5 million on the closing date. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities, including opportunities to take our company private, or “going dark”. We expect to recognize a gain from this transaction. However, because of uncertain environmental liabilities, the gain may be delayed.

Corporate

The operating loss at corporate was reduced by $2.9 million and $8.4 million in the three and nine months ended June 30, 2006, respectively, as compared to the same periods of fiscal 2005, due primarily to the settlement of the shareholder derivative litigation. We recognized a net reduction in general and administrative expenses of $1.1 million and $5.7 million in the three and nine months ended June 30, 2006, respectively, from proceeds received as a result of the shareholder settlement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Total capitalization as of June 30, 2006 and September 30, 2005 was $202.2 million and $178.8 million, respectively. The nine-month change in capitalization included a $28.4 million net increase in debt resulting from additional borrowings from the $30.0 million term loan entered into in May 2006, and $8.5 million of borrowings from revolving lines of credit, offset partially by approximately $10.7 million of term debt repayments. Equity decreased by $5.0 million, reflecting our $11.5 million net loss, offset partially by a $6.4 million increase in other comprehensive income, primarily reflecting a $4.0 million increase fair market value of available-for-sale investment securities and a $2.0 million improvement in foreign currency translation adjustments. Our combined cash and investment balances totaled $100.9 million on June 30, 2006, as compared to $97.9 million on September 30, 2005, and included restricted investments of $76.2 million and $64.4 million at June 30, 2006 and September 30, 2005, respectively.

Net cash used for operating activities for the nine months ended June 30, 2006, was $18.4 million, and included a $10.4 million increase in net operating assets, principally related to a $30.6 million increase in inventory, offset partially by $22.8 million increase in accounts payable and other accrued liabilities. Net cash used for operating activities for the nine months ended June 30, 2005, was $20.6 million and principally reflected a $14.8 million increase in inventory and a $8.6 million increase in trading securities.

Net cash used for investing activities for the nine months ended June 30, 2006 was $1.7 million, and included $10.1 million to purchase investment securities and $5.9 million of capital expenditures, offset partially by $13.9 million of cash received from the sale of discontinued operations, including $12.5 million received from the calendar 2005 earn-out associated with our 2002 disposition of our fasteners business to Alcoa. Net cash provided by investing activities for the nine months ended June 30, 2005 was $25.7 million, and included $12.5 million received from the calendar 2004 earn-out associated with our 2002 disposition of our fasteners business to Alcoa, $6.0 million received from the sale of Fairchild Aerostructures in June 2005, and $15.1 million of proceeds received from investment securities liquidated, offset partially by $8.1 million of capital expenditures.

Net cash provided by financing activities was $16.7 million for the nine months ended June 30, 2006, which reflected a $23.9 million net increase in debt from additional borrowings, offset partially by $2.5 million in loan fees and $0.5 million of term loan repayments associated with our shopping center being classified as a discontinued operation. Net cash used for financing activities was $9.6 million for the nine months ended June 30, 2005, which primarily reflects $9.5 million of net debt repayments, offset partially by $0.9 million received on repayment of shareholder loans.

Our principal cash requirements include supporting our current operations, general and administrative expenses, capital expenditures, and the payment of other liabilities including pension and postretirement benefits, environmental investigation and remediation costs, and litigation related costs. We expect that cash on hand, cash generated from the sale of our shopping center, cash available from lines of credit, and proceeds received from dispositions of short-term investments, will be adequate to satisfy our cash requirements during the next twelve months.

In order to improve our liquidity, on December 21, 2005, we signed a definitive agreement to sell our shopping center, Airport Plaza located in Farmingdale, NY, to KRC Acquisition Corp., acting on behalf of a joint venture comprised of Kimco Realty Corporation and a fund managed by a major investment bank. On July 6, 2006, we completed the sale of Airport Plaza. The purchaser was Airport Plaza, LLC, an affiliate of Kimco Realty Corporation. We received net proceeds of approximately $40.7 million from the sale. As a condition to closing, the buyer assumed our existing mortgage loan on Airport Plaza that had an outstanding principal balance of approximately $53.5 million on the closing date. The sale does not include several other undeveloped parcels of real estate that we own in Farmingdale, New York, the largest of which is under contract of sale to the market chain, Stew Leonards. We decided to sell the shopping center to enhance our financial flexibility, allowing us to invest in existing operations or pursue other opportunities.

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

The costs of being a small to mid-sized public company have increased substantially with the introduction and implementation of controls and procedures mandated by the Sarbanes Oxley Act of 2002. Audit fees and audit related fees have significantly increased over the past two years. Our increased costs also include the effects of acquisitions and additional costs related to compliance with various financing agreements. The costs to comply with Section 404 of the Sarbanes Oxley Act of 2002 alone substantially increased our audit and related costs to approximately $3.1 million in fiscal 2005, as compared to only $1.6 million in fiscal 2004. This increase is significant for a company of our size. However, on March 31, 2006, our market capitalization was below the $50.0 million threshold and accordingly, on September 30, 2006, we will cease to be deemed an accelerated filer in accordance with the United States Securities and Exchange Commission regulations and will not be required to comply with Section 404 of the Sarbanes Oxley Act of 2002 in fiscal 2006. We will likely choose not to comply with some or all of the provisions of Section 404, and specifically do not plan to have an audit of our internal controls and, accordingly, we expect a substantial reduction in our audit fees in fiscal 2006. We are also considering additional longer term options for reducing our public costs in the coming year, including opportunities to take our company private, or “going dark”.

In February 2005, we announced our intention to purchase up to 500,000 shares of our outstanding Class A Common Stock. Through June 30, 2006, we acquired 61,800 shares at an average price of $3.12 per share, and have not purchased any shares since May 11, 2005.

Off Balance Sheet Items

On June 30, 2006, approximately $1.5 million of bank loans received by retail shop partners in the sports & leisure segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us. These guarantees were not assumed by us when we acquired the sports & leisure business. We have guaranteed loans to shop partners for the purchase of store fittings in certain locations where we sell our products. The loans are secured by the store fittings purchased to outfit our retail stores.

Contractual and Other Obligations

At June 30, 2006, we had contractual commitments to repay long-term debt, including capital lease obligations. Payments due under these long-term obligations for the fiscal years ending September 30 are as follows: $3.5 million for 2006; $15.1 million for 2007; $19.1 million for 2008; $15.3 million for 2009; $31.0 million for 2010.

We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At June 30, 2006, we had contingent liabilities of $3.0 million on commitments related to outstanding letters of credit.

Our operations enter into purchase commitments in the normal course of business.

Based upon the Employee Retirement Income Security Act of 1974 and our actuary’s assumptions and projections completed for last fiscal year, we would not have to provide additional cash contributions to our largest pension plan until 2009. These actuarial projections indicated contribution requirements of $1.2 million in 2009, $2.0 million in 2010 and a total of $11.4 million in 2011 through 2015. However, recently the Pension Protection Act of 2006 was enacted into law. The Pension Protection Act of 2006 will change significantly the timing and amount of our annual contribution requirements from those we previously disclosed under the Employee Retirement Income Security Act of 1974. Our actuaries are currently projecting the timing and amount of our future contribution requirements under the Pension Protection Act of 2006.

In addition, we are required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

In addition, we have $27.9 million classified as other long-term liabilities at June 30, 2006, including $13.8 million due to purchase the remaining 7.5% interest in PoloExpress in April 2008. The remaining $14.1 million of other long-term liabilities include environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

Currently, we are not being audited by the IRS for any years. However, we are currently being audited in Germany for 1997 through 2002. Our tax liability was $42.2 million at June 30, 2006. However, based on tax planning strategies, we do not anticipate having to satisfy the tax liability over the short-term.

Should any of these liabilities become immediately due, we may be obligated to obtain financing, raise capital, and/or liquidate assets to satisfy our obligations.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

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

 Interest Rate Risk: In May 2004, we issued a floating rate note with a principal amount of €25.0 million. Embedded within the promissory note agreement is an interest rate cap protecting one half of the €25.0 million borrowed. The embedded interest rate cap limits to 6%, the 3-month EURIBOR interest rate that we must pay on the promissory note. We paid approximately $0.1 million to purchase the interest rate cap. In accordance with SFAS 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. We are accounting for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument. At June 30, 2006, the fair value of this instrument is nominal.

Foreign Currency Risk: We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, if we determine appropriate, we may consider utilizing foreign currency forward contracts in the future. For the nine months ended June 30, 2006, we estimate that approximately 74% of our total revenues were derived from customers outside of the United States, with approximately 63% of our total revenues denominated in currencies other than the United States dollar. We estimate that revenue and operating expenses for the nine months ended June 30, 2006 were lower by $7.3 million and $3.5 million, respectively, as a result of changes in exchange rates as compared to the nine months ended June 30, 2005. At June 30, 2006, we had $36.1 million of working capital denominated in foreign currencies. At June 30, 2006, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency at June 30, 2006:

				Total
	Euro	UK Pound	Swiss Franc	Exposure
Revenues	80%	18%	2%	100%
Operating Expenses	82%	17%	1%	100%
Working Capital	79%	19%	2%	100%

A hypothetical 10% strengthening of the dollar during the nine months ended June 30, 2006 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $14.1 million and reduced operating expenses by approximately $6.9 million, resulting in a $0.2 million improvement in our operating loss as compared to what was actually reported. Working capital at June 30, 2006, would have been approximately $3.3 million lower than actually reported, if we had used this hypothetical stronger United States dollar. These numbers were estimated using the different hypothetical rate for the entire year and applying it evenly to all non United States dollar transactions.

Inflation: We believe that inflation has not had a material impact on our results of operations for the nine months ended June 30, 2006. However, we cannot assure you that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, which we refer to as the Evaluation Date. They have concluded that, as of the Evaluation Date, such controls and procedures were ineffective at ensuring that the required information was disclosed on a timely basis in our reports filed under the Exchange Act, due to the two material weaknesses noted in our annual report at September 30, 2005.

Changes in Internal Controls

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, which we refer to as the evaluation date. We aim to maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. Our disclosure controls and procedures were not effective at September 30, 2005, due to two material weaknesses noted in our annual report. We implemented policies and procedures that will document adequately the review and approval process of journal entries at our two subsidiaries which were found to have a material weakness as of September 30, 2005. Additionally, we have enhanced our procedures relating to accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles, to reduce the likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential could occur. Furthermore, we our currently seeking additional accounting staff support in this regard. While we believe we may have sufficiently corrected these two material weaknesses, this determination can only be substantiated over the passage of time. There were no other significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended June 30, 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required to be disclosed under this Item is set forth in Footnote 7 (Contingencies) of the Consolidated Financial Statements (Unaudited) included in this Report.

Item 1A. Risk Factors

An investment in our Company involves risks, including, but not limited to, those discussed below. These risk factors should be considered carefully before deciding whether to invest in our Company.

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

These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, backlog and other trend estimates that may cause our actual future activities and results of operations to be materially different from those suggested or described in this report.

•
Our operations are primarily dependant upon the retail and aerospace industries. Our operations may be affected adversely by general economic conditions and events which result in reduced customer spending in the markets served by our products in the retail and aerospace industries. Any downturn in either or both industries could materially and adversely affect the overall financial condition of our company.

•
Our company is highly leveraged. Our ability to access additional capital or liquidate non-core assets may be limited and require significant lead time. As such, our cash requirements are dependant upon our ability to achieve and execute internal business plans, including:

o	Our ability to accurately predict demand for our products;
o	Our ability to receive timely deliveries from vendors;
o	Our ability to raise cash to meet seasonal demands;
o	Our ability to maintain customer satisfaction and deliver products of quality;
o	Our ability to properly assess our competition;
o	Our ability to improve our operations to profitability status;

An adverse assessment in our prediction of our cash requirements and execution of internal business plans could materially and adversely affect the overall financial condition of our company.

•
Foreign exchange rate risks.  We purchase and sell a significant amount of our products internationally and in most markets those purchases are made in currencies other than the local currency and sales are made in the foreign country’s local currency.  We do not place a significant reliance on the use derivative financial instruments to attempt to manage risks associated with foreign currency exchange rates.  Accordingly, there can be no assurance that in the future we will not have a material adverse effect on our business and results of operations from exposure to changes in foreign exchange rates.

•
Interest Rate Risk. We are subject to market risk from exposure to changes in interest rates based on our variable rate financing. Increases in interest rates could have a negative impact on our available cash and our results of operations and adversely affect the overall financial condition of our company.

•
Government Regulation. We must comply with governmental laws and regulations that are subject to change and involve significant costs. Our sales and operations in areas outside the U.S. may be subject to foreign laws, regulations and the legal systems of foreign courts or tribunals.  These laws and policies governing operations of foreign-based companies could result in increased costs or restrictions on the ability of the Company to sell its products in certain countries.  Our international sales operations may also be adversely affected by United States laws affecting foreign trade and taxation.

Our domestic sales and operations are subject to governmental policies and regulatory actions of agencies of the United States Government, including the Environmental Protection Agency, SEC, National Highway Traffic Safety Administration, Department of Labor and Federal Trade Commission.  In addition, we are subject to policies and actions of the New York Stock Exchange (“NYSE”) and laws and actions of state legislatures and other local regulators. Changes in regulations or the imposition of additional regulations could have a material adverse effect on our business and results of our operations.

We are subject to numerous local government laws and regulations, including those relating to the operation of our retail stores. We are also subject to laws governing our relationship with employees, including minimum wage requirements, laws and regulations relating to overtime, working and safety conditions, and citizenship requirements. Material increases in the cost of compliance with any applicable law or regulation and similar matters could materially and adversely affect the overall financial condition of our company.

In addition, our competition may not be subject to the requirements of the SEC or the NYSE rules.  As a result, we may be required to disclose certain information that could put us at a competitive disadvantage to our principal competitors.

•
Economical, Political and Other Risks associated with Business Activities in Foreign Countries. Because we plan to continue using foreign contract manufacturers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries. We currently use contract manufacturers in Asia to manufacture the most of the products we sell, and we plan to continue using foreign manufacturers to manufacture these products. These international operations are subject to inherent risks, which may adversely affect us, including:

o	political and economic instability;
o	high levels of inflation, historically the case in a number of countries in Asia;
o	burdens and costs of compliance with a variety of foreign laws;
o	foreign taxes; and
o	changes in tariff rates or other trade and monetary policies.

•
Our operations are dependent upon attracting and retaining skilled employees. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain skilled personnel for all areas of our organization.   The current and future total compensation arrangements, which include benefits and cash bonuses, may not be successful in attracting new employees and retaining and motivating our existing employees. If we do not succeed in attracting personnel or retaining and motivating existing personnel, we may be unable to develop and distribute products and services or grow effectively.

•
We have a number of worldwide competitors of varying sizes some of which have greater financial resources than we do. Several of our competitors are more diversified than we are, and/or they may have greater financial resources than we do.  Also, if price becomes a more important competitive factor for our consumers, we may have a competitive disadvantage.  Failure to adequately address and quickly respond to these competitive pressures could have a material adverse effect on our business and results of operations.

•
Our marketing strategy of associating our retail products with a motorcycling lifestyle may not be successful with future customers.  We have had success in marketing our products to motorcyclists.  The lifestyle of motorcyclists is now more typically associated with a customer base comprised of individuals who are, on average, in their mid-forties.  To sustain long-term growth, the motorcycle industry must continue to be successful in promoting motorcycling to customers new to the sport of motorcycling including women, younger riders and more ethnically diverse riders. Accordingly, we must be successful providing products that satisfy the latest fashion desires and protection requirements of our customers. Failure to adequately address and quickly respond to our customers needs could have a material adverse effect on our business and results of operations.

•
Our success in our retail operations depends upon the continued strength of the Hein Gericke and Polo brands. We believe that our Hein-Gericke and Polo brands have significantly contributed to the success of our business and that maintaining and enhancing the brand is critical to maintaining and expanding our customer base.  Failure to protect the brand from infringers or to grow the value of our Hein-Gericke and Polo brands could have a material adverse effect on our business and results of operations.

•
Our future growth will suffer if we do not achieve sufficient market acceptance of our products to compete effectively. Our success depends, in part, on our ability to gain acceptance of our current and future products by a large number of customers. Achieving market- based acceptance for our products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by potential customers. We may be unable to offer products consistently or at all that compete effectively with products of others on the basis of price or performance. Failure to achieve broad acceptance of our products by potential customers and to effectively compete could have a material adverse effect on our business and results of operations.

•
Quarterly Fluctuations. Quarterly results of our sports & leisure segment’s operations have historically fluctuated as a result of retail consumers purchasing patterns, with the highest quarter in terms of sales and profitability being our third and fourth quarters. Any economic downturn occurring in our third and fourth quarter could have a material adverse effect on our business and results of operations.

•
We incur substantial costs and cash funding requirements with respect to pension benefits and providing healthcare to our former employees. Our estimates of liabilities and expenses for pensions and other post-retirement healthcare benefits require the use of assumptions. These assumptions include the rate used to discount the future estimated liability, the rate of return on plan assets and several assumptions relating to the retirees medical costs and mortality. Actual results may differ which may have a material adverse effect on future results of operations, liquidity or shareholders’ equity. Our largest pension plan is in an underfunded situation, and our future funding requirements were projected based upon legislation that may change. Any changes in the pension laws or estimates used could have a material adverse effect on our future funding requirements, business and results of operations. In addition, rising healthcare and retirement benefit costs in the United States may position us in a situation of competitive disadvantage.

•
Expense of being a Public Company. The costs of being a small to mid-sized public company have increased substantially with the introduction and implementation of controls and procedures mandated by the Sarbanes Oxley Act of 2002. We have seen audit fees and audit related fees have significantly increased over the past two years. These increases, and any addition burden place by future legislation could have a material adverse effect on our financial condition, future results of operations or net cash flows.

•
Environmental Matters. As an owner and former owner and operator of property, including those which we performed manufacturing operations, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. We routinely assess our environmental accruals for identified concern locations of our former operations. We cannot provide assurance that unexpected environmental liabilities will not arise.

•
Legal Matters. We are involved in various other claims and lawsuits incidental to our business. We, either on our own or through our insurance carriers, are contesting these matters. In the opinion of management, the ultimate resolution of litigation against us, including that mentioned above, will not have a material adverse effect on our financial condition, future results of operations or net cash flows.

If one or more of these and other risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. If two or more of these risks or other risks or uncertainties occur individually or simultaneously, they could have a material adverse effect on our financial condition and cash position. Given these uncertainties, users of the information included in this report, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not intend to update the forward-looking statements included in this filing, even if new information, future events or other circumstances have made them incorrect or misleading.

Item 2. Changes in Securities and Use of Proceeds

Pursuant to the sale of our fastener business to Alcoa, we have agreed that the Company may not declare dividends on its common stock for a period of five years ending on December 3, 2007.

Pursuant to the $30 Million Credit Agreement dated May 3, 2006, with The Bank of New York, as administrative agent and GoldenTree Asset Management, L.P., as collateral agent, the Company may not declare any dividends while the loan is still in place. The loan matures on May 3, 2010,

Item 5. Other Information

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

10.1 Credit Agreement dated May 3, 2006, between The Fairchild Corporation, as Borrower, The Bank of New York as Administrative Agent, and GoldenTree Asset Management L.P. as Collateral Agent, for four-year term loan in the original principal amount of $30,000,000 (incorporated by reference to the Registrant’s Report on Form 8-K dated May 3, 2006).

   * 31 Certifications required by Section 302 of the Sarbanes-Oxley Act.

   * 32 Certifications required by Section 906 of the Sarbanes-Oxley Act.

   *  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.

For THE FAIRCHILD CORPORATION
(Registrant) and as its Chief
Financial Officer:

By: /s/ MICHAEL L. McDONALD
Michael L. McDonald
Senior Vice President and
Chief Financial Officer

Date: August 9, 2006