Form 10-K
period 2006-09-30
FAIRCHILD CORP
filed 2007-08-13
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended September 30, 2006
Commission File Number 1-6560
THE FAIRCHILD CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	34-0728587
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

1750 Tysons Boulevard, Suite 1400, McLean, VA 22102
(Address of principal executive offices)

(703) 478-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A Common Stock, par value $.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes   [X] No.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes  [X] No.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days [  ] Yes   [X ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [   ] Yes [X] No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)     [   ] Yes [X] No

On March 31, 2006, the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing price of these shares on the New York Stock Exchange) was approximately $46.7 million (excluding shares deemed beneficially owned by affiliates of the Registrant under Commission Rules).

On June 30, 2007, the number of shares outstanding of each of the Registrant's classes of common stock were as follows:

Class A Common Stock, $0.10 Par Value	22,604,835
Class B Common Stock, $0.10 Par Value	2,621,338

THE FAIRCHILD CORPORATION
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2006

PART I

     All references in this Annual Report on Form 10-K to the terms ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ the ‘‘Company’’ and ‘‘Fairchild’’ refer to The Fairchild Corporation and its subsidiaries. All references to ‘‘fiscal’’ in connection with a year shall mean the 12 months ended September 30, 2006, September 30, 2005, or September 30, 2004, respectively.

CAUTIONARY STATEMENT

     Certain statements in this filing contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operation, and business. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘will’’ and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, including current trend information, projections for deliveries, and other trend estimates that may cause our actual future activities and results of operations to be materially different from those suggested or described in this financial discussion and analysis by management.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Item 1A).  Given these uncertainties, users of the information included in this financial discussion and analysis by management, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. We do not intend to update the forward-looking statements included in this filing, even if new information, future events or other circumstances have made them incorrect or misleading.

FINANCIAL RESTATEMENT

This report contains our consolidated financial statements and related notes for fiscal 2006, as well as a restatement of our previously issued consolidated financial statements for fiscal 2005 and 2004, and for the quarters ended June 30, 2006, March 31, 2006, December 31, 2005, June 30, 2005, March 31, 2005, and December 31, 2004. Since we announced our restatement in January 2007, we have devoted substantial efforts towards the completion of our restatement.  For the purposes of the consolidated financial statements, all restatement adjustments relating to periods prior to October 1, 2003 have been presented as adjustments to retained earnings as of September 30, 2003.  We have also included under Item 6, “Selected Financial Data”, restated financial information as of and for the three month transition period ended September 30, 2003 and as of and for the fiscal years ended June 30, 2003 and 2002.

During the course of our fiscal 2006 audit, the Audit Committee of our Board of Directors concluded in January 2007 that our previously filed interim and audited consolidated financial statements should not be relied upon since they were prepared applying accounting practices in accounting for income taxes that did not comply with generally accepted accounting principles (“GAAP”) and, consequently, we would restate our consolidated financial statements. During the course of the Company’s review of its historical financial statements, additional errors were identified.  The consolidated financial statements for fiscal 2005 and 2004 included in this Annual Report on Form 10-K include restatement adjustments that we have categorized into the following three areas: our accounting for income taxes; our accounting for commitments and contingencies; and our accounting for long-term investments.  See Note 2 of our consolidated financial statements included in this Form 10-K for additional information regarding the restatement of our consolidated financial statements for the periods noted below.

The overall impact of our restatement was a total increase in retained earnings of $2.7 million through June 30, 2006. This amount includes:

•	A $0.6 million increase in earnings for periods prior to October 1, 2003 (as reflected in beginning retained earnings as of October 1, 2003);
•	A $1.1 million decrease in earnings for fiscal 2004;
•	A $1.9 million decrease in net loss for fiscal 2005; and
•	A $1.3 million decrease in net loss for the nine months ended June 30, 2006.

As a result of Fairchild’s failure to file on a timely basis its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, Fairchild is no longer eligible to use form S-3 to register its securities with the SEC until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.

ITEM 1.  BUSINESS

General

     The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. Our business consists of three segments: PoloExpress; Hein Gericke; and Aerospace.  Both our PoloExpress and Hein Gericke segments are engaged in the design and retail sale of motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists in Europe. In addition, Hein Gericke is engaged in the design and distribution of motorcycle apparel in the United States.  Our Aerospace segment stocks a wide variety of aircraft parts and distributes them to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators, and other aerospace companies worldwide. Additionally, our Aerospace segment performs component repair and overhaul services.  In fiscal 2006, we operated a Real Estate segment, which owned and leased a shopping center located in Farmingdale, New York, and owned and rented two improved parcels located in Southern California.  During fiscal 2006, we sold the shopping center and reclassified the remaining portions of our Real Estate segment into our corporate and other segment.  Also during fiscal 2006, we split our previously reported Sports & Leisure segment into two separate segments, PoloExpress and Hein Gericke, as management began reviewing the operating results of each and allocating resources to each separately in 2006.

     On July 6, 2006, we completed the sale of our Farmingdale, New York, shopping center, Airport Plaza, to an affiliate of Kimco Realty Corporation.  We received net proceeds of approximately $40.7 million from the sale. As a condition to closing, the buyer assumed our existing mortgage loan on Airport Plaza that had an outstanding principal balance of approximately $53.5 million on the closing date.

     On November 1, 2003, we acquired substantially all of the worldwide operations of Hein Gericke, PoloExpress, and Intersport Fashions West, Inc., the predecessor company to Fairchild Sports USA, (“Fairchild Sports USA”) collectively now known as Fairchild Sports. The Hein Gericke operations, including Fairchild Sports USA, were acquired out of the German-equivalent of bankruptcy, while the PoloExpress operations were financially stable.

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657.0 million in cash and the assumption of certain liabilities. In addition, we earned additional proceeds of $12.5 million in each of fiscal 2004, 2005, and 2006 as the number of commercial aircraft delivered by Boeing and Airbus exceeded specified annual levels.  We received the final $12.5 million payment in February 2007.

Financial Information about Business Segments

     Our business segment information is incorporated herein by reference from Note 16 of our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”.

Narrative Description of Business Segments

PoloExpress Segment

     PoloExpress is engaged in the design and retail sale of motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists in Europe.  As of September 30, 2006, PoloExpress operated 91 retail shops in Germany and two shops in Switzerland.  PoloExpress has seasonal fluctuations in its business, with a historic trend of a higher volume of sales and profits during the months of March through September.  Our PoloExpress segment represented approximately 36% of our consolidated revenues in fiscal 2006.

   Products

     Products sold by PoloExpress include motorcycle apparel, helmets, boots, protective clothing, and technical accessories for motorcycle enthusiasts.  The majority of these products are sold at retail stores leased by us and operated primarily by shop partners who sell our products in accordance with agreements with us permitting the shop partner to operate and maintain an individual store.  Shop partners are paid a commission based on the performance of their store.  All inventory displayed and stocked in the stores is owned by us and, until sold, remains our property.  Less than 5% of PoloExpress stores leased by us are operated using our own employees.  Mail order and internet sales represented 6.8% of PoloExpress sales for fiscal 2006.  Although the PoloExpress retail stores sell predominantly Polo brand products, these retail stores also stock and sell products that we purchase from other manufacturers. The PoloExpress products are manufactured by third parties located principally in Asia, and are shipped to our leased warehouse, where they are temporarily stored until shipped to the individual retail stores for sale.  The main warehouse for PoloExpress is located in Düsseldorf, Germany.

Sales and Markets

     PoloExpress mainly sells its products in Germany and Switzerland through its retail stores.  Approximately 96% of PoloExpress retail sales are to customers in Germany and 4% are to customers in Switzerland.  Since the vast majority of sales are through these retail stores, we have a very large number of customers.  Mainly due to the prevailing weather in Western Europe, our business is very seasonal with a historic trend of a higher volume of sales and profits during the months of March through September.

   Competition

     PoloExpress faces competition from other European retail sellers of motorcycle equipment and clothing, including Hein Gericke, Harley-Davidson, Detlev Louis, Dianese, and many independent shop owners.  There is a large market for motorcycle enthusiasts in Europe and competition is tight among the retailers.  We believe that a key market position is held by PoloExpress in Germany.

Hein Gericke Segment

     Hein Gericke, including Fairchild Sports USA, is engaged in the design and retail sale of motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists in Europe and the design and distribution of such apparel in the United States.  As of September 30, 2006, Hein Gericke operated 145 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Turkey, and the United Kingdom.  Fairchild Sports USA, located in Tustin, California, is a designer and distributor of motorcycle apparel, and other protective clothing, under several labels, including Hein Gericke. Hein Gericke has seasonal fluctuations in its business, with a historic trend of a higher volume of sales and profits during the months of March through September.  Our Hein Gericke segment represented approximately 38% of our consolidated revenues in fiscal 2006.

   Products

     Products of Hein Gericke include motorcycle apparel, helmets, boots, protective clothing, and technical accessories for motorcycle enthusiasts.  The majority of these products are sold at retail stores leased by us and operated primarily by shop partners who sell our products in accordance with agreements with us permitting the shop partner to operate and maintain an individual store.  Shop partners are paid a commission based on the performance of their store.  All inventory displayed and stocked in the stores is owned by us and, until sold, remains our property.  Approximately 30% of stores leased by us are operated using our own employees.  Mail order and internet sales represented 1.0% of Hein Gericke sales in fiscal 2006.  Although the Hein Gericke retail stores sell predominantly Hein Gericke brand products, these retail stores stock and sell products that we purchase from other manufacturers. The Hein Gericke products are manufactured by third parties located principally in Asia, and are shipped to our leased warehouse, where they are temporarily stored until shipped to the individual retail stores for sale.  The main warehouse for Hein Gericke is located in Düsseldorf, Germany.

     Fairchild Sports USA is a designer and distributor of motorcycle apparel under several labels, including Hein Gericke. In addition, Fairchild Sports USA designs and contracts with manufacturers for the production of apparel under private labels for third parties, including Honda and Yamaha as well as for Harley-Davidson dealers under a licensing arrangement with Harley-Davidson.

   Sales and Markets

     Hein Gericke mainly sells its products in Europe through its retail stores in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Turkey, and the United Kingdom.  Approximately 46% of Hein Gericke’s retail sales are to customers in Germany and 37% are to customers in the United Kingdom.  Since the vast majority of sales are through these retail stores, we have a very large number of customers.  Mainly due to the prevailing weather in Western Europe, our business is very seasonal with a historic trend of a higher volume of sales and profits during the months of March through September.

     Fairchild Sports USA is a designer and distributor in the United States, selling to companies such as Honda, Yamaha, Harley-Davidson, Harley-Davidson dealers, and other independent dealers.

     Overall, foreign sales (revenues generated outside of the United States) and domestic sales represented 92% and 8%, respectively, of the revenues generated by our Hein Gericke segment.

Competition

     Hein Gericke faces competition from other European retail sellers of motorcycle equipment and clothing, including PoloExpress, Harley-Davidson, Detlev Louis, Dianese, and several independent shop owners.  There is a large market for motorcycle enthusiasts in Europe and competition is tight among the retailers.  We believe that key market positions are held by Hein Gericke in Europe.

Aerospace Segment

     Our Aerospace segment consists of aerospace operations that are conducted through our subsidiary Banner Aerospace Holding Company I, Inc.  We offer a wide variety of aircraft parts and component repair and overhaul services.  The aircraft parts which we distribute are either purchased on the open market or acquired from original equipment manufacturers (“OEMs”) as an authorized distributor.  Our Aerospace segment represented approximately 26% of our consolidated revenues in fiscal 2006.

   Products

     Products of the aerospace operations include rotable parts, such as flight data recorders, radar and navigation systems, instruments, hydraulic and electrical components, space components, and certain defense related items.

     Rotable parts are sometimes purchased as new parts, but are generally purchased in the aftermarket and are then overhauled by us or for us by outside contractors, including OEMs or FAA-licensed facilities.  Rotables are sold in a variety of conditions such as new, overhauled, serviceable, and “as is”.  Rotables may also be exchanged instead of sold.  An exchange occurs when an item in inventory is exchanged for a customer’s part and the customer is charged an exchange fee.

     An extensive inventory of products and a quick response time are essential in providing support to our customers.  Another key factor in selling to our customers is our ability to maintain a system that traces a part back to the manufacturer or repair facility.  We also offer immediate shipment of parts in aircraft-on-ground situations.

     Through our FAA-licensed repair station, we provide a number of services such as component repair and overhaul services.  Component repair and overhaul capabilities include pressurization, instrumentation, avionics, aircraft accessories, and airframe components.

   Sales and Markets

     Our aerospace operations sell products in the United States and abroad to original equipment manufacturers, commercial airlines, corporate aircraft operators, fixed-base operators, air cargo carriers, general aviation suppliers, and the military.  Our aerospace operations conduct marketing efforts through direct sales forces, outside representatives and, for some product lines, overseas sales offices.  Sales in the aviation aftermarket depend on price, service, quality, and reputation.

     Our Aerospace segment's business does not experience significant seasonal fluctuations nor depend on a single customer.  Approximately 52% of our aerospace sales are to domestic purchasers, some of which may represent offshore users.

 Competition

     Our aerospace operation competes with: AAR Corp; Volvo Aero Services; Duncan Aviation; Stevens Aviation; OEMs such as Honeywell, Rockwell Collins, Raytheon, and Litton; other repair and overhaul organizations; and many smaller companies.

     We face intense competition in the aerospace industry, as we are one of many companies competing for business. Quality, performance, service, and price are generally the prime competitive factors in the aerospace industry.  We seek to maintain a higher level of quality and performance over our competitors.

Corporate and Other Segment

     Our corporate and other segment owns and rents two improved parcels located in Southern California and owns several other parcels of non-core real estate, including three parcels located in Farmingdale, New York. Revenues generated by the corporate and other segment represented less than 1% of our total revenues.

Foreign Operations

     Our operations are located throughout the world.  Inter-area sales are not significant to the total revenue of any geographic area.  Export sales are made by U.S. businesses to customers in non-U.S. countries, whereas foreign sales are made by our non-U.S. subsidiaries.  For our sales results by geographic area and export sales, see Note 17 of our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Backlog of Orders

     Substantially all of the products we sell are provided to our customers immediately. Backlog is not an important component to our overall business.

Suppliers

     In fiscal 2006, our PoloExpress and Hein Gericke segments purchased approximately 17% and 11%, respectively, of their products from Kido Industrial Co, Ltd. In fiscal 2006, our Aerospace segment purchased approximately 12% of its products from Universal Avionics Systems. We are not materially dependent upon any other single supplier, but we are dependent upon a wide range of subcontractors, vendors, and suppliers of materials to meet our commitments to our customers. From time to time, we enter into exclusive supply contracts in return for logistics and price advantages. We do not believe that any one of these exclusive contracts would impair our operations if a supplier failed to perform.

Research and Patents

     We own patents relating to the design of certain of our products and have licenses of technology covered by the patents of other companies. We do not believe that any of our business segments are dependent upon any single patent.

Personnel

     As of September 30, 2006, we had approximately 590 employees.  Approximately 210 of these were based in the United States, and 380 were based in Europe. None of our employees were covered by collective bargaining agreements. Overall, we believe that relations with our employees are good.

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

ITEM 1A.  RISK FACTORS

•
Our operations are primarily dependent upon the retail and aerospace industries.  Our operations may be affected adversely by general economic conditions and events which result in reduced customer spending in the markets served by our products in the retail and aerospace industries. Any downturn in either or both industries could materially and adversely affect the overall financial condition of our company.

•
Our company is highly leveraged. Our ability to access additional capital or liquidate non-core assets may be limited and require significant lead time. If we are able to raise additional capital, interest rates or other terms may be unfavorable and adversely affect our financial condition or results of operations. As such, our cash requirements are dependent upon our ability to achieve and execute internal business plans, including:

o	Our ability to accurately predict demand for our products;
o	Our ability to receive timely deliveries from suppliers;
o	Our ability to raise cash to meet seasonal and other demands;
o	Our ability to maintain customer satisfaction, attract customers to our stores, and deliver products of quality;
o	Our ability to properly assess our competition; and
o	Our ability to improve our operations to profitability status.

An adverse assessment in our prediction of our cash requirements and execution of internal business plans could materially and adversely affect the overall financial condition of our company.

•
Foreign exchange rate risks.  We purchase and sell a significant amount of our products internationally. In most markets sales are made in the foreign country’s local currency.  Additionally, a significant amount of purchases are made in currencies other than the foreign country’s local currency.  We do not place a significant reliance on the use of derivative financial instruments to attempt to manage risks associated with foreign currency exchange rates.  Accordingly, there can be no assurance that in the future we will not have a material adverse effect on our business and results of operations from exposure to changes in foreign exchange rates.

•
Interest rate risk. We are subject to market risk from exposure to changes in interest rates based on our variable rate financing. Increases in interest rates could have a negative impact on our available cash and our results of operations and adversely affect the overall financial condition of our company.

•
Government regulation. We must comply with governmental laws and regulations that are subject to change and involve significant costs. Our sales and operations in areas outside the United States may be subject to foreign laws, regulations and the legal systems of foreign courts or tribunals.  These laws and policies governing operations of foreign-based companies could result in increased costs or restrictions on the ability of the Company to sell its products in certain countries.  Our international sales operations may also be adversely affected by United States laws affecting foreign trade and taxation.

Our domestic sales and operations are subject to governmental policies and regulatory actions of agencies of the United States Government, including the Environmental Protection Agency, Securities and Exchange Commission (“SEC”), National Highway Traffic Safety Administration, Department of Labor, Federal Aviation Administration, and Federal Trade Commission.  In addition, we are subject to policies and actions of the New York Stock Exchange (“NYSE”) and laws and actions of state legislatures and other local regulators. Changes in regulations or the imposition of additional regulations could have a material adverse effect on our business and results of our operations.

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

In addition, our competition may not be subject to the requirements of the SEC or the NYSE rules.  As a result, we may be required to expend funds on financial and other controls and disclose certain information that could put us at a competitive disadvantage to our principal competitors.

•
Economic, political, and other risks associated with business activities in foreign countries. Because we plan to continue using foreign manufacturers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries. We currently use suppliers in Asia to manufacture a significant amount of the products we sell, and we plan to continue using foreign suppliers to manufacture these products. These international operations are subject to inherent risks, which may adversely affect us, including:

o	political and economic instability;
o	high levels of inflation, historically the case in a number of countries in Asia;
o	burdens and costs of compliance with a variety of foreign laws;
o	foreign taxes; and
o	changes in tariff rates or other trade and monetary policies.

•
Our operations are dependent upon attracting and retaining skilled employees.  Our future success depends on our continuing ability to identify, hire, develop, motivate and retain skilled personnel in all areas of our organization.   The current and future total compensation arrangements, which include benefits and cash bonuses, may not be successful in attracting new employees and retaining and motivating our existing employees. If we do not succeed in attracting personnel or retaining and motivating existing personnel, we may be unable to develop and distribute products and services or grow effectively. The success of one or more of our operations is dependent on our ability to satisfy top managers and core employees, who may negotiate as a group.

•
We have a number of worldwide competitors of varying sizes some of which have greater financial resources than we do. Several of our competitors are more diversified than we are, and/or they may have greater financial resources than we do.  Also, if price becomes a more important competitive factor for our customers, we may have a competitive disadvantage.  Failure to adequately address and quickly respond to these competitive pressures could have a material adverse effect on our business and results of operations.

•
Our marketing strategy of associating our retail products with a motorcycling lifestyle may not be successful with future customers.  We have had success in marketing our products to motorcyclists.  The lifestyle of motorcyclists is now more typically associated with a customer base comprised of individuals who are, on average, in their mid-forties.  To sustain long-term growth, the motorcycle industry must continue to be successful in promoting motorcycling to customers new to the sport of motorcycling including women and younger riders.  Accordingly, we must be successful providing products that satisfy the latest fashion desires and protection requirements of our customers. Failure to adequately address and quickly respond to our customers needs could have a material adverse effect on our business and results of operations.

•
Our success in our retail operations depends upon the continued strength of the Hein Gericke and PoloExpress brands. We believe that our Hein Gericke and PoloExpress brands have significantly contributed to the success of our business and that maintaining and enhancing the brands is critical to maintaining and expanding our customer base.  Failure to protect the brands from infringers or to grow the value of our Hein Gericke and PoloExpress brands could have a material adverse effect on our business and results of operations.

•
Our future growth will suffer if we do not achieve sufficient market acceptance of our products to compete effectively.  Our success depends, in part, on our ability to gain acceptance of our current and future products by a large number of customers. Achieving market- based acceptance for our products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by potential customers. We may be unable to offer products consistently, or at all, that compete effectively with products of others on the basis of price or performance. Failure to achieve broad acceptance of our products by potential customers and to compete effectively could have a material adverse effect on our business and results of operations.

•
Quarterly fluctuations. Quarterly results of our PoloExpress and Hein Gericke segments’ operations have historically fluctuated as a result of retail customers purchasing patterns, with the highest quarters in terms of sales and profitability being our third and fourth quarters. Any economic downturn occurring in our third and fourth quarters could have a material adverse effect on our business and results of operations.

•
We incur substantial costs and cash funding requirements with respect to pension benefits and providing healthcare to our former employees. Our estimates of liabilities and expenses for pensions and other post-retirement healthcare benefits require the use of assumptions. These assumptions include the rate used to discount the future estimated liability, the rate of return on plan assets, and several assumptions relating to the retirees’ medical costs and mortality. Actual results may differ, which may have a material adverse effect on future results of operations, liquidity or shareholders’ equity. Our largest pension plan is in an underfunded situation, and our future funding requirements were projected based upon legislation that changed in fiscal 2006. Any additional changes in the pension laws or estimates used could have a material adverse effect on our future funding requirements, business and results of operations. In addition, rising healthcare and retirement benefit costs in the United States may put us at a competitive disadvantage.

•
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.    Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and nonamortizable intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in the industries we serve. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively impacting our results of operations.

•
Expense of being a public company. The costs of being a small to mid-sized public company have increased substantially with the introduction and implementation of controls and procedures mandated by the Sarbanes-Oxley Act of 2002. We have seen audit fees and audit related fees significantly increase in past years. These increases, and any additional burden placed by future legislation, could have a material adverse effect on our financial condition, future results of operations, or net cash flows.  For fiscal 2006, we were not required to have an external audit of our internal controls over financial reporting under Section 404. We will continue to assess our future requirements to report on our assessment of controls or have an external audit of our internal controls on an annual basis.

•
Concentrated ownership of voting shares. As of September 30, 2006, the Steiner family beneficially owns approximately 60.3% of the aggregate vote of shares of the Company.  Therefore, the ability for individual shareholders to influence the direction of the Company may be limited.

•
Environmental matters. As an owner and former owner and operator of property, including those at which we performed manufacturing operations, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. We routinely assess our environmental accruals for identified concerns at locations of our former operations. We cannot provide assurance that unexpected environmental liabilities will not arise.

•
Legal matters. We are involved in various other claims and lawsuits incidental to our business or predecessor businesses.  We, either on our own or through our insurance carriers, are contesting these matters.  In the opinion of management, the ultimate resolution of litigation against us will not have a material adverse effect on our financial condition, future results of operations or net cash flows.  However, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future.  There exists a possibility that a material adverse impact on our financial position and results of operations could occur in the period for which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

     If one or more of these or other risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. If two or more of these risks or other risks or uncertainties occur individually or simultaneously, they could have a material adverse effect on our financial condition and cash position. Given these uncertainties, users of the information included in this report, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. We do not intend to update the forward-looking statements included in this filing, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 2.   PROPERTIES

     As of September 30, 2006, we owned or leased buildings totaling approximately 1,951,000 square feet, of which approximately 277,000 square feet were owned and 1,674,000 square feet were leased.

     Our PoloExpress segment’s properties consisted of approximately 750,000 square feet which is all leased.  We lease and operate 93 retail stores in Germany and Switzerland.  The stores which were in operation as of September 30, 2006 aggregated approximately 606,000 square feet.  The PoloExpress segment leases 117,000 square feet of warehouse space in Germany.  The primary offices of the PoloExpress segment are located in Düsseldorf, Germany.

     Our Hein Gericke segment’s properties consisted of approximately 820,000 square feet which is all leased.  We lease and operate 145 retail stores in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Turkey, and the United Kingdom.  The stores which were in operation as of September 30, 2006 aggregated approximately 649,000 square feet.  Hein Gericke’s 68 stores in Germany aggregated 359,000 square feet, and our 45 stores in the United Kingdom aggregated 135,000 square feet. The remaining 155,000 square feet are leased by the 32 stores in Austria, Belgium, France, Italy, Luxembourg, the Netherlands, and Turkey.  The Hein Gericke segment leases 79,000 square feet of warehouse space, including 66,000 square feet in Germany and 13,000 square feet in England. The primary offices of the Hein Gericke segment are located in Düsseldorf, Germany; Harrogate, England; and Tustin, California.

     Our Aerospace segment's properties consists of approximately 93,000 square feet, with principal operating facilities concentrated in California, Florida, Georgia, Kansas, and Texas.

     We own and lease a 208,000 square foot manufacturing facility located in Fullerton, California and a 58,000 square foot manufacturing facility in Huntington Beach, California. Additionally, we own an 11,000 square foot office and warehouse facility in Wichita, Kansas.  We also lease our corporate headquarters in McLean, Virginia as well as office space in New York, New York.  Corporate office space is approximately 17,000 square feet.

     The following table sets forth the location of the larger properties used in our continuing operations, their square footage, the business segment or groups they serve and their primary use.  Each of the properties owned or leased by us is, in our opinion, generally well maintained. All of our occupied properties are maintained and updated on a regular basis.

	Owned or	Square
Location	Leased	Footage	Business Segment	Primary Use
Fullerton, California	Owned	208,000	Corporate	Rental
Düsseldorf, Germany	Leased	144,000	PoloExpress	Office & Warehousing
Düsseldorf, Germany	Leased	116,000	Hein Gericke	Office & Warehousing
Huntington Beach, California	Owned	58,000	Corporate	Rental
Titusville, Florida	Leased	37,000	Aerospace	Distribution
Atlanta, Georgia	Leased	29,000	Aerospace	Distribution
Harrogate, United Kingdom	Leased	24,000	Hein Gericke	Office
Tustin, California	Leased	15,000	Hein Gericke	Office & Warehousing
McLean, Virginia	Leased	12,000	Corporate	Office
Wichita, Kansas	Owned	11,000	Aerospace	Distribution

     Information concerning our long-term rental obligations at September 30, 2006, is set forth in Note 14 to our Consolidated Financial Statements, included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report, and is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS

    A discussion of our legal proceedings is included in Note 15, “Contingencies”, of our Consolidated Financial Statements, included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this annual report and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON STOCK

Market Information

     Our Class A common stock is traded on the New York Stock Exchange under the symbol “FA”.  Effective December 14, 2006, we voluntarily delisted from listing on the NYSE Arca.  Our Class B common stock is not listed on any exchange and is not publicly traded. Class B common stock can be converted to Class A common stock at any time at the option of the holder. Information regarding our Class A and Class B common stock is incorporated herein by reference from Note 9, “Equity Securities”, of our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

     Information regarding the quarterly price range of our Class A common stock is incorporated herein by reference from Note 18, “Quarterly Financial Data (Unaudited)”, of our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

     At the beginning of the fiscal year, we were authorized to issue 5,141,000 shares of our Class A common stock under our 1986 non-qualified stock option plan and 250,000 shares of our Class A common stock under our 1996 non-employee directors stock option plan.  Also at the beginning of the fiscal year, we had 807,581 shares available for grant under the 1986 non-qualified stock option plan and 193,000 shares available for grant under the 1996 non-employee directors stock option plan.  During the fiscal year, the terms under which new options could be granted under both plans expired.  Therefore, no shares were available for grant under either plan at the end of the fiscal year.  We are considering adoption of a new plan which would be submitted to our shareholders for approval at our next annual meeting.  Information regarding our stock option plans is incorporated herein by referenced from Note 10, “Stock Options”, of our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data".

Holders of Record

     We had approximately 914 and 34 record holders of our Class A and Class B common stock, respectively, at September 30, 2006.

Dividends

     We have not paid any dividends over the past several years. Our intention is to retain and reinvest earnings into the Company. Additionally, the agreement between us and Alcoa, under which we sold our Fairchild Fasteners business on December 3, 2002, provides that, for a period of five years after that date, we will maintain our corporate existence, take no action to cause our own liquidation or dissolution and take no action to declare or pay any dividends on our common stock; provided, however, that we may engage in a merger or sale of substantially all of our assets to a third party that assumes our obligations under the acquisition agreement and that such provision of the agreement shall not prevent us from exercising our fiduciary duties to our stockholders. See Note 21, “Discontinued Operations”, of our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Sale of Unregistered Securities

     There were no sales or issuances of unregistered securities in the last fiscal quarter of the 2006 fiscal year.  Sales or issuance of unregistered securities in previous fiscal quarters were reported on Form 10-Q for each such quarter.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table provides information as of September 30, 2006, with respect to compensation plans under which our equity securities are authorized for issuance.

Total equity compensation plans approved by shareholders
Number of securities to be issued upon exercise of outstanding options	336,359
Weighted average exercise price of outstanding options	$ 3.90
Number of securities remaining available for future issuance	None

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Financial Summary
(In thousands, except per share data)

	Years Ended September 30,			3 Month Transition Period Ended September 30,	Years Ended June 30,
	2006	2005(1)	2004(1)	2003(2)	2003(3)	2002(4)
		Restated	Restated	Restated	Restated	Restated
Summary of Operations:
Net sales	$308,641	$341,587	$318,132	$14,857	$59,633	$64,648
Rental revenue	950	656	930	260	808	480
Gross margin	123,641	130,492	122,490	3,924	20,699	16,015
Operating loss	(26,929)	(28,305)	(14,099)	(5,955)	(51,348)	(19,140)
Net interest expense	8,501	11,427	10,599	662	22,328	42,534
Income tax benefit (provision)	(2,176)	1,048	8,953	415	(408)	16,094
Income (loss) from continuing operations	(33,890)	(27,309)	(7,388)	(2,486)	(83,837)	(49,336)
Income (loss) per share from continuing operations:
Basic and diluted	$(1.34)	$(1.08)	$(0.29)	$(0.10)	$(3.33)	$(1.96)
Other Data:
Capital expenditures	7,777	11,668	12,260	312	7,888	2,106
Cash provided by (used for) operating activities	(71,773)	(13,060)	(13,101)	(6,971)	(122,521)	19,388
Cash provided by (used for) investing activities	54,987	26,802	(97,284)	29	605,516	(9,632)
Cash provided by (used for) financing activities	12,328	(13,807)	116,622	1,523	(485,842)	(9,655)
Balance Sheet Data:
Total assets	415,129	448,639	499,165	377,208	390,549	992,118
Long-term debt, less current maturities	65,450	47,990	61,382	4,277	2,815	434,736
Stockholders' equity	89,018	111,346	138,896	136,139	137,957	226,111
Per outstanding common share	$3.53	$4.41	$5.52	$5.41	$5.48	$8.99

(1)	Amounts have been restated as described in Note 2 to the Consolidated Financial Statements.
(2)
The Operations, Other, and Balance Sheet Data for the 3-month transition period ended September 30, 2003 have been derived from audited financial statements restated to account for the adjustments described in Note 2 to the Consolidated Financial Statements.

(3)
The Operations, Other, and Balance Sheet Data for fiscal 2003 have been derived from audited financial statements restated to account for the adjustments described in Note 2 to the Consolidated Financial Statements.  Net interest expense, income from continuing operations, and stockholders’ equity decreased by $0.1 million due to restatement adjustment related to death benefit obligations.  Additionally, stockholders’ equity increased $0.2 million related to reversal of a reserve for potential deduction disallowance deemed unnecessary.

(4)
The Operations, Other, and Balance Sheet Data for fiscal 2002 have been derived from audited financial statements restated to account for the adjustments described in Note 2 to the Consolidated Financial Statements.  Net interest expense, income from continuing operations, and stockholders’ equity decreased by $0.2 million due to restatement adjustment related to death benefit obligations.

     The table above does not include the operating results of acquisitions, prior to acquisition date, and discontinued operations in the “Summary of Operations” section, including: our PoloExpress and Hein Gericke segments, which were acquired on November 1, 2003; the fasteners business, which was sold on December 3, 2002 to Alcoa; APS, which was sold on January 23, 2004; Fairchild Aerostructures, which was sold on June 24, 2005 to PCA Aerospace; a landfill development partnership, which was sold on April 28, 2006; and Airport Plaza shopping center, which was sold on July 6, 2006.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. We have 100% ownership interests (directly and indirectly) in Fairchild Holding Corp. and Banner Aerospace Holding Company I, Inc.  Fairchild Holding Corp. is the owner (directly and indirectly) of Hein Gericke, PoloExpress, and Fairchild Sports USA. Our consolidated financial statements present as discontinued operations the results of Airport Plaza shopping center (sold July 6, 2006), a landfill partnership (sold April 28, 2006), Fairchild Aerostructures (sold June 24, 2005), APS (sold January 23, 2004), and our former fastener business (sold December 3, 2002).

     The following discussion and analysis provide information which management believes is relevant to the assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.  The information below has been adjusted to reflect the impacts of the restatement of the Company’s financial results summarized below and more fully described in Note 2 of the Consolidated Financial Statements.

FINANCIAL RESTATEMENT

     During the course of our fiscal 2006 audit, the Audit Committee of our Board of Directors concluded in January 2007 that our previously filed interim and audited consolidated financial statements should not be relied upon since they were prepared applying accounting practices in accounting for income taxes that did not comply with GAAP and, consequently, we would restate our consolidated financial statements. During the course of the Company’s review of its historical financial statements, additional errors were identified.  The consolidated financial statements for fiscal 2005 and 2004 included in this Annual Report on Form 10-K include restatement adjustments that we have categorized into the following three areas: our accounting for income taxes; our accounting for commitments and contingencies; and our accounting for long-term investments.  See Note 2 of our consolidated financial statements included in this Form 10-K for additional information regarding the restatement of our consolidated financial statements for the periods noted below.

     The overall impact of our restatement was a total increase in retained earnings of $2.7 million through June 30, 2006. This amount includes:

•	A $0.6 million increase in earnings for periods prior to October 1, 2003 (as reflected in beginning retained earnings as of October 1, 2003);
•	A $1.1 million decrease in earnings for fiscal 2004;
•	A $1.9 million decrease in net loss for fiscal 2005; and
•	A $1.3 million decrease in net loss for the nine months ended June 30, 2006.

     As a result of Fairchild’s failure to file on a timely basis its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, Fairchild is no longer eligible to use form S-3 to register its securities with the SEC until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.

EXECUTIVE OVERVIEW

     Our business consists of three segments: PoloExpress; Hein Gericke; and Aerospace. Our PoloExpress and Hein Gericke segments are engaged in the design and retail sale of protective clothing, helmets, and technical accessories for motorcyclists in Europe and our Hein Gericke segment is engaged in the design and distribution of such apparel in the United States. Our Aerospace segment stocks a wide variety of aircraft parts, then distributes them to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators, and other aerospace companies worldwide.

    For the year ended September 30, 2006, we reported a loss from continuing operations of $33.9 million, as compared to a loss of $27.3 million in fiscal 2005. The current year’s loss from continuing operations benefited from the settlement of the shareholder derivative litigation, which improved results by approximately $5.7 million. Excluding this item, the increased loss from continuing operations resulted primarily from lower revenues in our Hein Gericke segment. The inventory demands of our PoloExpress and Hein Gericke businesses and our consolidated operating losses have contributed primarily to our $71.8 million use of cash in our operating activities in fiscal 2006. As of September 30, 2006, we have unrestricted cash, cash equivalents and investments of $59.1 million, and available borrowing under lines of credit of $5.3 million.  As of June 30, 2007, we have unrestricted cash, cash equivalents and investments of $20.3 million, and available borrowing under lines of credit of $5.3 million.

     We have undertaken a number of actions, which we believe will improve the results of Hein Gericke in 2007 and beyond including:

•	Consolidating and centralizing our warehouse facilities to one location to service all of Europe.
•	Improving timeliness of product deliveries from suppliers to our warehouse and delivery to the stores.
•	Reintroducing our Hein Gericke product catalog to expand brand awareness and attract customer traffic.
•	Optimizing store location and appearance.

     In addition, we plan to:

•	Continue cost structure improvements by taking aggressive actions to reduce expenses.
•	Identify and target strategic markets outside of Germany and the United Kingdom for possible expansion.
•	Close stores which do not provide a positive contribution.

     We also have taken action to reduce the cash needs of Fairchild Sports USA by significantly downsizing the operations and focusing efforts primarily on its design and licensing businesses.

     On July 6, 2006, Republic Thunderbolt, LLC (an indirect, wholly-owned subsidiary of the Company) completed the sale of Airport Plaza, a shopping center located in Farmingdale, New York, to an affiliate of Kimco Realty Corporation. The sale does not include several other undeveloped parcels of real estate that we own in Farmingdale, New York, the largest of which is under contract of sale to the market chain, Stew Leonards.  We decided to sell the shopping center to enhance our financial flexibility, allowing us to pursue other opportunities.  We received net proceeds of approximately $40.7 million from the sale. As a condition to closing, the buyer assumed our existing mortgage loan on Airport Plaza that had an outstanding principal balance of approximately $53.5 million on the closing date.  Also as a condition to closing, we provided the buyer with an environmental indemnification and agreed to remediate an environmental matter that was identified, the costs of which are estimated to be between $1.0 million and $2.7 million. We expect to recognize a gain of approximately $15.1 million from this transaction. However, because of the uncertain nature of the environmental liabilities that we retained, the gain recognition is required to be delayed until the remediation efforts are complete.

     On May 3, 2006, we decided to borrow $30.0 million from GoldenTree Capital Opportunities, L.P. and GoldenTree Capital Solutions Fund Financing to further improve our liquidity and provide us with flexible opportunities to:

•	Invest in our existing operations;
•	Pursue acquisition opportunities;
•	Provide a source for any additional cash needs of our Hein Gericke operations during the 2007 season; or
•	Consider the repurchase of our outstanding stock.

    Subsequent to September 30, 2006, and directly resulting from the financial statement restatement process, we were unable to provide to the lenders timely financial statements for the year ended September 30, 2006, and the quarters ended December 31, 2006, March 31, 2007, and June 30, 2007, as required by the credit agreement.  Our lenders have waived certain provisions in the credit agreement and granted us an extension in time to provide these financial statements.

Our cash needs are generally the highest during our second and third quarters of our fiscal year, when our Hein Gericke and PoloExpress segments purchase inventory in advance of the spring and summer selling seasons. Accordingly, €10.0 million was available and utilized to finance the fiscal 2007 seasonal trough to support our PoloExpress operations, and €9.0 million will be available to finance the fiscal 2008 season. We expect that cash on hand, which includes cash proceeds received from the sale of our shopping center, the Alcoa earn-out and escrow, the proceeds available from additional seasonal borrowings, cash available from lines of credit, and proceeds received from dispositions of short-term investments and other non-core assets, will be adequate to satisfy our cash requirements through December 2007.

     In the event our cash needs are substantially higher than projected, particularly during the fiscal 2008 seasonal trough, we will take additional actions to generate the required cash.  These actions may include one or any combination of the following:

•	Liquidating investments and other non-core assets.
•
Refinancing existing debt and borrowing additional funds which may be available to us from improved performances at our Aerospace and PoloExpress operations or increased values of certain real estate we own.

•	Eliminating, reducing, or delaying all non-essential services provided by outside parties, including consultants.
•	Significantly reducing our corporate overhead expenses.
•	Delaying inventory purchases.

     However, if we need to implement one or more of these actions, there remains some uncertainty that we will actually receive a sufficient amount of cash in time to meet all of our needs during the fiscal 2008 seasonal trough.  Even if sufficient cash is realized, any or all of these actions may have adverse effects on our operating results or business.

     We may also consider raising cash to meet the subsequent needs of our operations by issuing additional stock or debt, entering into partnership arrangements, liquidating assets, or other means. Should these actions be insufficient, we may be forced to liquidate other non essential assets and significantly reduce overhead expenses.

CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include: the valuation of long-lived assets; impairment of goodwill and intangible assets with indefinite lives; pension and postretirement benefits; deferred and noncurrent income taxes; environmental and litigation accruals; and revenue recognition. Estimates in each of these areas are based on historical experience and a variety of assumptions that we believe are appropriate. Actual results may differ from these estimates.

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

     Impairment of Goodwill and Intangible Assets With Indefinite Lives: Goodwill and intangible assets deemed to have indefinite lives are not amortized. Instead of amortizing goodwill and intangible assets deemed to have indefinite lives, these assets are tested for impairment annually, or immediately if conditions indicate that such an impairment could exist.

     Pension and Postretirement Benefits: We have defined benefit pension plans covering certain of our current and former employees. Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. The accumulated benefit obligation for pensions and postretirement benefits was determined using a discount rate of 6.0% and 5.625% at September 30, 2006 and 2005, respectively, and an estimated return on plan assets of 8.5% at September 30, 2006 and 2005. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. For measurement purposes, in 2006, we assumed a 9.5% annual rate of increase in the cost per capita of claims covered under health care benefits.  In 2007, the trend rate is assumed to decrease each year by 0.5% to a rate of 5% in 2016 and remain at that level thereafter. The effect of any change in these assumptions may result in a material change to the accumulated benefit obligation.

     Deferred and Noncurrent Income Taxes: Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, the limitations that some taxing jurisdictions in which we operate have on our ability to use tax loss carry forwards to offset certain recorded deferred tax liabilities and tax planning strategies in making this assessment.  The liability for noncurrent income taxes includes significant judgments and interpretations of tax laws.  Therefore, the ultimate resolution of the associated contingencies could vary materially from the amounts accrued.

      Environmental Matters: Our current and prior operations are subject to stringent government imposed environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation, and disposal of waste and hazardous materials.  To date, such laws and regulations have had a material effect on our financial condition, results of operations, or net cash flows, and we have expended, and can be expected to expend in the future, significant amounts for the investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters.

     In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition.  In addition, we have identified several areas of potential contamination related to other facilities owned, or previously owned, by us, which may require us either to take corrective action or to contribute to a clean-up.  We are also a defendant in several lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters, and for injuries to persons or property allegedly caused thereby, and we have been alleged to be a potentially responsible party at various "superfund" sites.  At the end of each calendar quarter, we thoroughly review our environmental matters and adjust our accrual to equal the estimated probable amount that it will cost us in connection with these matters. We believe that we have recorded adequate accruals in our consolidated financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions or other payments.

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

     Revenue Recognition: Revenues within our PoloExpress and Hein Gericke segments are recognized immediately upon the sale of merchandise by our retail stores, net of an allowance for returns. Sales and related costs within our Aerospace segment are recognized on shipment of products and/or performance of services, when collection is probable. Lease and rental revenue are recognized on a straight-line basis over the life of the lease. Shipping and handling amounts billed to customers are classified as revenues.

RESULTS OF OPERATIONS

   Significant Business Transactions

     On July 6, 2006, Republic Thunderbolt, LLC (an indirect, wholly-owned subsidiary of the Company) completed the sale of Airport Plaza, a shopping center located in Farmingdale, New York, to an affiliate of Kimco Realty Corporation. The sale does not include several other undeveloped parcels of real estate that we own in Farmingdale, New York, the largest of which is under contract of sale to the market chain, Stew Leonards.  We decided to sell the shopping center to enhance our financial flexibility, allowing us to pursue other opportunities.  We received net proceeds of approximately $40.7 million from the sale. As a condition to closing, the buyer assumed our existing mortgage loan on Airport Plaza that had an outstanding principal balance of approximately $53.5 million on the closing date.  Also as a condition to closing, we provided the buyer with an environmental indemnification and agreed to remediate an environmental matter that was identified, the costs of which are estimated to be between $1.0 million and $2.7 million. We expect to recognize a gain of approximately $15.1 million from this transaction. However, because of the uncertain nature of the environmental liabilities that we retained, the gain recognition is required to be delayed until the remediation efforts are complete.

     On April 28, 2006, our consolidated partnership, Eagle Environmental, L.P. II, completed the sale of its Royal Oaks landfill to Highstar Waste Acquisition for approximately $1.4 million. This transaction concludes the operating activity of Eagle Environmental L.P. II and there is no requirement or current intent by us to pursue any new operating activities through this partnership. In fiscal 2006, we recognized a $1.1 million gain on disposal of discontinued operations as a result of this transaction.

     On June 24, 2005, we completed the sale of our Fairchild Aerostructures business for $6.0 million to PCA Aerospace. The cash received from PCA Aerospace is subject to a post-closing adjustment based upon the net working capital of the business on January 1, 2005, compared with its net working capital as of June 24, 2005, which we have estimated to be approximately $1.5 million, and is included in accounts receivable at September 30, 2006. PCA Aerospace disputes the working capital post-closing adjustment, and also alleges that we owe PCA Aerospace $4.4 million. We have notified PCA Aerospace of our dispute of these claims. In connection with the sale, we deposited with an escrow agent approximately $0.4 million to secure indemnification obligations we may have to PCA Aerospace, which was returned to us, with interest, upon termination of the 18-month escrow period.  We decided to sell Fairchild Aerostructures, which was included in our Aerospace segment, because we believe we received adequate fair value for a business whose performance was below our expectations, and because its business was unrelated to other businesses we own. We used $0.9 million of the proceeds from the sale to repay a portion of our CIT revolving credit facility and we used the remaining proceeds from the sale to reinvest in our existing operations.

     On November 1, 2003, we acquired for $45.5 million (€39.0 million) substantially all of the worldwide business of Hein Gericke and Fairchild Sports USA from the Administrator for Eurobike AG in Germany. Also on November 1, 2003, we acquired for $23.4 million (€20.0 million) from the Administrator for Eurobike AG and from two subsidiaries of Eurobike AG all of their respective ownership interests in PoloExpress and receivables owed to them by PoloExpress. We used available cash from investments that were sold to pay the Administrator $14.8 million (€12.5 million) on November 1, 2003, and borrowed $54.1 million (€46.5 million) from the Administrator at a rate of 8%, per annum. On May 5, 2004 we received financing from two German banks and paid the note due to the Administrator. The aggregate purchase price for these acquisitions, including $15.0 million (€12.9 million) of cash acquired, was approximately $68.9 million (€59.0 million).

     On January 2, 2004, we acquired for $18.8 million (€15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser retained a 7.5% ownership interest in PoloExpress, but Fairchild has the right to call this interest at any time from March 2007 to October 2008, for a fixed purchase price of €12.3 million ($15.6 million at September 30, 2006). Mr. Esser has the right to put such interest to us at any time during April 2008 for €12.0 million ($15.2 million at September 30, 2006). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (€15.0 million) and provided collateral of $15.0 million (€12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April 2008. The transaction includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for two years. On March 30, 2007, we amended an agreement with Mr. Esser, regarding his continued employment, and agreed to continue his employment through December 31, 2008. Through September 30, 2006, in addition to his base salary, Mr. Esser received a profit distribution of approximately €1.0 million, which reduces, on a Euro for Euro basis, the call or put option price we must pay for his interest. As of September 30, 2006, the €11.0 million ($14.7 million) collateralized obligation for the put option, net of distributions, was included in other long-term liabilities. The €11.0 million ($14.7 million) restricted cash is invested in a capital protected investment and money market funds, and is included in long-term investments. We have treated the put or call option as a debt instrument as it effectively established the price Mr. Esser will receive for his portion of the business.

     The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $34.0 million. Approximately $33.3 million of the purchase price was allocated to identifiable intangible assets, including brand names “Hein Gericke” and “Polo”, and reflected in intangible assets in the consolidated financial statements as of September 30, 2006. The remaining purchase price was allocated to goodwill. Since their acquisition on November 1, 2003, we have consolidated the results of Hein Gericke, PoloExpress, and Fairchild Sports USA into our financial statements.

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657.0 million in cash and the assumption of certain liabilities. During the four-year period from 2003 to 2006, we are entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of stated threshold levels, up to a maximum of $12.5 million per year. Deliveries exceeded the threshold aircraft delivery level needed for us to earn the full $12.5 million contingent payment for 2003, 2004, and 2005.  Accordingly, we recognized a $12.5 million gain on disposal of discontinued operations in fiscal 2004, 2005, and 2006.  The remaining threshold aircraft delivery level is 650 in 2006. On December 3, 2002, we deposited with an escrow agent $25.0 million to secure indemnification obligations we may have to Alcoa. The escrow period remains in effect to December 3, 2007, but funds may be held longer if claims are timely asserted and remain unresolved. In June 2007, we received an arbitration ruling requiring us to pay $4.0 million from the escrow to Alcoa in satisfaction of health and safety claims asserted by Alcoa through December 2006.  We have sought judicial review of that arbitration award.  Since December 2006, Alcoa has asserted additional claims for indemnification with respect to which we are contesting or seeking additional information.  The escrow is classified in long-term investments on our balance sheet. In addition, for the period through December 3, 2007, we are required to maintain our corporate existence, take no action to cause our own liquidation or dissolution, and take no action to declare or pay any dividends on our common stock.

  Consolidated Results

     We currently report in three principal business segments: PoloExpress; Hein Gericke; and Aerospace. The following table provides the revenues and operating income (loss) of our segments on a historical and pro forma basis for the years ended September 30, 2006, 2005, and 2004. The pro forma results represent the impact of our acquisition of Hein Gericke, PoloExpress, and Fairchild Sports USA, as if this transaction had occurred at the beginning of fiscal 2004. The pro forma information is based on the historical financial statements of these companies, giving effect to the aforementioned transactions. The prior period historical results of the operations and entities we acquired are based upon the best information available to us and these financial statements were not audited. The pro forma information is not necessarily indicative of the results of operations that would actually have occurred if the transactions had been in effect since the beginning of fiscal 2004, nor are they necessarily indicative of our future results.

	Actual			Pro Forma
				Year Ended
(In thousands)	Years Ended September 30,			September 30,
	2006	2005	2004	2004
		Restated (a)	Restated (a)	Restated (a)
Revenues
PoloExpress	$112,786	$111,161	$94,543	$98,404
Hein Gericke	116,255	145,933	148,189	155,415
Aerospace Segment	79,600	84,493	75,400	75,400
Corporate and Other	1,036	1,036	971	971
Intercompany Eliminations	(86)	(380)	(41)	(41)
Total	$309,591	$342,243	$319,062	$330,149

Operating Income (Loss)
PoloExpress	$11,796	$9,895	$10,795	$11,031
Hein Gericke	(22,084)	(15,295)	(3,614)	(4,429)
Aerospace Segment	5,968	6,093	4,030	3,945
Corporate and Other	(22,609)	(28,998)	(25,310)	(25,310)
Total	$(26,929)	$(28,305)	$(14,099)	$(14,763)

(a)	Amounts have been restated as described in Note 2 to the Consolidated Financial Statements.

Revenues decreased by $32.7 million, or 9.5%, for fiscal 2006 compared to fiscal 2005. Revenues decreased by $29.7 million in our Hein Gericke segment due primarily to the downsized activities of our Fairchild Sports USA business and by $4.9 million in our Aerospace segment due to fiscal 2005 benefiting from the delivery of several unusually large one-time orders. Revenues increased by $23.2 million, or 7.3%, in fiscal 2005, as compared to fiscal 2004. The increase in fiscal 2005 was due to the prior period including only eleven months of activity from our acquisition of Hein Gericke, PoloExpress and Fairchild Sports USA on November 1, 2003, our foreign sales benefiting from a stronger Euro as compared to the U.S. dollar, and increased sales at our Aerospace segment.

     Gross margin as a percentage of revenues was 39.9%, 38.1%, and 38.4%, in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. The improvement in margins in fiscal 2006 compared to fiscal 2005 reflected an increase in margins resulting from a shift in the product mix to higher margin products at each of our PoloExpress, Hein Gericke, and Aerospace segments. The change in margins in fiscal 2005 compared to fiscal 2004 reflects a slight reduction in margins at our Hein Gericke segment.

     Selling, general and administrative expense includes pension and postretirement expenses of $3.7 million, $6.5 million, and $6.7 million for 2006, 2005, and 2004, respectively, primarily relating to inactive and retired employees of businesses that we sold and for which we retained the pension or postretirement liability. Pension and postretirement expense decreased by $2.8 million in fiscal 2006 compared to fiscal 2005, and decreased by $0.2 million in fiscal 2005 compared to fiscal 2004.  The decrease from 2005 to 2006 resulted primarily from higher curtailment expenses in 2005 as well as termination of certain medical benefits during fiscal 2006. Selling, general and administrative expense, excluding pension and postretirement expense, as a percentage of revenues was 49.0%, 45.9%, and 43.4%, in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. The change in fiscal 2006 compared to fiscal 2005 was due primarily to the lower volume of revenues. Selling, general and administrative expense in fiscal 2006 also benefited from $5.7 million received by us from the settlement of the shareholder derivative litigation, offset partially by $0.6 million of related legal fees. The increase in selling, general and administrative expense as a percentage of revenues in fiscal 2005, as compared to fiscal 2004, was due primarily to us owning our PoloExpress and Hein Gericke segments for 11 months in fiscal 2004, and a stronger Euro as compared to the U.S. dollar in fiscal 2005 compared to fiscal 2004.

    Other income, net, decreased by $0.2 million in fiscal 2006, as compared to fiscal 2005, due primarily to a $1.0 million gain recognized on the sale of real estate in fiscal 2005. Other income decreased by $4.2 million in fiscal 2005 compared to fiscal 2004 due primarily to $1.6 million of proceeds received from a title insurance claim settlement recognized in fiscal 2004 and $1.0 million of foreign currency gains recognized in fiscal 2004, compared to foreign currency losses of $0.2 million in fiscal 2005.

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

     Operating loss for fiscal 2006, fiscal 2005, and fiscal 2004 was $26.9 million, $28.3 million, and $14.1 million, respectively. The $1.4 million improvement in operating loss for fiscal 2006 compared to fiscal 2005 was due primarily to $5.1 million net proceeds we received from the settlement of the shareholder derivative litigation and the decreased pension and postretirement expense, offset partially by the reduction in gross profit. The $14.2 million increase in operating loss in fiscal 2005 compared to fiscal 2004 was due primarily to a $12.7 million decrease in operating income at our Hein Gericke segment (see segment discussion below).

     Net interest expense decreased by $2.9 million, or 25.6%, in fiscal 2006, as compared to fiscal 2005, due primarily to lower interest expense on the $100 million interest rate contract, which we settled in December 2005, partially offset by interest expense on the $30.0 million Golden Tree term loan we entered into on May 3, 2006. Net interest expense increased by $0.8 million, or 7.8%, in fiscal 2005, as compared to fiscal 2004, due primarily to a $0.6 million increase in non-cash interest from an increase in deferred loan fees expensed in the current period and a higher average outstanding debt obtained in fiscal 2005 as compared to fiscal 2004.

     Investment income was $2.9 million for fiscal 2006 and included $1.3 million of realized gains from the sale of investments and $1.1 million of dividend income offset partially by a $0.5 million increase in the fair market value of investments classified as trading securities. Investment income was $6.0 million for fiscal 2005, including $5.3 million of stock and dividends received from the demutualization of an insurance company, $0.5 million in other dividend income, $0.2 million of realized net gains from the sale of investments, and a $0.8 million increase in the fair market value of investments classified as trading securities, offset partially by a $0.8 million investment impairment. Investment income was $3.7 million in 2004, including $2.8 million of stock and dividends received from the demutualization of an insurance company, $1.1 million in other dividend income and $0.3 million of net gains realized from the sale of investments, partially offset by $0.5 million from the decline in fair market value of trading securities.

     The fair market value adjustment of our position in a ten-year $100 million interest rate contract improved by $0.8 million in fiscal 2006, $5.9 million in fiscal 2005, and $4.9 million in fiscal 2004. The fair market value adjustment of this agreement reflected increasing interest rates and caused the favorable change in fair market value of the contract in these periods. We settled the interest rate contract at the end of December 2005, and accordingly we will have no further income or loss from this contract. The settlement allowed us to increase cash available for operations by releasing approximately $2.5 million of cash held in escrow in excess of the liability.

     The overall tax expense for fiscal 2006 was $4.8 million.  A $2.2 million tax expense from continuing operations resulted from $0.3 million of current federal, state, and foreign taxes and $1.9 million of foreign deferred taxes.  The foreign deferred taxes arise from a tax benefit from operating losses of $0.1 million, offset by $1.9 million in tax expense related to the impact of the conversion of PoloExpress from a German partnership to a German Corporation.  The conversion of PoloExpress will allow PoloExpress and Hein Gericke Deutschland to file consolidated trade tax returns thereby enabling the Company to reduce its current income tax and trade tax liabilities.  However, as a result of this conversion, the Company was required to record a deferred tax liability of $5.6 million as it will no longer benefit from future tax deductions related to the amortization of acquired intangibles. Offsetting this liability is $3.6 million of deferred tax assets related to future tax deductions which were previously not expected to be recoverable. This conversion will allow our two subsidiaries, Hein Gericke Deutschland and PoloExpress, to compute their trade tax liabilities on a combined basis and utilize the cumulative combined income and trade tax losses of approximately $20.6 million and $18.8 million, respectively, to offset their combined future profits subject to income and trade tax. No Federal taxes were recognized from continuing operations due to the domestic tax losses. The $2.6 million tax expense in discontinued operations resulted from current state tax liabilities of $0.9 million associated with the sale of certain assets and $1.7 million in additional foreign tax liabilities arising from transfer pricing issues identified during a tax audit in Germany related to a previously sold business.

   The overall tax provision for fiscal 2005 was a benefit of $0.2 million, representing $1.9 million of current and deferred foreign tax expenses, $0.2 million of current state tax expenses related to our continuing operations, and $0.8 million of tax expense related to our discontinued operations, all of which is more than offset by a $3.2 million tax benefit of federal deferred taxes.

   The overall provision for fiscal 2004 was a benefit of $23.0 million.  The $9.0 million benefit from continuing operations consists of $0.8 million in current state and foreign tax liabilities, $3.2 million of foreign deferred tax expense, of which $1.2 million is a result in changes to the ability to use certain foreign tax loss carryforwards to offset existing foreign deferred tax liabilities in future periods, a $13.0 million benefit associated with the carryback of current period losses from continuing operations and a reduction in various tax contingency requirements. The $14.0 million tax benefit from discontinued operations resulted from changes to our tax contingency requirements, primarily the favorable resolution of the tax audits of Kaynar Technologies, Inc. for its final year ended April 30, 1999, and our tax year ended June 30, 1999.

     Loss from discontinued operations includes the results of the Airport Plaza shopping center prior to its sale, the fasteners business prior to its sale, Fairchild Aerostructures prior to its sale, APS prior to its sale, and certain legal, tax, and environmental expenses associated with our former businesses. The loss from discontinued operations for fiscal 2006 consists primarily of an accrual of $9.0 million of environmental liabilities at locations of operations previously sold and $5.6 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago, offset partially by $0.9 million of earnings generated by the shopping center prior to its sale. The loss from discontinued operations for fiscal 2005 consists primarily of an accrual of $5.3 million of environmental liabilities at locations of operations previously sold and $0.2 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago, offset partially by $1.9 million of collections of old accounts receivable previously written-off from businesses we previously sold.  The loss from discontinued operations for fiscal 2004 consists primarily of an accrual of $14.1 million of environmental liabilities at locations of operations previously sold and $2.2 million to cover legal expenses and workers compensation obligations associated with a business we sold several years ago.

     In fiscal 2006, we recognized a $13.6 million gain on the disposal of discontinued operations, as a result of $12.5 million additional proceeds earned from the sale of the fastener business, and the $1.1 million gain recognized on the sale of a landfill development partnership.  In fiscal 2005, we recognized a $13.6 million gain on the disposal of discontinued operations, as a result of $12.5 million additional proceeds earned from the sale of the fastener business, and the $1.1 million gain recognized on the sale of Fairchild Aerostructures. In fiscal 2004, we recorded a $9.5 million gain on the disposal of discontinued operations, as a result of additional proceeds earned from the sale of the fastener business.

     Other comprehensive income includes foreign currency translation adjustments, unrecognized actuarial loss on pensions, and unrealized periodic holding changes in the fair market value of available-for-sale investment securities. Fiscal 2006 comprehensive income included an $8.1 million decrease in the minimum pension liability due to changes in the discount rate, a $3.8 million increase in the fair market value of available-for-sale securities, and a $2.6 million increase in unrealized foreign currency translations due to the strengthening of the Euro against the U.S. dollar.   In fiscal 2005, other comprehensive income included a $7.5 million increase in the minimum pension liability due to changes in the discount rate, $0.2 million decrease in the fair market value of available-for-sale securities, and a $1.4 million decrease in unrealized foreign currency translations due to the strengthening of the U.S. dollar against the Euro. In fiscal 2004, a $1.8 million increase in the minimum pension liability was offset by a $1.2 million increase in the fair market value of available-for-sale securities, and a $0.5 million improvement in unrealized foreign currency translations due to the strengthening of the Euro against the U.S. dollar.

   Segment Results

   PoloExpress Segment

     Our PoloExpress segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists.  As of September 30, 2006, PoloExpress operated 91 retail shops in Germany and two shops in Switzerland. While the PoloExpress retail stores primarily sell PoloExpress brand products, these retail stores also sell products of other manufacturers, the inventory of which is owned by the Company.  The PoloExpress segment is a seasonal business, with an historic trend of a higher volume of sales and profits during March through September.

    Sales in our PoloExpress segment increased by $1.6 million, or 1.5%, from fiscal 2005 to fiscal 2006.  Sales gains resulted from four stores newly opened or relocated in fiscal 2006 and the incremental sales resulting from the full year impact of three new store openings in fiscal 2005.  Same store sales decreased by 0.4% in 2006 reflecting harsh weather in March in Germany and higher sales generated in fiscal 2005 resulting from PoloExpress celebrating its 25th anniversary. Additionally, the month long World Cup soccer tournament, which was hosted by Germany beginning in June, negatively affected revenues and profits. Finally, foreign currency exchange rates on the translation of European sales into U.S. dollars changed unfavorably and reduced our revenues by approximately $2.2 million in 2006.  Retail sales per square meter was approximately $2,625 in 2006 compared to $2,864 in 2005. Operating income in our PoloExpress segment increased by $1.9 million in fiscal 2006 as compared to fiscal 2005.  The increase in fiscal 2006 was due primarily to improved gross margins in conjunction with increased sales.

     The actual results for 2005 and 2004 are not comparable because we only owned the PoloExpress segment for eleven months in 2004. On a pro forma basis, sales in our PoloExpress segment increased by $12.8 million, or 13.0%, in 2005, as compared to 2004. Approximately $4.3 million of this increase is due to the weighted average strengthening of the Euro relative to the U.S. Dollar during 2005.  Additionally, fiscal 2005 sales were favorably impacted by incremental sales from three new stores opened in fiscal 2005.  Same store sales increased by 6.4% in 2005.  Retail sales per square meter was approximately $2,864 in 2005 compared to $2,719 in 2004.  On a pro forma basis, operating income of our PoloExpress segment decreased by $1.1 million during 2005 compared to 2004, reflecting higher advertising costs and other selling costs in fiscal 2005 compared to 2004 as well as incremental costs associated with opening our first store in Switzerland.

     We have continued a program to focus on optimizing store size and expanding into new markets.

   Hein Gericke Segment

     Our Hein Gericke segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. As of September 30, 2006, Hein Gericke operated 145 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Turkey, and the United Kingdom.  Although the Hein Gericke retail stores primarily sell Hein Gericke brand items, these retail stores also sell products of other manufacturers, the inventory of which is owned by the Company. Fairchild Sports USA, located in Tustin, California, designs and sells apparel and accessories under private labels for third parties and sells licensed product to Harley-Davidson dealers. The Hein Gericke segment is a seasonal business, with an historic trend of a higher volume of sales during March through September.

     Sales in our Hein Gericke segment decreased by $29.7 million, or 20.3%, from fiscal 2005 to fiscal 2006. Sales at Fairchild Sports USA represented $19.8 million of the decrease in fiscal 2006 due to a reduction in sales to Harley-Davidson and the reduction in sales to Tucker-Rocky due to the sale of the First Gear product line in fiscal 2005. Same store sales decreased by 9.0% in 2006 reflecting lower sales at Hein Gericke due in most part to delays in inventory receipts which resulted in out-of-stock conditions on certain high demand items; a shift in the timing and marketing strategy; and unusually harsh weather during March in Europe.  Additionally, the month long World Cup soccer tournament, which was hosted by Germany beginning in June, negatively affected revenues and profits. In addition, foreign currency exchange rates on the translation of European sales into U.S. Dollars changed unfavorably and reduced our revenues by approximately $2.2 million in 2006.  Retail sales per square meter was approximately $2,017 in 2006 compared to $2,210 in 2005. The operating results in our Hein Gericke segment decreased by $6.8 million in fiscal 2006 as compared to fiscal 2005.  The decrease in fiscal 2006 was due primarily to a $3.3 million decline in operating results at Fairchild Sports USA, and the aforementioned sales decreases, offset partially by a 0.6% improvement in its gross margins as a percentage of sales in fiscal 2006, as compared to fiscal 2005.

     The actual results for 2005 and 2004 are not comparable because we only owned the Hein Gericke segment for eleven months in 2004. On a pro forma basis, sales in our Hein Gericke segment decreased by $9.5 million, or 6.1%, in 2005, as compared to 2004.  A reduction in sales of $8.0 million occurred at Fairchild Sports USA primarily due to a reduction in sales to Harley-Davidson.  Hein Gericke sales in Europe were negatively impacted by unfavorable market conditions as overall same store sales decreased by 4.2% in 2005.  Retail sales per square meter was approximately $2,210 in 2005 compared to $2,251 in 2004.  The impact of changes in foreign currency exchange rates favorably affected the translation of European sales into U.S. Dollars, by an aggregate of $4.5 million in 2005.  On a pro forma basis, the operating results in our Hein Gericke segment decreased by $10.9 million during 2005, as compared to 2004.  The operating loss in 2005 was adversely affected by difficult trading conditions in Germany and the United Kingdom, which led to $2.8 million of higher promotional costs in an effort to preserve sales. Lower sales volume in Germany and the United States negatively impacted our operating results, decreasing our margin contribution by $4.6 million. Sales were impacted at all Hein Gericke locations as the implementation of a new ERP system interrupted stock replenishment at all stores for one to two months at the beginning of the busy season in 2005. New shops in the United Kingdom increased our overhead by $1.9 million, and the development of a new global web shop cost us $0.9 million.

     We have continued a program to focus on optimal store location. This includes closing or relocating low performing stores, and opening new stores in Europe. We have also redesigned several stores to better present our products to customers. In fiscal 2007, we have plans to open a new store in Amsterdam, relocate a store in Paris, and we are considering other opportunities for store optimization. In fiscal 2006, we have taken action to significantly reduce our operating costs, including staffing, at Fairchild Sports USA and focus its future efforts on designing for private labels and its licensing business.

   Aerospace Segment

     Our Aerospace segment has five locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, and one location provides overhaul and repair capabilities. The products distributed include: navigation and radar systems; instruments and communication systems; flat panel technologies; and rotables. Our location in Titusville, Florida overhauls and repairs landing gear, pressurization components, instruments, and avionics.  Customers include original equipment manufacturers, commercial airlines, corporate aircraft operators, fixed-base operators, air cargo carriers, general aviation suppliers, and the military.  Sales in our Aerospace segment decreased by $4.9 million, or 5.8%, for fiscal 2006 compared to fiscal 2005.  Sales in our Aerospace segment benefited in 2005 from the delivery of several unusually large orders.  Sales in our Aerospace segment increased by $9.1 million, or 12.1%, for fiscal 2005 compared to fiscal 2004. The improvement in sales reflected the delivery of several unusually large orders delivered in 2005.

     Operating income remained flat at $6.0 million for fiscal 2006, as compared to fiscal 2005. The stable operating income resulted from a 3.0% improvement in gross margin for fiscal 2006, as compared to fiscal 2005, which offset the decrease in sales over the same period. Operating income increased by $2.1 million, or 51.2%, for fiscal 2005 compared to fiscal 2004, reflecting the increase in sales volume and a 1.8% increase in gross margin.

   Corporate and Other

     Our other operations consist of a 208,000 square foot manufacturing facility located in Fullerton, California that we own and lease to Alcoa, and a 58,000 square foot manufacturing facility located in Huntington Beach, California that we own and lease to PCA Aerospace. The Fullerton property is leased to Alcoa through October 2007, and is expected to generate revenues and operating income in excess of $0.5 million per year. The Huntington Beach property is leased to PCA Aerospace through October 2007, and is expected to generate revenues and operating income of $0.4 million per year. We can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $6.0 million under a put option we hold which can be exercised upon the earlier of the time when a mortgage loan, which encumbers the property, is paid off (currently due in October 2007, but with extension options) or January 31, 2012. PCA Aerospace also holds a similar purchase option. At September 30, 2006, the book value of the Huntington Beach property was $2.9 million and we believe the current fair market value is in excess of $5.5 million.

     The operating loss at corporate was reduced by $6.4 million in fiscal 2006 compared to fiscal 2005, due primarily to the settlement of shareholder derivative litigation. We recognized a net reduction in general and administrative expenses of $5.1 million in fiscal 2006 from net proceeds we received as a result of settlement of shareholder derivative litigation. The operating loss increased by $3.7 million in fiscal 2005 compared to fiscal 2004, due primarily to the added costs of complying with the Sarbanes-Oxley Act of 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our combined debt, which includes debt of discontinued operations, and equity (“capitalization”) as of September 30, 2006 and 2005 was $181.0 million and $234.2 million, respectively. The fiscal 2006 change in capitalization included a net decrease of $31.9 million in debt resulting from assumption of our $53.5 million mortgage loan on Airport Plaza by the acquirer of the property, obtaining the $30.0 million Golden Tree term loan, and approximately $10.5 million of debt repayments, net of additional borrowings.  Stockholders’ equity decreased by $21.3 million, due primarily to our $37.3 million reported net loss, offset partially by $3.8 million unrealized gain on available for sale securities as well as $8.1 million decrease in minimum pension liability.  Our combined cash and investment balances totaled $130.4 million on September 30, 2006, compared to $97.9 million on September 30, 2005, and included restricted investments of $67.0 million and $64.4 million at September 30, 2006 and September 30, 2005, respectively.  Total capitalization as of September 30, 2005 and 2004 was $234.2 million and $277.1 million, respectively. The fiscal 2005 change in capitalization included a net decrease of $15.3 million in debt resulting from approximately $14.1 million of debt repayments net of additional borrowings, and a $1.2 million decrease due to the foreign currency effect on debt denominated in Euros. Stockholders’ equity decreased by $27.6 million, due primarily to our $19.4 million reported net loss, offset partially by $1.0 million received on the repayment of shareholder loans. Our combined cash and investment balances totaled $97.9 million on September 30, 2005, as compared to $109.4 million on September 30, 2004, and included restricted investments of $64.4 million and $75.0 million at September 30, 2005 and 2004, respectively.

     Net cash used for operating activities for fiscal 2006 was $71.8 million. The working capital uses of cash in 2006 included a $33.0 million increase in investments classified as “trading securities”, $15.9 million increase in inventory, and a $2.7 million increase in other current assets, offset partially by a $16.0 million increase in accounts payable and other accrued liabilities, and a $1.8 million decrease in accounts receivable. The working capital uses of cash were also affected by our $28.6 million net loss before depreciation and amortization and $11.9 million of non-cash charges and working capital changes provided from discontinued operations, including the gain recognized from the Alcoa earnout.  Net cash used for operating activities for fiscal 2005 was $13.1 million. The working capital sources of cash in 2005 included a $10.0 million decrease in accounts receivable, a $4.5 million decrease in inventory, a $0.5 million decrease in other current assets, and a $1.0 million decrease in other non-current assets, offset partially by an $8.2 million decrease in accounts payable and other accrued liabilities. The working capital sources of cash were offset by our $10.2 million net loss before depreciation and amortization and $8.5 million of non-cash charges and working capital changes provided from discontinued operations.  Net cash used for operating activities for fiscal 2004 was $13.1 million. The primary use of cash for operating activities in 2004 was a $16.5 million increase in inventories, and a $16.8 million increase in accounts receivable, offset partially by a $32.5 million decrease in trading securities, a $9.2 million increase in accounts payable and other accrued liabilities, and our $7.7 million net income before depreciation and amortization.

     Net cash provided by investing activities for fiscal 2006 was $55.0 million, and included primarily $40.7 million of proceeds received from the sale of our shopping center, $12.5 million received from Alcoa as additional earn-out proceeds from our December 2002 sale of our former fastener business, and $1.4 million of proceeds received from the sale of a landfill development partnership, offset partially by $7.8 million of capital expenditures. Net cash provided by investing activities for fiscal 2005 was $26.8 million, and included $12.5 million received from Alcoa as additional earn-out proceeds from our December 2002 sale of our fastener business, $9.5 million of proceeds received from investment securities, $10.5 million of net proceeds received from the sale of non-core property, and $6.0 million received from the sale of Fairchild Aerostructures in June 2005, offset by $11.7 million of capital expenditures. Net cash used for investing activities was $97.3 million in fiscal 2004 and included our payments for acquisition of $75.5 million, net of $15.0 million of cash included in the businesses we acquired, as well as $12.2 million of capital expenditures.

     Net cash provided by financing activities for fiscal 2006 was $12.3 million, which reflected a $19.5 million net increase in debt from additional borrowings, offset partially by $4.3 million in settlement of our interest rate contract and $0.5 million of term loan repayments associated with our shopping center prior to its sale. Net cash used for financing activities was $13.8 million for fiscal 2005, which reflects $13.5 million of net debt repayments, offset partially by $1.0 million received on repayment of shareholder loans. Net cash provided by financing activities was $116.6 million for fiscal 2004, which reflected $51.4 million of net borrowings from discontinued operations, the long-term financing of $43.4 million for our acquisition of Hein Gericke, PoloExpress, and Fairchild Sports USA, $13.0 million borrowed to finance property, and $9.0 million borrowed from a revolving credit facility at our Aerospace segment, offset partially by $3.2 million of loan fees.

     Our principal cash requirements include supporting our current operations, general and administrative expenses, capital expenditures, and the payment of other liabilities including pension and postretirement benefits, environmental investigation and remediation costs, and litigation related costs. We expect that cash on hand, cash available from lines of credit, and proceeds received from dispositions of short-term investments and other non-core assets, will be adequate to satisfy our cash requirements through December 2007.

     In order to improve our liquidity, on December 21, 2005, we signed a definitive agreement to sell our shopping center, Airport Plaza, located in Farmingdale, New York, to an affiliate of Kimco Realty Corporation. On July 6, 2006, we completed the sale of Airport Plaza.  We received net proceeds of approximately $40.7 million from the sale. As a condition to closing, the buyer assumed our existing mortgage loan on Airport Plaza that had an outstanding principal balance of approximately $53.5 million on the closing date. The sale does not include several other undeveloped parcels of real estate that we own in Farmingdale, New York, the largest of which is under contract of sale to the market chain, Stew Leonards.

     On May 3, 2006, we decided to borrow $30.0 million from GoldenTree Capital Opportunities, L.P. and GoldenTree Capital Solutions Fund Financing to further improve our liquidity and provide us with flexible opportunities to:

•	Invest in our existing operations;
•	Pursue acquisition opportunities;
•	Provide a guarantee for any additional cash needed by our Hein Gericke segment and corporate needs; or
•	Consider the repurchase of our outstanding stock.

     Our cash needs are generally the highest during our second and third quarters of our fiscal year, when our Hein Gericke and PoloExpress segments purchase inventory in advance of the spring and summer selling seasons. In November 2006, we obtained a financing commitment from a second bank to participate in our seasonal credit facility. Accordingly, €10.0 million was available and utilized to finance the fiscal 2007 seasonal trough to support our PoloExpress operations, and €9.0 million will be available to finance the fiscal 2008 season.

     Although we believe that our relationship with the principal lenders to our PoloExpress and Hein Gericke segments is strong, a significant portion of our debt facilities are subject to annual renewal.  We expect that the facilities will be renewed annually in the normal course of business.  Should the lenders decide not to renew the facilities, we believe that we could secure alternative funding sources on commercially reasonable terms.

     The costs of being a small to mid-sized public company have increased substantially with the introduction and implementation of controls and procedures mandated by the Sarbanes-Oxley Act of 2002. Audit and corporate governance related fees have significantly increased over the past two years. Our increased costs also include the effects of acquisitions and additional costs related to compliance with various financing agreements. The costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002 alone substantially increased our audit and related costs to approximately $3.1 million in fiscal 2005, as compared to only $1.6 million in fiscal 2004. This increase is significant for a company of our size. However, on March 31, 2006, our market capitalization was below the $50.0 million threshold and accordingly, on September 30, 2006, we ceased to be deemed an accelerated filer in accordance with the United States Securities and Exchange Commission regulations and were not required to have an external audit of our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 in fiscal 2006. We did not have an external audit of our internal controls resulting in a reduction in our audit fees in fiscal 2006.  However, audit expenses associated with the restatement are expected to lead to a substantial increase in 2006 audit fees.

     We considered additional options for reducing our public costs, including opportunities to take our company private, or “going dark”. An offer to take our company private at $2.73 per share, led by Jeffrey Steiner, our Chairman and Chief Executive Officer, and Philip Sassower, was terminated.  As of this date, no further discussions are on-going. However, our senior management will continue to pursue opportunities to reduce our public costs and our corporate expenses and consider any other opportunities to restructure our existing debt and pursue additional merger, acquisition, and divestiture opportunities.

     In February 2005, we announced our intention to purchase up to 500,000 shares of our outstanding Class A Common Stock. Through September 30, 2006, we acquired 61,800 shares at an average price of $3.12 per share, and have not purchased any shares since May 11, 2005.  We may purchase additional shares in the future.  Under the terms of the Golden Tree loan, in order to repurchase shares, our Minimum Liquidity, as defined in the Golden Tree agreement, must exceed $10.0 million.  As of September 30, 2006, our Minimum Liquidity was $53.3 million.

     In the event that our cash needs are substantially higher than projected, particularly during the fiscal 2008 seasonal trough, we will take additional actions to generate the required cash. These actions may include one or any combination of the following:

•	Liquidating investments and other non-core assets.
•
Refinancing existing debt and borrowing additional funds which may be available to us from improved performances at our Aerospace and PoloExpress operations or increased values of certain real estate we own.

•	Eliminating, reducing, or delaying all non-essential services provided by outside parties, including consultants.
•	Significantly reducing overhead expenses at certain operations and our corporate headquarters.
•	Delaying purchases of inventory.

     However, if we need to implement one or more of these actions, there nevertheless remains some uncertainty that we will actually receive a sufficient amount of cash in time to meet all of our needs during the fiscal 2008 seasonal trough. Even if sufficient cash is realized, any or all of these actions may have adverse affects on our operating results and/or businesses.

     We may also consider raising cash to meet the subsequent needs of our operations by issuing additional stock or debt, entering into partnership arrangements, liquidating assets, or other means. Should these actions be insufficient, we may be forced to liquidate other non essential assets, and significantly reduce overhead expenses.

Off Balance Sheet Items

    On September 30, 2006, approximately $1.5 million of bank loans received by retail shop partners in the PoloExpress segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us. These guarantees were assumed by us when we acquired the PoloExpress business. We have guaranteed loans to shop partners for the purchase of store fittings in certain locations where we sell our products. The loans are secured by the store fittings purchased to outfit these retail stores.

Contractual Obligations

     At September 30, 2006, we had contractual commitments to repay debt, to make payments under operating and capital lease obligations, to make pension contribution payments, and to purchase the remaining 7.5% interest in PoloExpress.  Payments due under these long-term obligations are as follows:

(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total

Debt	$23,546	$31,141	$2,711	$30,377	$589	$-	$88,364
Estimated interest costs	6,972	4,827	4,013	1,981	49	-	17,842
Capital lease obligations	1,945	428	204	-	-	-	2,577
Operating lease commitments	22,115	17,549	13,162	9,663	7,246	23,676	93,411
Pension contributions	1,900	8,000	7,300	7,400	8,000	15,600	48,200
Postretirement benefits	2,962	2,856	2,794	2,735	2,668	11,654	25,669
Acquire remaining interest in PoloExpress	-	13,912	-	-	-	-	13,912
Total contractual cash obligations	$59,440	$78,713	$30,184	$52,156	$18,552	$50,930	$289,975

     We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our payments of workers compensation. At September 30, 2006, we had contingent liabilities of $3.0 million on commitments related to outstanding letters of credit.

     Our operations enter into purchase commitments in the normal course of business.

     We have $31.8 million classified as other long-term liabilities at September 30, 2006, including $13.9 million due to purchase the remaining 7.5% interest in PoloExpress in April 2008. The remaining $17.9 million of other long-term liabilities includes environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

     Currently, we are not being audited by the Internal Revenue Service for any years. However, we are currently being audited in Germany for 1997 through 2002. Our noncurrent tax liability was $46.0 million at September 30, 2006. However, based on tax planning strategies, we do not anticipate having to satisfy the tax liability over the short-term.  In March 2007, our tax liability was reduced by approximately $26.2 million due to the expiration of the related statute of limitations and closure of the related tax period.

     At September 30, 2006, we have $4.8 million of unused alternative minimum tax credit carryforwards that do not expire and $187.6 million of federal operating loss carryforwards expiring as follows: $12.5 million in 2018; $60.9 million in 2019; $51.3 million in 2020; $4.2 million in 2021; $11.4 million in 2023; $21.9 million in 2024; and $25.4 million in 2025.  As the periods of assessment for 1995 to 2003 have expired during 2007, additional tax may be collected from us only for 2004 to 2006.  Tax losses of $204.8 million arising in years prior to 2006 may still be reduced for determining the proper amount of net operating loss available to be carried forward to years after 2003. The Company also has approximately $20.6 million of foreign income tax and $18.8 million of foreign trade tax loss carryforwards that have no expiration period.  The Company’s policy is to include deductions that are subject to contingencies in its disclosed net operating losses.  The gains on the disposal of discontinued operations we reported between 1995 to 2006, for federal income tax, may be significantly increased if our tax position is not sustained with respect to the sales of several businesses; and the repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended.  If all of these adjustments were made for 1995 to 2006, the federal income tax loss carryforwards might be substantially reduced, and we may be required to pay additional U.S. tax and interest of up to $26.2 million, which has already been provided.  The amount of additional tax and interest to be paid by us depends on the amount of income tax audit adjustments, which are made and sustained for 2004 to 2006. These adjustments, if any, would be made at a future date, which is presently uncertain, and therefore we cannot predict the timing of cash outflows.  To the extent a favorable final determination of the recorded income tax liabilities occurs, appropriate adjustments will be made to decrease the recorded tax liability in the year such favorable determination occurs.

     Should any of these liabilities become immediately due, we may be obligated to obtain financing, raise capital, and/or liquidate assets to satisfy our obligations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Liabilities.  SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur.  SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

     In September 2006, the FASB published SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Pension Plans, which amends SFAS No. 87, SFAS No. 88, SFAS No. 106, and SFAS No. 132(R).  SFAS No. 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. Statement 158 is effective for fiscal years ending after December 15, 2006.  If SFAS No. 158 was adopted as of September 30, 2006, the Company would have recorded a reduction in prepaid assets and other assets of $18.1 million and $1.5 million, respectively, a decrease in pension liabilities of $2.6 million, and a charge to other accumulated comprehensive income (loss) of $17.0 million.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

     In July 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

    In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently assessing the possible impact, if any, of implementing this standard.

     In June 2005, the FASB published SFAS No. 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principle unless it is impracticable. The Statement replaces Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, although it carries forward some of their provisions. The FASB believes that the Statement’s requirements will enhance the consistency of financial information between periods and is the result of the FASB’s efforts to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate any impact from adopting this new standard.

     In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term “conditional” as used in SFAS No. 143, Accounting for Asset Retirement Obligations. This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

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

     Interest Rate Risk: In May 2004, we issued a floating rate note with a principal amount of €25.0 million. Embedded within the promissory note agreement is an interest rate cap protecting one half of the €25.0 million borrowed. The embedded interest rate cap limits to 6% the 3-month EURIBOR interest rate that we must pay on the promissory note. We paid approximately $0.1 million to purchase the interest rate cap. In accordance with SFAS No. 133, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. We are accounting for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument. At September 30, 2006, the fair value of this instrument is nominal.

     Essentially all of our other outstanding debt is variable rate debt.  We are exposed to risks of rising interest rates, which could result in rising interest costs.

     Foreign Currency Risk: We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, if we deem it appropriate, we may consider utilizing foreign currency forward contracts in the future. For fiscal 2006, we estimate that approximately 74% of our total revenues were derived from customers outside of the United States, with approximately 71% of our total revenues denominated in currencies other than the U.S. dollar. We estimate that revenue and operating expenses for fiscal 2006 were lower by $4.3 million and $2.1 million, respectively, as a result of changes in exchange rates compared to fiscal 2005. At September 30, 2006, we had $41.9 million of working capital denominated in foreign currencies. At September 30, 2006, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency at September 30, 2006:

	Euro	British Pound	Swiss Franc	Total Exposure
Revenues	80%	18%	2%	100%
Operating Expenses	82%	17%	1%	100%
Working Capital	85%	13%	2%	100%

     A hypothetical 10% strengthening of the U.S. dollar during fiscal 2006 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $20.0 million and reduced operating expenses by approximately $9.8 million, resulting in a $10.2 million improvement in our operating loss as compared to what was actually reported. Working capital at September 30, 2006, would have been approximately $3.8 million lower than actually reported, if we had used this hypothetical stronger U.S. dollar. These numbers were estimated using the different hypothetical rate for the entire year and applying it evenly to all non U.S. dollar transactions.

     Inflation: We believe that inflation has not had a material impact on our results of operations for fiscal 2006. However, we cannot assure you that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and the report of our independent auditors, are set forth below.

Supplementary information regarding “Quarterly Financial Data (Unaudited)” is set forth under Item 8 in Note 18 to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Fairchild Corporation:

We have audited the accompanying consolidated balance sheets of The Fairchild Corporation and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of September 30, 2005 and for each of the years ended September 30, 2005 and 2004.

/s/ KPMG LLP

McLean, Virginia
August 13, 2007

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	September 30,
	2006	2005
		Restated
CURRENT ASSETS:
Cash and cash equivalents	$8,541	$12,582
Short-term investments - unrestricted	50,510	10,733
Short-term investments - restricted	6,002	4,965
Accounts receivable-trade, less allowances of $1,083 and $2,679	16,927	18,475
Inventories, less reserves for obsolescence of $15,223 and $15,118	106,718	90,856
Current assets of discontinued operations	-	1,509
Prepaid expenses and other current assets	10,795	8,122
Total Current Assets	199,493	147,242

Property, plant and equipment, net of accumulated
depreciation of $24,989 and $18,453	58,698	57,468
Noncurrent assets of discontinued operations	-	79,373
Goodwill	14,128	13,961
Amortizable intangible assets, net of accumulated
amortization of $1,673 and $1,073	1,279	1,729
Non-amortizable intangible assets	30,969	29,424
Prepaid pension assets	33,373	31,239
Deferred loan costs	3,170	1,839
Long-term investments - restricted	60,949	59,419
Long-term investments - unrestricted	4,370	10,233
Notes receivable	5,396	9,765
Other assets	3,304	6,947
TOTAL ASSETS	$415,129	$448,639

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30,
	2006	2005
		Restated
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$25,492	$20,902
Accounts payable	26,325	22,602
Accrued liabilities:
Salaries, wages and commissions	10,044	10,187
Insurance	7,357	7,335
Interest	1,810	443
Other accrued liabilities	28,304	18,588
Income taxes	2,314	1,029
Current liabilities of discontinued operations	62	1,540
Total Current Liabilities	101,708	82,626

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	65,450	47,990
Fair value of interest rate contract	-	5,146
Other long-term liabilities	31,750	27,669
Pension liabilities	40,622	51,099
Retiree health care liabilities	26,008	27,459
Deferred tax liabilities	4,530	3,438
Noncurrent income taxes	39,923	38,385
Noncurrent liabilities of discontinued operations	16,120	53,481
TOTAL LIABILITIES	326,111	337,293

STOCKHOLDERS’ EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,480 (30,480 in Sept. 2005) shares issued and 22,605 (22,605 in
Sept. 2005); shares outstanding; entitled to one vote per share	3,047	3,047
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 (2,621 in Sept. 2005) shares issued and outstanding; entitled
to ten votes per share	262	262
Paid-in capital	232,612	232,457
Treasury stock, at cost, 7,875 (7,875 in Sept. 2005) shares
of Class A common stock	(76,352)	(76,352)
Retained earnings (accumulated deficit)	(15,680)	21,619
Notes due from stockholders	(43)	(109)
Accumulated other comprehensive loss	(54,828)	(69,578)
TOTAL STOCKHOLDERS’ EQUITY	89,018	111,346
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$415,129	$448,639

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended September 30,
	2006	2005	2004
		Restated	Restated
REVENUE:
Net sales	$308,641	$341,587	$318,132
Rental revenue	950	656	930
	309,591	342,243	319,062
COSTS AND EXPENSES:
Cost of goods sold	185,712	211,582	196,409
Cost of rental revenue	238	169	163
Selling, general & administrative	155,364	163,734	145,136
Other income, net	(5,336)	(5,497)	(9,647)
Amortization of intangibles	542	560	537
Restructuring charges	-	-	563
	336,520	370,548	333,161

OPERATING LOSS	(26,929)	(28,305)	(14,099)

Interest expense	(11,498)	(13,143)	(12,154)
Interest income	2,997	1,716	1,555
Net interest expense	(8,501)	(11,427)	(10,599)
Investment income	2,923	5,920	3,733
Fair market value increase in interest rate contract	836	5,942	4,924
Loss from continuing operations before income taxes	(31,671)	(27,870)	(16,041)
Income tax (provision) benefit	(2,176)	1,048	8,953
Equity in loss of affiliates, net	(43)	(487)	(300)
Loss from continuing operations	(33,890)	(27,309)	(7,388)
Net loss from discontinued operations	(14,405)	(4,806)	(13,913)
Net gain on disposal of discontinued operations	13,600	13,575	9,522
Income tax (provision) benefit from discontinued operations	(2,604)	(825)	14,010
NET EARNINGS (LOSS)	$(37,299)	$(19,365)	$2,231

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(1.34)	$(1.08)	$(0.29)
Loss from discontinued operations, net	(0.58)	(0.19)	(0.56)
Gain on disposal of discontinued operations, net	0.54	0.54	0.38
Income tax (provision) benefit from discontinued operations	(0.10)	(0.03)	0.56
NET EARNINGS (LOSS)	$(1.48)	$(0.76)	$0.09

Weighted average shares outstanding:
Basic and Diluted	25,226	25,224	25,192

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Notes Due From Stockholders	Accumulated Other Comprehensive Loss	Total
Balance, October 1, 2003	$3,037	$262	$232,741	$(76,459)	$38,129	$(1,508)	$(60,687)	$135,515
Effect of restatement	-	-	-	-	624	-	-	624
Restated balance, October 1, 2003	3,037	262	232,741	(76,459)	38,753	(1,508)	(60,687)	136,139
Comprehensive income:
Restated net earnings	-	-	-	-	2,231	-	-	2,231
Cumulative translation adjustment	-	-	-	-	-	-	517	517
Change in fair market value of cash flow hedges	-	-	-	-	-	-	105	105
Excess of additional pension liability over unrecognized prior service cost	-	-	-	-	-	-	(1,811)	(1,811)
Net unrealized holding changes on available-for-sale securities	-	-	-	-	-	-	1,242	1,242
Total restated comprehensive income								2,284
Proceeds from stockholders loan repayments	-	-	-	-	-	447	-	447
Proceeds received from stock options exercised	1	-	25	-	-	-	-	26
Restated balance, September 30, 2004	3,038	262	232,766	(76,459)	40,984	(1,061)	(60,634)	138,896
Comprehensive income (loss):
Restated net loss	-	-	-	-	(19,365)	-	-	(19,365)
Cumulative translation adjustment	-	-	-	-	-	-	(1,366)	(1,366)
Change in fair market value of cash flow hedges	-	-	-	-	-	-	114	114
Excess of additional pension liability over unrecognized prior service cost	-	-	-	-	-	-	(7,457)	(7,457)
Net unrealized holding changes on available-for-sale securities	-	-	-	-	-	-	(235)	(235)
Total restated comprehensive loss								(28,309)
Proceeds received from deferred compensation units exercised	9	-	(309)	300	-	-	-	-
Purchase of treasury shares	-	-	-	(193)	-	-	-	(193)
Proceeds from stockholders loan repayments	-	-	-	-	-	952	-	952
Restated balance, September 30, 2005	3,047	262	232,457	(76,352)	21,619	(109)	(69,578)	111,346
Comprehensive income (loss):
Net loss	-	-	-	-	(37,299)	-	-	(37,299)
Cumulative translation adjustment	-	-	-	-	-	-	2,591	2,591
Change in fair market value of cash flow hedges	-	-	-	-	-	-	298	298
Excess of additional pension liability over unrecognized prior service cost	-	-	-	-	-	-	8,051	8,051
Net unrealized holding changes onavailable-for-sale securities	-	-	-	-	-	-	3,810	3,810
Total comprehensive loss								(22,549)
Compensation expense from stock options	-	-	155	-	-	-	-	155
Proceeds from stockholders loan repayments	-	-	-	-	-	66	-	66
Balance, September 30, 2006	$3,047	$262	$232,612	$(76,352)	$(15,680)	$(43)	$(54,828)	$89,018

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2006	2005	2004
		Restated	Restated
Cash flows from operating activities:
Net earnings (loss)	$(37,299)	$(19,365)	$2,231
Depreciation and amortization	7,523	7,873	5,011
Deferred loan fee amortization	1,138	1,329	412
Gain on sale of property, plant, and equipment, net	(8)	(645)	(39)
Compensation expense from stock options	155	-	-
Equity in loss of affiliates, net of distributions	43	487	300
Unrealized holding gain on interest rate contract	(836)	(5,942)	(4,924)
Loss from impairments	-	2,894	1,206
Realized gain from sale and impairment of investments	(1,812)	(7,022)	(4,263)
Change in trading securities	(33,048)	8,097	32,518
Change in accounts receivable	1,798	9,975	(16,805)
Change in inventories	(15,862)	4,456	(16,520)
Change in prepaid expenses and other current assets	(2,673)	513	(3,613)
Change in other non-current assets	5,053	978	(19,956)
Change in accounts payable, accrued liabilities and other long-term liabilities	15,970	(8,226)	9,219
Non-cash charges and working capital changes of discontinued operations	(11,915)	(8,462)	2,122
Net cash used for operating activities	(71,773)	(13,060)	(13,101)
Cash flows from investing activities:
Purchase of property, plant and equipment	(7,777)	(11,668)	(12,260)
Proceeds from sale of plant, property and equipment	61	10,502	4,264
Change in available-for-sale investment securities, net	4,239	9,532	(18,577)
Equity investment in affiliates	-	(400)	-
Acquisitions, net of cash acquired	-	-	(75,495)
Net proceeds received from the sale of discontinued operations	54,561	18,500	5,736
Changes in notes receivable	4,001	963	152
Investing activities of discontinued operations	(98)	(627)	(1,104)
Net cash provided by (used for) investing activities	54,987	26,802	(97,284)
Cash flows from financing activities:
Proceeds from issuance of debt	50,068	29,894	171,493
Debt repayments	(30,589)	(43,395)	(103,507)
Issuance of Class A common stock	-	-	26
Purchase of treasury stock	-	(193)	-
Payment of financing fees	(2,403)	(377)	(3,246)
Proceeds from stockholder loan repayments	66	952	447
Payment of interest rate contract	(4,310)	-	-
Financing activities of discontinued operations	(504)	(688)	51,409
Net cash provided by (used for) financing activities	12,328	(13,807)	116,622
Net change in cash and cash equivalents	(4,458)	(65)	6,237
Effect of exchange rate changes on cash	417	(202)	11
Cash and cash equivalents, beginning of the period	12,582	12,849	6,601
Cash and cash equivalents, end of the period	$8,541	$12,582	$12,849

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     General: All references in the notes to the consolidated financial statements to the terms ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ the ‘‘Company’’ and ‘‘Fairchild’’ refer to The Fairchild Corporation and its subsidiaries.

     Corporate Structure: The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. We have 100% ownership interests, directly and indirectly, in Fairchild Holding Corp. and Banner Aerospace Holding Company I, Inc. Effective November 1, 2003 and January 2, 2004, Fairchild Holding Corp. acquired ownership interests in Hein Gericke, PoloExpress, and Fairchild Sports USA. Our principal operations are conducted through these entities. Our consolidated financial statements present the results of our former fastener business, Airport Plaza shopping center, Royal Oaks landfill, Fairchild Aerostructures, and APS as discontinued operations.

     Nature of Business Operations: Our business consists of three segments: PoloExpress; Hein Gericke; and Aerospace.  Our PoloExpress and Hein Gericke segments are engaged in the design and retail sale of protective clothing, helmets and technical accessories for motorcyclists in Europe and our Hein Gericke segment is also engaged in the design, licensing, and distribution of such apparel in the United States.  Our Aerospace segment stocks a wide variety of aircraft parts and distributes them to commercial airlines, and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies worldwide.

    Fiscal Year: Our fiscal year ends September 30.  All references herein to “2006”, “2005”, or “2004” mean the fiscal years ended September 30, respectively.

     Basis of Presentation: The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include our accounts and all of the accounts of our subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts in our prior years' consolidated financial statements have been reclassified to conform to the 2006 presentation.

     As more fully discussed in Note 2, the 2005 and 2004 consolidated financial statements presented herein have been restated.

     Liquidity: The Company has experienced losses from operations and negative operating cash flows in each of the years for the three years ended September 30, 2006.  Although the Company believes its financial resources are sufficient to fund its operations and other contractual obligations in the near term, our cash needs could be substantially higher than projected.  The Company believes it has sufficient financial flexibility to meet the near term liquidity needs, including the potential to refinance existing debt, borrow additional funds, sell non-core assets, or reduce operational cash disbursements.  However, external factors could impact our ability to execute these alternatives.

     Revenue Recognition: Revenues in our PoloExpress and Hein Gericke segments are recognized immediately upon the sale of merchandise by our retail stores. Sales and related costs in our Aerospace segment are recognized on shipment of products and/or performance of services, when collection is probable. Shipping and handling amounts billed to customers are classified as revenues.

     Shipping and Handling Costs: Shipping and handling costs are expensed as incurred and included in cost of goods sold.

     Concentration of Credit Risk: Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, cash equivalents, and trade receivables. We sell approximately 26% of our products throughout the world to a large number of customers, primarily in the aerospace industry. To reduce credit risk, we perform ongoing credit evaluations of our customers’ financial condition. Generally, we do not require collateral. We invest available cash in money market securities of financial institutions with high credit ratings and United States treasury securities. We also invest restricted funds in longer term opportunities, which we believe will result in better rates of return. Investment portfolios are subject to fluctuations in market value.

     Cash Equivalents/Statements of Cash Flows: For purposes of the Statements of Cash Flows, we consider all highly liquid investments with original maturity dates of three months or less as cash equivalents. Cash is invested in short-term treasury bills and certificates of deposit. Total net cash disbursements made by us for income taxes and interest expense were as follows:

(In thousands)	2006	2005	2004
Interest	$10,131	$13,488	$12,052
Income taxes	260	520	263

     Restricted Cash and Investments: On September 30, 2006 and September 30, 2005, we had restricted investments of $67.0 million and $64.4 million, respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract, environmental matters, and escrow arrangements. The restricted funds are invested in money market funds, equity securities, U.S. government securities, or high investment grade corporate bonds. Restricted cash and investments are classified as short-term and long-term investments on September 30, 2006 and 2005 depending upon the length of the restriction period and are classified as available-for-sale securities.

     Investments: Management determines the appropriate classification of our investments at the time of acquisition and reevaluates such determination at each balance sheet date.  Cash equivalents and investments consist primarily of money market accounts, investments in United States government securities, investment grade corporate bonds, credit derivative obligations, and equity securities.  Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities.  Investments in credit derivative obligations, characterized as other securities, are recorded at fair market value and classified as available-for-sale securities. Other long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships.

     Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity, except to the extent that unrealized losses are deemed to be other than temporary, in which case such unrealized losses are reflected in earnings.  Trading securities are carried at fair value, with unrealized holding gains and losses included in investment income.  Investments in equity securities and limited partnerships that do not have readily determinable fair values are stated at cost and are categorized as other investments. Realized gains and losses are determined using the specific identification method based on the trade date of a transaction.  Interest on government and corporate obligations are accrued at the balance sheet date. Investments in companies in which ownership interests range from 20 to 50 percent are accounted for using the equity method.

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

(In thousands)	2006	2005	2004
Beginning balance	$2,679	$2,775	$1,221
From acquired companies	-	-	1,983
Charges to cost and expenses	1,002	629	48
Charges to other accounts (a)	41	(183)	161
Amounts written off	(2,639)	(542)	(638)
Ending balance	$1,083	$2,679	$2,775

(a)	Represent recoveries of amounts written off in prior periods and foreign currency translation adjustments.

     Inventories: Inventories, all of which are finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excess quantities, and other factors in evaluating net realizable value. Changes in the reserve for obsolescence are as follows:

(In thousands)	2006	2005	2004
Beginning balance	$15,118	$13,681	$7,765
From acquired companies	-	-	2,107
Charges to cost and expenses	768	3,378	4,320
Charges to other accounts (a)	196	(616)	155
Amounts written off	(859)	(1,325)	(666)
Ending balance	$15,223	$15,118	$13,681

(a)	Represent recoveries of amounts written off in prior periods and foreign currency translation adjustments.

     Properties and Depreciation: The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Our machinery and equipment is depreciated over a 5 to 10 year range. Depreciation is computed using the straight-line method for financial reporting purposes. Ordinary repairs and maintenance are expensed as incurred and major replacements and improvements are capitalized. Building and improvements are depreciated on a straight-line basis over an estimated useful life of 30 years. Depreciation expense was $7.0 million in fiscal 2006, $7.4 million in fiscal 2005, and $4.5 million in fiscal 2004. Property, plant and equipment consisted of the following:

	September 30,
(In thousands)	2006	2005
Land	$21,606	$21,605
Building and improvements	11,482	11,616
Machinery and equipment	14,866	13,442
Transportation vehicles	7,134	6,471
Furniture and fixtures	24,838	19,237
Construction in progress	3,761	3,550
Property, plant and equipment, at cost	83,687	75,921
Less: Accumulated depreciation	24,989	18,453
Net property, plant and equipment	$58,698	$57,468

     Leases: We recognize rental income and rental expense on a straight-line basis over the minimum contractual lease term. Lease incentives, if any, including free rent are also recognized on a straight line basis.

     Goodwill and Intangible Assets: Goodwill and intangible assets deemed to have an indefinite life are tested for impairment annually, or immediately if conditions indicate that such an impairment could exist. We allocated to goodwill and intangible assets $36.0 million, as restated, of our purchase price associated with our fiscal 2004 acquisition of Hein Gericke, PoloExpress and Fairchild Sports USA. Approximately $33.6 million, as restated, of the intangible assets we acquired were determined to have indefinite lives. Acquired finite-lived intangibles are generally amortized on a straight-line basis over two to five years.  In 2006, 2005, and 2004, we recognized $0.5 million, $0.6 million, and $0.5 million, respectively, of amortization expense for intangible assets with definite lives. We expect annual amortization expense will be approximately $0.5 million in each of the next two fiscal years.

     Deferred Loan Costs: Costs incurred in connection with the issuance of debentures and credit facilities are deferred and amortized, using the effective interest method over the term of the agreements. Amortization expense of these loan costs was $1.1 million in 2006, $1.3 million in 2005, and $0.4 million in 2004.

     Valuation of Long-Lived Assets: We review our long-lived assets for impairment, including property, plant and equipment, and identifiable intangibles with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows will be greater than the carrying amount of our assets.  Impairment is measured based on the difference between the carrying amount of our assets and their estimated fair value. Impairment charges of $2.9 million and $1.2 million were recorded in 2005 and 2004, respectively. Our decision in the fourth quarter of 2005 to no longer provide funds to our landfill development partnership caused impairment recognition of $2.9 million in fiscal 2005. The 2004 impairment charges included $1.2 million to write down the long-lived assets of a limited partnership interest which we are required to consolidate in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 46R. The impairment charges in fiscal 2005 and fiscal 2004 were reclassified to Loss from discontinued operations, net as the amounts pertained to businesses we sold.

     Environmental Liabilities:  We recognize environmental cleanup liabilities when a loss is probable and can be reasonably estimated for liabilities that are not subject to insurance coverage.  We estimate the cost of each environmental cleanup based on consultation with external specialists, based on current law, considering the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties will be able to fulfill their commitments at the sites where we may be jointly and severally liable.  The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation will be required and what technology will be employed therefor, and the outcome of discussions with regulatory agencies and other potentially responsible parties, at multi-party sites.  In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remediation methodology to be used could significantly change our estimates.

     Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date.  The Company maintains contingency reserves, including interest and penalties, for potential cash tax assessments made by federal, state and foreign taxing authorities as a component of its income tax expense.  These amounts are computed based on the company’s estimate of the tax liability associated with the settlement of various tax issues taken in various tax filings.  The Company reassesses existing requirements, establishes new requirements for current year tax positions and releases existing requirements upon settlement of the requirement or expiration of the statute of limitations for a given tax year on a quarterly basis.

     Other Obligations: We have $31.8 million classified as other long-term liabilities at September 30, 2006, including $13.9 million due to purchase the remaining 7.5% interest in PoloExpress in April 2008. The remaining $17.9 million of other long-term liabilities includes environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

     Foreign Currency Translation: The financial position and operating results of our foreign operations are consolidated using the local currencies of the countries in which they are located as the functional currency. The balance sheet accounts are translated at exchange rates in effect at the end of the period, and income statement accounts are translated at average exchange rates during the period.  The resulting translation gains and losses are included as a separate component of stockholders' equity.  Foreign currency transaction gains and losses are included in other (income) expense, net in our statement of operations in the period in which they occur. In 2006 and 2004, we recognized $0.7 million and $1.1 million, respectively, of foreign currency transaction gains. In 2005, we recognized $0.1 million of foreign currency transaction losses.

     Advertising Expense: We expense the production costs of advertising the first time the advertising takes place, except for direct response advertising. Direct response advertising consists primarily of catalog book production, printing, and postage costs, which is capitalized and amortized over its expected period of future benefits, not to exceed the remainder of the fiscal year when it is incurred. Advertising expense was $15.0 million for 2006, $18.6 million for 2005, and $16.2 million for 2004.

     Research and Development: Company-sponsored research and development expenditures are expensed as incurred and were insignificant in 2006, 2005, and 2004.

     Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R amends certain aspects of SFAS No. 123, Accounting for Stock-Based Compensation, and now requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. In accordance with SFAS No. 123R, we have elected to implement SFAS No. 123R on a modified prospective basis, and to use the Black-Scholes valuation model in calculating fair value of the cost of stock-based employee compensation plans. That cost will be recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We adopted SFAS No. 123R on October 1, 2005, and accordingly, we recognized $0.2 million of compensation cost in fiscal 2006. No tax benefit and deferred tax asset were recognized on the compensation cost because of our domestic full valuation allowance against deferred tax assets.  As of September 30, 2006, there was $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock option plans.  The cost is expected to be recognized over a weighted-average period of 3.8 years.

     As permitted by SFAS No. 123 and prior to adoption of SFAS No. 123R, we used the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, for our stock-based employee compensation plans. Since the exercise price and the fair value of the underlying stock were the same on the grant date, no compensation cost was recognized for the granting of stock options to our employees in fiscal 2005 and 2004. If stock options previously granted were accounted for based on their fair value as determined under SFAS No. 123, our pro forma results for fiscal 2005 and 2004 would have been as follows:

(In thousands, except per share data)	2005	2004
Net earnings (loss), as restated	$(19,365)	$2,231
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(150)	(334)
Pro forma	$(19,515)	$1,897
Basic and diluted earnings (loss) per share:
As restated	$(0.76)	$0.09
Pro forma	(0.77)	0.08

     The weighted average grant date fair value of options granted during 2006, 2005, and 2004, was $1.22, $1.42, and $3.12, respectively.  The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.  The following significant assumptions were made in estimating fair value:

	2006	2005	2004
Risk-free interest rate	4.6%-5.0%	3.6%-4.2%	3.4%
Expected life in years	4.94	4.94	4.92
Expected volatility	60%-61%	61%-63%	72%
Expected dividends	None	None	None

     For additional information on stock options see Note 10.

     Derivative Instruments and Hedging Activities: The fair market value adjustment of our position in a ten-year $100 million interest rate contract improved by $0.8 million in fiscal 2006, $5.9 million in fiscal 2005, and $4.9 million in fiscal 2004. The fair market value adjustment of this agreement reflected increased interest rates in each period based upon the 3-month LIBOR implied forward interest rate curve, which caused the favorable change in fair market value of the interest rate contract in these periods. We settled the interest rate contract at the end of December 2005, and accordingly we will have no further income or loss from this contract.

     Fair Value of Financial Instruments: The carrying amount reported in the consolidated balance sheets approximates the fair value for our cash and cash equivalents, investments, specified hedging agreements, short-term borrowings, current maturities of long-term debt, and all other variable rate debt (including borrowings under our credit agreements).  The carrying amount of our other fixed rate long-term debt approximates fair value as determined by the market value of recent trades, or is estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements (See Note 6). Fair values of our other off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the other parties' credit standing.

     Discontinued Operations: In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This Statement was effective for our fiscal year beginning on July 1, 2002. Accordingly, we have accounted for the sales of the Airport Plaza shopping center, the Royal Oaks landfill, the fastener business, Fairchild Aerostructures, and APS as discontinued operations (See Note 21).

    We include within discontinued operations interest expense attributable to debt directly related to operations included within discontinued operations.

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

 Recently Issued Accounting Pronouncements:  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities.  SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur.  SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

     In September 2006, the FASB published SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Pension Plans, which amends SFAS No. 87, SFAS No. 88, SFAS No. 106, and SFAS No. 132(R).  SFAS No. 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. Statement 158 is effective for fiscal years ending after December 15, 2006.  If SFAS No. 158 was adopted as of September 30, 2006, the Company would have recorded a reduction in prepaid assets and other assets of $18.1 million and $1.5 million, respectively, a decrease in pension liabilities of $2.6 million, and a charge to accumulated other comprehensive income (loss) of $17.0 million.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

     In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN No. 48 effective October 1, 2007. The cumulative effect of initially adopting FIN No. 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be separately presented. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN No. 48. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

    In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect a material impact from implementing this standard.

     In June 2005, the FASB published SFAS No. 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods' financial statements of every voluntary change in accounting principle unless it is impracticable. The Statement replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, although it carries forward some of their provisions. The FASB believes that the Statement's requirements will enhance the consistency of financial information between periods and is the result of the FASB's efforts to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate any impact from adopting this new standard.

2.	RESTATEMENT

     In January 2007, we announced that we would restate our previously filed consolidated financial statements because those financial statements were prepared applying accounting practices that did not comply with GAAP. Since the time of our announcement, we have devoted substantial efforts towards the completion of our restatement.

     In this Annual Report on Form 10-K, we have restated our previously filed audited consolidated financial statements for fiscal 2005 and 2004, and our unaudited consolidated financial statements for the quarters ended June 30, 2006, March 31, 2006, and December 31, 2005. The restatement adjustments resulted in a cumulative net increase in retained earnings of $2.7 million as of June 30, 2006. This amount includes:

•	A $0.6 million increase in earnings for periods prior to October 1, 2003 (as reflected in beginning retained earnings as of October 1, 2003);
•	A $1.1 million decrease in earnings for fiscal 2004;
•	A $1.9 million decrease in net loss for fiscal 2005; and
•	A $1.3 million decrease in net loss for the nine months ended June 30, 2006 (see Note 18).

     The cumulative restatement period extended through June 30, 2006, which is the last period for which we filed a periodic report with the SEC. We have classified our restatement adjustments into the three primary categories as set forth in the table below. These categories involve subjective judgments by management regarding classification of amounts and particular accounting errors that may fall within more than one category. While such classifications are not required under GAAP, management believes these classifications may assist investors in understanding the nature and impact of the corrections made in completing the restatement.

     The following table summarizes the impact of the restatement adjustments on net income (loss) and basic and diluted income (loss) per share for fiscal 2005 and 2004.

	Years Ended
	September 30,
(In thousands, except per share data)	2005	2004
Net income (loss), as previously reported	$(21,284)	$3,361
Restatement adjustments for:
Commitments and contingencies	1,565	(36)
Long-term investments	(833)	139
Income taxes	1,187	(1,233)
Net income (loss), as restated	$(19,365)	$2,231

Basic and diluted earnings (loss) per share:
As previously reported	$(0.84)	$0.13
Total impact of restatement adjustments	0.08	(0.04)
As restated	$(0.76)	$0.09

Income Taxes

     We identified errors and omissions in the reporting of income tax for foreign operations, domestic operations, and tax contingencies.

Foreign Taxes

     Upon the acquisition of Hein Gericke and PoloExpress in fiscal year 2004, we did not properly establish all necessary deferred tax balances required in purchase accounting. In addition, we did not accrue the deferred tax expense associated with a change in German tax law enacted in December 2003, which limits our ability to fully offset certain indefinite lived deferred tax liabilities with tax loss carryforwards. In addition, we improperly treated the recovery of acquired deferred tax assets previously reserved through a valuation allowance as a tax benefit as opposed to a change in goodwill and failed to disclose the deferred taxes, tax loss carryforwards, and associated valuation allowances related to foreign operations in our footnotes.  These errors resulted in establishment of a net deferred tax liability and additional goodwill of $3.0 million as of November 1, 2003 and an additional tax expense of $1.2 million for the year ending September 30, 2004, and an additional tax benefit of $0.2 million for the year ending September 30, 2005.  As of September 30, 2005, the restatement adjustments associated with this error resulted in a $1.1 million decrease in retained earnings, an increase in total liabilities of $3.4 million, and a $2.3 million increase in total assets.

Domestic Taxes

     The Company had accounted for its domestic deferred taxes using only the Federal tax rate. The Company is restating to include an appropriate state tax rate, net of federal tax effect. This change will impact only the disclosure of deferred taxes as a result of the application of a full valuation allowance to the net deferred tax asset related to domestic operations.

The company had not appropriately allocated its fiscal 2005 income tax provision between continuing operations and discontinued operations. This reduced the income tax provision from continuing operations by $3.2 million, resulting  in an income tax benefit, and reduced the income tax benefit from discontinued operations by $3.2 million, resulting in an income tax provision from discontinued operations. This did not impact the Company's financial position, cash flows, or net income.

Tax Contingencies

     We identified errors and omissions in the reporting of noncurrent income tax liabilities.  Items affecting noncurrent income tax liability related to a reserve for potential deduction disallowance, which was not necessary.  This resulted in an increase to retained earnings and a related decrease to noncurrent income tax liabilities of $2.3 million as of October 1, 2003 and a decrease to loss from discontinued operations of $0.2 million for each of the years ending September 30, 2004 and September 30, 2005.  As of September 30, 2005, the restatement adjustments associated with these errors resulted in a $2.6 million increase in retained earnings and a corresponding decrease in total liabilities.

    We also identified errors regarding the interest rates used to calculate interest on potential tax liabilities.  These related to interest on taxes and certain tax income and loss items, resulting in increased retained earnings and decreased noncurrent tax liability of $0.5 million as of October 1, 2003.  Additionally, the restatement adjustments associated with these errors resulted in an increase of $0.6 million to tax provision and a decrease of $0.4 million to loss from discontinued operations for the year ending September 30, 2004 and a decrease of $0.8 million in loss from discontinued operations for the year ending September 30, 2005.  The restatement adjustments associated with these errors resulted in a cumulative increase in retained earnings and a decrease in total liabilities of $1.2 million as of September 30, 2005.

     The Company’s net operating loss carryforward previously included an amount related to a tax benefit which required the Company to make an investment within a stated period of time.  The Company did not make the required investment and therefore the benefit and corresponding valuation allowance should have been removed from its deferred taxes. As a result, the Company has corrected its disclosure to reduce its net operating loss carryforward and the valuation allowance at June 30, 2006 by $3.5 million to remove this tax benefit.  The correction of this error had no impact on the financial position, results of operation or cash flows for any of the periods presented.

Commitments and Contingencies

     We identified three errors associated with our commitments and contingencies.  The first of these errors was that we did not record a liability for our death benefit payment obligation for retirees of businesses that were shut down approximately 22 years ago by a previous owner. This resulted in a $2.0 million decrease to retained earnings and a related increase in liabilities as of October 1, 2003.  The restatement adjustments associated with this error resulted in a decrease in retained earnings and an increase in total liabilities of $1.9 million as of September 30, 2005.  Additionally, the restatement adjustments associated with this error resulted in a decrease to interest expense of $0.2 million and an increase of $0.1 million to loss from discontinued operations for the year ended September 30, 2004 as well as a decrease to interest expense and an increase to loss from discontinued operations of $0.1 million for the year ended September 30, 2005, respectively.

     Additionally, we incorrectly applied SFAS No. 5, Accounting for Contingencies, in recording our potential liability related to claims by the Ohio Workers Compensation Bureau for reimbursement of workers compensation costs related to a business we sold more than 20 years ago, about which we received no communication for 9 years prior to 2005.  The restatement adjustments associated with this error resulted in a increase in retained earnings and a decrease in total liabilities of $1.5 million as of September 30, 2005.  Additionally, the restatement adjustments associated with this error resulted in a decrease to loss from discontinued operations of $1.5 million for the year ended September 30, 2005.

     Finally, we incorrectly applied SFAS No. 13, Accounting for Leases, as we previously had not straight-lined our rent expense for all our facility leases associated with our PoloExpress and Hein Gericke segments.  The restatement adjustments associated with this error resulted in a decrease in retained earnings and an increase in total liabilities of $0.1 million as of September 30, 2005.  Additionally, the restatement adjustments associated with this error resulted in an increase to operating expenses of $0.1 million for the year ended September 30, 2004.

Long-Term Investments

     We identified two errors associated with our long-term investments.  The first of these errors was that we inappropriately characterized our investment in the operator of a hotel and casino located in Northern Cyprus (“Voyager Kibris”) as an equity investment after a note receivable due to us from a partial owner of Voyager Kibris was restructured and exchanged for a 30% investment interest in Voyager Kibris and a consulting arrangement.  The Company previously recognized its share of the Voyager Kibris net losses as well as the cash received under the consulting arrangement as Equity in loss of affiliates. This investment should have been accounted for as a note receivable due to rights we retained.  Additionally, the cash received from Voyager Kibris should have been recorded as a collection against our note receivable.  This resulted in a $0.2 million decrease to retained earnings and a related decrease in assets as of October 1, 2003.  The balance sheet restatement adjustments associated with this error resulted in a decrease in retained earnings and a decrease in total assets of $0.4 million as of September 30, 2005.  The statement of operations restatement adjustments associated with this error resulted in a decrease to equity in loss of affiliates of $0.1 million for the year ended September 30, 2004 and an increase to equity in loss of affiliates of $0.3 million for the year ended September 30, 2005.

    Secondly, the Company received a note receivable in a structured settlement related to an existing receivable.  We did not appropriately discount the note receivable for imputed interest.  The balance sheet restatement adjustments associated with this error resulted in a decrease in retained earnings and a decrease in total assets of $0.4 million as of September 30, 2005.  The statement of operations restatement adjustments associated with this error resulted in a decrease to other income of $0.4 million for the year ended September 30, 2005.

Financial Statement Impact

     The following tables display the net impact of restatement adjustments in the previously issued consolidated financial statements.  The following consolidated financial statements are presented in a condensed format.

Balance Sheet Impact

     The following table displays the cumulative impact of the restatement on the condensed consolidated balance sheet as of September 30, 2005.

		Restatement Adjustments for:
(In thousands)	As Previously Reported (a)	Income Taxes	Commitments and Contingencies	Long-Term Investments	Total Restatement Adjustments	As Restated
Assets:
Cash, cash equivalents, and investments	$97,932	-	-	-	$-	$97,932
Accounts receivable-trade, net	18,475	-	-	-	-	18,475
Inventories, net	90,856	-	-	-	-	90,856
Property, plant, and equipment, net	57,468	-	-	-	-	57,468
Intangible assets, net	42,665	2,449	-	-	2,449	45,114
Prepaid pension assets	31,239	-	-	-	-	31,239
Assets of discontinued operations	80,882	-	-	-	-	80,882
Other assets	27,543	(68)	-	(802)	(870)	26,673
Total assets	$447,060	$2,381	$-	$(802)	$1,579	$448,639

Liabilities and Stockholders' Equity
Liabilities:
Debt	$68,892	$-	$-	$-	$-	$68,892
Accounts payable and accrued liabilities	58,944	-	122	89	211	59,155
Postretirement liabilities	78,558	-	-	-	-	78,558
Tax liabilities	43,267	(415)	-	-	(415)	42,852
Liabilities of discontinued operations	55,021	-	-	-	-	55,021
Other liabilities	32,460	-	355	-	355	32,815
Total liabilities	337,142	(415)	477	89	151	337,293

Stockholders' equity:
Paid-in-capital	232,457	-	-	-	-	232,457
Retained earnings (accumulated deficit)	20,206	2,781	(477)	(891)	1,413	21,619
Accumulated other comprehensive loss	(69,593)	15	-	-	15	(69,578)
Other stockholders' equity	(73,152)	-	-	-	-	(73,152)
Total stockholders' equity	109,918	2,796	(477)	(891)	1,428	111,346
Total liabilities and stockholders' equity	$447,060	$2,381	$-	$(802)	$1,579	$448,639

(a)
Certain previously reported balances have been reclassified to conform to the current condensed consolidated balance sheet presentation, including reclassification to discontinued operations those assets and liabilities related to a landfill development partnership, sold in April 2006, and Airport Plaza shopping center, sold in July 2006.

     The following table displays the cumulative impact of the restatement on stockholders’ equity in the condensed consolidated balance sheet as of September 30, 2003.

(In thousands)	Retained Earnings	Accumulated Other Comprehensive Loss	Other Stockholders' Equity	Total Stockholders' Equity
September 30, 2003 balance, as previously reported	$38,129	$(60,687)	$158,073	$135,515
Restatement adjustments for:
Commitments and contingencies	(2,005)	-	-	(2,005)
Long-term investments	(199)	-	-	(199)
Pre-tax total impact of restatement adjustments	(2,204)	-	-	(2,204)
Restatement adjustments for income taxes	2,828	-	-	2,828
Tax impact (benefit) of restatement adjustments	-	-	-	-
Total impact of restatement adjustments	624	-	-	624
September 30, 2003 balance, as restated	$38,753	$(60,687)	$158,073	$136,139

Statement of Operations Impact

     The following table displays the cumulative impact of the restatement on the condensed consolidated statements of operations for fiscal 2005.

		Restatement Adjustments for:
(In thousands)	As Previously Reported (a)	Income Taxes	Commitments and Contingencies	Long-term Investments	Total Restatement Adjustments	As Restated
Revenues	$342,243	$-	$-	$-	$-	$342,243
Cost of revenues	211,751	-	-	-	-	211,751
Other operating expenses	158,300	-	85	412	497	158,797
Operating loss	(27,808)	-	(85)	(412)	(497)	(28,305)
Interest expense, net	(11,577)	-	150	-	150	(11,427)
Investment income	6,009	-	-	(89)	(89)	5,920
Fair market value increase in interest rate contract	5,942	-	-	-	-	5,942
Loss from continuing operations before income taxes	(27,434)	-	65	(501)	(436)	(27,870)
Income tax (provision) benefit	(2,294)	3,342	-	-	3,342	1,048
Equity in loss of affiliates, net	(155)	-	-	(332)	(332)	(487)
Loss from continuing operations	(29,883)	3,342	65	(833)	2,574	(27,309)
Loss from discontinued operations, net	(6,306)	-	1,500	-	1,500	(4,806)
Gain on disposal of discontinued operations, net	13,575	-	-	-	-	13,575
Income tax benefit from discontinued operations	1,330	(2,155)	-	-	(2,155)	(825)
Net earnings (loss)	$(21,284)	$1,187	$1,565	$(833)	$1,919	$(19,365)

(a)
Certain previously reported balances have been reclassified to conform to the current condensed consolidated balance sheet presentation, including reclassification to discontinued operations those assets and liabilities related to a landfill development partnership, sold in April 2006, and Airport Plaza shopping center, sold in July 2006.

     The following table displays the cumulative impact of the restatement on the condensed consolidated statements of operations for fiscal 2004.

		Restatement Adjustments for:
(In thousands)	As Previously Reported (a)	Income Taxes	Commitments and Contingencies	Long-term Investments	Total Restatement Adjustments	As Restated
Revenues	$319,062	$-	$-	$-	$-	$319,062
Cost of revenues	196,572	-		-	-	196,572
Other operating expenses	136,383	-	206	-	206	136,589
Operating loss	(13,893)	-	(206)	-	(206)	(14,099)
Interest expense, net	(10,768)	-	169	-	169	(10,599)
Investment income	3,733	-	-	-	-	3,733
Fair market value increase in interest rate contract	4,924	-	-	-	-	4,924
Loss from continuing operations before income taxes	(16,004)	-	(37)	-	(37)	(16,041)
Income tax (provision) benefit	10,761	(1,808)	-	-	(1,808)	8,953
Equity in loss of affiliates, net	(439)	-	-	139	139	(300)
Loss from continuing operations	(5,682)	(1,808)	(37)	139	(1,706)	(7,388)
Loss from discontinued operations, net	(13,914)	-	1	-	1	(13,913)
Gain on disposal of discontinued operations, net	9,522	-	-	-	-	9,522
Income tax benefit from discontinued operations	13,435	575	-	-	575	14,010
Net earnings (loss)	$3,361	$(1,233)	$(36)	$139	$(1,130)	$2,231

(a)
Certain previously reported balances have been reclassified to conform to the current condensed consolidated balance sheet presentation, including reclassification to discontinued operations those assets and liabilities related to a landfill development partnership, sold in April 2006, and Airport Plaza shopping center, sold in July 2006.

     The following table displays the cumulative impact of the restatement on the condensed consolidated statements of cash flows for fiscal 2005 and 2004.

	For the Year Ended September 30, 2005			For the Year Ended September 30, 2004
(In thousands)	As Previously Reported	Total Restatement Adjustments (a)	As Restated	As Previously Reported	Total Restatement Adjustments (b)	As Restated
Net cash flows used in operating activities	$(13,959)	$899	$(13,060)	$(15,559)	$2,458	$(13,101)
Net cash flows provided by investing activities	27,701	(899)	26,802	(94,826)	(2,458)	(97,284)
Net cash flows provided by financing activities	(13,807)	-	(13,807)	116,622	-	116,622
Net increase (decrease) in cash and cash equivalents	(65)	-	(65)	6,237	-	6,237
Effect of exchange rate changes on cash	(202)	-	(202)	11	-	11
Cash and cash equivalents, beginning of the period	12,849	-	12,849	6,601	-	6,601
Cash and cash equivalents, end of the period	$12,582	$-	$12,582	$12,849	$-	$12,849

(a)	The primary impact to both operating and investing cash flows in fiscal 2005 resulted from the restatement adjustment associated with our investment in Voyager Kibris.
(b)
The primary impact to both operating and investing cash flows in fiscal 2004 resulted from the restatement adjustment associated with the additional goodwill related to the establishment of the necessary deferred taxes as part of the acquisition of Hein Gericke and PoloExpress.

3.	ACQUISITIONS

     On November 1, 2003, we acquired for $45.5 million (€39.0 million) substantially all of the worldwide business of Hein Gericke and the capital stock of Fairchild Sports USA from the Administrator for Eurobike AG in Germany. Also on November 1, 2003, we acquired for $23.4 million (€20.0 million) from the Administrator for Eurobike AG and from two subsidiaries of Eurobike AG all of their respective ownership interests in PoloExpress and receivables owed to them by PoloExpress. We used available cash from investments that were sold to pay the Administrator $14.8 million (€12.5 million) on November 1, 2003, and borrowed $54.1 million (€46.5 million) from the Administrator at a rate of 8%, per annum. On May 5, 2004 we received financing from two German banks and paid the note due to the Administrator. The aggregate purchase price for these acquisitions was approximately $68.9 million (€59.0 million), including $15.0 million (€12.9 million) of cash acquired.

     On January 2, 2004, we acquired for $18.8 million (€15.0 million) all but 7.5% of the interest owned by Mr. Klaus Esser in PoloExpress. Mr. Esser retained a 7.5% ownership interest in PoloExpress, but Fairchild has the right to call this interest at any time from March 2007 to October 2008, for a fixed purchase price of €12.3 million ($15.6 million at September 30, 2006). Mr. Esser has the right to put such interest to us at any time during April of 2008 for €12.0 million ($15.2 million at September 30, 2006). On January 2, 2004, we used available cash to pay Mr. Esser $18.8 million (€15.0 million) and provided collateral of $15.0 million (€12.0 million) to a German bank to issue a guarantee to Mr. Esser to secure the price for the put Mr. Esser has a right to exercise in April of 2008. The transaction includes an agreement with Mr. Esser under which he agrees with us not to compete with PoloExpress for two years. We also signed an employment agreement with Mr. Esser through December 31, 2008. Through September 30, 2006, in addition to his base salary, Mr. Esser received a profit distribution of approximately €1.0 million, which reduces, on a Euro for Euro basis, the call or put option price we must pay for his interest. As of September 30, 2006, the €11.0 million ($14.7 million) collateralized obligation for the put option, net of distributions, was included in other long-term liabilities. The €11.0 million ($14.7 million) restricted cash is invested in a capital protected investment and money market funds, and is included in long-term investments.

     The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $36.0 million, as restated. The excess of the purchase price over net tangible assets was all allocated to identifiable intangible assets, including brand names “Hein Gericke” and “Polo”, and is reflected in goodwill and intangible assets in the consolidated financial statements as of September 30, 2006. Since their acquisition on November 1, 2003, we have consolidated the results of Hein Gericke, PoloExpress and Fairchild Sports USA into our financial statements.

     Hein Gericke, including Fairchild Sports USA, and PoloExpress are highly seasonal businesses with an historic trend for higher volumes of sales and profits during March through September, when the weather in Europe is more favorable for individuals to use their motorcycles than during October to February. We acquired these companies because we believe they have potential upside, and may provide a platform for other entrees into related leisure businesses. The acquired companies are European leaders of their industry, and opportunities for expansion are significant in Europe and the United States. At September 30, 2006, Hein Gericke operated 145 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Turkey, and the United Kingdom and PoloExpress operated 91 retail shops in Germany and two shops in Switzerland. Fairchild Sports USA, located in Tustin, California, is a designer and distributor of motorcycle clothing and other apparel under several labels, including Hein Gericke. In addition, Fairchild Sports USA designs and sells apparel under private labels for third parties. This acquisition has lessened our dependence on the aerospace industry.

4.	GOODWILL AND INTANGIBLE ASSETS

     Intangible assets with finite lives are amortized over their estimated useful lives. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, goodwill is tested for impairment annually, or immediately if conditions indicate that such impairment could exist. We have selected to perform our annual assessment for impairment in our fourth quarter. The determination of impairment is a two-step process. The first step compares the carrying value of a reporting unit to the fair value of a reporting unit with goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of goodwill impairment. The second step allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill and any shortfall represents the amount of goodwill impairment. The fair market value of a reporting unit is determined by considering the market prices of comparable businesses and the present value of cash flow projections.

Changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	September 30, 2004	Translation Adjustment	September 30, 2005	Translation Adjustment	September 30, 2006
PoloExpress, restated	$3,221	(81)	3,140	167	$3,307
Aerospace	10,821	-	10,821	-	10,821
Total	$14,042	(81)	13,961	167	$14,128

The components of intangible assets, all of which pertain to our PoloExpress and Hein Gericke segments, were as follows:

(In thousands)	September 30, 2004	Amortization	Translation Adjustment	September 30, 2005	Amortization	Translation Adjustment	September 30, 2006
Trademarks	$30,398	-	(974)	29,424	-	1,545	$30,969
Customer relationships	2,312	(519)	(72)	1,721	(533)	91	1,279
Other	53	(41)	(4)	8	(8)	-	-
Total	$32,763	(560)	(1,050)	31,153	(541)	1,636	$32,248

5.	CASH EQUIVALENTS AND INVESTMENTS

A summary of the cash equivalents and investments held by us follows:

	September 30, 2006		September 30, 2005
	Aggregate		Aggregate
	Fair	Cost	Fair	Cost
(In thousands)	Value	Basis	Value	Basis
Cash and cash equivalents:
U.S. government securities	$-	$-	$16	$16
Money market and other cash funds	8,541	8,541	12,566	12,566
Total cash and cash equivalents	8,541	8,541	12,582	12,582

Short-term investments:
Money market funds – available-for-sale – restricted	6,002	6,002	4,965	4,965
Corporate bonds – trading securities	42,919	42,919	-	-
Equity securities – trading securities	2,459	2,459	10,733	10,733
Equity and equivalent securities – available-for-sale	5,132	825	-	-
Total short-term investments	56,512	52,205	15,698	15,698

Long-term investments:
U.S. government securities – available-for-sale – restricted	512	512	9,547	9,547
Money market funds – available-for-sale – restricted	10,313	10,313	10,438	10,438
Corporate bonds – available-for-sale – restricted	28,934	29,326	23,741	24,319
Equity and equivalent securities – available-for-sale – restricted	9,275	7,984	4,247	3,500
Other securities – available-for-sale - restricted	11,915	11,565	11,446	11,565
Equity and equivalent securities – available-for-sale	-	-	5,309	3,612
Other investments, at cost	4,370	4,370	4,924	4,924
Total long-term investments	65,319	64,070	69,652	67,905
Total cash equivalents and investments	$130,372	$124,816	$97,932	$96,185

     On September 30, 2006 and 2005, we had restricted investments of $67.0 million and $64.4 million, respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract, the Esser put option, environmental matters, and escrow arrangements. On September 30, 2006 and 2005, cash of $3.4 million and $9.1 million, respectively, is held by our European subsidiaries which have debt agreements that place restrictions on the amount of cash that may be transferred outside the borrowing companies. For additional information on debt see Note 6.

     On September 30, 2006, we had gross unrealized holding gains from available-for-sale securities of $5.9 million and gross unrealized losses from available-for-sale securities of $0.4 million. On September 30, 2005, we had gross unrealized holding gains from available-for-sale securities of $2.4 million and gross unrealized losses from available-for-sale securities of $0.7 million. We use the specific identification method to determine the gross realized gains (losses) from sales of available-for-sale securities. Investment income (loss) is summarized as follows:

(In thousands)	2006	2005	2004
Gross realized gain from sales of available-for-sale securities	$873	$262	$42
Gross realized loss from sales of available-for-sales securities	-	(191)	(141)
Gross realized gain from sales of trading securities	667	183	411
Gross realized loss from sales of trading securities	(200)	(6)	(35)
Change in unrealized holding gain (loss) from trading securities	475	746	(479)
Gross realized loss from impairments	-	(825)	-
Dividend income, restated	1,108	5,751	3,935
	$2,923	$5,920	$3,733

     The maturities of debt securities, including fixed maturity securities, at September 30, 2006 were as follows:

(In thousands)	Fair Value	Cost Basis
Due in one year or less	$29,065	$29,457
Due after ten years	43,300	43,300
	$72,365	$72,757

6.	NOTES PAYABLE AND LONG-TERM DEBT

     At September 30, 2006 and 2005, notes payable and long-term debt consisted of the following:

	September 30,
	2006		2005
(In thousands)	Amount	Average Rate	Amount	Average Rate
Revolving credit facilities – Fairchild Sports	$11,425	6.9%	$8,917	5.6%
Current maturities of long-term debt	14,067		11,985
Total notes payable and current maturities of long-term debt	25,492		20,902
Golden Tree term loan – Corporate	30,000	12.8%	-	-
Term loan agreement – Fairchild Sports	17,382	4.6%	25,301	3.7%
Promissory note – Corporate	13,000	11.5%	13,000	10.3%
CIT revolving credit facility – Aerospace	9,603	9.3%	8,164	7.8%
GMAC credit facility – Fairchild Sports	3,118	7.0%	3,650	6.8%
Other notes payable, collateralized by assets	3,837	6.7%	5,263	4.1%
Capital lease obligations	2,577	8.9%	4,597	9.0%
Less: current maturities of long-term debt	(14,067)		(11,985)
Net long-term debt	65,450		47,990
Total debt	$90,942		$68,892

     Term Loan at Corporate

     On May 3, 2006, we entered a credit agreement with The Bank of New York, as administrative agent, and GoldenTree Asset Management, L.P., as collateral agent. The lenders under the Credit Agreement were GoldenTree Capital Opportunities, L.P. and GoldenTree Capital Solutions Fund Financing.  Pursuant to the credit agreement, we borrowed from the lenders $30.0 million. The loan matures on May 3, 2010, subject to certain mandatory prepayment events described in the credit agreement. Interest on the loan is LIBOR plus 7.5%, per annum, with the initial interest rate of 12.75% fixed for the first nine months. Subsequent interest periods may be selected by us, ranging from one month to nine months, or, if consented to by the lenders, for 12 months. Also, we may choose to convert the method of interest from a LIBOR based loan to a prime based loan.

     The loan is secured by the stock of Banner Aerospace Holding Company I, Inc., (the parent of our aerospace segment), certain undeveloped real estate owned by us in Farmingdale, N.Y., condemnation proceeds we expect to receive for certain other real estate in Farmingdale, N.Y., and any remaining proceeds to be received by us in the future from the Alcoa transaction. Upon the sale or other monetization of the collateral, the proceeds from such collateral must be used to prepay the loan. We may elect to retain 27.5% of the proceeds from the monetization of the collateral (instead of applying 100% of such proceeds to make a mandatory prepayment of the loan), provided that: the remaining collateral meets or exceeds a collateral to loan value of 1.9:1, and we pay the lenders a fee of 3% of the retained proceeds. If the loan is voluntarily prepaid by us within the first three years of the loan, we must pay a prepayment penalty of 3% in year one, 2% in year two, or 1% in year three.

     The credit agreement defines an “Available Amount” as $30.0 million, plus net cash proceeds from the sale of the Company’s shopping center, plus new money from any equity offerings and earnings from investments.  During the term of the loan, the aggregate of the following may not exceed the Available Amount (unless consented to by the lenders): additional investments by us in our PoloExpress or Hein Gericke segments or in any new company or new ventures; new acquisitions; guarantees by us of additional debt incurred by our PoloExpress or Hein Gericke segments (with an exception for the existing guarantees); loans by us to our PoloExpress or Hein Gericke segments (with an exception for the existing loans); and repurchases by us of our outstanding stock. The Available Amount was $57.7 million at September 30, 2006.

     During the term of the loan:

•
We must maintain cash, cash equivalents, or public securities that meet or exceed a minimum liquidity threshold between $10 million and $20 million. At September 30, 2006, our minimum liquidity requirement was $10.0 million, and accordingly we have classified $10.0 million of qualified investments as restricted long-term investments.

•	A change of control whereby Jeffrey Steiner, Eric Steiner, or Natalia Hercot cease to own a controlling interest in The Fairchild Corporation would be an event of default under the loan.

     Subject to the covenants in the credit agreement, the proceeds of the loan may be used for general working capital purposes, investments, or stock repurchases.

    Subsequent to September 30, 2006, and directly resulting from the financial statement restatement process, we were unable to provide to the lenders timely financial statements for the year ended September 30, 2006, and the quarters ended December 31, 2006, March 31, 2007, and June 30, 2007, as required by the credit agreement.  Our lenders have waived certain provisions in the credit agreement and granted us an extension in time to provide these financial statements.

     Credit Facilities at Hein Gericke

     On March 1, 2006, our Hein Gericke segment entered into an €11.0 million ($14.0 million at September 30, 2006) seasonal credit line with Stadtsparkasse Düsseldorf, with half of the facility available to us for the 2006 season. Borrowings under the facility for the 2006 season were repaid prior to June 30, 2006. The seasonal credit line bears interest at 2.75% over the three-month Euribor rate (6.13% at September 30, 2006) and we must pay a 1.25% per annum non-utilization fee on the available facility during the seasonal drawing period. The seasonal financing facility is 80% guaranteed by the German State of North Rhine-Westphalia. The seasonal facility will reduce by €1.0 million per year and expires on June 30, 2008.  On November 30, 2006, we amended the seasonal credit line with Stadtsparkasse Düsseldorf to include HSBC Trinkaus & Burkhardt AG as a second lender. This amendment allows us to borrow the entire facility €10.0 million ($12.7 million) for the 2007 season.  The seasonal financing facility is 80% guaranteed by the German State of North Rhine-Westphalia.

     At September 30, 2006, our German subsidiary, Hein Gericke Deutschland GmbH, and its German subsidiary, PoloExpress, had outstanding borrowings of $28.8 million due under its credit facilities with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt AG. The revolving credit facility provides a credit line of €10.0 million ($11.4 million outstanding, and $1.3 million available at September 30, 2006), at interest rates of 3.5% over the three-month Euribor (6.9% at September 30, 2006), and matures annually. Outstanding borrowings under the term loan facility have blended interest rates, with $15.0 million (€11.8 million) bearing interest at 1% over the three-month Euribor rate (4.4% at September 30, 2006), with an interest rate cap protection in which our interest expense would not exceed 6% on 50% of debt, and the remaining $2.4 million (€1.9 million) bearing interest at a fixed rate of 6%. The term loans mature on March 31, 2009, and are secured by the assets of Hein Gericke Deutschland GmbH and PoloExpress and specified guarantees provided by the German State of North Rhine-Westphalia.  On November 30, 2006, HSBC Trinkaus & Burkhardt AG formally committed to provide one half of the seasonal facility on a permanent basis.  Accordingly, €10.0 million will be available from the seasonal facility and utilized to finance the fiscal 2007 seasonal trough to support our PoloExpress operations.

     The loan agreements require Hein Gericke Deutschland and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke Deutschland to maintain equity of €44.5 million ($56.5 million at September 30, 2006), as defined in the loan contracts. No dividends may be paid by Hein Gericke Deutschland unless such covenants are met and dividends may be paid only up to its consolidated after tax profits. As of September 30, 2006, Hein Gericke borrowed approximately $4.2 million (€3.3 million) from our subsidiary, Fairchild Holding Corp., which is not subject to restriction against repayment.  The loan agreements have certain restrictions on other forms of cash flow from Hein Gericke Deutschland. In addition, the loan covenants require Hein Gericke Deutschland and PoloExpress to maintain inventory and receivables in excess of €50.0 million. At September 30, 2006, inventory and accounts receivable at Hein Gericke Deutschland and PoloExpress were €65.1 million, which exceeded by €15.1 million, the covenant requirement. The loan covenants also require Hein Gericke Deutschland to maintain inventory and accounts receivable at a rate of one and one half times its net debt position. At September 30, 2006, we were in compliance with the loan covenants.

     At September 30, 2006, our subsidiary, Hein Gericke UK Ltd had outstanding borrowings of $3.1 million (£1.7 million) on its £5.0 million ($9.4 million) credit facility with GMAC. The loan bears interest at 2.25% above the base rate of Lloyds TSB Bank Plc (7.0% at September 30, 2006) and matures on April 30, 2007. We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK Ltd and an investment with a fair market value of $4.5 million at September 30, 2006. The most restrictive covenant requires Hein Gericke UK to maintain a minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined.  At September 30, 2006, Hein Gericke UK missed its EBITDA target by approximately £0.3 million ($0.5 million). GMAC granted a waiver of the covenant violation as of September 30, 2006 and revised the future covenant requirements.

     Credit Facility at Aerospace Segment

     At September 30, 2006, we had outstanding borrowings of $9.6 million on a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our aerospace segment, and $4.0 million was available for future borrowings at September 30, 2006. Borrowings under the facility are collateralized by a security interest in the assets of our aerospace segment. The loan bears interest at 1.0% over prime (9.25% at September 30, 2006) and we pay a non-usage fee of 0.5%. The credit facility matures in January 2008.

     Promissory Note – Corporate

     At September 30, 2006, we had an outstanding loan of $13.0 million with Beal Bank, SSB. The loan is evidenced by a Promissory Note dated as of August 26, 2004, and is secured by a mortgage lien on the Company’s real estate in Huntington Beach CA, Fullerton CA, and Wichita KS. Interest on the note is at the rate of one-year LIBOR (determined on an annual basis), plus 6% (11.47% at September 30, 2006), and is payable monthly. The loan matures on October 31, 2007, provided that the Company may extend the maturity date for one year, during which time the interest rate will be one-year LIBOR plus 8%. The promissory note agreement contains a prepayment penalty of 5% if prepaid between September 2005 and September 2006, and 3% if prepaid between September 2006 and October 30, 2007. On September 30, 2006, approximately $1.2 million of the loan proceeds were held in escrow to fund specific improvements to the mortgaged property.

     Guarantees

     At September 30, 2006, we included $1.2 million as debt for guarantees assumed by us of retail shop partners indebtedness incurred for the purchase of store fittings in Germany. These guarantees were issued by our subsidiaries in the Hein Gericke segment and are collateralized by the fittings in the stores of the shop partners for whom we have guaranteed indebtedness. In addition, at September 30, 2006, approximately $1.5 million of bank loans received by retail shop partners in the Hein Gericke segment were guaranteed by our subsidiaries prior to our acquisition of the PoloExpress and Hein Gericke businesses and are not reflected on our balance sheet because these loans have not been assumed by us.

     Letters of Credit

     We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee payment of our workers’ compensation liabilities. At September 30, 2006, we had contingent liabilities of $3.0 million, on commitments related to outstanding letters of credit which were secured by restricted cash collateral.

     Debt Maturity Information

     The annual maturity of our bank notes payable and long-term debt obligations (exclusive of capital lease obligations) for each of the five years following September 30, 2006, are as follows: $23.5 million for 2007; $31.1 million for 2008; $2.7 million for 2009; $30.4 million for 2010; and $0.6 million for 2011; and none thereafter.

7.	PENSIONS AND POSTRETIREMENT BENEFITS

     Defined Benefit Plans

     The Company and its subsidiaries sponsor three qualified defined benefit pension plans, one supplemental executive retirement plan, and several other postretirement benefit plans. We use a September 30 measurement date for all of our plans. The following table sets forth the benefit obligation; fair value of plan assets; and the funded status of our plans:

	Pension Benefits		Postretirement Benefits (a)
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$198,441	$201,522	$34,859	$51,302
Service cost	391	534	26	42
Interest cost	10,589	11,529	1,920	2,901
Plan participants’ contributions	-	-	791	1,001
Amendments	(3)	(4,307)	(2,569)	(15,575)
Actuarial (gain) loss	(9,530)	7,026	(3,989)	805
Settlements	-	(965)	-	-
Benefits paid	(21,549)	(16,898)	(4,853)	(5,617)
Benefit obligation at end of year	178,339	198,441	26,185	34,859

Change in plan assets:
Fair value of plan assets at beginning of year	163,282	169,189	-	-
Actual return on plan assets	4,630	10,468	-	-
Employer contribution	4,251	820	4,062	4,616
Plan participants’ contributions	-	-	791	1,001
Expenses	(2)	(302)	-	-
Benefits paid	(21,549)	(16,893)	(4,853)	(5,617)
Fair value of plan assets at end of year	150,612	163,282	-	-

Funded status	(27,727)	(35,159)	(26,185)	(34,859)
Unrecognized net actuarial loss	80,691	85,373	16,414	21,703
Unrecognized prior service cost	1,513	1,699	(19,588)	(18,129)
Net amount recognized	$54,477	$51,913	$(29,359)	$(31,285)

(a)	Exclusive of death benefit obligation discussed below.

     Information for amount recognized in our balance sheets and for pension plans with an accumulated benefit obligation in excess of plan assets at September 30, 2006 and 2005 are as follows:

	Pension Benefits		Postretirement Benefits
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Amounts recognized in our balance sheets:
Prepaid benefit cost	$33,373	$31,239	$-	$-
Accrued liabilities	-	-	(3,351)	(3,826)
Accrued benefit cost	(42,432)	(51,099)	(26,008)	(27,459)
Intangible Assets	1,513	1,699	-	-
Accumulated other comprehensive loss	62,023	70,074	-	-
Net amount recognized	$54,477	$51,913	$(29,359)	$(31,285)

Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$134,184	$153,568
Accumulated benefit obligation	133,623	152,487
Fair value of plan assets	91,191	101,389

     The following are weighted-average assumptions used to determine benefit obligations at September 30, 2006 and 2005:

	Pension Benefits		Postretirement Benefits
	September 30,		September 30,
	2006	2005	2006	2005
Discount rate	6.0%	5.625%	6.0%	5.625%
Rate of compensation increase	3.75%	3.75%	N/A	N/A

     At September 30, 2006, we reviewed the funded position of our qualified pension plans and recognized an $8.1 million increase in equity, as a result of the accumulated benefit obligation for the qualified pension plans exceeding the fair value of the plan assets by $42.4 million, as compared to $51.1 million at September 30, 2005. The accumulated benefit obligation for our defined benefit pension plans was $177.8 million and $197.4 million at September 30, 2006 and September 30, 2005, respectively. These amounts may change in the future as the pension plan assets change in value and assumptions change. Should, in the future, our pension plan’s accumulated benefit obligations be less than the fair value of plan assets, the additional minimum pension liability and corresponding equity reduction will be adjusted.

     We recognize amortization of an unrecognized net gain or loss as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the minimum amortization is that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. For a plan in which all or almost all of plan participants are inactive, the average remaining life expectancy of the inactive participants is utilized instead of average remaining service. In fiscal 2006, the unrecognized net loss in excess of ten percent of the projected benefit obligation was amortized over a period of approximately seventeen years.

     The following are weighted-average assumptions used to determine net periodic pension cost for 2006 and 2005:

	Pension Benefits		Postretirement Benefits
	September 30,		September 30,
	2006	2005	2006	2005
Discount rate	5.625%	6.0%	5.625%	6.0%
Expected long-term return on plan assets	8.5%	8.5%	N/A	N/A
Rate of compensation increase	3.75%	3.75%	N/A	N/A

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

     For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2006. The rate was assumed to decrease gradually to 5% for 2016 and remain at that level thereafter.

     The components of net periodic benefit cost are as follows for 2006, 2005, and 2004:

	Pension Benefits			Postretirement Benefits
(In thousands)	2006	2005	2004	2006	2005	2004
Service cost	$391	$534	$2,074	$26	$42	$83
Interest cost	10,589	11,529	11,685	1,920	2,901	2,961
Expected return on assets	(13,675)	(14,443)	(14,876)	-	-	-
Amortization of prior service cost	260	314	409	(1,111)	(217)	(217)
Amortization of actuarial (gain)/loss	3,675	3,509	3,244	1,301	1,306	1,263
Net periodic pension cost	1,240	1,443	2,536	$2,136	$4,032	$4,090
Curtailment charge (a)	-	970	-
Settlement charge (b)	524	750	-
Total net pension cost	$1,764	$3,163	$2,536

(a)	The curtailment reflects the freezing of our SERP plan for the remaining active employee participants who were executive officers as of December 31, 2004.
(b)
As a result of the sale of Fairchild Aerostructures on June 24, 2005, we have settled the pension benefits for the Fairchild Aerostructures employees. This amount was recorded in discontinued operations. The 2006 settlement resulted from lump distributions from our SERP plan.

     We have multiple non-pension postretirement benefit plans. The healthcare plans are contributory, with participants’ contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the healthcare plans anticipates future cost sharing changes to the written plan that are consistent with our current intention to increase retiree contributions each year to cover the excess of the expected general inflation rate.

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1% point change in assumed healthcare cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$29	$(27)
Effect on postretirement benefit obligation	$247	$(221)

     Our pension plans weighted-average asset allocations at September 30, 2006 and 2005 by asset category are as follows:

	September 30,
	2006	2005
Asset Category
Equity securities	13.1%	16.0%
Debt securities	81.8%	78.0%
Other	5.1%	6.0%
Total	100.0%	100.0%

     Our target asset allocation as of September 30, 2006, by asset category, is as follows:

Asset Category
Equity securities	10–30%
Debt securities	65–85%
Real estate	0–20%
Other	0–20%

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

     Equity securities include common stock of The Fairchild Corporation, in the amounts of $1.7 million (1.1% of total plan assets) and $1.5 million (0.9% of total plan assets) at September 30, 2006 and 2005, respectively.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)	Pension Benefits	Postretirement Benefits
2007	$17,082	$2,962
2008	14,095	2,856
2009	13,970	2,794
2010	16,151	2,735
2011	14,655	2,668
2012 – 2014	$68,270	$11,654

     Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. However, during the year ended June 30, 2003, we contributed $7.4 million of cash to fund our largest pension plan in advance of required contributions. Current actuarial projections indicate cash contribution requirements of $1.6 million in 2007, $7.7 million in 2008, $7.0 million in 2009, $7.1 million in 2010, and a total of $22.7 million from 2011 through 2013. We are required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in the United States. The Prescription Drug, Improvement and Modernization Act of 2003 introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit.  The Medicare Prescription Drug Improvement Act of 2003 is expected to result in improved financial results for employers, including us, that provide prescription drug benefits for their Medicare-eligible retirees. In October 2005, we amended our non-class action retiree medical plans to terminate the prescription drug coverage for Medicare eligible participants, effective January 1, 2006, and we have increased our retiree contributions from 35% to 50% for the retiree medical plan costs in 2006. The plan amendment has an estimated effect of reducing our postretirement liabilities by approximately $15.6 million. The reduction in liabilities will be recognized over 13 years and our postretirement benefit expense will be reduced by approximately $1.4 million in fiscal 2007 as a result of this plan amendment.  In 2006, we have adjusted our liability to reflect benefits available to us from the Medicare Prescription Subsidy available for the 1991 class action settlement. It is our current belief that we are entitled to the full benefit of such subsidy.  We expect to receive $0.4 million in each of the next 5 years for the Medicare Prescription Subsidy.

     Pensions – Defined Contribution Plan

     We maintain, for U.S. employees, a 401(k) Savings Plan, which is a defined contribution plan. The 401(k) Savings Plan provides for specified Company matching cash contributions, which are discretionary in nature, based upon the Company achieving certain performance goals and other factors. We did not make any cash contributions to the 401(k) Savings Plan in 2004. Our board of directors approved the resumption of Company matching contributions beginning on January 1, 2005. During fiscal 2006, we recorded expense of $0.3 million for continuing operations for cash contributions we made to the 401(k) Savings Plan. During fiscal 2005, we recorded expenses of $0.2 million for continuing operations and $27,000 for discontinued operations for cash contributions we made to the 401(k) Savings Plan.

     Death Benefit Obligation

     For certain U.S. employees of several businesses we no longer own, we retained the obligation to provide death benefit payments.  During 2006, 2005, and 2004, we made associated death benefit payments of $0.2 million, $0.1 million, and $0.2 million, respectively.  As of September 30, 2006, our remaining obligation was $1.8 million and is included in Other long-term liabilities.

8.	INCOME TAXES

     The total income tax provision (benefit) is allocated as follows:

(In thousands)	2006	2005	2004
		Restated	Restated
Earnings (loss) from continuing operations	$2,176	$(1,048)	$(8,953)
Earnings (loss) from discontinued operations	2,604	825	(14,010)
	$4,780	$(223)	$(22,963)

     The overall tax expense for fiscal 2006 was $4.8 million.  A $2.2 million tax expense from continuing operations resulted from $0.3 million of current federal, state, and foreign taxes and $1.9 million of foreign deferred taxes.  The foreign deferred taxes arise from a tax benefit from operating losses of $0.1 million, offset by $1.9 million in tax expense related to the impact of the conversion of PoloExpress from a German partnership to a German Corporation.  The conversion of PoloExpress will allow PoloExpress and Hein Gericke Deutschland to file consolidated trade tax returns thereby enabling the Company to reduce its current income tax and trade tax liabilities.  However, as a result of this conversion, the Company was required to record a deferred tax liability of $5.6 million as it will no longer benefit from future tax deductions related to the amortization of acquired intangibles. Offsetting this liability is $3.6 million of deferred tax assets related to future tax deductions which were previously not expected to be recoverable. This conversion will allow our two subsidiaries, Hein Gericke Deutschland and PoloExpress, to compute their trade tax liabilities on a combined basis and utilize the cumulative combined income and trade tax losses of approximately $20.6 million and $18.8 million, respectively, to offset their combined future profits subject to income and trade tax. No Federal taxes were recognized from continuing operations due to the domestic tax losses. The $2.6 million tax expense in discontinued operations resulted from current state tax liabilities of $0.9 million associated with the sale of certain assets and $1.7 million in additional foreign tax liabilities arising from transfer pricing issues identified during a tax audit in Germany related to a previously sold business.

     Significant components of the provision (benefit) for income taxes attributable to our continuing operations are as follows:

(In thousands)	2006	2005	2004
		Restated	Restated
Current:
Federal	$94	$-	$(12,982)
State	160	241	264
Foreign	88	936	596
Total current	342	1,177	(12,122)
Deferred:
Federal	-	(3,167)	-
State	-	-	-
Foreign	1,834	942	3,169
Total deferred	1,834	(2,225)	3,169
Total tax provision (benefit)	$2,176	$(1,048)	$(8,953)

     The reconciliation of income tax attributable to continuing operations, computed at the U.S. federal statutory tax rate of 35%, to the actual provision for income taxes in each period, is as follows:

(In thousands)	2006	2005	2004
		Restated	Restated
Tax at United States statutory rates	$(11,085)	$(9,755)	$(5,614)
State income taxes, net of federal tax benefit	104	157	(963)
Effect of foreign operations	129	32	(280)
Revision of estimate for tax accruals, net of deferred tax asset valuation allowance	10,846	7,996	(3,807)
Extraterritorial income exclusion	(307)	(281)	-
Effect of change in tax laws of foreign affiliates	-	-	1,175
Effect of change in tax status	1,970	-	-
Other, net	519	803	536
Net tax provision (benefit)	$2,176	$(1,048)	$(8,953)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of our deferred tax assets and liabilities as of September 30, 2006 and 2005 are as follows:

	September 30,
(In thousands)	2006	2005
		Restated
Deferred tax assets:
Accrued expenses	$3,786	$3,304
Asset basis differences	5,629	3,645
Inventory	4,371	4,385
Employee compensation and benefits	2,962	2,763
Environmental reserves	4,895	3,934
Postretirement health benefits	11,182	11,884
Net operating loss and credit carryforwards	82,511	80,787
Other	1,904	3,537
Pensions	39,355	42,382
Total deferred tax assets	156,595	156,621
Less: Valuation allowance	(128,155)	(133,486)
Net deferred tax assets	28,440	23,135
Deferred tax liabilities:
Asset basis-liabilities	(19,325)	(18,546)
Pensions	(13,645)	(7,286)
Other	-	-
Total deferred tax liabilities	(32,970)	(25,832)
Net deferred tax assets (liabilities)	$(4,530)	$(2,697)

     As of September 30, 2006, deferred taxes do not include $5.9 million of deferred tax assets from discontinued operations, which are fully provided for by a valuation allowance.

     The net changes in the total valuation allowance were a decrease of $5.3 million in 2006 and a decrease of $11.1 million in 2005.  In assessing the ability of deferred tax assets to offset deferred tax liabilities, we consider whether it is more likely than not, that some portion or all of the deferred tax assets and liabilities will not be realized.  In making this assessment, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, income tax planning strategies, and the impact of jurisdictional limitations on certain tax loss carry forwards.  Based on this analysis at September 30, 2006, we have established a full valuation allowance against all net domestic deferred tax assets and established a net deferred tax liability of $4.5 million in 2006 and $2.7 million in 2005 related to the potential tax gain on the sale of certain indefinite lived foreign assets, net of net operating losses and other deferred tax assets.

     The amounts included in the balance sheet are as follows:

	September 30,
(In thousands)	2006	2005
		Restated
Current deferred tax assets included in Prepaid expenses and other current assets	$-	$713

Noncurrent deferred tax assets included in Other assets	$-	$335
Current liabilities:
Deferred income taxes	$-	$-
Other current	2,314	1,029
	$2,314	$1,029
Noncurrent income tax liabilities:
Deferred income taxes	$4,530	$3,438
Deferred income taxes included in Other long-term liabilities	-	307
Other noncurrent	39,923	38,385
	$44,453	$42,130

     Our other noncurrent income tax liabilities of $39.9 million at September 30, 2006 includes additional tax and interest we may be required to pay if our tax positions are not sustained with respect to the sale of several businesses, and if our repayment with property of debt under a bank credit agreement in which both we and our subsidiaries were liable is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended.  In March 2007, we recognized an income tax benefit of $26.2 million due to the expiration of the related statute of limitations and closure of the related tax period.

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

     At September 30, 2006, we have $4.8 million of unused alternative minimum tax credit carryforwards that do not expire and $187.6 million of federal operating loss carryforwards expiring as follows: $12.5 million in 2018; $60.9 million in 2019; $51.3 million in 2020; $4.2 million in 2021; $11.4 million in 2023; $21.9 million in 2024; and $25.4 million in 2025.  As the periods of assessment for 1995 to 2003 have expired during 2007, additional tax may be collected from us only for 2004 to 2006.  Tax losses of $204.8 million arising in years prior to 2006 may still be reduced in determining the proper amount of net operating loss available to be carried forward to years after 2003. The Company also has approximately $36.5 million of foreign income tax and $18.8 million of foreign trade tax loss carryforwards that have no expiration period.  The Company’s policy is to include deductions that are subject to contingencies in its disclosed net operating losses.

     The gains on the disposal of discontinued operations we reported between 1995 to 2005, for federal income tax, may be significantly increased if our tax position is not sustained with respect to the sales of several businesses, and the repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended.  If all of these adjustments were made, the federal income tax loss carryforwards might be substantially reduced, and we may be required to pay additional U.S. tax and interest of up to $26.2 million, which has already been provided.  Foreign tax authorities are also proposing additional tax and interest, which we may be required to pay up to $7.0 million, which has already been provided.  Based on potential adjustments to our federal taxable income and various other state tax exposures, we maintain an additional income tax contingency balance of $6.7 million.  The amount of additional tax and interest to be paid by us depends on the amount of income tax audit adjustments, which are made and sustained for 2004 to 2006 tax filings.  These adjustments, if any, would be made at a future date, which is presently uncertain, and therefore we cannot predict the timing of cash outflows.  To the extent a favorable final determination of the recorded income tax liabilities occurs, appropriate adjustments will be made to decrease the recorded tax liability in the year such favorable determination occurs

     Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent we intend to repatriate such earnings. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently reinvested, or which would be offset by allowable foreign tax credits. Due to cumulative losses in the periods ending September 30, 2004 through September 30, 2006, there are no cumulative unremitted earnings of those foreign subsidiaries and affiliates for which deferred taxes have not been provided.

     In the opinion of our management, adequate provision has been made for all income taxes and interest, and any liability that may arise for prior periods will not have a material effect on our financial condition or our results of operations.

9.	EQUITY SECURITIES

     We had 22,604,761 shares of Class A common stock and 2,621,412 shares of Class B common stock outstanding at September 30, 2006.  Class A common stock is traded on the New York Stock Exchange.  There is no public market for our Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.  The agreement between us and Alcoa, under which we sold our Fairchild Fasteners business on December 3, 2002, provides that, for a period of five years after the closing, we will not declare or pay any dividends on our common stock.

10.	STOCK OPTIONS

Stock Options

     We maintained stock option plans under which officers, key employees, and non-employee directors may be granted options to purchase shares of our authorized but unissued common stock. The purpose of these plans is to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options and stock bonuses. As of September 30, 2006, all our stock option plans had expired. However, all stock options outstanding as of September 30, 2006 continue to be exercisable pursuant to their terms.

     The 1986 non-qualified and incentive stock option plan authorized the issuance of 5,141,000 shares of our Class A common stock upon the exercise of stock options issued under the plan.  The 1986 stock option plan authorized the granting of options at not less than the market value of the common stock at the time of the grant.  The option price is payable in cash or, with the approval of our compensation and stock option committee of the Board of Directors, in “mature” shares of common stock, valued at fair market value at the time of exercise.  The options normally vest by 25% at the end of each of the first four years and terminate five years from the date of grant, or for a stipulated period of time after an employee's death or termination of employment.  Proceeds received from exercises of stock options are credited to common stock and paid-in capital. The 1986 plan expired on April 9, 2006; however, all stock options outstanding as of April 9, 2006 continue to be exercisable pursuant to their terms.

     The 1996 non-employee directors’ stock option plan authorized the issuance of 250,000 shares of our Class A common stock upon the exercise of stock options issued under the plan. The 1996 non-employee directors’ stock option plan authorized the granting of options at the market value of the common stock on the date of grant.  An initial stock option grant for 30,000 shares of Class A common stock was made to each person who became a new non-employee Director, with the options vesting 25% each year from the date of grant.  In addition, on the date of each annual meeting, each person elected as a non-employee Director has been granted an option for 1,000 shares of Class A common stock that vested immediately.  The exercise price is payable in cash or, with the approval of our compensation and stock option committee, in shares of Class A or Class B common stock, valued at fair market value at the date of exercise.  All options issued under the 1996 non-employee directors’ stock option plan terminate five years from the date of grant, or a stipulated period of time after a non-employee Director ceases to be a member of the Board. The Non-employee directors’ stock option plan expired on September 12, 2006; however, all stock options outstanding as of September 12, 2006 continue to be exercisable pursuant to their terms.

     At our Annual Meeting of Shareholders held in November 2001, our shareholders approved the 2001 non-employee directors’ stock option plan, pursuant to which non-employee directors were issued stock options for 86,942 shares, in the aggregate, immediately after the 2001 Annual Meeting. The stock options issued under the 2001 non-employee directors’ stock option plan are not available for future grants.  These options vest by 25% at the end of each of the first four years and terminate ten years from the date of grant, or a stipulated period of time after a non-employee Director ceases to be a member of the Board.

     A summary of stock option transactions under our stock option plans is presented in the following tables:

		Weighted Average
	Shares	Exercise Price
Outstanding at October 1, 2003	1,328,454	$6.38
Granted	35,000	5.11
Exercised	(10,500)	2.49
Expired	(299,411)	9.90
Forfeited	(500)	3.10
Outstanding at September 30, 2004	1,053,043	5.37
Granted	77,000	2.54
Expired	(309,727)	9.12
Forfeited	(5,229)	2.49
Outstanding at September 30, 2005	815,087	3.70
Granted	93,000	2.18
Expired	(485,478)	3.41
Forfeited	(86,250)	2.92
Outstanding at September 30, 2006	336,359	$3.90
Exercisable at September 30, 2003	864,471	$7.57
Exercisable at September 30, 2004	787,015	$5.82
Exercisable at September 30, 2005	664,497	$3.71
Exercisable at September 30, 2006	246,359	$4.53

     A summary of options outstanding and exercisable at September 30, 2006 is presented as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of	Number	Exercise	Contractual	Number	Exercise	Contractual
Exercise Prices	Outstanding	Price	Term	Exercisable	Price	Term
$2.17 - $2.99	134,442	$2.24	4.5 years	44,442	$2.37	1.3 years
$3.00 - $3.99	4,000	3.49	2.5 years	4,000	3.49	2.6 years
$4.00 - $4.99	3,000	4.99	0.8 years	3,000	4.99	0.8 years
$5.00 - $5.11	194,917	5.03	1.0 years	194,917	5.03	1.0 years
$2.17 - $5.11	336,359	$3.90	2.4 years	246,359	$4.53	2.4 years

       Stock Option Deferral Plan

     On November 17, 1998, our shareholders approved a stock option deferral plan.  Pursuant to the stock option deferral plan, certain officers and directors may, at their election, defer payment of the "compensation" they receive in a particular year or years from the exercise of stock options. "Compensation" means the excess value of a stock option, determined by the difference between the fair market value of shares issueable upon exercise of a stock option, and the option price payable upon exercise of the stock option.  An officer's or director’s deferred compensation is payable in the form of "deferred compensation units," representing the number of shares of common stock that the officer or director is entitled to receive upon expiration of the deferral period. The number of deferred compensation units issueable to an officer or director is determined by dividing the amount of the deferred compensation by the fair market value of our stock as of the date of deferral. The stock option deferral plan will end in February 2010, at which time the deferred compensation units will be issued.

      Shares Available for Future Issuance

     The following table reflects a summary of the shares that could be issued under our stock option and stock deferral plans at September 30, 2006:

		1996	2001	Stock
	1986	Directors	Directors	Deferral
Securities to be issued upon:	Plan	Plan	Plan	Plan	Total
Exercise of outstanding options	194,417	106,000	35,942	-	336,359
Weighted average option exercise price	$5.00	$2.40	$2.35	-	$3.90
Issuance of deferred compensation units	-	-	-	177,657	177,657
Shares available for future issuance	194,417	106,000	35,942	177,657	514,016

11.	EARNINGS (LOSS) PER SHARE RESULTS

The following table illustrates the computation of basic and diluted earnings (loss) per share:

(In thousands, except per share data)	2006	2005	2004
		Restated	Restated
Basic loss per share:
Loss from continuing operations	$(33,890)	$(27,309)	$(7,388)
Weighted average common shares outstanding	25,226	25,224	25,192
Basic loss from continuing operations per share	$(1.34)	$(1.08)	$(0.29)

Diluted loss per share:
Loss from continuing operations	$(33,890)	$(27,309)	$(7,388)
Weighted average common shares outstanding	25,226	25,224	25,192
Diluted effect of options	antidilutive	antidilutive	antidilutive
Total shares outstanding	25,226	25,224	25,192
Diluted loss from continuing operations per share	$(1.34)	$(1.08)	$(0.29)

     The computation of diluted loss from continuing operations per share for 2006, 2005, and 2004 excluded the effect of 336,359, 815,087, and 1,053,043 incremental common shares, respectively, attributable to the potential exercise of common stock options outstanding because the effect was antidilutive.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

     The activity in other comprehensive income (loss), net of tax, was:

(In thousands)	2006	2005	2004
		Restated	Restated
Minimum pension liability	$8,051	$(7,457)	$(1,811)
Unrealized holding changes on derivatives	298	114	105
Unrealized periodic holding changes on available-for-sale securities	3,810	(235)	1,242
Foreign currency translation adjustments	2,591	(1,366)	517
Other comprehensive income (loss)	$14,750	$(8,944)	$53

     The components of accumulated other comprehensive loss were:

	September 30,
(In thousands)	2006	2005	2004
		Restated	Restated
Excess of additional pension liability over unrecognized prior service costs	$(62,023)	$(70,074)	$(62,617)
Foreign currency translation adjustments	1,636	(955)	411
Unrealized holding gains on available-for-sale securities	5,559	1,749	1,984
Other	-	(298)	(412)
Accumulated other comprehensive loss	$(54,828)	$(69,578)	$(60,634)

13.	RELATED PARTY TRANSACTIONS

     Previously, we have extended loans to purchase our Class A common stock to certain members of our senior management and Board of Directors, for the purpose of encouraging ownership of our stock, and to provide additional incentive to promote our success. The loans are non-interest bearing, and all have been fully repaid but one.  The remaining outstanding loan matures in 1¼ years, or becomes due and payable immediately upon the termination of employment if prior to such maturity date. On September 30, 2006, the borrower, Mr. Kelley, owed us approximately $50,000. In fiscal 2006, Mr. Gerard, now a former director, repaid his outstanding loan when due. All other loans to directors and executive officers were repaid in full prior to September 30, 2005. During 2006, the largest aggregate balance of indebtedness outstanding under the officer and director stock purchase program was approximately $66,000 from Mr. Gerard; and $50,000 from Mr. Kelley. In fiscal 2003, the Board of Directors extended, by five years, the expiration date of the loan to Mr. Kelley, who was not deemed an executive officer. In accordance with the Sarbanes-Oxley Act of 2002, no new loans will be made to executive officers or directors.

As of September 30, 2006, the Steiner family beneficially owns approximately 60.3% of the aggregate vote of shares of the Company. Therefore, the ability for individual shareholders to influence the direction of the Company may be limited.

     We paid for the maintenance and upkeep of an apartment located in Paris, France that was used by us from time to time for business related travel. The owner of the apartment was a company controlled by the Steiner Family, which sold its apartment in 2004, and thereafter, the apartment was no longer used by us. We believe our cost for this apartment was significantly less than the cost of similar accommodations for our business related travel. The total amounts paid for this apartment were approximately $11,000 in fiscal 2005 and $43,000 in fiscal 2004.

     On September 30, 2006 and 2005, we owed a remaining amount of $3.1 million to Mr. J. Steiner for a change of control payment. This amount is due to Mr. J. Steiner upon his termination of employment with us. On September 30, 2006, deferred compensation of $11,000 was due from us to Mr. E. Steiner.

     In December 2006, Mr. J. Steiner reimbursed us $40,000 for personal expenses that we paid on his behalf, which were outstanding as of September 30, 2006. At no time during 2006 and 2005 did amounts due to us from Mr. J. Steiner exceed the amount of the after-tax salary on deferrals we owed to him.

     Subject to the approval of the Compensation and Stock Option Committee, our Unfunded Supplemental Executive Retirement Plan (SERP) permits participants who are over retirement age, to elect to receive retirement advances on an actuarially reduced basis. Mr. J. Steiner received pre-retirement distributions from the Unfunded SERP (representing a partial distribution of his vested benefits) in the amount of $3.5 million in fiscal 2006; $0.5 million in fiscal 2005; and $2.0 million in fiscal 2004. As of September 30, 2006, Mr. J. Steiner’s remaining balance in the Unfunded SERP plan was $2.1 million.

     Eric Steiner, son of Mr. J. Steiner, is an executive officer of the Company. His compensation is set forth in the compensation table of our proxy statement. Natalia Hercot, daughter of Mr. J. Steiner, is a Vice President of the Company, for which she received compensation of approximately $20,000 in fiscal 2006; $48,000 in fiscal 2005; and $50,000 in fiscal 2004. Mrs. Hercot’s annual salary was adjusted to $10,000 per year on December 23, 2005.

     During 2006, 2005, and 2004, Phillipe Hercot, son-in-law of Mr. J. Steiner, subleased a room in our Paris office and paid arm's length rent to the Company.

     We paid $36,000 in 2006, $36,000 in 2005, and $35,000 in 2004 for security protection at a Steiner family residence in France.

     We provide to Mr. J. Steiner automobiles for business use. We charged Mr. J. Steiner $15,000 in 2006 and $15,000 in 2005 to cover personal use and the portion of the cost of these vehicles that exceeded our reimbursement policy.

     During fiscal 2006, 2005 and 2004, we reimbursed $0.4 million, $0.2 million, and $0.3 million, respectively, to Mr. J. Steiner, representing a portion of out-of-pocket costs he incurred personally in connection with the entertainment of third parties, which may benefit the Company.

     Mr. Klaus Esser’s brother is an employee of PoloExpress. His compensation (currently €72,000) was approximately $94,000 in 2006, $94,000 in 2005 and $88,000 in 2004. Petra Esser, an employee of PoloExpress, is a relative of Mr. K. Esser and has a current annual compensation of approximately €16,000.

     In December 2004, we entered into an agreement to acquire real estate in New York City, and placed a $0.3 million deposit in connection with the acquisition. Our obligation to purchase the property was contingent upon our ability to acquire adjacent properties by a certain date, which date passed without our ability to do so. Accordingly, we had the right to terminate the purchase agreement and intended to do so. Mr. J. Steiner wanted to acquire the property irrespective of the acquisition of adjacent properties. We assigned to Mr. J. Steiner our right to acquire the property and he paid to us the deposit. The independent members of our Board of Directors considered the transaction, and approved the assignment to Mr. J. Steiner.

     Two actions, styled Noto v. Steiner, et al., and Barbonel v. Steiner, et al., were commenced on November 18, 2004, and November 23, 2004, respectively, in the Court of Chancery of the State of Delaware in and for Newcastle County, Delaware. The plaintiffs allege that each is, or was, a shareholder of The Fairchild Corporation and purported to bring actions derivatively on behalf of the Company, claiming, among other things, that Fairchild executive officers received excessive pay and perquisites and that the Company’s directors approved such excessive pay and perquisites in violation of fiduciary duties to the Company. The complaints name, as defendants, the Company’s directors, its Chairman and Chief Executive Officer, its President and Chief Operating Officer, its former Chief Financial Officer, and its General Counsel. While the Company and its Officers and Directors believe it and they have meritorious defenses to these suits, and deny liability or wrongdoing with respect to any and all claims alleged in the suits, it and its Officers and Directors elected to settle to avoid onerous costs of defense, inconvenience and distraction. On April 1, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On May 18, 2005, the Court of Chancery of the State of Delaware in and for New Castle County declined to approve that proposed settlement of the actions. On October 24, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Supplemental Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On November 23, 2005, the Court of Chancery of the State of Delaware in and for New Castle County approved the proposed settlement of these actions. The Court’s order became final on December 23, 2005. Pursuant to the terms of the settlement, Mr. J. Steiner paid the Company $3.8 million, of which $0.8 million was drawn from Mr. Steiner’s Company SERP account, and $2.9 million was paid by him via the Company’s D&O liability insurance carrier, in satisfaction of its obligations to indemnify and insure Mr. Steiner.

14.	LEASES

   Operating Leases

     We hold certain of our facilities and equipment under long-term leases.  The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year, for each of the five years following September 30, 2006, and thereafter, are as follows: $22.1 million for 2007; $17.5 million for 2008; $13.2 million for 2009; $9.7 million for 2010; $7.2 million for 2011; and $23.7 million thereafter.  Rental expense on operating leases was $22.9 million in 2006, $23.0 million in 2005, as restated, and $21.0 million for 2004, as restated.

     Capital Leases

     Minimum commitments under capital leases for each of the five years following September 30, 2006 and thereafter, are $1.9 million for 2007; $0.4 million for 2008; $0.2 million for 2009; and $0 thereafter. At September 30, 2006, the present value of capital lease obligations was $2.6 million. Capital assets leased and included in property, plant, and equipment consisted of:

	September 30,
(In thousands)	2006	2005
Machinery and equipment	$5,177	$7,066
Transportation vehicles	-	44
Other	330	330
Less: Accumulated depreciation	(2,910)	(1,617)
	$2,597	$5,823

     Leasing Operations

     We own and lease to Alcoa a 208,000 square foot manufacturing facility located in Fullerton, California, and we also own and lease to PCA Aerospace a 58,000 square foot manufacturing facility located in Huntington Beach, California. Rental revenue is recognized as lease payments are due from tenants and the related costs are amortized over their estimated useful life. The future minimum lease payments to be received from non-cancelable operating leases as of September 30, 2006 are $1.0 million in 2007; $1.0 million in 2008; $0.1 million in 2009; and $0 thereafter. Rental property we have leased to third parties under operating leases consists of the following:

	September 30,
(In thousands)	2006	2005
Land and improvements	$5,168	$5,168
Buildings and improvements	3,423	3,423
Less: Accumulated depreciation	(608)	(428)
	$7,983	$8,163

15.	CONTINGENCIES

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

     In October 2003, we learned that volatile organic compounds had been detected in amounts slightly exceeding regulatory thresholds in a town water supply well in East Farmingdale, New York. Subsequent sampling of groundwater from the extraction wells to be used in the remediation system for this site has indicated that contaminant levels at the extraction point are significantly higher than previous sampling results indicated.  These compounds may, to an as yet undetermined extent, be attributable to a groundwater plume containing volatile organic compounds, which may have had its source, at least in part, from plant operations conducted by a predecessor of ours in Farmingdale. We are aiding East Farmingdale in its investigation of the source and extent of the volatile organic compounds, and may assist it in treatment. In 2006, we contributed approximately $0.7 million toward this remediation, but may be required to pay additional amounts of up to $8.0 million over the next 20 years.

     We expensed $9.0 million, $5.3 million, and $14.1 million in discontinued operations for environmental matters in 2006, 2005, and 2004, respectively. As of September 30, 2006 and 2005, the consolidated total of our recorded liabilities for environmental matters was approximately $13.5 million and $10.8 million, respectively, which represented the estimated probable exposure for these matters. On September 30, 2006, $1.2 million of these liabilities was classified as other accrued liabilities, $1.0 million was classified as noncurrent liabilities of discontinued operations, and $11.3 million was classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $20.7 million.

     The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $8.45 million for our fastener business. As of September 30, 2006, Alcoa had contacted us concerning potential health and safety claims of approximately $16.4 million.  On June 25, 2007, the Company received an arbitration ruling awarding Alcoa approximately $4.0 million from the Company’s $25.0 million escrow account for health and safety claims, which Alcoa had to that point asserted.  Accordingly, the Company recognized an additional $4.0 million expense as of September 30, 2006.

     Asbestos Matters

     On January 21, 2003, we and one of our subsidiaries were served with a third-party complaint in an action brought in New York by a non-employee worker and his spouse alleging personal injury as a result of exposure to asbestos-containing products.  The defendant, which is one of many defendants in the action, had purchased a pump business from us, and asserts the right to be indemnified by us under its purchase agreement.  This case was discontinued as to all defendants, thereby extinguishing the indemnity claim against us in the instant case. However, the purchaser has notified us of, and claimed a right to indemnity from us in relation to, more than 10 thousand in other asbestos-related claims filed against it. We have not received enough information to assess the impact, if any, of the other claims. During the last thirty nine months, we have been served directly by plaintiffs’ counsel in forty seven cases related to the same pump business. Two of the forty seven cases were dismissed as to all defendants, based upon forum objections. The Company was voluntarily dismissed from thirteen additional pump business cases during the same period, without the repayment of any consideration to plaintiffs.  We, in coordination with our insurance carriers, intend to aggressively defend ourselves against the remaining thirty two claims.

     During the last thirty nine months, we, or our subsidiaries, were served with a total of three hundred thirty claims filed in various venues by non-employee workers, alleging personal injury or wrongful death as a result of exposure to asbestos-containing products other than those related to the pump business.  The plaintiffs’ complaints do not specify which, if any, of our former products are at issue, making it difficult to assess the merit and value, if any, of the asserted claims.  We, in coordination with our insurance carriers, intend to aggressively defend ourselves against these claims.

     During the same time period, we have resolved eighteen similar, non-pump, asbestos-related lawsuits that were previously served upon us. In fourteen cases, we were voluntarily dismissed, without the payment of any consideration to plaintiffs.  The remaining four cases were settled for a nominal amount.

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

     CL Motor Freight Litigation

     In July 2005, we received notice that the Workers Compensation Bureau of the State of Ohio is seeking reimbursement from us of approximately $7.3 million for CL Motor Freight Inc. workers’ compensation claims which were insured under a self-insured workers compensation program in Ohio from the 1950s until 1985. In March 2006, we received a letter from the Ohio Bureau of Workers Compensation increasing the amount of reimbursement it is seeking from us to approximately $8.0 million and suggesting a meeting to discuss a settlement. With interest, the claim could be higher. Prior to July 2005, we had not received any communication from the Ohio Bureau of Workers Compensation for many years. CL Motor Freight is a former wholly-owned subsidiary of ours, which filed for Bankruptcy protection in 1985. We are contesting this claim.

     Surety companies which had issued bonds in favor of the Ohio Bureau of Workers Compensation have tentatively agreed to settle claims, totaling approximately $1.0 million, of the Ohio Bureau of Workers Compensation under the bonds, and have demanded from Fairchild payment under the bonds.  Fairchild is also contesting these claims.

     Settlement efforts to date have not been successful.  We expect that the Ohio Bureau of Workers Compensation will refer the matter to the State Attorney General for suit.  As of September 30, 2006, we accrued $2.0 million related to the claim made by the Ohio Bureau of Workers Compensation.

     Other Matters

     In early August 2006, three lawsuits were filed in the Delaware Court of Chancery, purportedly on behalf of the public stockholders of the Company, regarding a going private proposal by FA Holdings I, LLC, a limited liability company led by Jeffrey Steiner and Philip Sassower, Chairman of The Phoenix Group LLC.  The defendants named in these actions included Jeffrey Steiner, Eric Steiner, Robert Edwards, Daniel Lebard, Michael Vantusko, Didier Choix, Glenn Myles, FA Holdings I, LLC and the Company.  The allegations in each of the complaints, which were substantially similar, asserted that the individual defendants had breached their fiduciary duties to the Company’s stockholders and that the FA Holdings offer of $2.73 for each share of the Company’s stock was inadequate and unfair.  The suits sought injunctive relief, rescission of any transaction, damages, costs and attorneys’ fees.  On September 7, 2006, the Delaware Court of Chancery consolidated all three Delaware lawsuits into a single action, styled In re The Fairchild Corporation Shareholders Litigation, Consolidated C.A. No. 2325-N.  On September 21, 2006, the Company announced that FA Holdings I, LLC had withdrawn its proposal, but that the parties subsequently had further discussions and agreed to meet again.  On December 5, 2006, the Company announced that discussions with FA Holdings regarding a potential transaction had been terminated.  On March 2, 2007, plaintiffs filed a stipulation with the Delaware Court of Chancery seeking to dismiss the consolidated action.  On March 6, 2007, the Delaware Court of Chancery entered an order dismissing all of the claims in the consolidated action.

     Two actions, styled Noto v. Steiner, et al., and Barbonel v. Steiner, et al., were commenced on November 18, 2004, and November 23, 2004, respectively, in the Court of Chancery of the State of Delaware in and for Newcastle County, Delaware. The plaintiffs allege that each is, or was, a shareholder of The Fairchild Corporation and purported to bring actions derivatively on behalf of the Company, claiming, among other things, that Fairchild executive officers received excessive pay and perquisites and that the Company’s directors approved such excessive pay and perquisites in violation of fiduciary duties to the Company. The complaints name, as defendants, all of the Company’s directors, its Chairman and Chief Executive Officer, its President and Chief Operating Officer, its former Chief Financial Officer, and its General Counsel. While the Company and its Officers and Directors believe it and they have meritorious defenses to these suits, and deny liability or wrongdoing with respect to any and all claims alleged in the suits, it and its Officers and Directors elected to settle to avoid onerous costs of defense, inconvenience and distraction. On April 1, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On May 18, 2005, the Court of Chancery of the State of Delaware in and for New Castle County declined to approve that proposed settlement of the actions. On October 24, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Supplemental Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On November 23, 2005, the Court of Chancery of the State of Delaware in and for New Castle County approved the proposed settlement of these actions. The Court’s order became final on December 23, 2005. As a result of the settlement, we recognized a reduction in our selling, general and administrative expense for approximately $5.7 million of proceeds we received from Mr. J. Steiner and our insurance carriers. In January 2006, we received approximately $0.9 million from our insurance carriers to pay for the plaintiffs’ and objector’s attorneys’ fees. In April 2006, and July 2006, we received approximately $0.8 million and $1.1 million, respectively, from our insurance carriers to pay for certain of our legal costs associated with this matter.

     In connection with the sale of the fasteners business to Alcoa in December 2002, Alcoa demanded that the Company make a post-closing balance sheet adjustment which, if accepted by us, would have entitled Alcoa to approximately $8.1 million.  We rejected the adjustment and, in response, Alcoa, without our authorization, withheld payment to us of $4.0 million of the amount due to us from the $12.5 million we earned based upon commercial aircraft deliveries in 2003. We filed a claim against Alcoa in regard to the post-closing balance sheet matter, which was then submitted to BDO Seidman, LLP for arbitration.  On February 18, 2005, BDO Seidman resolved in our favor the dispute with Alcoa, finding that the $8.1 million adjustment Alcoa demanded was inappropriate and denying Alcoa’s request for reformation of the acquisition agreement entered into by Alcoa and us. We also filed a claim against Alcoa to collect the $4.0 million Alcoa, without our authorization, held back “in escrow” which Alcoa agreed was due to the Company, pending resolution of a post-closing balance sheet adjustment dispute. In March 2005, Alcoa paid the $4.0 million amount it unilaterally withheld from us which remained outstanding for over a year. There is no provision in the agreements between the Company and Alcoa permitting Alcoa to create an escrow for the disputed post-closing balance sheet adjustment, and we intend to continue to pursue Alcoa for adequate compensation on the amount it arbitrarily withheld from us, including reimbursement of damages and legal fees. In addition, Alcoa has asserted other claims which, if proven, would, according to Alcoa, aggregate in excess of $5.0 million.  If Alcoa is correct and these other claims exceed $5.0 million, we may be required to reimburse Alcoa for the full amount, without benefit of a threshold set forth in the acquisition agreement under which we sold our fastener business to Alcoa. To date, Alcoa has contacted us concerning potential environmental and legal claims of approximately $16.4 million.  On June 25, 2007, the Company received an arbitration ruling awarding Alcoa approximately $4.0 million from the Company’s $25.0 million escrow account in full settlement of Alcoa’s claims.  Accordingly, the Company recognized an additional $4.0 million expense as of September 30, 2006.

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

     Our business consists of three segments: PoloExpress; Hein Gericke; and Aerospace. Our PoloExpress and Hein Gericke segments are engaged in the design and retail sale of protective clothing, helmets and technical accessories for motorcyclists in Europe, and our Hein Gericke segment is also engaged in the design, licensing, and distribution of apparel in the United States. Our Aerospace segment stocks and distributes a wide variety of aircraft parts to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators and other aerospace companies worldwide.

     In fiscal 2006, we operated a Real Estate segment, which owned and leased a shopping center located in Farmingdale, New York, and owned and rented two improved parcels located in Southern California.  During fiscal 2006, we sold the shopping center and reclassified the remaining portions of our Real Estate segment into our corporate and other segment.  Also during fiscal 2006, we split our previously reported Sports & Leisure segment into two separate segments, PoloExpress and Hein Gericke, as management began reviewing the operating results of each and separately allocating resources to each in 2006.

(In thousands)	PoloExpress (a)	Hein Gericke (a)	Aerospace	Corporate and Other	Total
2006:
Revenues	$112,786	$116,255	$79,600	$950	$309,591
Operating income (loss)	11,796	(22,084)	5,968	(22,609)	(26,929)
Interest income	927	95	2	1,973	2,997
Interest expense	(2,161)	(2,586)	(1,444)	(5,307)	(11,498)
Income tax (provision) benefit	1,845	(3,685)	(11)	(325)	(2,176)
Capital expenditures	1,417	5,233	332	795	7,777
Depreciation and amortization	1,478	4,399	403	1,243	7,523
Identifiable assets at Sept. 30	75,657	89,421	47,331	202,720	415,129

2005 (Restated):
Revenues	$111,161	$145,933	$84,493	$656	$342,243
Operating income (loss)	9,895	(15,295)	6,093	(28,998)	(28,305)
Interest income	-	98	-	1,618	1,716
Interest expense	(1,758)	(3,632)	(1,329)	(6,424)	(13,143)
Income tax (provision) benefit	(1,733)	(49)	(26)	2,856	1,048
Capital expenditures	985	8,434	550	1,699	11,668
Depreciation and amortization	1,395	5,006	375	1,097	7,873
Identifiable assets at Sept. 30	65,405	91,624	42,848	248,762	448,639

2004 (Restated):
Revenues	$94,543	$148,189	$75,400	$930	$319,062
Operating income (loss)	10,795	(3,614)	4,030	(25,310)	(14,099)
Interest income	-	343	-	1,212	1,555
Interest expense	(768)	(3,894)	(596)	(6,896)	(12,154)
Income tax (provision) benefit	(2,118)	(1,866)	(36)	12,973	8,953
Capital expenditures	2,087	8,413	277	1,483	12,260
Depreciation and amortization	1,252	2,470	516	773	5,011
Identifiable assets at Sept. 30	84,026	79,908	52,618	282,613	499,165

(a)	The results of the PoloExpress and Hein Gericke segments reflect 11 months of activity in 2004 since our date of acquisition on November 1, 2003.

17.	FOREIGN OPERATIONS AND EXPORT SALES

     Our operations are located primarily in the United States and Europe.  All rental revenue is generated in the United States. Inter-area sales are not significant to the total sales of any geographic area. Sales by geographic area are attributed by country of domicile of our subsidiaries. Our financial data by geographic area is as follows:

	United
(In thousands)	States	Europe	Other	Total
2006:
Revenues by geographic area	$91,341	$218,250	$-	$309,591
Operating loss by geographic area	(17,920)	(8,996)	(13)	(26,929)
Loss from continuing operations before taxes	(18,497)	(13,161)	(13)	(31,671)
Identifiable assets by geographic area at September 30	159,910	251,974	3,245	415,129
Long-lived assets by geographic area at September 30	115,956	50,059	3,245	169,260

2005 (Restated):
Revenues by geographic area	$114,516	$227,727	$-	$342,243
Operating loss by geographic area	(20,680)	(7,615)	(10)	(28,305)
Loss from continuing operations before taxes	(13,578)	(14,092)	(200)	(27,870)
Identifiable assets by geographic area at September 30 (a)	214,683	230,711	3,245	448,639
Long-lived assets by geographic area at September 30 (b)	203,264	49,775	3,245	256,284

2004 (Restated):
Revenues by geographic area	$113,489	$205,572	$1	$319,062
Operating income (loss) by geographic area	(17,100)	3,145	(144)	(14,099)
Loss from continuing operations before taxes	(14,617)	(1,280)	(144)	(16,041)
Identifiable assets by geographic area at September 30 (c)	299,714	196,271	3,180	499,165
Long-lived assets by geographic area at September 30 (d)	231,249	51,440	3,180	285,869

(a)	Identifiable assets related to discontinued operations in the United States were $80,882 at September 30, 2005.
(b)	Long-lived assets related to discontinued operations in the United States were $79,373 at September 30, 2005.
(c)	Identifiable assets related to discontinued operations in the United States were $91,818 at September 30, 2004.
(d)	Long-lived assets related to discontinued operations in the United States were $85,791 at September 30, 2004.

     Export sales are defined as sales by our continuing operations located in the United States to customers in foreign regions. Export sales were as follows:

(In thousands)	Europe	Canada	Japan	Asia (without Japan)	South America	Other	Total
2006	$10,431	$4,052	$12,600	$4,496	$3,394	$5,234	$40,207
2005	10,304	4,594	8,426	4,902	3,127	4,950	36,303
2004	8,227	10,577	6,489	3,087	2,771	3,176	34,327

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table of unaudited quarterly financial data for fiscal 2006 and fiscal 2005 has been prepared from our financial records and reflects all adjustments which are, in the opinion of our management, necessary for a fair presentation of the results of operations for the interim periods presented.

	December 31, 2005		March 31, 2006		June 30, 2006
(In thousands, except per share data)	Previously Reported (a)	Restated (b)	Previously Reported (a)	Restated (b)	Previously Reported (a)	Restated (b)	September 30, 2006
Net revenues	$51,547	$51,547	$62,964	$62,964	$105,815	$105,815	$89,265
Gross margin	19,403	19,403	23,937	23,937	44,379	44,379	35,922
Operating income (loss)	(9,145)	(9,193)	(10,895)	(10,918)	2,414	2,405	(9,223)
Tax (provision) benefit (c)	(65)	13	(22)	5	(149)	(1,580)	(614)
Earnings (loss) from continuing operations (c, d)	(10,205)	(10,095)	(12,746)	(11,687)	299	(951)	(11,157)
Per basic and diluted share	(0.41)	(0.40)	(0.50)	(0.46)	0.01	(0.04)	(0.45)
Earnings (loss) from discontinued operations, net of
tax (e, f)	(411)	(411)	621	622	(2,592)	(1,192)	(16,028)
Per basic and diluted share	(0.02)	(0.02)	0.02	0.02	(0.10)	(0.04)	(0.64)
Net gain (loss) on disposal of discontinued operations	12,500	12,500	-	-	1,000	1,000	100
Per basic and diluted share	0.50	0.50	-	-	0.04	0.04	0.00
Net earnings (loss)	1,883	1,993	(12,125)	(11,066)	(1,293)	(1,144)	(27,082)
Per basic and diluted share	0.07	0.08	(0.48)	(0.44)	(0.05)	(0.05)	(1.07)
Market price range of Class A stock:
High	$2.85	$2.85	$2.79	$2.79	$2.61	$2.61	$2.80
Low	$2.11	$2.11	$2.26	$2.26	$2.00	$2.00	$2.08
Close	$2.55	$2.55	$2.60	$2.60	$2.08	$2.08	$2.60

	December 31, 2004		March 31, 2005		June 30, 2005		September 30, 2005
	Previously Reported (a)	Restated (b)	Previously Reported (a)	Restated (b)	Previously Reported (a)	Restated (b)	Previously Reported (a)	Restated (b)
Net revenues	$64,489	$64,489	$79,834	$79,834	$112,954	$112,954	$84,966	$84,966
Gross margin	21,890	21,890	29,924	29,924	46,891	46,891	31,787	31,787
Operating income (loss)	(10,388)	(10,434)	(8,127)	(8,146)	736	720	(10,030)	(10,445)
Tax (provision) benefit (g)	(70)	2,895	(84)	(290)	(1,457)	(609)	(683)	(948)
Earnings (loss) from continuing operations (g, h, j)	(11,984)	(9,021)	(3,297)	(3,575)	(2,265)	(1,391)	(12,339)	(13,322)
Per basic and diluted share	(0.47)	(0.35)	(0.13)	(0.14)	(0.09)	(0.06)	(0.49)	(0.53)
Earnings (loss) from discontinued operations,
net of tax (i, j)	386	(2,779)	(602)	(602)	(463)	(463)	(4,296)	(1,787)
Per basic and diluted share	0.02	0.11	(0.01)	(0.02)	(0.02)	(0.02)	(0.17)	(0.07)
Net gain (loss) on disposal of discontinued operations	12,500	12,500	-	-	1,158	1,158	(83)	(83)
Per basic and diluted share	0.50	0.50	-	-	0.05	0.05	-	(0.00)
Net earnings (loss)	902	698	(3,900)	(4,177)	(1,570)	(698)	(16,716)	(15,188)
Per basic and diluted share	0.04	0.03	(0.15)	(0.17)	(0.06)	(0.03)	(0.66)	(0.60)
Market price range of Class A stock:
High	$4.04	$4.04	$3.99	$3.99	$3.14	$3.14	$3.18	$3.18
Low	$2.96	$2.96	$3.00	$3.00	$2.11	$2.11	$2.20	$2.20
Close	$3.69	$3.69	$3.10	$3.10	$2.86	$2.86	$2.32	$2.32

(a)
Certain previously reported balances have been reclassified to conform to the current condensed consolidated balance sheet presentation, including reclassification to discontinued operations those amounts related to a landfill development partnership, sold in April 2006, and Airport Plaza shopping center, sold in July 2006.

(b)	Amounts have been restated as described in Note 2.
(c)
$1.4 million of the increase in the tax provision for quarter ended June 30, 2006 resulted from the restatement of deferred tax liabilities associated with the acquisition of indefinite lived intangibles in foreign taxing jurisdictions.  This restatement adjustment was also the principal reason for the $1.2 million shift to loss from continuing operations for the quarter ended June 30, 2006.

(d)
$1.0 million of the improvement in loss from continuing operations for the quarter ended March 31, 2006 resulted from the recharacterization of our interest in Voyager Kibris, including elimination of the related loss during the quarter ended March 31, 2006.

(e)
The $1.4 million decrease in loss from discontinued operations, net of tax for the quarter ended June 30, 2006 resulted from the decrease in the accrual for the claim made by the Ohio Bureau of Workers Compensation.

(f)
The $15.0 million loss from discontinued operations, net of tax for the quarter ended September 30, 2006 was primarily comprised of $4.1 million of additional environmental accruals, $4.0 million accrued for the settlement of health and safety claims with Alcoa, and a $1.4 million additional accrual for the claim made by the Ohio Bureau of Workers Compensation.

(g)
$0.8 million of the decrease in the tax provision for quarter ended June 30, 2005 resulted from the change in restated deferred tax liabilities associated with the acquisition of indefinite lived intangibles in foreign taxing jurisdictions.  This restatement adjustment was also the principal reason for the $0.9 million improvement in the loss from continuing operations for the quarter ended June 30, 2005.

(h)
Loss from continuing operations for the quarter ended September 30, 2005 increased by $1.0 million due primarily to elimination of $0.3 million of equity earnings associated with our recharacterized interest in Voyager Kibris, $0.4 million decrease to other income associated with the restructured note, and $0.3 million decrease to tax provision for the quarter ended September 30, 2005 due to the change in restated deferred tax liabilities associated with the acquisition of indefinite lived intangibles in foreign taxing jurisdictions.

(i)
$1.5 million of the decrease in loss from discontinued operations, net of tax for the quarter ended September 30, 2005 resulted from reversal of the accrual for the claim made by the Ohio Bureau of Workers Compensation.

(j)
$3.2 million of the decrease in the loss from continuing operations for the quarter ended December 31, 2004 resulted from the reallocation of tax benefit from discontinued operations to continuing operations. This restatement adjustment was also the principal reason for the $3.2 million decrease in earnings from discontinued operations, net of tax for the quarter ended December 31, 2004.

19.	PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

     The following table sets forth our unaudited pro forma results of operations for 2004 reflecting our acquisition of Hein Gericke, PoloExpress and Fairchild Sports USA, which we completed on November 1, 2003. The pro forma results are based on our historical financial statements and the historical financial statements of the operations and entities we acquired. The prior period historical results of the operations and entities we acquired are based upon the best information available to us, but these financial statements were not audited. The unaudited pro forma statements of operations give effect to each of these transactions as if the transactions occurred at the beginning of each reporting period. The pro forma financial results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of each reporting period.

(In thousands, except per share data)	2004
(Restated)
Net revenues	$330,148
Operating loss	(14,763)
Earnings (loss) from continuing operations	(9,835)
Earnings (loss) from continuing operations, per share	$(0.39)

20.	RESTRUCTURING CHARGES

     Restructuring charges of $0.6 million in 2004 included the costs to close all fifteen of the GoTo Helmstudio retail locations of our Hein Gericke segment in Germany. All of the charges were the direct result of activities that occurred as of June 30, 2004. The restructuring charges included an accrual of $0.4 million for the remaining lease costs of the closed stores, $0.1 million for the write-off of store fittings and a nominal amount for severance. These costs were classified as restructuring and were the direct result of a formal plan to close the GoTo Helmstudio locations and terminate its employees. Such costs are nonrecurring in nature. Other than a reduction in our existing cost structure, none of the restructuring costs will result in future increases in earnings or represent an accrual of future costs of our ongoing business.

21.	DISCONTINUED OPERATIONS

    Shopping Center

     On July 6, 2006, Republic Thunderbolt, LLC (an indirect, wholly-owned subsidiary of the Company) completed the sale of Airport Plaza, a shopping center located in Farmingdale, New York, to an affiliate of Kimco Realty Corporation.  We decided to sell the shopping center to enhance our financial flexibility, allowing us to pursue other opportunities.  We received net proceeds of approximately $40.7 million from the sale. As a condition to closing, the buyer assumed our existing mortgage loan on Airport Plaza that had an outstanding principal balance of approximately $53.5 million on the closing date.  Also as a condition to closing, we provided the buyer with an environmental indemnification and agreed to remediate an environmental matter that was identified, the costs of which are estimated to be between $1.0 million and $2.7 million. We expect to recognize a gain of approximately $15.1 million from this transaction. However, because of the uncertain environmental liabilities that we retained, the gain recognition is required to be delayed until the remediation efforts are complete.

   Landfill Development Partnership

     On April 28, 2006, our consolidated partnership, Eagle Environmental, L.P. II, completed the sale of its Royal Oaks landfill to Highstar Waste Acquisition for approximately $1.4 million. This transaction concludes the operating activity of Eagle Environmental L.P. II, and there is no requirement or current intent by us to pursue any new operating activities through this partnership. In fiscal 2006, we recognized a $1.1 million gain on disposal of discontinued operations as a result of this transaction.

     Aerostructures Business

     On June 24, 2005, we completed the sale of our Fairchild Aerostructures business for $6.0 million to PCA Aerospace. The cash received from PCA Aerospace is subject to a post-closing adjustment based upon the net working capital of the business on January 1, 2005, compared with its net working capital as of June 24, 2005, which we have estimated to be approximately $1.5 million, and is included in accounts receivable at June 30, 2006. PCA Aerospace disputes the working capital post-closing adjustment, and also alleges that we owe PCA Aerospace $4.4 million. We have notified PCA Aerospace of our dispute of these claims. In connection with the sale, we deposited with an escrow agent approximately $0.4 million to secure indemnification obligations we may have to PCA Aerospace, which was returned to us, with interest, after termination of the 18-month escrow period. We decided to sell Fairchild Aerostructures, which was included in our aerospace segment, because we believe we received adequate fair value for a business whose performance was below our expectations and because its business was unrelated to other businesses we own. We used $0.9 million of the proceeds from the sale to repay a portion of our CIT revolving credit facility and we used the remaining proceeds from the sale to reinvest in our existing operations.

     In addition, we are leasing property we own located in Huntington Beach, California, to PCA Aerospace through October 2007. We can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $6.0 million under a put option we hold which can be exercised upon the earlier of the Beal Bank loan being paid off (currently due in October 2007, but with extension options) or January 31, 2012. PCA Aerospace also holds a similar purchase option. At September 30, 2006, the book value of the Huntington Beach property was $2.9 million and we believe the current fair market value is greater than $5.5 million.

     Fastener Business

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. During the four-year period from 2003 to 2006, we are entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of stated threshold levels, up to a maximum of $12.5 million per year. Deliveries exceeded the threshold aircraft delivery level needed for us to earn the full $12.5 million contingent payment for 2003, 2004, and 2005.  Accordingly, we recognized a $12.5 million gain on disposal of discontinued operations in fiscal 2004, 2005, and 2006.  In February 2007, we received from Alcoa the final $12.5 million payment related to the sale of this business.  Of this amount received, we repaid debt of approximately $9.1 million.

     On December 3, 2002, we deposited with an escrow agent $25.0 million to secure indemnification obligations we may have to Alcoa. The escrow period remains in effect to December 3, 2007, but funds may be held longer if claims are timely asserted and remain unresolved. On June 25, 2007, the Company received an arbitration ruling awarding Alcoa approximately $4.0 million from the Company’s $25.0 million escrow account for health and safety claims, which Alcoa had to that point asserted.  Accordingly, the Company recognized an additional $4.0 million expense as of September 30, 2006.  The escrow is classified in long-term investments on our balance sheet. In addition, for the period through December 3, 2007, we are required to maintain our corporate existence, take no action to cause our own liquidation or dissolution, and take no action to declare or pay any dividends on our common stock.

     APS

     On January 23, 2004, we consummated a sale of substantially all of the assets of APS, for a nominal amount.

     The results of the shopping center, landfill development partnership, Fairchild Aerostructures, the fastener business, and APS are recorded as earnings from discontinued operations, the components of which are as follows:

(In thousands)	2006	2005	2004
Net sales	$7,450	$17,745	$19,223
Cost of goods sold	3,524	14,510	16,564
Gross margin	3,926	3,235	2,659

Selling, general & administrative expense	16,638	5,062	13,331
Other expense, net	(1,008)	(402)	(175)
Operating loss	(11,704)	(1,425)	(10,497)
Net interest expense	(2,701)	(3,381)	(3,416)
Loss from discontinued operations before income taxes	(14,405)	(4,806)	(13,913)
Income tax (provision) benefit	(2,604)	(825)	14,010
Net (income) loss from discontinued operations	$(17,009)	$(5,631)	$97

     The assets and liabilities of the shopping center and landfill development partnership are being reported as assets and liabilities of discontinued operations at September 30, 2006 and 2005, and were as follows:

	September 30,
(In thousands)	2006 (a)	2005
Current assets of discontinued operations:
Accounts receivable	$-	$60
Prepaid expenses and other current assets	-	1,449
	-	1,509
Noncurrent assets of discontinued operations:
Property, plant and equipment	-	91,031
Accumulated depreciation	-	(15,571)
Deferred loan costs	-	832
Other assets	-	3,081
	-	79,373
Current liabilities of discontinued operations:
Current maturities of long-term debt	-	(668)
Accounts payable	(62)	(425)
Accrued liabilities	-	(447)
	(62)	(1,540)
Noncurrent liabilities of discontinued operations:
Long-term debt	-	(53,313)
Other long-term liabilities	(16,120)	(168)
	(16,120)	(53,481)
Total net assets of discontinued operations	$(16,182)	$25,861

(a)	Represents a $15.1 million deferred gain on the sale of the shopping center and $1.0 million for the estimated minimum cost to remediate environmental matters.

22.	SUBSEQUENT EVENTS

     On October 18, 2006, we collected $2.75 million in cash in full payment of our note receivable from Voyager Kibris. We expect to recognize a gain of approximately $2.1 million in the first quarter of fiscal 2007.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

   Evaluation of Disclosure Controls and Procedures

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

     Our Chief Executive Officer and our Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, which we refer to as the “evaluation date”.  Based on that evaluation and the material weaknesses described below, management has concluded that our disclosure controls and procedures were ineffective as of September 30, 2006.

We identified the following material weaknesses as of September 30, 2006:

    Controls associated with accounting for income taxes in accordance with U.S. generally accepted accounting principles were ineffective.  Specifically, we did not possess the appropriate number of tax personnel necessary to adequately review related tax accounts. This control deficiency contributed to errors resulting in the restatement of the Company’s consolidated financial statements for 2004 and 2005, each of the interim periods in 2005, and the first three quarters of 2006.  This material weakness could result in a more than remote likelihood that a material misstatement in accounts or disclosures may not be prevented or detected.

     Controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles were ineffective.  Specifically, we did not possess the appropriate number of personnel necessary to aequately identify and account for these transactions.  This control deficiency contributed to errors resulting in the restatement of the Company's consolidated financial statements for 2004 and 2005, each of the interim periods in 2005, and the first three quarters of 2006.  This material weakness could result in a more than remote likelihood that a material misstatement in accounts or disclosures may not be prevented or detected.

    Plan for Remediation of the Material Weaknesses

     Subsequent to September 30, 2006, we have taken steps to enhance our controls relating to accounting for income taxes and complex and non-routine transactions in accordance with U.S. generally accepted accounting principles, to reduce the likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential could occur. Specifically, we hired two personnel, one with significant technical accounting experience and the other with significant tax experience and we accelerated the timing of internal communication to discuss the accounting for non-routine or complex transactions.  However, a determination that these material weaknesses have been corrected can only be substantiated by the passage of time and displayed by staff performance.

     Notwithstanding the material weaknesses discussed above, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

    Elimination of a Prior Period Material Weakness

     As of September 30, 2005, we did not have effective policies and procedures in place to review and approve the propriety of certain journal entries prepared by two of the Company's material subsidiaries. During 2006 we implemented policies and procedures that document adequately the review and approval process of journal entries at those two subsidiaries. Accordingly, we believe we have sufficiently corrected this material weakness as of September 30, 2006.

    Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

   Future Assessment of Internal Controls Over Financial Reporting

     In accordance with current regulations, beginning with our Annual Report on Form 10-K for the fiscal year ending September 30, 2008, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 that require an annual management assessment of our internal controls over financial reporting.  Beginning with the fiscal year ending September 30, 2009, we will be subject to a related attestation by external auditors from an independent registered public accounting firm.  Should our market capitalization exceed $75.0 million on March 31, 2008, we may be subject to external audit of our internal controls over financial reporting for the fiscal year ending September 30, 2008.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS STANDING FOR ELECTION

All of the nominees are currently directors of the Company. Each has agreed to be named and to serve as a director if elected. All nominees have been designated as “Continuing Directors” as defined in the Company’s Certificate of Incorporation.  Ages are stated as of July 15, 2007.

Name	Age	Position
Didier Choix	50	Director
Robert E. Edwards	59	Director
Daniel Lebard	68	Director
Glenn Myles	52	Director
Eric I. Steiner	45	President, Chief Operating Officer and Director
Jeffrey J. Steiner	70	Chairman of the Board and Chief Executive Officer
Michael J. Vantusko	50	Director

Didier Choix.  Director since 2006.  Member and President of DDA & Company, LLC, a corporate finance advisory boutique with offices in New York, New York, and Paris, France. Mr. Choix has been advising small and mid-cap companies contemplating acquisitions or divestitures, mainly in a cross-border environment from 1997 to present.  In addition, from 2002 to 2004, Mr. Choix was President of the Executive Board (“Directoire”) of Basaltes SA (Paris, France), the largest French independent producer of aggregates.

Robert E. Edwards.    Director since 1998. Executive Vice President of Fairchild Fasteners: March 1998 to January 2001. Chief Operating Officer of Fairchild Fasteners U.S. Operations: January 2000 to January 2001. Chief Executive Officer of Fairchild Fasteners Direct: March 1998 to December 1999. President and Chief Executive Officer of Edwards and Lock Management Corporation (predecessor of Fairchild Fasteners Direct): 1983 to 1998. Pursuant to the merger agreement by which the Company acquired Fairchild Fasteners Direct, Mr. Edwards is to be nominated for election as a director every year as long as he continues to own at least 541,258 shares of Class A common stock.

Daniel Lebard.    Director since 1996. Chairman of Supervisory Board of Daniel Lebard Management Development SA, a consulting firm in Paris, France, which performs management services: 1982 to Present. Chief Executive Officer of ISPG and Executive Chairman of Albright & Wilson plc (manufacturer of added value phosphate products): 1999.

Glenn Myles.  Director since 2006.  President and CEO of First Wall Street Capital International, an investment banking firm: November 1999 to present.  In connection with these positions, Mr. Myles has held various ownership positions in diverse businesses such as retail, auto parts, finance, shopping centers, hotels, oil drilling, music businesses and movie production companies.  Mr. Myles also served as Senior Vice President of the Davis Companies, the holding company of Marvin Davis:  1995-2000.

Dr. Eric I. Steiner.    Director since 1988. President of the Company: September 1998 to Present. Chief Operating Officer of the Company: November 1996 to Present. Executive Vice President of the Company: November 1996 to September 1998. Senior Vice President, Operations of the Company: May 1992 to November 1996. Dr. Steiner is the son of Jeffrey J. Steiner.

Jeffrey J. Steiner.    Director since 1985. Chairman of the Board and Chief Executive Officer of the Company: December 1985 to Present. President of the Company: July 1991 to September 1998. Director of Global Sources Ltd.

Michael J. Vantusko.  Director since 2006.  President of Grantwood Consulting, LLC, a financial advisory and consulting firm:  February 2000 to present.  Chief Financial Officer and Senior Vice President of Waterlink, Inc. (NYSE: WLK), an international equipment consolidator:  1996 to 2000.  Chief Financial Officer for Waxman Industries, Inc. (NYSE: WAX), a products distributor:  1995 to 1996.

Legal Proceedings Involving Jeffrey Steiner:  Over the past several years, we have disclosed legal proceedings in France involving Mr. Jeffrey Steiner, Chairman and Chief Executive Officer of the Company. This matter is closed and all of the charges against Mr. Steiner, which resulted from these proceedings, were dismissed except for one, relating to the unjustified use in 1990 of corporate funds of Elf-Acquitaine, a French oil company. Mr. Steiner was given a suspended sentence and ordered to pay a fine of 500,000 Euros by the French Court. This decision has resulted in no penal record in France. The Company and Mr. Steiner’s respective rights and obligations with respect to each other as a result of his defense in these proceedings were resolved in connection with the Derivative Settlement referred to below.

Derivative Shareholder Actions:  Two actions, styled Noto v. Steiner, et al., and Barbonel v. Steiner, et al., were commenced on November 18, 2004, and November 23, 2004, respectively, in the Court of Chancery of the State of Delaware in and for Newcastle County, Delaware. The plaintiffs alleged that each is or was a shareholder of The Fairchild Corporation and purported to bring actions derivatively on behalf of the Company, claiming, among other things, that Fairchild executive officers received excessive pay and perquisites, and that the Company’s directors approved such excessive pay and perquisites in violation of their fiduciary duties to the Company. The complaints named as defendants all of the Company’s directors, its Chairman and Chief Executive Officer, its President and Chief Operating Officer, its then Chief Financial Officer, and its General Counsel. On October 24, 2005, a copy of a “Notice of Hearing and Proposed Supplemental Settlement of The Fairchild Corporation Stockholder Derivative Litigation” (the “Derivative Settlement”) was mailed to all shareholders and was filed with the SEC on a Form 8-K report. On November 23, 2005, the Court of Chancery approved the Derivative Settlement, which approval became final on December 23, 2005. The Derivative Settlement is further discussed below under “Certain Transactions”.

Class Action Litigation:  In early August 2006, three lawsuits were filed in the Delaware Court of Chancery, purportedly on behalf of the public stockholders of the Company, regarding a going private proposal by FA Holdings I, LLC, a limited liability company led by Jeffrey Steiner and Philip Sassower, Chairman of The Phoenix Group LLC.  The defendants named in these actions included Jeffrey Steiner, Eric Steiner, Robert Edwards, Daniel Lebard, Michael Vantusko, Didier Choix, Glenn Myles, FA Holdings I, LLC and the Company.  The allegations in each of the complaints, which were substantially similar, asserted that the individual defendants had breached their fiduciary duties to the Company’s stockholders and that the FA Holdings offer of $2.73 for each share of the Company’s stock was inadequate and unfair.  The suits sought injunctive relief, rescission of any transaction, damages, costs and attorneys’ fees.  On September 7, 2006, the Delaware Court of Chancery consolidated all three Delaware lawsuits into a single action, styled In re The Fairchild Corporation Shareholders Litigation, Consolidated C.A. No. 2325-N.  On September 21, 2006, the Company announced that FA Holdings I, LLC had withdrawn its proposal, but that the parties subsequently had further discussions and agreed to meet again.  On December 5, 2006, the Company announced that discussions with FA Holdings regarding a potential transaction had been terminated.  On March 2, 2007, plaintiffs filed a stipulation with the Delaware Court of Chancery seeking to dismiss the consolidated action.  On March 6, 2007, the Delaware Court of Chancery entered an order dismissing all of the claims in the consolidated action.

Director Independence:  Except for Eric Steiner and Jeffrey Steiner, all director nominees are “independent” as defined in the listing standards of the New York Stock Exchange, applicable Securities and Exchange Commission Rules, and the Company’s Corporate Governance Guidelines.

Two New Independent Directors Appointed:    Pursuant to the Derivative Settlement, the Company agreed to nominate and appoint two new independent directors as soon as practicable.  The Board of Directors did so.  Pursuant to the Derivative Settlement, Jeffrey Steiner and Eric Steiner (on behalf of themselves and their affiliates) agreed that they will not take actions as stockholders to remove any such independent directors prior to the Company’s 2007 annual meeting of stockholders.

INFORMATION AS TO EXECUTIVE OFFICERS

Set forth below is certain information about each current executive officer of the Company who is not a director of the Company. Related party transactions between the Company and certain officers (or their immediate family members or affiliates) are set forth under the heading “Certain Transactions.”

Klaus Esser, 55, has served as the Managing Director of Polo Express since 1980. Fairchild acquired Polo Express in November, 2003.

Michael L. McDonald, 42, has served as Chief Financial Officer of the Company since August 2006, as Senior Vice President since October 2006, as Vice President of the Company from May 2002 until October 2006 and as Controller of the Company from July 2000 to August 2006. He served as Assistant Controller from 1997 to July 2000. Mr. McDonald has been employed by the Company since 1989.

Donald E. Miller, 60, has served as Executive Vice President of the Company since September 1998, as General Counsel since January 1991 and as Corporate Secretary since January 1995. He served as Senior Vice President of the Company from January 1991 through September 1998.

Warren D. Persavich, 54, has served as President of the Company’s Aerospace Division since April 1999, and as Senior Vice President and Chief Operating Officer of Banner Aerospace, Inc. from May 1998 through May 2003. Prior to that, he served as Senior Vice President and Chief Financial Officer of Banner Aerospace from June 1990 through May 1998, and as Vice President of Banner Aerospace from March 1990 through June 1990.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and officers to file reports (on Forms 3, 4 and 5) with the Securities and Exchange Commission, disclosing their ownership, and changes in their ownership, of stock in the Company. Copies of these reports must also be furnished to the Company. Based solely on a review of these copies, the Company believes that during the 2006 Fiscal Year all reports were filed on a timely basis.

BUSINESS CONDUCT POLICIES AND CODE OF ETHICS

The Board of Directors has adopted a Code of Business Conduct and Ethics, applicable to all employees, officers and directors of the corporation. The code is posted on the Company’s website (www.fairchild.com). You may also request a copy from the Company’s Corporate Secretary.

The Board has also adopted a Code of Ethics for Senior Financial Officers (including the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer or Controller, and all persons performing similar functions on behalf of the Company). The code is posted on the Company’s website (www.fairchild.com). You may also request a copy from the Company’s Corporate Secretary. The officers subject to this code were surveyed for 2006 and will be surveyed annually for compliance. Only the Board of Directors can amend or grant waivers from the provisions of the code, and any such amendments or waivers will be promptly posted on the Company’s website.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTORS COMPENSATION

Board members who are not salaried employees of the Company receive separate compensation for Board service. That compensation includes:

Annual Retainer:	$20,000.

Attendance Fees:	$2,500 for each Board meeting. $2,500 for each Audit Committee meeting. $1,000 per meeting for all other Board Committee meetings. Expenses related to attendance.

Stock Options:
Under the 1996 Non-Employee Directors Stock Option Plan (the “1996 NED Plan”) each non-employee director is issued stock options for 30,000 shares at the time he or she is first elected as a director. Thereafter, each director is issued stock options for 1,000 shares on an annual basis (immediately after each Annual Meeting). The 1996 NED Plan expired in September 2006 and there is no current proposal to adopt a new stock option plan in its place.  Outstanding options continue in full force and effect.

Special Committee:	$25,000 to each member, one time retainer $30,000 to the Chairman, one time retainer $1,000 attendance fee for each meeting (member) $1,250 attendance fee for each meeting (Chairman)

ChCChairman of Audit Committee:	$10,000 a year.

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

The following report does not constitute solicitation material and is not considered filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless we state otherwise.

The Compensation and Stock Option Committee is composed of at least three independent Directors. It has initial responsibility for all compensation actions affecting the Company’s executive officers, including base salaries, bonus awards, stock option awards and the terms and conditions of their employment.

Compensation Philosophy

The Committee’s goals are to:

•	Provide compensation competitive with other similar companies.
•	Encourage executives to increase shareholder value.
•	Directly relate compensation to Company performance and/or the objective value of individual service.

Components of Executive Officer Compensation

Cash Compensation (Base Salary and Annual Incentive Bonus)—The Company manages the total cash compensation to provide median levels of cash compensation at average levels of corporate, business unit, or individual performance. Cash compensation consists of two components: (i) a base salary that is at least competitive with that paid by companies facing similar challenges, and (ii) an annual incentive opportunity that is variable and is reflective of the financial performance of the Company and/or the individual performance of the executive officer. When high levels of performance are achieved, the level of cash compensation may well exceed the median of the market. Conversely, when the Company, business unit, or the individual falls short of realizable goals, the level of cash compensation may be below the market median. The objective of this mix is to deliver total annual cash compensation competitive with compensation offered at other companies facing similar challenges for similar positions.

Mix Between Salary and Annual Incentive Pay—The mix between salary and annual incentive pay is related to an executive’s job grade. Executives at higher grade levels in the Company may have a greater percentage of their total cash compensation contingent on the accomplishment of assigned business objectives, i.e. the higher the executive grade level, the greater the proportion of annual compensation that may be “at risk.” The award and size of the performance bonus are based upon: (i) the executive officer’s performance against goals determined by the Company’s Chief Executive Officer; and/or (ii) the performance of the executive officer’s unit within the Company against that unit’s goals; or (iii) the performance of the Company against Company goals. Goals vary from year to year and from unit to unit and, with regard to individual goals of executive officers, usually include both quantitative and qualitative factors.

The Committee approved salary and annual incentive pay for the Company’s named executive officers as set forth under the Summary Compensation Table of this Proxy Statement.

Stock Option Grants—No stock options were granted to executive officers during the 2006 Fiscal Year.

Total Compensation Program—The Committee believes that the total compensation program for executives of the Company (cash compensation, bonuses and stock option grants) is on a level with the compensation programs provided by other companies facing similar challenges. The Committee believes that any amounts paid under the annual incentive plan will be appropriately related to corporate and individual performance.

Pursuant to the Derivative Settlement, after taking into account the compensation policies of comparable companies facing comparable challenges, the Board shall adopt policies requiring that regular and bonus compensation (in any form) be directly related to the Company’s performance and/or the objective value of the officer’s services.

Compensation of CEO

Jeffrey Steiner has served as Chairman of the Board and Chief Executive Officer of the Company since 1985, and as President from July 1991 through September 1998. In fixing Mr. Steiner’s salary and target bonus levels, as well as determining the size of stock option awards, if any, the Committee and the Board typically review the strategic direction and financial performance of the Company, including enterprise value, revenue and profit levels. In addition, the Committee reviews Mr. Steiner’s performance as Chairman of the Board and Chief Executive Officer, his importance to the Company and his success in implementing its strategic goals both through his entrepreneurial actions and investment banking acumen.

Base Compensation—Mr. Steiner’s aggregate base compensation for the 2006 Fiscal Year was at the rate of $2,500,000 per year for the first three months and eleven days of the fiscal year, consisting of (i) $1,700,000 pursuant to his employment agreement with the Company, (ii) $400,000 per year pursuant to his employment agreement with Banner Aerospace, plus (iii) $400,000 for services in Switzerland with respect to the Company’s European operations. Pursuant to the Derivative Settlement, this compensation was reduced to $1,325,000 per year, effective as of January 12, 2006. Such reduction in compensation will remain in place until such time as the Compensation Committee and Mr. Steiner agree on the terms of a new employment agreement.

Stock Option Grants—No stock options were granted to Mr. Steiner during the 2006 Fiscal Year.

Incentive Compensation for 2006 Fiscal Year—The Committee determined that Mr. Steiner should receive no incentive compensation for the 2006 Fiscal Year.

Respectfully submitted by the members of the Compensation and Stock Option Committee of the Board of Directors, as of December 12, 2006:

Daniel Lebard, Chairman

Michael J. Vantusko

Robert E. Edwards

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

The following summarizes employment agreements and change of control agreements.

•	Employment Agreement between the Company and Jeffrey Steiner:

Term of the Agreement:
Pursuant to the Derivative Settlement, the term under this employment agreement is thirty (30) months, extended annually by an additional 12 months unless either party gives timely notice not to extend the agreement.

Minimum Base Salary Under the Agreement:	As determined by the Board of Directors. However, see description immediately below regarding current base salary.

Current Base Salary:
Pursuant to the terms of the Derivative Settlement, effective as of January 12, 2006, Jeffrey Steiner’s aggregate base-pay compensation under all his employment agreements was reduced to $1,325,000 per year. Such reduction shall remain in place until such time as the Compensation Committee and Jeffrey Steiner agree on the terms of a new employment agreement. Prior to January 12, 2006, Jeffrey Steiner’s aggregate base salary under all his employment agreements was $2,500,000 per annum.

Payments in Event of Death:	Estate to receive an amount equal to one year’s base salary, plus bonuses for the fiscal year in which death occurred.

Payments in Event of Termination Due to Disability:	Base salary until the date of termination, and fifty percent of base salary for two years thereafter, plus bonuses for the fiscal year in which disability occurred.

Change in Control Payments:
In connection with the sale of Fairchild Fasteners to Alcoa Inc., our Board of Directors determined that Jeffrey Steiner was entitled to a change of control payment in the amount of $6,280,000. Fifty percent (50%) of such payment was made to Jeffrey Steiner during January to June 2003. The remaining 50% ($3,140,000) will be paid upon Jeffrey Steiner’s termination of employment with Fairchild. No other change of control payments are provided for in Jeffrey Steiner’s employment agreement.

Split-Dollar Life Insurance:
Pursuant to the Derivative Settlement, the Company and Jeffrey Steiner executed an agreement confirming that the Company’s obligations under Jeffrey Steiner’s split-dollar life insurance policy are irrevocably terminated and released.

•	Employment Agreement between Banner Aerospace (a Company Subsidiary) and Jeffrey Steiner:

Term of the Agreement:
Pursuant to the Derivative Settlement, the term under this employment agreement is thirty (30) months, extended annually by an additional 12 months unless either party gives timely notice not to extend the agreement.

Minimum Base Salary Under the Agreement:	Not less than $250,000 per year. However, see description immediately below regarding current base salary.

Current Base Salary:
Pursuant to the terms of the Derivative Settlement, effective as of January 12, 2006, Jeffrey Steiner’s aggregate base-pay compensation under all his employment agreements was reduced to $1,325,000 per year. Such reduction shall remain in place until such time as the Compensation Committee and Jeffrey Steiner agree on the terms of a new employment agreement. Prior to January 12, 2006, Jeffrey Steiner’s aggregate base salary under all his employment agreements was $2,500,000 per annum.

Payments in Event of Death:	Estate to receive an amount equal to one year’s base salary, plus bonuses for the fiscal year in which death occurred.

Payments in Event of Termination Due to Disability:	Base salary until the date of termination, and fifty percent of base salary for two years thereafter, plus bonuses for the fiscal year in which disability occurred.

•	Service Agreement between Fairchild Switzerland, Inc. (Company Subsidiary) and Jeffrey Steiner:

Term of the Agreement:	Year to year, terminated in 2006 due to the planned closure of the Swiss branch of Fairchild Switzerland, Inc.

Minimum Base Salary Under the Agreement:	Greater of $400,000 or 680,000 Swiss Francs per year, but not more than $400,000. However, see description immediately below regarding current base salary.

Current Base Salary:
Pursuant to the terms of the Derivative Settlement, effective as of January 12, 2006, Jeffrey Steiner’s aggregate base-pay compensation under all his employment agreements was reduced to $1,325,000 per year. Such reduction shall remain in place until such time as the Compensation Committee and Jeffrey Steiner agree on the terms of a new employment agreement. Prior to January 12, 2006, Jeffrey Steiner’s aggregate base salary under all his employment agreements was $2,500,000 per annum.

•	Employment Agreement between the Company and Eric Steiner:

Term of the Agreement:	Pursuant to the Derivative Settlement, the term under this employment agreement is two years, expiring January 12, 2008.

Minimum Base Salary Under the Agreement:	$540,000. However, see description immediately below regarding current base salary.

Current Base Salary:
Pursuant to the terms of the Derivative Settlement, effective as of January 12, 2006, Eric Steiner’s base-pay was reduced to $535,500 per year. Such reduction shall remain in place until such time as the Compensation Committee and Eric Steiner agree on the terms of a new employment agreement. Prior to January 12, 2006, Eric Steiner’s base salary was $725,000 per annum.

Payments in Event of Death:	Same as the Company’s CEO.

Payments in Event of Termination Due to Disability:	Same as the Company’s CEO.

Change in Control Payments:
In connection with the sale of Fairchild Fasteners to Alcoa Inc., our Board of Directors determined that Eric Steiner was entitled to a change of control payment in the amount of $5,434,000.  Fifty percent (50%) of such payment was made to Eric Steiner in January 2003.  The remaining 50% was paid in four equal and consecutive quarterly installments, with the first installment made on March 3, 2003, and the last installment made in January 2004.

In connection with such change of control award, Eric Steiner’s employment agreement was amended, pursuant to which he relinquished any future change of control payments under such employment agreement.

•	Letter Agreement between the Company and Donald Miller

Payments in the event of Termination Without Cause:	Two (2) times then current annual base salary, plus 1 times current annual base salary in lieu of bonus.

Change in Control Payments:
In connection with the sale of Fairchild Fasteners to Alcoa Inc., our Board of Directors determined that Mr. Miller was entitled to a change of control payment in the amount of $1,125,000. Fifty percent (50%) of such payment was made to Mr. Miller in December 2002. The remaining 50% was paid in four equal and consecutive quarterly installments, with the first installment made on March 3, 2003, and the last installment made in January, 2004.

In connection with such change of control award, the letter agreement between the Company and Mr. Miller was amended, pursuant to which Mr. Miller relinquished any future change of control payments under such letter agreement.

•	Employment Agreement between PoloExpress and Klaus Esser

On May 30, 2007, Mr. Esser’s employment agreement was amended and restated retroactively to January 1, 2006, as described in a Form 8-K filed June 5, 2007 by the Company.  The initial and amended and restated agreements are summarized below.

Term of the Agreement:
Initially for three years ending on December 31, 2008. Either party could elect to terminate the contract as of December 31, 2008 by giving nine (9) months prior written notice. If the contract was not terminated as of December 31, 2008, it continued in place until either party gave twelve (12) months prior written notice of termination.  The initial term of the amended and restated agreement is 7 years, beginning on January 1, 2006, and ending on December 31, 2012, subject to certain provisions for automatic renewal.

Base Salary and Bonuses:
Base pay compensation to Mr. Esser during fiscal year 2006 initially was 240,000 Euros per year. In addition, if PoloExpress had an annual EBITDA of more than 6 million Euros, Mr. Esser was entitled to a bonus for such year equal to 5% of the total EBITDA.  The amended and restated agreement provides for an increase in base salary of 60,000 Euros, to 300,000 Euros per year, and bonus amounts payable as follows:

Fiscal years Ending until September 30, 2008 September 30, 2009 After September 30, 2009	EBITDA threshold 5 Million Euros or more 6 Million Euros or more 7 Million Euros or more	Percentage Bonus 5% of EBITDA 6% of EBITDA 6% of EBITDA

The bonus for each year is payable in monthly installments. The actual bonus amount is determined at the end of each year, after EBITDA is confirmed. If the aggregate monthly installments paid are less than or more than the amounts due, the Company or Mr. Esser, respectively, shall repay the other party for the difference.

Non-Compete Payments:
Following termination of employment, Mr. Esser shall not compete for a period of 24 months, provided that PoloExpress continues to compensate Mr. Esser during such period at the rate of fifty percent (50%) of his average compensation. Average compensation is based on the last three years of employment, and includes base pay and bonuses. Within twenty-eight (28) days of the termination of employment, PoloExpress may elect not to enforce the two-year non-compete covenant, in which case Mr. Esser shall not compete for a period of one year (as specified in Paragraph 75a of the German Commercial Code) and PoloExpress will compensate Mr. Esser at the rate of 14,000 Euros per month during such one year period.  Under the amended and restated agreement, starting January 1, 2009, following termination of employment, the PoloExpress option to elect not to enforce the two-year non-compete provision is terminated.

•	Employment Agreement between Banner Aerospace, Inc. and Warren D. Persavich

Term of the Agreement:	Currently under an extended “rolling term” of at least 730 days, with one day added to the term for each day there is no notice by either party to terminate the agreement.
Base Salary and Bonuses:
Not less than $155,000 per year, with a 50% bonus upon achievement of goals designated from time to time by the Compensation Committee, plus any other bonuses, such as transaction related bonuses.

Current Base Salary:	As determined by the Board of Directors. See the Summary Compensation Chart.

Payments in Event of Death:	Estate to receive an amount equal to six month’s base salary, plus bonuses for the fiscal year in which death occurred.
Payments in Event of Termination Due to Disability:
Base salary until the date of termination, and bonuses for the fiscal year in which termination occurred, provided that the foregoing payments shall be made only to the extent that such payments, plus disability insurance proceeds, would not exceed 100% of base salary for the applicable period.

PENSION AND RETIREMENT BENEFITS

Fairchild Retirement Plan.    The following table illustrates the amount of estimated annual fixed retirement benefits payable under the Fairchild Retirement Plan to an employee retiring in 2005, at age 65, at various salary levels (average of highest five consecutive years out of last ten years of service) and years of service. The Fairchild Retirement Plan defines salary as total compensation, subject to the Internal Revenue Service’s limit on the amount of compensation that may be used to compute benefits under qualified pension plans. This limit is equal to $220,000 for 2006.

Annual Salary	10 Years of Service	20 Years of Service	30 Years of Service	40 Years of Service
$25,000	$2,000	$4,000	$6,000	$7,313
50,000	4,000	8,000	12,000	14,625
100,000	9,950	19,900	29,850	36,075
150,000	15,950	31,900	47,850	57,700
200,000	21,950	43,900	65,850	79,325
250,000	22,790	45,580	68,370	82,352

For purposes of determining benefits under the Fairchild Retirement Plan, the following executive officers have years of credit and average salaries as follows:

Officer	Average Salary	Years of Credit
Jeffrey Steiner	$207,000	16 years
Donald Miller	207,000	15 years
Eric Steiner	207,000	15 years
Warren Persavich	207,000	29 years

Supplemental Executive Retirement Plans.    We have two supplemental executive retirement plans for key executives which provide additional retirement benefits based on final average earnings and years of service, as follows:

	Unfunded SERP	Funded SERP

Retirement Benefits
Provides a maximum retirement benefit (in the aggregate for both Supplemental Executive Retirement Plans) equal to the difference between (i) sixty percent (60%) of the participant’s highest base salary for five consecutive years of the last ten years of employment, and (ii) the aggregate of other pension benefits, profit sharing benefits, and primary Social Security payments to which the participant is entitled.
An annual retirement benefit determined by multiplying the participant’s years of credited service times a fixed amount. The amount varies by participant.

Funding
This is an unfunded obligation of the Company, not subject to ERISA regulations. The Company makes discretionary contributions to a “Rabbi Trust” to help meet its obligations under this plan, but the assets under such trust are subject to the claims of the Company’s creditors.

This benefit is a part of the Retirement Plan for Employees of the Fairchild Corporation. It is a funded obligation of the Company. Such funding contributions are not assets available to the creditors of the Company.

Pre-Retirement Distributions	Subject to the approval of the Compensation Committee, the plan permits participants who have reached retirement age, to elect to receive retirement advances.	At the participant’s request upon attainment of Normal Retirement Age as defined in the Plan.

Participants	Executive Officers. All persons named in the Summary Compensation Table are eligible for participation in this plan except Mr. Klaus Esser.	Same as the unfunded plan.

Special Years of Service Accreditation
Pursuant to a letter agreement with Mr. Miller, for purposes of determining years of service with the Company under the Supplemental Executive Retirement Plans, Mr. Miller will be credited with two years of service for each of the first ten years he is employed by the Company.
None.

The Company has frozen (will make no additional contributions to) the SERP benefits at December 31, 2004 payable by the Company to all executive officers. Pursuant to the Derivative Settlement, no new SERP plan shall be created for any existing senior officer of the Company without the prior approval of two-thirds of the Compensation Committee. As to SERP plans for individuals who are not executive officers, the Company intends to amend such SERP plans in order to be in compliance with tax laws.

Klaus Esser does not participate in the above described retirement plans. Under his employment agreement, Mr. Esser is entitled to receive such retirement benefits as provided under German law.

EXECUTIVE COMPENSATION

Table:    Summary Compensation

		Annual Compensation					Long-Term Compensation Awards
Name and Principal	Fiscal	Salary		Bonus	Other Annual Compensation		Securities Underlying Options	All Other Compensation
Position	Year	($)		($)	($)		(#)	($)(1)

Jeffrey Steiner,	FY 2006	$1,542,596		-	$52,394	(5)	-	$6,027	(3)
Chairman &	FY 2005	2,500,005		-	-		-	6,317	(3)
CEO(4)	FY 2004	2,500,005		-	-		-	2,937	(3)

Klaus Esser	FY 2006	283,086		$529,248	-		-	-
Managing Director,	FY 2005	254,516		585,386	-		-	-
PoloExpress GmbH	FY 2004	204,030		497,732	-		-	-

Donald Miller,	FY 2006	375,003		200,000	-		-	6,010
Executive VP, General Counsel &	FY 2005	375,250		-	-		-	6,250
Secretary	FY 2004	422,311		-	112,500		-	2,937

Warren Persavich,	FY 2006	226,289		155,400	-		-	5,463
President,	FY 2005	226,289		43,290	-		-	3,629
Aerospace Division	FY 2004	232,693		-	-		-	2,655

Eric Steiner,	FY 2006	588,707		-	-		-	6,029
President & COO	FY 2005	725,005	(2)	-	-		-	6,308
	FY 2004	725,005		-	543,400		-	2,937

FY 2006 = Fiscal Year for October 1, 2005 to September 30, 2006.
FY 2005 = Fiscal Year for October 1, 2004 to September 30, 2005.
FY 2004 = Fiscal Year for October 1, 2003 to September 30, 2004.

(1)	For FY 2006, includes imputed interest on loans to officers, as follows:

J. Steiner	$ -
D. Miller	-
W. Persavich	-
E. Steiner	-

New loans to executive officers are no longer permitted as of July 30, 2002.

(2)	Includes $11,154 which was earned in FY 2005, but which payment has been deferred.

(3)
Does not include advances, before retirement of earned benefits under the Company’s Unfunded SERP (Supplemental Executive Retirement Plan). See disclosure under Certain Transactions.  Advances under the Unfunded SERP for Jeffrey Steiner are as follows:

FY 2006	$ 3,459,283
FY 2005	477,222
FY 2004	1,990,028

(4)	Table does not include a remaining $3,140,000 change in control payment due to Mr. Jeffrey Steiner upon termination of employment.

(5)	Represents payment under a release of claims required by the Derivative Settlement in connection with a former split-dollar life insurance premium.

Table:    Options Granted

No stock options were granted to the named executive officers during the 2006 Fiscal Year.

Table:    Option Exercises and Year-End Value

	Shares Acquired		Number of Securities Underlying Unexercised Options at September 30, 2006		Value of Unexercised In-the-Money Options at September 30, 2006
Name	on Exercise (#)	Value Realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Jeffrey Steiner	—	—	145,518	—	—	—
Warren Persavich	—	—	—	—	—	—
Klaus Esser	—	—	—	—	—	—
Donald Miller	—	—	13,333	—	—	—
Eric Steiner	—	—	26,400	—	—	—

STOCK PERFORMANCE GRAPH

The following stock performance graph does not constitute solicitation material and is not considered filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless we state otherwise.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP

The following table shows the number of shares beneficially owned (as of June 30, 2007) by:

•	each director;

•	each executive officer named in the Summary Compensation Table;

•	the directors and executive officers as a group; and

•	each person who we know beneficially owns more than 5% of the common stock.

Name	Number of Shares of Class A Stock (1)	Percentage of Class	Number of Shares of Class B Stock (1)	Percentage of Class
Directors:
Didier Choix(2)	7,500	*	-	-
Robert E. Edwards(2)	999,695	4.42%	-	-
Daniel Lebard(2)	49,356	*	-	-
Glenn Myles(2)	7,500	*	-	-
Eric Steiner(2)(3)(6)	5,978,622	23.74%	2,548,996	97.24%
Jeffrey J. Steiner(2)(3)(4)	219,062	0.96%	30,000	1.14%
Michael J. Vantusko(2)	7,500	*	-	-

Other Named Executive Officers:
Klaus Esser	-	-	-	-
Donald E. Miller(2)(3)	103,409	*	-	-
Warren D. Persavich	-	-	-	-

All Directors and Executive Officers as a Group:
(11 persons including the foregoing)(2)	7,377,904	29.02%	2,578,996	98.38%

Other 5% Beneficial Owners:(5)
Dimensional Fund Advisors, Inc.	1,954,931	8.65%	-	-
GAMCO Investors, Inc.	4,280,132	18.93%	-	-
Natalia Hercot(3)(6)	5,794,521	23.04%	2,548,996	97.24%
The Steiner Group LLC(6)	5,727,684	22.78%	2,533,996	96.67%

*Represents less than one percent.

Footnotes to Stock Ownership Chart:

(1)
The Class A Stock Column includes shares of Class B Stock, which are immediately convertible into Class A Stock on a share-for-share basis.  Options that are exercisable immediately or within sixty days after June 30, 2007, appear in the Class A Stock column. Excludes Deferred Compensation Units (“DCUs”) to be paid out on February 28, 2010 in the form of one share of Class A Common Stock for each DCU as follows: E. Steiner, 42,826 shares; J. Steiner, 134,831 shares.

(2)
Includes exercisable stock options to purchase Class A Stock as follows:  D. Choix, 7,500 shares; R. Edwards, 2,000 shares; D. Lebard, 34,000 shares; D. Miller, 13,333 shares; G. Myles, 7,500 shares; E. Steiner, 26,400 shares; J. Steiner, 145,518 shares M. Vantusko, 7,500 shares;  Directors and Executive Officers as a group, 243,751 shares.

(3)	Includes shares beneficially owned, as follows:

D. Miller — 300 shares of Class A Stock owned by Mr. Miller as custodian for his child; Mr. Miller disclaims any beneficial interest therein.

E. Steiner — 80,000 shares of Class A Stock held in The Steiner Children’s Trust; 24,268 Class A shares held in 401K Savings Plan. In addition, Eric Steiner reports beneficial ownership of the Class A and Class B shares held by The Steiner Group LLC (see Footnote 6).

N. Hercot — 10,000 shares of Class A Stock held by her husband. In addition Natalia Hercot reports beneficial ownership of the Class A and Class B shares held by The Steiner Group LLC (see Footnote 6).

J. Steiner — 38,500 shares of Class A Stock owned by Mr. Steiner as custodian for his children; 30,000 shares of Class B Stock (convertible on a one-to-one basis to Class A Stock) owned by Mr. Steiner as custodian for his children; 2,400 shares of Class A Stock owned by the Jeffrey Steiner Family Foundation; and 2,644 shares of Class A Stock held in his 401k Savings Plan. Mr. Steiner disclaims beneficial ownership of shares owned by the Jeffrey Steiner Family Foundation, and shares owned by him as custodian for his children.

(4)	Mr. Jeffrey Steiner, c/o The Fairchild Corporation, 1750 Tysons Boulevard, Suite 1400, McLean, VA 22102.

(5)	Based on the following information:

Dimensional Fund Advisors Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Information as of December 31, 2006 contained in a Schedule 13G/A-7 filed on February 8, 2007 with the SEC by Dimensional Fund Advisors, Inc.

GAMCO Investors, Inc. (an affiliate of Gabelli Funds, LLC,) and its affiliates, One Corporate Center, Rye, NY 10580-1434. Information as of June 15, 2007 contained in a Schedule 13D/A-29, filed on June 19, 2007.

Natalia Hercot, c/o The Fairchild Corporation, 1750 Tysons Boulevard, Suite 1400, McLean, VA 22102. Information as of December 5, 2006 contained in a Schedule 13D/A-27 filed on December 22, 2006 by The Steiner Group LLC.  (See Footnote 6).

The Steiner Group LLC, c/o Withers Bergman LLP, 430 Park Avenue, 10th Floor, New York, NY 10022. Information as of December 5, 2006 contained in a Schedule 13D/A-27 filed on December 22, 2006 by The Steiner Group LLC. (See Footnote 6)

(6)
Controlling Interest held by LLC:  The Steiner Group LLC (a Delaware limited liability company) (the “LLC”) holds 3,193,688 shares of Class A Stock and 2,533,996 shares of Class B Stock. It holds a controlling interest in the Company.

Change of Control:  Prior to December 31, 2003, Mr. Jeffrey Steiner was the sole manager of the LLC, and therefore reported beneficial ownership of the shares held by the LLC. On December 31, 2003, Jeffrey Steiner resigned as the sole manager of the LLC, and Eric Steiner and Natalia Hercot become the sole co-managers of the LLC. In this capacity, Mr. Eric Steiner and Ms. Natalia Hercot have the ability to vote and to direct the disposition of the Fairchild shares held by the LLC. Therefore, as of December 31, 2003, Eric Steiner and Natalia Hercot report beneficial ownership of the shares held by the LLC.

Membership Interest Held in the LLC:  The membership interests in the LLC are held as follows: (i) 20% is held by Bayswater Ventures L.P., a partnership owned by four different trusts, of which Jeffrey Steiner is a beneficiary; and (ii) the remaining 80% membership interest in the LLC is held by The J.S. Family Trust, a trust created for the benefit of the issue of Jeffrey Steiner.  The members of the LLC do not directly have the right to vote or to direct the disposition of the Fairchild shares held by the LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

•
The Company provided a surety for Mr. Steiner and paid his expenses in connection with legal proceedings in France, totaling approximately $5.645 million, and Mr. Steiner undertook to repay such amounts to the Company if it were ultimately determined that he was not entitled to indemnification under Delaware law (the “Undertaking”). Pursuant to the Derivative Settlement, the Company and Mr. Steiner agreed to mutually resolve Mr. Steiner’s claims for indemnity and his obligations to the Company under the Undertaking, by paying the Company $3,763,333, of which $833,333 was withdrawn from Mr. Steiner’s Company SERP account, and $2,930,000 was paid by him via the Company’s D&O liability insurance carrier, in satisfaction of its obligations to indemnify and insure Mr. Steiner.

•
Previously, we have extended loans to purchase our Class A common stock to certain members of our senior management and Board of Directors, for the purpose of encouraging ownership of our stock, and to provide additional incentive to promote our success. The loans are non-interest bearing, and have all been fully repaid except for one.  The remaining outstanding loan is non-interest bearing, and matures in 1¼ years, or becomes due and payable immediately upon the termination of employment if prior to such maturity date. On September 30, 2006, the borrower, who is an officer of the Company, owed us approximately $50,000. In fiscal 2006, Mr. Steven Gerard, a former director, repaid, when due, his outstanding loan. All other loans to directors and executive officers were repaid in full prior to September 30, 2005. During 2006, the largest aggregate balance of indebtedness outstanding under the officer and director stock purchase program was approximately $66,000 from Mr. Gerard, and $50,000 from the officer. In fiscal 2003, the Board of Directors extended, by five years, the expiration date of the loan to the officer, who was not deemed an executive officer. In accordance with the Sarbanes-Oxley Act of 2002, no new loans will be made to executive officers or directors.

•
On September 30, 2006, we owed a remaining amount for change of control payments of $3.1 million to Mr. J. Steiner. The amount owed to Mr. J. Steiner is payable to him upon his termination of employment with us. On September 30, 2006, deferred compensation of $11,000 was due from us to Mr. E. Steiner.

•
In December 2006, Mr. J. Steiner reimbursed us $40,000 for personal expenses that we paid on his behalf, which were outstanding as of September 30, 2006.  At no time during 2006 did amounts due to us from Mr. J. Steiner exceed the amount of the after-tax salary on deferrals we owed to him.

•
Subject to the approval of the Compensation and Stock Option Committee, our Unfunded Supplemental Executive Retirement Plan (SERP) permits participants who are over retirement age to elect to receive retirement advances on an actuarially reduced basis. Mr. J. Steiner received pre-retirement distributions from the Unfunded SERP (representing a partial distribution of his vested benefits) in the amount of $3.5 million in fiscal 2006. As of September 30, 2006, Mr. J. Steiner’s remaining balance in the Unfunded SERP plan was $2.1 million.

•
Eric Steiner, son of Mr. J. Steiner, is an executive officer of the Company. His compensation is set forth in the compensation table of our proxy statement. Natalia Hercot, daughter of Mr. J. Steiner, is a Vice President of the Company, for which she received compensation of approximately $20,000 in fiscal 2006. Mrs. Hercot’s annual salary was adjusted to $10,000 per year on December 23, 2005.

•	During 2006, Phillipe Hercot, son-in-law of Jeffrey Steiner, subleased a room in our Paris office and paid arm's length rent to the Company.

•	We paid $36,000 in 2006 for security protection at the Steiner Family residence in France.

•	We provide to Mr. J. Steiner automobiles for business use. We charged Mr. J. Steiner $15,000 in 2006 to cover personal use and the cost of these vehicles that exceeded our reimbursement policy.

•
During fiscal 2006, we reimbursed $0.4 million to Mr. J. Steiner, representing a portion of out-of-pocket costs he incurred personally in connection with the entertainment of third parties, which may benefit the Company.

•
Mr. Klaus Esser’s brother is an employee of PoloExpress. His compensation (currently €72,000) was approximately $94,000 in 2006. Petra Esser is a relative of Mr. K. Esser and has current annual compensation of approximately €16,000.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

RELATIONSHIP WITH INDEPENDENT ACCOUNTANTS

Principal Accountants

On December 7, 2005, upon the recommendation of the Audit Committee, the Company appointed KPMG LLP to serve as its independent auditors for the fiscal year ended on September 30, 2006.  The Audit Committee has yet to make a recommendation to appoint the Company’s independent auditors for the current fiscal year, which ends on September 30, 2007.  Representatives of KPMG will be available at the annual meeting to make a statement, if they so desire, and to respond to appropriate questions.

Audit Fees

2006 Audit Fees:  The aggregate fees billed by KPMG LLP for professional services rendered for the integrated audit of the Company’s annual financial statements, reviews of consolidated financial statements included in the Company’s Form 10-Q and services in connection with statutory audits and regulatory filings for the fiscal year ended September 30, 2006 were $3,538,000. More than 50% of the Fiscal 2006 audit work was performed by full-time employees of KPMG.

2005 Audit Fees:  The aggregate fees billed by KPMG LLP, for professional services rendered for the integrated audit of the Company’s annual financial statements, reviews of consolidated financial statements included in the Company’s Form 10-Q and services in connection with statutory audits and regulatory filings for the fiscal year ended September 30, 2005 were $3,147,000. More than 50% of the Fiscal 2005 audit work was performed by full-time employees of KPMG.

Audit Related Fees

2006 Audit Related Fees:  The aggregate fees billed by KPMG for the fiscal year ended September 30, 2006, for assurance and related services by such accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption “Audit Fees” above, were $0.

2005 Audit Related Fees:  The aggregate fees billed by KPMG for the fiscal year ended September 30, 2005, for assurance and related services by such accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption “Audit Fees” above, were $5,000. The nature of the services comprising the fees disclosed under this category was related to an audit of the Company’s benefit plans.

Tax Fees:

2006 Tax Fees: The aggregate fees billed by KPMG for the fiscal year ended September 30, 2006, for tax return preparation and review services were $59,000.  The nature of the services comprising the fees disclosed under this category was preparation of the statutory tax returns for the Company’s subsidiaries in the United Kingdom.

2005 Tax Fees:  The aggregate fees billed by KPMG for the fiscal year ended September 30, 2005, for tax return preparation and review services were $17,100. The nature of the services comprising the fees disclosed under this category was preparation of the statutory tax returns for the Company’s subsidiaries in the United Kingdom.

Policy Regarding Non-Audit Services by Outside Auditors

The Audit Committee has appointed its Chairman to overview and pre-approve all non-audit services provided by the Company’s outside auditors, with the main objective being the assurance of the Company’s outside auditors’ unimpaired independence. All outside non-audit services which are less than $5,000 must be approved in advance by the Chairman of the Audit Committee and then ratified by the Audit Committee. Any outside non-audit services in excess of $5,000 must first be approved by the full Audit Committee. Except for the tax related services disclosed above, KPMG did not conduct any non-audit service for the Company during the 2006 Fiscal Year, and is not expected to provide any non-audit service during the 2007 Fiscal Year other than nominal tax related services.

Procedures For Submitting Shareholder Proposals

If you want to include a shareholder proposal in the proxy statement for this year’s annual meeting, it must be delivered to the Company before September 12, 2007.

If such notice is not received by September 12, 2007, the proposal shall be considered untimely and shall not be presented at the 2007 annual meeting.

All shareholder proposals must conform to the requirements set forth in Regulation 14A under the Securities Exchange Act of 1934, and should be submitted to the Company’s headquarters, 1750 Tysons Boulevard, Suite 1400, McLean, VA 22102, Attention: Secretary.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(a)(1)  Financial Statements.

     All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K (see index on Page 32).

(a)(2)  Financial Statement Schedules.

Schedule Number	Description	Page

I	Condensed Financial Information of Parent Company	100

     All other schedules are omitted because they are not required.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE FAIRCHILD CORPORATION
CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
BALANCE SHEETS (NOT CONSOLIDATED)
(In thousands)

	September 30,
	2006	2005
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,308	$2,874
Marketable Securities	45,378	4,774
Accounts receivable	447	261
Prepaid expenses and other current assets	58	197
Total current assets	50,191	8,106

Property, plant and equipment, less accumulated depreciation	1,809	1,516
Investments in subsidiaries	136,125	177,697
Deferred loan fees	2,044	-
Investments	34,173	38,601
Other assets	39	1,313
Total assets	$224,381	$227,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$69	$85
Accounts payable	19	14
Other accrued expenses	6,897	658
Total current liabilities	6,985	757

Long-term debt	30,781	862
Fair market value of interest rate contract	-	5,146
Noncurrent income taxes	39,923	38,383
Other long-term liabilities	2,045	39
Total liabilities	79,734	45,187

Stockholders' equity:
Class A common stock	3,047	3,047
Class B common stock	262	262
Notes due from Stockholders	-	-
Treasury Stock	(76,352)	(76,352)
Accumulated other comprehensive income	758	858
Paid-in capital	232,612	232,612
Retained earnings (accumulated deficit)	(15,680)	21,619
Total stockholders' equity	144,647	182,046
Total liabilities and stockholders' equity	$224,381	$227,233

The accompanying notes are an integral part of these condensed financial statements.

Schedule I

THE FAIRCHILD CORPORATION
CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
STATEMENTS OF EARNINGS (NOT CONSOLIDATED)
(In thousands)

	Years Ended September 30,
	2006	2005	2004
		(Restated)	(Restated)
Costs and Expenses:
Selling, general & administrative	$12,192	$11,648	$5,790
	12,192	11,648	5,790

Operating loss	(12,192)	(11,648)	(5,790)

Net interest expense	(2,548)	(2,980)	(4,772)
Investment income	851	112	74
Fair market value adjustment – interest rate contract	836	5,942	4,924
Loss from continuing operations before taxes	(13,053)	(8,574)	(5,564)

Income tax (provision) benefit	(244)	(2,953)	27,053
Income (loss) from discontinued operations, net of tax	(8,594)	(735)	405
Equity in loss of affiliates	-	(87)	-
Loss before equity in earnings (loss) of subsidiaries	(21,891)	(6,443)	21,894

Equity in loss of subsidiaries	(15,408)	(12,922)	(19,663)
Net earnings (loss)	$(37,299)	$(19,365)	$2,231

The accompanying notes are an integral part of these condensed financial statements.

Schedule I

CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
STATEMENTS OF CASH FLOWS (NOT CONSOLIDATED)
(In thousands)

	Years Ended September 30,
	2006	2005	2004
		(Restated)	(Restated)

Cash provided by (used for) operations	$(62,790)	$(13,841)	$5,968
Cash flows from investing activities:
Purchase of fixed assets	(724)	(1,146)	(135)
Net change in investments in subsidiaries	41,572	13,498	(6,329)
Net proceeds received from investment securities, net	-	-	1,690
Net cash provided by (used for) investing activities	41,848	12,352	(4,774)

Cash flows from financing activities:
Proceeds from issuance of debt	31,552	961	-
Debt repayments	(1,649)	(70)	(3,500)
Payment of interest rate contract	(4,310)	-	-
Payment of financing fees	(2,217)	-	-
Issuance of common stock	-	-	26
Purchase of treasury stock	-	(193)	-
Loan repayments from stockholders'	-	-	394
Net cash provided by (used for) financing activities	23,376	698	(3,080)
Net change in cash and cash equivalents	1,434	(791)	(1,886)
Cash and cash equivalents, beginning of the year	2,874	3,665	5,551
Cash and cash equivalents, end of the year	$4,308	$2,874	$3,665

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

2. LONG-TERM DEBT

	September 30,	September 30,
	2006	2005
Golden Tree term loan	$30,000	$-
Other term debt	845	921
Capital lease obligations	5	26
Total Debt	30,850	947
Less: Current maturities of long-term debt	(69)	(85)
Total Long-Term Debt	$30,781	$862

     Long-term debt maturing over the next five years is as follows: $69 in 2007, $64 in 2008, $64 in 2009, and $30,064 in 2010.

3.  CONTINGENCIES

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

(a)(3)  Exhibits.
2           Material Agreements of Acquisition or Disposition

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

2.2
Amendment No. 1 to the Acquisition Agreement, dated as of December 3, 2002, to the Acquisition Agreement, dated as of July 16, 2002, among Alcoa Inc., The Fairchild Corporation, Fairchild Holding Corp. and Sheepdog, Inc. (incorporated by reference to the Registrant's Report on Form 8-K dated December 3, 2002) (incorporated by reference to the Registrant's Report on Form 8-K dated December 3, 2002).

2.3
Purchase Contract, relating to the assets of Hein Gericke (the “Hein Gericke Purchase Contract”) executed October 11, 2003, among Fairchild Textile GmbH (as Purchaser), Eurobike Vermögensverwaltungs GmbH (as a Seller) and (as additional Sellers) the insolvency administrator Dr. Biner Bähr, acting in his capacity as insolvency administrator over the assets of (i) Hein Gericke-Holding GmbH, (ii) Hein Gericke Vertriebs GmbH, (iii) Paul A Boy GmbH and (iv) Eurobike AG (incorporated by reference to the Registrant's Report on Form 8-K dated November 14, 2003).

2.4
Amendment to Purchase Contract, dated November 1, 2003, amending the Hein Gericke Purchase Contract referred to immediately above (incorporated by reference to the Registrant's Report on Form 8-K dated November 14, 2003).

2.5
Purchase Contract, relating to the Sellers ownership interest in PoloExpress (the “PoloExpress Purchase Contract”), executed October 11, 2003, among Fairchild Textile GmbH (as Purchaser) and the following Sellers, Helmet House GmbH , BMJ Motorsport Vertriebs GmbH, and Eurobike AG (incorporated by reference to the Registrant's Report on Form 8-K dated November 14, 2003).

2.6
Amendment to Purchase Contract, dated November 1, 2003, amending the PoloExpress Purchase Contract referred to immediately above (incorporated by reference to the Registrant's Report on Form 8-K dated November 14, 2003).

2.7
Guaranties by The Fairchild Corporation, each dated November 1, 2003, to the Sellers of the Polo Express business, guaranteeing the deferred purchase price under the PoloExpress Purchase Contract (aggregate of EUR 20,000 Million) due no later than April 30, 2004 (incorporated by reference to the Registrant's Report on Form 8-K dated November 14, 2003).

2.8
Contract, relating to Mr. Klaus Esser’s Ownership interest in PoloExpress ,executed October 11, 2003, between Fairchild Textile GmbH (as Purchaser) and Mr. Klaus Esser (as Seller) (incorporated by reference to the Registrant's Report on Form 8-K dated November 14, 2003).

3           Articles of Incorporation, Bylaws, and Instruments Defining Rights of Securities

3.1	Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit "C" of Registrant's Proxy Statement dated October 27, 1989).

3.2	Certificate of Amendment to Registrant’s Certificate of Incorporation, dated November 16, 1990, changing name from Banner Industries, Inc. to The Fairchild Corporation.

3.3	Registrant's Amended and Restated By-Laws, as amended as of November 21, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996).

3.4	Amendment to the Company's By-Laws, dated as of February 12, 1999 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

3.5	Amendment to the Company's By-Laws, dated December 23, 2005 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

3.6	Amended and Restated Charter of the Audit Committee dated January 31, 2005 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen of Class A Common Stock certificate (incorporated by reference to Registration Statement No. 33-15359 on Form S-2).

4.2	Specimen of Class B Common Stock certificate (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).

4.3	Savings Plan for Employees of The Fairchild Corporation, amended and restated as of February 28, 2002 (incorporated by reference to the Registrant’s Report on Form S-8 dated August 6, 2002).

4.4
Savings Plan for Employees of The Fairchild Corporation Trust Agreement, dated February 1, 2002, between The Fairchild Corporation and Putnam Fiduciary Trust Company (incorporated by reference to the Registrant’s Report on Form S-8 dated August 6, 2002).

4.5
Notice of Hearing and Proposed Settlement of The Fairchild Corporation Stockholder Derivative Litigation, dated April 1, 2005 (incorporated by reference to the Registrant's Report on Form 8-K dated April 1, 2005).

4.6
Notice of Hearing and Proposed Supplemental Settlement of The Fairchild Corporation Stockholder Derivative Litigation, dated October 24, 2005 (incorporated by reference to the Registrant's Report on Form 8-K dated October 24, 2005).

10	Material Contracts

10(a)	(Stock Option Plans)

10.1	Amended and Restated 1986 Non-Qualified and Incentive Stock Option Plan, dated as of February 9, 1998 (incorporated by reference to Exhibit B of Registrant's Proxy Statement dated October 9, 1998).

10.2	Amendment Dated May 7, 1998 to the 1986 Non-Qualified and Incentive Stock Option Plan (incorporated by reference to Exhibit A of Registrant's Proxy Statement dated October 9, 1998).

10.3	1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit B of Registrant's Proxy Statement dated October 7, 1996).

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

10.7	2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix 2 of Registrant's Proxy Statement dated October 10, 2000).

10.8	2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix 1 of Registrant's Proxy Statement dated October 10, 2000).

10(b)	(Employee Agreements)

10.9
Amended and Restated Employment Agreement between Registrant and Jeffrey J. Steiner dated September 10, 1992 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

10.10	Employment Agreement between Banner Aerospace, Inc. and Jeffrey J. Steiner, dated September 9, 1992.

10.11	Restated and Amended Service Agreement between Fairchild Switzerland, Inc. and Jeffrey J. Steiner, dated April 1, 2001.

10.12	Letter Agreement dated February 27, 1998, between Registrant and Donald E. Miller (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.13
Officer Loan Program, dated as of February 5, 1999, lending up to $750,000 to officers for the purchase of Company Stock (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.14
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

10.16
Employment Agreement between Banner Aerospace, Inc. and Warren D. Persavich (together with Amendment No. 1 to such Agreement) (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.17
Amendment to Employment Agreements between the Company and Jeffrey Steiner, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

10.18
Amendment to Employment Agreement between the Company and Eric Steiner, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

10.19
Amendment to Incentive Contract between the Company and Donald Miller, dated January 22, 2003 (for the purpose of amending change of control payments) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 2002).

10.20	Employment Agreement dated October 18, 2005, between PoloExpress and Klaus Esser (incorporated by reference to the Registrant's Report on Form 8-K dated October 18, 2005).

10.21	Amendment to Employment Agreement between PoloExpress and Klauss Esser, dated May 30, 2007 (incorporated by reference to the Registrant’s Report on Form 8-K dated May 30, 2007).

10(c)	(Credit Agreements)

10.22
Promissory Note dated as of August 26, 2004 issued by The Fairchild Corporation to Beal Bank, SSB in connection with $13,000,000 loan secured by the Company’s real estate in Huntington Beach CA, Fullerton CA, and Wichita KS (incorporated by reference to the Registrant's Annual Report on Form 10-K dated September 30, 2004).

10.23
Loan Agreement (English Translation) dated April 21, 2004, between Hein Gericke and Polo Express (as Borrower) and Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt AG (as Lenders) relating to €31,000,000 loan, as reported by the Company in the Registrant’s Report on Form 8-K dated May 6, 2004 (incorporated by reference to the Registrant's Report on Form 10-Q dated August 4, 2004).

10.24
Working Capital Loans (English Translation) dated April 21, 2004, between Hein Gericke (as Borrower) and Stadtsparkasse Düsseldorf relating to €5,000,000 loan, as reported by the Company in the Registrant’s Report on Form 8-K dated May 6, 2004 (incorporated by reference to the Registrant's Report on Form 10-Q dated August 4, 2004).

10.25
Working Capital Loans (English Translation) dated April 21, 2004, between Hein Gericke (as Borrower) and HSBC Trinkaus & Burkhardt AG relating to €5,000,000 loan, as reported by the Company in the Registrant’s Report on Form 8-K dated May 6, 2004 (incorporated by reference to the Registrant's Report on Form 10-Q dated August 4, 2004).

10.26
Loan Agreement dated December 26, 2003, between Republic Thunderbolt LLC, as borrower and Column Financial, Inc. as lender, relating to $55,000,000 loan secured by Airport Plaza Shopping Center, Farmingdale NY  (incorporated by reference to the Registrant's Report on Form 10-Q dated February 12, 2004).

10.27
Loan Agreement dated April 30, 2004, between Hein Gericke UK, as borrower, and GMAC Commercial Finance PLC, as lender, relating to inventory loan to Hein Gericke UK (incorporated by reference to the Registrant's Report on Form 10-Q dated August 4, 2004).

10.28
Loan Agreement dated January 12, 2004, between Banner Aerospace Holding Corp. I, as borrower, and CIT Group/Business Credit, Inc., as lender, relating to inventory loan to Banner (incorporated by reference to the Registrant's Report on Form 10-Q dated May 13, 2004).

10.29
Credit Agreement dated May 3, 2006, between The Fairchild Corporation, as borrower, The Bank of New York, as Administrative Agent, and GoldenTree Asset management L.P., as Collateral Agent, for a four-year term loan in the original principal amount of $30,000,000 (incorporated by reference to the Registrant’s Report on Form 8-K dated May 3, 2006).

11	Other Exhibits

11.
Computation of net loss per share (found at Note 11 in Item 8 to Registrant's Consolidated Financial Statements for the fiscal years ended September 30, 2006, September 30, 2005, and September 30, 2004).

14	Corporate Governance Matters

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

*14.7	Annual Certification by CEO as filed with the NYSE, dated March 29, 2006, regarding Compliance with NYSE Corporate Governance Listing Standards.

*14.8	Annual Certification by CEO as filed with the NYSE Arca, dated March 29, 2006, regarding Compliance with NYSE Arca Corporate Governance Listing Standards.

14.9	Pre-Approval Policy by the Audit Committee Re Audit and Non-Audit Services, incorporated by reference to the Fiscal 2005 Proxy Statement.

*21	List of subsidiaries of Registrant.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Certifications required by Section 302 of the Sarbanes-Oxley Act, signed by Jeffrey J. Steiner.

*31.2	Certifications required by Section 302 of the Sarbanes-Oxley Act, signed by Michael McDonald.

*32.1	Certifications required by Section 906 of the Sarbanes-Oxley Act, signed by Jeffrey J. Steiner.

*32.2	Certifications required by Section 906 of the Sarbanes-Oxley Act, signed by Michael McDonald.

*Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

THE FAIRCHILD CORPORATION

By:  /s/ MICHAEL McDONALD
Michael McDonald
Chief Financial Officer

Date:  August 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.

By:	/s/	JEFFREY J. STEINER	Chairman, Chief Executive	August 13, 2007
		Jeffrey J. Steiner	Officer and Director

By:	/s/	DIDIER CHOIX	Director	August 13, 2007
Didier Choix

By:	/s/	ROBERT E. EDWARDS	Director	August 13, 2007
Robert E. Edwards

By:	/s/	DANIEL LEBARD	Director	August 13, 2007
Daniel Lebard

By:	/s/	GLENN MYLES	Director	August 13, 2007
Glenn Myles

By:	/s/	MICHAEL J. VANTUSKO	Director	August 13, 2007
Michael J. Vantusko

By:	/s/	ERIC I. STEINER	President, Chief Operating	August 13, 2007
		Eric I. Steiner	Officer and Director