Form 10-Q
period 2006-12-31
FAIRCHILD CORP
filed 2007-11-30
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2006
Commission File Number 1-6560

THE FAIRCHILD CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware
(State of incorporation or organization)

34-0728587
(I.R.S. Employer Identification No.)

1750 Tysons Boulevard, Suite 1400, McLean, VA 22102
(Address of principal executive offices)

(703) 478-5800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days:  [  ] Yes   [X] No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
[  ] Large accelerated file   [  ] Accelerated filer    [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

On October 31, 2007, the number of shares outstanding of each of the Registrant’s classes of common stock was as follows:

Title of Class
Class A Common Stock, $0.10 Par Value	22,604,835
Class B Common Stock, $0.10 Par Value	2,621,338

THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2006

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
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31, 2006	September 30, 2006
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$6,016	$8,541
Short-term investments - unrestricted	34,694	50,510
Short-term investments - restricted	34,294	6,002
Accounts receivable-trade, less allowances of $1,129 and $1,083	33,515	16,927
Finished goods inventories, less reserves of $15,573 and $15,223	115,606	106,718
Prepaid expenses and other current assets	12,492	10,795
Total Current Assets	236,617	199,493

Property, plant and equipment, net of accumulated
depreciation of $26,778 and $24,989	58,931	58,698
Goodwill	12,479	14,128
Amortizable intangible assets, net of accumulated amortization of $1,815 and $1,673	1,176	1,279
Unamortizable intangible assets	32,130	30,969
Prepaid pension assets	33,798	33,373
Deferred loan fees	2,839	3,170
Long-term investments - unrestricted	3,499	4,370
Long-term investments - restricted	36,559	60,949
Notes receivable	3,392	5,396
Other assets	2,884	3,304
TOTAL ASSETS	$424,304	$415,129

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2006	September 30, 2006
	(Unaudited)
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$52,380	$25,492
Accounts payable	31,632	26,325
Accrued liabilities:
Salaries, wages and commissions	9,577	10,044
Insurance	7,378	7,357
Interest	892	1,810
Other accrued liabilities	30,142	28,304
Income taxes	1,175	2,314
Current liabilities of discontinued operations	-	62
Total Current Liabilities	133,176	101,708

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	41,410	65,450
Other long-term liabilities	32,161	31,750
Pension liabilities	40,157	40,622
Retiree health care liabilities	25,345	26,008
Deferred tax liability	4,714	4,530
Noncurrent income taxes	40,397	39,923
Noncurrent liabilities of discontinued operations	16,120	16,120
TOTAL LIABILITIES	333,480	326,111

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,480 shares issued and 22,605 shares outstanding;
entitled to one vote per share	3,047	3,047
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 shares issued and outstanding; entitled
to ten votes per share	262	262
Paid-in capital	232,618	232,612
Treasury stock, at cost, 7,875 shares of Class A common stock	(76,352)	(76,352)
Accumulated deficit	(19,175)	(15,680)
Notes due from stockholders	(43)	(43)
Accumulated other comprehensive loss	(49,533)	(54,828)
TOTAL STOCKHOLDERS' EQUITY	90,824	89,018
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$424,304	$415,129

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended December 31,
	2006	2005
	(Unaudited)
REVENUE:		(Restated)
Net sales	$60,386	$51,310
Rental revenue	237	237
	60,623	51,547
COSTS AND EXPENSES:
Cost of goods sold	38,010	32,088
Cost of rental revenue	60	56
Selling, general & administrative expense	36,279	29,042
Other income, net	(3,088)	(573)
Amortization of intangibles	138	128
	71,399	60,741

OPERATING LOSS	(10,776)	(9,194)

Interest expense	(5,050)	(2,986)
Interest income	1,119	348
Net interest expense	(3,931)	(2,638)
Investment income	1,196	928
Increase in fair market value of interest rate contract	-	836
Loss from continuing operations before taxes	(13,511)	(10,068)
Income tax (provision) benefit	(607)	13
Equity in earnings (loss) of affiliates, net	89	(41)
Loss from continuing operations	(14,029)	(10,096)
Loss from discontinued operations, net	(1,966)	(411)
Gain on disposal of discontinued operations, net	12,500	12,500
NET EARNINGS (LOSS)	$(3,495)	$1,993

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(0.56)	$(0.40)
Loss from discontinued operations, net	(0.08)	(0.02)
Gain on disposal of discontinued operations, net	0.50	0.50
NET EARNINGS (LOSS) PER SHARE	$(0.14)	$0.08

Weighted average shares outstanding:
Basic and Diluted	25,226	25,226

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended December 31,
	2006	2005
	(Unaudited)
		(Restated)
Cash flows from operating activities:
Net earnings (loss)	$(3,495)	$1,993
Depreciation and amortization	2,020	1,746
Non-cash interest expense	1,807	258
Gain on collection of note receivable	(2,110)	-
Stock compensation expense	6	43
Increase in fair market value of interest rate contract	-	(836)
Equity in (earnings) loss of affiliates, net of distributions	(89)	41
Net loss on sale of property, plant, and equipment	15	-
Gain on sale of investments	(1,008)	-
Net proceeds from the sale of trading securities	15,803	9,456
Changes in operating assets and liabilities	(20,545)	(21,594)
Non-cash charges and working capital changes of discontinued operations	(62)	926
Net cash used for operating activities	(7,658)	(7,967)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,222)	(2,341)
Change in available-for-sale investment securities, net	253	9,391
Equity investment in affiliates	-	(43)
Collections of notes receivable	3,923	831
Proceeds from sale of equity investment in affiliates	95	-
Net cash used for investing activities of discontinued operations	-	(98)
Net cash provided by investing activities	3,049	7,740
Cash flows from financing activities:
Proceeds from issuance of debt	7,281	12,768
Debt repayments	(5,393)	(7,456)
Payment of interest rate contract	-	(4,310)
Payment of financing fees	(16)	(100)
Loan repayments from stockholders	-	66
Net cash used for financing activities of discontinued operations	-	(165)
Net cash provided by financing activities	1,872	803
Net change in cash and cash equivalents	(2,737)	576
Effect of exchange rate changes on cash	212	(165)
Cash and cash equivalents, beginning of the period	8,541	12,582
Cash and cash equivalents, end of the period	$6,016	$12,993

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated balance sheet as of December 31, 2006, and the condensed consolidated statements of operations, and cash flows for the periods ended December 31, 2006 and 2005 have been prepared by us, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2006, and for all periods presented, have been made. These adjustments include certain reclassifications, which reflect the sale of our shopping center and the sale of the remaining operations of a landfill development partnership as discontinued operations.  These adjustments also include restatement adjustments.  For additional discussion regarding the nature and impact of the restatement adjustments, see Note 2 of these condensed consolidated financial statements as well as Notes 2 and 18 of our audited financial statements in our 2006 Annual Report on Form 10-K.

     During the three months ended December 31, 2006, we corrected the carrying value of the liability associated with our arrangement to acquire the remaining 7.5% of PoloExpress.  As a result of this correction, we recognized $1.3 million of interest expense during the three months ended December 31, 2006 that pertained to periods prior to October 1, 2006.  Management believes the impact of this error is immaterial in each applicable prior period.

     The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.  The results of operations for the periods ended December 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.  Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

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

Liquidity

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

Stock-Based Compensation

     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, on October 1, 2005, and accordingly, we recognized a nominal amount of compensation cost in the three months ended December 31, 2006 and 2005. No tax benefits and deferred tax assets were recognized on the compensation cost because our tax position reflects a full domestic valuation allowance against deferred tax assets.

     Our employee stock option plan expired in April 2006 and our non-employee directors’ stock option plan expired in September 2006.  As of December 31, 2006, outstanding stock options on Class A common stock reflected only those stock options granted prior to the expiration of the plans.  No stock options were granted during the three months ended December 31, 2005.  On December 31, 2006, we had outstanding stock option awards of 325,417, of which 235,417 stock option awards were vested.  No new stock option plans are being proposed at this time.

Comprehensive Income (Loss)

     The activity in other comprehensive income (loss), net of tax, was:

	Three Months Ended December 31,
(In thousands)	2006	2005
Net earnings (loss)	$(3,495)	$1,993
Unrealized periodic holding gains (losses) on available-for-sale securities	2,261	(1,001)
Foreign currency translation adjustments	3,034	(1,047)
Unrealized holding gains on derivatives	-	299
Other comprehensive income	$1,800	$244

     The components of accumulated other comprehensive loss were:

(In thousands)	December 31, 2006	September 30, 2006
Unrealized holding gains on available-for-sale securities	$7,820	$5,559
Foreign currency translation adjustments	4,670	1,636
Excess of additional pension liability over unrecognized prior service costs	(62,023)	(62,023)
Accumulated other comprehensive loss	$(49,533)	$(54,828)

Recently Issued Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permitting entities to elect fair value measurement for many financial instruments and certain other items. Unrealized gains and losses on designated items will be recognized in earnings at each subsequent period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. We are required to adopt this statement in October 2008 and we are currently evaluating the potential impact to our future results of operations, financial position, and cash flows.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We are required to adopt this statement in October 2008 and we are currently evaluating the potential impact to our future results of operations, financial position, and cash flows.

     In September 2006, the FASB published SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Pension Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).  SFAS No. 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and will be adopted by the Company as of September 30, 2007.  If SFAS No. 158 was adopted as of September 30, 2006, the Company would have recorded a reduction in prepaid assets and other assets of $18.1 million and $1.5 million, respectively, a decrease in pension liabilities of $2.6 million, and a charge to other comprehensive income (loss) of $17.0 million.

     In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN No. 48 effective October 1, 2007. The cumulative effect of initially adopting FIN No. 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN No. 48. We are currently evaluating the impact this new standard will have on our future results of operations, financial position, and cash flows.

2.	RESTATEMENT

     During the course of our fiscal 2006 audit and based upon discussions with our external independent registered public accounting firm and management, the Audit Committee of our Board of Directors concluded in January 2007 that our previously filed interim and audited consolidated financial statements should not be relied upon since they were prepared applying accounting practices in accounting for income taxes that did not comply with U.S. generally accepted accounting principles (“GAAP”) and, consequently, we would restate our consolidated financial statements. During the course of the Company’s review of its historical financial statements, additional errors were identified.  The consolidated financial statements for the three months ended December 31, 2005 included in this Quarterly Report on Form 10-Q include restatement adjustments that we have categorized into the following three areas: our accounting for income taxes; our accounting for commitments and contingencies; and our accounting for long-term investments.

     As a result of the restatement, originally reported net earnings for the three months ended December 31, 2005 increased by $0.1 million ($0.01 per share).  The cumulative impact of errors related to periods prior to September 30, 2005 of $1.4 million has been reflected as an adjustment to beginning retained earnings as of October 1, 2005.

     The following table summarizes the impact of the restatement adjustments on net earnings and basic and diluted earnings per share for the three months ended December 31, 2005.

Three Months Ended
(In thousands, except per share data)	December 31, 2005
Net earnings, as previously reported	$1,883
Restatement adjustments for:
Commitments and contingencies	5
Long-term investments	27
Income taxes	78
Net earnings, as restated	$1,993

Basic and diluted earnings per share:
As previously reported	$0.07
Total impact of restatement adjustments	0.01
As restated	$0.08

Financial Statement Impact

  Statement of Operations Impact

     The following table displays the cumulative impact of the restatement on the condensed consolidated statements of operations for the three months ended December 31, 2005.

		Restatement Adjustments for:
(In thousands)	As Previously Reported (a)	Income Taxes	Commitments and Contingencies	Long-term Investments	Total Restatement Adjustments	As Restated
Revenues	$51,547	$-	$-	$-	$-	$51,547
Cost of revenues	32,144	-	-	-	-	32,144
Other operating expenses	28,549	-	48	-	48	28,597
Operating loss	(9,146)	-	(48)	-	(48)	(9,194)
Net interest expense	(2,718)	-	53	27	80	(2,638)
Investment income	928	-	-	-	-	928
Increase in fair market value of interest rate contract	836	-	-	-	-	836
Loss from continuing operations before taxes	(10,100)	-	5	27	32	(10,068)
Income tax (provision) benefit	(65)	78	-	-	78	13
Equity in loss of affiliates, net	(41)	-	-	-	-	(41)
Loss from continuing operations	(10,206)	78	5	27	110	(10,096)
Loss from discontinued operations, net	(411)	-	-	-	-	(411)
Gain on disposal of discontinued operations, net	12,500	-	-	-	-	12,500
Net earnings	$1,883	$78	$5	$27	$110	$1,993

(a)
Certain previously reported balances have been reclassified to conform to the current condensed consolidated balance sheet presentation, including reclassification to discontinued operations of those assets and liabilities related to a landfill development partnership, sold in April 2006, and Airport Plaza shopping center, sold in July 2006.

3.	CASH EQUIVALENTS AND INVESTMENTS

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

     Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, except to the extent that unrealized losses are deemed to be other than temporary, in which case such unrealized losses are reflected in earnings.  Trading securities are carried at fair value, with unrealized holding gains and losses included in investment income.  Investments in equity securities and limited partnerships that do not have readily determinable fair values are stated at cost and are categorized as other investments. Realized gains and losses are determined using the specific identification method based on the trade date of a transaction.  Interest on government and corporate obligations are accrued at the balance sheet date. Investments in companies in which ownership interests range from 20 to 50 percent are accounted for using the equity method.

     A summary of the cash equivalents and investments held by us follows:

	December 31, 2006		September 30, 2006
	Aggregate		Aggregate
	Fair	Cost	Fair	Cost
(In thousands)	Value	Basis	Value	Basis
Cash and cash equivalents:
Money market and other cash funds	$6,016	$6,016	$8,541	$8,541
Total cash and cash equivalents	6,016	6,016	8,541	8,541

Short-term investments:
Money market funds – available-for-sale – restricted	8,203	8,203	6,002	6,002
Corporate bonds – available-for-sale – restricted	23,692	23,981	-	-
Corporate bonds – trading securities	30,577	30,577	42,919	42,919
Equity securities – trading securities	-	-	2,459	2,459
Equity and equivalent securities – available-for-sale	4,117	825	5,132	825
Equity and equivalent securities – available-for-sale – restricted	2,399	1,021	-	-
Total short-term investments	68,988	64,607	56,512	52,205

Long-term investments:
U.S. government securities – available-for-sale – restricted	-	-	512	512
Money market funds – available-for-sale – restricted	9,181	9,181	10,313	10,313
Corporate bonds – available-for-sale – restricted	4,390	4,390	28,934	29,326
Equity and equivalent securities – available-for-sale – restricted	10,470	7,985	9,275	7,984
Other securities – available-for-sale - restricted	12,518	11,565	11,915	11,565
Other investments, at cost	3,499	3,499	4,370	4,370
Total long-term investments	40,058	36,620	65,319	64,070
Total cash equivalents and investments	$115,062	$107,243	$130,372	$124,816

     On December 31, 2006 and September 30, 2006, we had restricted investments of $70.9 million and $67.0 million, respectively, all of which are maintained as collateral for certain debt facilities, the Esser put option, environmental matters, and escrow arrangements. On December 31, 2006 and September 30, 2006, cash of $2.2 million and $3.4 million, respectively, is held by our European subsidiaries which have debt agreements that place certain restrictions on the amount of cash that may be transferred outside the borrowing companies. For additional information on debt see Note 4.

     On December 31, 2006, we had gross unrealized holding gains from available-for-sale securities of $8.1 million and gross unrealized losses from available-for-sale securities of $0.3 million. On September 30, 2006, we had gross unrealized holding gains from available-for-sale securities of $5.9 million and gross unrealized losses from available-for-sale securities of $0.4 million. We use the specific identification method to determine the gross realized gains (losses) from sales of available-for-sale securities.

4.	DEBT

     At December 31, 2006 and September 30, 2006, notes payable and long-term debt consisted of the following:

(In thousands)	December 31, 2006	September 30, 2006
Revolving credit facilities – Hein Gericke	$11,563	$11,425
Revolving credit facilities – PoloExpress	1,452	-
Current maturities of long-term debt	39,365	14,067
Total notes payable and current maturities of long-term debt	52,380	25,492
GoldenTree term loan – Corporate	30,000	30,000
Term loan agreement – Hein Gericke	5,611	6,090
Term loan agreement – PoloExpress	10,430	11,292
Promissory note – Corporate	13,000	13,000
CIT revolving credit facility – Aerospace	12,966	9,603
GMAC credit facility – Hein Gericke	2,775	3,118
Other notes payable, collateralized by assets	3,885	3,837
Capital lease obligations	2,108	2,577
Less: current maturities of long-term debt	(39,365)	(14,067)
Net long-term debt	41,410	65,450
Total debt	$93,790	$90,942

     Term Loan at Corporate

     On May 3, 2006, we entered into a credit agreement with The Bank of New York, as administrative agent, and GoldenTree Asset Management, L.P., as collateral agent. The lenders under the Credit Agreement were GoldenTree Capital Opportunities, L.P. and GoldenTree Capital Solutions Fund Financing.  Pursuant to the credit agreement, we borrowed from the lenders $30.0 million. The loan matures on May 3, 2010, subject to certain mandatory prepayment events described in the credit agreement. Interest on the loan is LIBOR plus 7.5%, per annum, with an initial interest rate of 12.75% fixed through November 2006.  As of December 31, 2006, the applicable interest rate increased to 12.9%.  Subsequent interest periods may be selected by us, ranging from one month to nine months, or, if consented to by the lenders, for 12 months. Also, we may choose to convert the method of interest from a LIBOR based loan to a prime based loan.

     The loan is collateralized by the stock of Banner Aerospace Holding Company I, Inc., (the parent of our Aerospace segment), certain undeveloped real estate owned by us in Farmingdale, N.Y., condemnation proceeds we expect to receive for certain other real estate in Farmingdale, N.Y., and any remaining proceeds to be received by us in the future from the Alcoa transaction. Upon the sale or other monetization of the collateral, the proceeds from such collateral must be used to prepay the loan. We may elect to retain 27.5% of the proceeds from the monetization of the collateral (instead of applying 100% of such proceeds to make a mandatory prepayment of the loan), provided that the remaining collateral meets or exceeds a collateral to loan value of 1.9:1 and we pay the lenders a fee of 3.0% of the retained proceeds. If the loan is voluntarily prepaid by us within the first three years of the loan, we must pay a prepayment penalty of 3.0% in year one, 2.0% in year two, or 1.0% in year three.

     The credit agreement defines an “Available Amount” as $30.0 million, plus net cash proceeds from the sale of the Company’s shopping center, plus new money from any equity offerings and earnings from investments.  During the term of the loan, the aggregate of the following may not exceed the Available Amount (unless consented to by the lenders): additional investments by us in our PoloExpress or Hein Gericke segments or in any new company or new ventures; new acquisitions; guarantees by us of additional debt incurred by our PoloExpress or Hein Gericke segments (with an exception for the existing guarantees); loans by us to our sports and leisure segment (with an exception for the existing loans); and repurchases by us of our outstanding stock. The Available Amount was $49.5 million at December 31, 2006.

     During the term of the loan:

•
We must maintain cash, cash equivalents, or public securities that meet or exceed a minimum liquidity threshold of between $10.0 million and $20.0 million. At December 31, 2006, our minimum liquidity requirement was $10.0 million, and accordingly we have classified $10.0 million of qualified investments as restricted long-term investments.

•	A change of control whereby Jeffrey Steiner, Eric Steiner, or Natalia Hercot cease to own a controlling interest in The Fairchild Corporation would be an event of default under the loan.

     Subject to the covenants in the credit agreement, the proceeds of the loan may be used for general working capital purposes, investments, or stock repurchases.

     Credit Facilities at Hein Gericke and PoloExpress

     On March 1, 2006, our PoloExpress segment entered into an €11.0 million ($14.5 million at December 31, 2006) seasonal credit line with Stadtsparkasse Düsseldorf, with half of the facility available to us for the 2006 season. Borrowings under the facility for the 2006 season were repaid prior to June 30, 2006. The seasonal credit line bears interest at 1.5% over the three-month Euribor rate (4.88% at December 31, 2006) when utilized as a short-term credit facility and 2.75% over the European Overnight Interest Average rate (6.44% at December 31, 2006) when utilized as an overdraft facility.  In addition, we must pay a 1.25% per annum non-utilization fee on the available facility during the seasonal drawing period. The seasonal financing facility is 80% guaranteed by the German State of North Rhine-Westphalia. The seasonal facility reduces by €1.0 million per year and expires on June 30, 2008.  On November 30, 2006, we amended the seasonal credit line with Stadtsparkasse Düsseldorf to include HSBC Trinkaus & Burkhardt AG as a second lender. This amendment allows us to borrow the entire €10.0 million ($13.2 million at December 31, 2006) facility for the 2007 season.

     At December 31, 2006, our German subsidiary, Hein Gericke Deutschland GmbH, and its German subsidiary, PoloExpress, had outstanding borrowings of €22.0 million ($29.1 million) due under its credit facilities with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt AG, which includes a revolving credit facility at Hein Gericke GmbH providing a credit line of €10.0 million ($11.6 million outstanding and $1.6 million available at December 31, 2006), at interest rates of 3.5% over the three-month Euribor (6.88% at December 31, 2006), which matures annually.  For this revolving credit line, we must pay a 1.25% per annum non-utilization fee.  Outstanding borrowings under the term loan facility have blended interest rates, with $13.9 million (€10.6 million) bearing interest at 1% over the three-month Euribor rate (4.38% at December 31, 2006), with an interest rate cap protection in which our interest expense would not exceed 6% on 50% of debt, and the remaining $2.1 million (€1.6 million) bearing interest at a fixed rate of 6%. The term loans mature on March 31, 2009, and are secured by the assets of Hein Gericke Deutschland GmbH and PoloExpress and specified guarantees provided by the German State of North Rhine-Westphalia.

     The loan agreements require Hein Gericke Deutschland and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke Deutschland to maintain equity of €44.5 million ($58.8 million at December 31, 2006), as defined in the loan contracts.  At December 31, 2006, equity was €59.0 million ($77.9 million), which exceeded by €14.5 million ($19.1 million) the covenant requirements.  No dividends may be paid by Hein Gericke Deutschland unless such covenants are met and dividends may be paid only up to its consolidated after tax profits. As of December 31, 2006, Hein Gericke borrowed approximately $14.2 million (€10.8 million) from our subsidiary, Fairchild Holding Corp., which is not subject to restriction against repayment.  The loan agreements have certain restrictions on other forms of cash flow from Hein Gericke Deutschland. In addition, the loan covenants require Hein Gericke Deutschland and PoloExpress to maintain inventory and receivables in excess of €50.0 million ($66.0 million). At December 31, 2006, inventory and accounts receivable at Hein Gericke Deutschland and PoloExpress were €68.2 million ($90.0 million), which exceeded by €18.2 million ($24.0 million), the covenant requirement. The loan covenants also require Hein Gericke Deutschland to maintain inventory and accounts receivable at a rate of one and one half times the net debt position. At December 31, 2006, we were in compliance with the loan covenants.

     At December 31, 2006, our subsidiary, Hein Gericke UK Ltd had outstanding borrowings of $2.8 million (£1.4 million) on its £5.0 million ($9.8 million) credit facility with GMAC. The loan bears interest at 2.25% above the base rate of Lloyds TSB Bank Plc (7.25% at December 31, 2006) and matures on April 30, 2008. We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK Ltd and an investment with a fair market value of $4.9 million at December 31, 2006. The most restrictive covenant requires Hein Gericke UK to maintain a maximum level of inventory turns (“Inventory Turns”) as defined.  At December 31, 2006, Hein Gericke UK was in compliance with the Inventory Turns covenant.

     Credit Facility at Aerospace Segment

     At December 31, 2006, we had outstanding borrowings of $13.0 million on a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our Aerospace segment, and $2.1 million was available for future borrowings at December 31, 2006. Borrowings under the facility are collateralized by a security interest in the assets of our Aerospace segment. The loan bears interest at 1.0% over prime (9.25% at December 31, 2006) and we pay a non-usage fee of 0.5%. The credit facility matures in January 2008.  The credit facility requires our Aerospace segment maintain compliance with certain covenants.  The most restrictive of the covenants requires the borrowing company, a subsidiary of our Aerospace segment, to maintain a minimum net worth on a quarterly basis, of $14.0 million, plus 25% of cumulative net earnings through the end of the fiscal period.  At December 31, 2006, the net worth of the borrowing company was short of the covenant requirement by approximately $0.3 million, which, at CIT’s option could result in an acceleration of the maturity of the loan. However, we were in compliance with all covenants under this credit agreement, including the minimum net worth covenant, on March 31, 2007 and June 30, 2007. We are currently involved in discussions with CIT to extend the maturity of the loan and to receive a waiver from the minimum net worth covenant compliance for December 31, 2006.  Management expects to continue under the current terms and conditions of the arrangement until renegotiation of the credit facility is completed.

     Promissory Note – Corporate

     At December 31, 2006, we had an outstanding loan of $13.0 million with Beal Bank, SSB. The loan is evidenced by a Promissory Note dated as of August 26, 2004, and is secured by a mortgage lien on the Company’s real estate in Huntington Beach, California, Fullerton, California, and Wichita, Kansas. Interest on the note is at the rate of one-year LIBOR (determined on an annual basis), plus 6% (11.47% at December 31, 2006), and is payable monthly. The loan matures on October 31, 2007, provided that the Company may extend the maturity date for one year, during which time the interest rate will be one-year LIBOR plus 8%. The promissory note agreement contains a prepayment penalty of 3% if prepaid between September 2006 and October 30, 2007. On December 31, 2006, approximately $1.2 million of the loan proceeds were held in escrow to fund specific improvements to the mortgaged property.

     Guarantees

     At December 31, 2006, we included $1.4 million as debt for guarantees assumed by us of retail shop partners’ indebtedness incurred for the purchase of store fittings in Germany. These guarantees were issued by our subsidiaries in the PoloExpress segment and are collateralized by the fittings in the stores of the shop partners for whom we have guaranteed indebtedness. In addition, at December 31, 2006, approximately $1.2 million of bank loans received by retail shop partners in the PoloExpress segment were guaranteed by our subsidiaries prior to our acquisition of the PoloExpress business and are not reflected on our balance sheet because these loans have not been assumed by us.

     Letters of Credit

     We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee payment of our workers’ compensation liabilities. At December 31, 2006, we had contingent liabilities of $3.0 million, on commitments related to outstanding letters of credit which were secured by restricted cash collateral.

5.	PENSIONS AND POSTRETIREMENT BENEFITS

     The Company and its subsidiaries sponsor three qualified defined benefit pension plans and several other postretirement benefit plans. The components of net periodic benefit cost from these plans are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(In thousands)	2006	2005	2006	2005
Service cost	$79	$97	$3	$6
Interest cost	2,382	2,626	380	519
Expected return on plan assets	(3,047)	(3,405)	-	-
Amortization of:
Prior service cost	65	90	(392)	(278)
Actuarial loss	800	894	264	379
Net periodic benefit cost	279	302	$255	$626
Settlement charge (a)	274	-
Total net pension cost	$553	$302

(a)
Represents the settlement charge from a $1.4 million distribution of entitled benefits under our supplemental executive retiree plan, which requires us to expense a portion of the unrecognized actuarial loss and prior service costs during the three months ended December 31, 2006.

     Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. Based upon our actuary’s current assumptions and projections, we do not expect additional cash contributions to the largest pension plan to be required until 2008. Current actuarial projections indicate cash contribution requirements of $5.1 million in 2008, $7.2 million in 2009, $7.4 million in 2010, $7.4 million in 2011, and $18.9 million thereafter. We are required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in the United States. The Prescription Drug, Improvement and Modernization Act of 2003 introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit.  The Medicare Prescription Drug Improvement Act of 2003 is expected to result in improved financial results for employers, including us, that provide prescription drug benefits for their Medicare-eligible retirees. In October 2005, we amended our non-class action retiree medical plans to terminate the prescription drug coverage for Medicare eligible participants, effective January 1, 2006, and we have increased our retiree contributions from 35% to 50% and from 50% to 66.7% for the retiree medical plan costs in 2006 and 2007, respectively. The plan amendment had an estimated effect of reducing our postretirement liabilities by approximately $15.6 million. The reduction in liabilities will be recognized over 13 years and our postretirement benefit expense will be reduced by approximately $1.4 million in fiscal 2007 as a result of this plan amendment.  In 2006, we have adjusted our liability to reflect benefits available to us from the Medicare Prescription Subsidy available for the 1991 class action settlement.  We expect to receive $0.4 million in each of the next 5 years for the Medicare Prescription Subsidy.

6.	EARNINGS (LOSS) PER SHARE

     The following table illustrates the computation of basic and diluted loss per share:

	Three Months Ended December 31,
(In thousands, except per share data)	2006	2005
Basic loss per share:		(Restated)
Loss from continuing operations	$(14,029)	$(10,096)
Weighted average common shares outstanding	25,226	25,226
Basic loss from continuing operations per share	$(0.56)	$(0.40)
Diluted loss per share:
Loss from continuing operations	$(14,029)	$(10,096)
Weighted average common shares outstanding	25,226	25,226
Options	antidilutive	antidilutive
Total shares outstanding	25,226	25,226
Diluted loss from continuing operations per share	$(0.56)	$(0.40)

     The computation of diluted loss from continuing operations per share for the three months ended December 31, 2006 and 2005 excluded the effect of 325,417 and 781,413 incremental common shares, respectively, attributable to the potential exercise of common stock options outstanding because the effect was antidilutive.

7.	EQUITY SECURITIES

     We had 22,604,835 shares of Class A common stock and 2,621,338 shares of Class B common stock outstanding at December 31, 2006.  Class A common stock is traded on the New York Stock Exchange.  There is no public market for the Class B common stock.  The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock.  The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.

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

     In October 2003, we learned that volatile organic compounds had been detected in amounts slightly exceeding regulatory thresholds in a town water supply well in East Farmingdale, New York. Subsequent sampling of groundwater from the extraction wells to be used in the remediation system for this site has indicated that contaminant levels at the extraction point are significantly higher than previous sampling results indicated.  These compounds may, to an as yet undetermined extent, be attributable to a groundwater plume containing volatile organic compounds, which may have had its source, at least in part, from plant operations conducted by a predecessor of ours in Farmingdale. We are aiding East Farmingdale in its investigation of the source and extent of the volatile organic compounds, and may assist it in treatment. In the three months ended December 31, 2006, we contributed approximately $0.1 million toward this remediation, but may be required to pay additional amounts of up to $7.7 million over the next 20 years.

     We incurred $1.5 million of expense in discontinued operations for environmental matters in the three months ended December 31, 2006. As of December 31, 2006 and September 30, 2006, the consolidated total of our recorded liabilities for environmental matters was approximately $14.6 million and $13.5 million, respectively, which represented the estimated probable exposure for these matters.  At December 31, 2006, $1.2 million of these liabilities were classified as other accrued liabilities and $13.4 million were classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $21.0 million.

     The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $8.45 million, for our fastener business. As of December 31, 2006, Alcoa had contacted us concerning potential health and safety claims of approximately $16.4 million.  On June 25, 2007, the Company received an arbitration ruling awarding Alcoa approximately $4.0 million from the Company’s $25.0 million escrow account.  On October 31, 2007, the Company and Alcoa resolved all disputes related to the 2002 sale of the fastener business to Alcoa.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa paid us an additional $0.6 million.

     Asbestos Matters

     On January 21, 2003, we and one of our subsidiaries were served with a third-party complaint in an action brought in New York by a non-employee worker and his spouse alleging personal injury as a result of exposure to asbestos-containing products.  The defendant, who is one of many defendants in the action, had purchased a pump business from us, and asserts the right to be indemnified by us under its purchase agreement.  This case was discontinued as to all defendants, thereby extinguishing the indemnity claim against us in the instant case. However, in September 2003, the purchaser notified us of, and claimed a right to indemnity from us in relation to more than 10 thousand other asbestos-related claims filed against it.  We have not received enough information to assess the impact, if any, of the other claims. During the last thirty nine months, we have been served directly by plaintiffs’ counsel in forty seven cases related to the same pump business. Two of the forty seven cases were dismissed as to all defendants, based upon forum objections. The Company was voluntarily dismissed from thirteen additional pump business cases during the same period, without the payment of any consideration to plaintiffs. We, in coordination with our insurance carriers, intend to aggressively defend ourselves against the remaining thirty two claims.

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

    Our insurance carriers have participated in the defense of all of the aforementioned asbestos claims, both pump and non-pump related. Although insurance coverage varies, depending upon the policy period(s) and product line involved in each case, management believes that our insurance coverage levels are adequate, and that asbestos claims will not have a material adverse effect on our financial condition, future results of operations, or net cash flow.

     Commercial Lovelace Motor Freight Litigation

     In July 2005, we received notice that The Ohio Bureau of Workers’ Compensation (the “Bureau”) is seeking reimbursement from us of approximately $7.3 million for Commercial Lovelace Motor Freight Inc. workers’ compensation claims which were insured under a self-insured workers compensation program in Ohio from the 1950s until 1985.  In March 2006, we received a letter from the Bureau increasing the amount of reimbursement it is seeking from us to approximately $8.0 million and suggesting a meeting to discuss a settlement.  With interest, the claim could be higher.  For many years prior to July 2005, we had not received any communication from the Bureau. Commercial Lovelace Motor Freight is a former wholly-owned subsidiary of ours, which filed for Bankruptcy protection in 1985.  Recently, two surety companies which had issued bonds in favor of the Bureau settled claims of the Bureau, and they too demanded from the Company payment in respect of the amounts they paid.

    Settlement efforts to date have not been successful with either the Bureau or the two surety companies.  On August 17, 2007, the Attorney General of Ohio filed a lawsuit on behalf of the Bureau in the Court of Common Pleas of Franklin County, Ohio, seeking to recover from the Company $5.8 million, including interest to that date and other costs.  This claim represents the amount remaining after the Bureau’s settlements with the two surety companies.  On August 21, 2007, the two surety companies sued the Company to recover on indemnification obligations allegedly due to them, in the aggregate amount of $1.1 million, including interest to that date and other costs.

     The Company has filed answers to the three complaints and a motion to consolidate the three actions is pending.  The Company intends to vigorously defend these actions.  As of December 31, 2006, we accrued $2.0 million related to the claim made by the Bureau.

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

     Two actions, styled Noto v. Steiner, et al., and Barbonel v. Steiner, et al., were commenced on November 18, 2004, and November 23, 2004, respectively, in the Court of Chancery of the State of Delaware in and for Newcastle County, Delaware. The plaintiffs allege that each is, or was, a shareholder of The Fairchild Corporation and purported to bring actions derivatively on behalf of the Company, claiming, among other things, that Fairchild executive officers received excessive pay and perquisites and that the Company’s directors approved such excessive pay and perquisites in violation of fiduciary duties to the Company. The complaints name, as defendants, all of the Company’s directors, its Chairman and Chief Executive Officer, its President and Chief Operating Officer, its former Chief Financial Officer, and its General Counsel. While the Company and its Officers and Directors believe it and they have meritorious defenses to these suits, and deny liability or wrongdoing with respect to any and all claims alleged in the suits, it and its Officers and Directors elected to settle to avoid onerous costs of defense, inconvenience and distraction. On April 1, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On May 18, 2005, the Court of Chancery of the State of Delaware in and for Newcastle County declined to approve that proposed settlement of the actions. On October 24, 2005, we mailed to our shareholders a Notice of Hearing and Proposed Supplemental Settlement of The Fairchild Corporation Stockholder Derivative Litigation. On November 23, 2005, the Court of Chancery of the State of Delaware in and for Newcastle County approved the proposed settlement of these actions. The Court’s order became final on December 23, 2005. As a result of the settlement, we recognized a reduction in our selling, general and administrative expense for approximately $5.7 million of proceeds we received from Mr. J. Steiner and our insurance carriers. In January 2006, we received approximately $0.9 million from our insurance carriers to pay for the plaintiffs’ and objector’s attorneys’ fees. In April 2006, and July 2006, we received approximately $0.8 million and $1.1 million, respectively, from our insurance carriers to pay for certain of our legal costs associated with this matter.

     Alcoa and the Company had certain disputes related to the sale of the fasteners business to Alcoa in December 2002.  On October 31, 2007, the Company and Alcoa resolved all related disputes, and $25.3 million of an escrow account established at the time of the sale was released to us and Alcoa paid us an additional $0.6 million.

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

     Fastener Business

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. During the four-year period from 2003 to 2006, we are entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of stated threshold levels, up to a maximum of $12.5 million per year. Deliveries exceeded the threshold aircraft delivery level needed for us to earn the full $12.5 million contingent payment for 2003, 2004, 2005, and 2006.  Accordingly, we recognized a $12.5 million gain on disposal of discontinued operations for the three months ended December 31, 2006 and December 31, 2005.  In February 2007, we received from Alcoa the final $12.5 million payment related to the sale of this business.  Of this amount received, we repaid approximately $9.1 million of our loan from GoldenTree Asset Management.

     On December 3, 2002, we deposited with an escrow agent $25.0 million to secure indemnification obligations we may have to Alcoa.  On October 31, 2007, the Company and Alcoa resolved all related disputes.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa made an additional payment to us of $0.6 million.

     The results of the shopping center, landfill development partnership, and the fastener business are recorded as earnings from discontinued operations, the components of which are as follows:

	Three Months Ended December 31,
(In thousands)	2006	2005
Net revenues	$-	$2,391
Cost of revenues	-	1,617
Gross margin	-	774

Selling, general & administrative expense	1,966	448
Other income, net	-	(108)
Operating income (loss)	(1,966)	434
Investment income	-	23
Net interest expense	-	(860)
Loss from discontinued operations before taxes	(1,966)	(403)
Income tax provision	-	(8)
Loss from discontinued operations, net	$(1,966)	$(411)

     Certain liabilities remaining from the sale of our shopping center that occurred in July 2006 are being reported as liabilities of discontinued operations at December 31, 2006 and September 30, 2006, and were as follows:

(In thousands)	December 31, 2006	September 30, 2006
Current liabilities of discontinued operations	$-	$(62)
	-	(62)
Noncurrent liabilities of discontinued operations:
Other long-term liabilities (a)	(16,120)	(16,120)
	(16,120)	(16,120)
Total net liabilities of discontinued operations	$(16,120)	$(16,182)

(a)	Represents a $15.1 million deferred gain on the sale of the shopping center and $1.0 million for the estimated minimum cost to remediate environmental matters.

10.	BUSINESS SEGMENT INFORMATION

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

				Corporate
(In thousands)	PoloExpress	Hein Gericke	Aerospace	and Other	Total
Three Months Ended December 31, 2006:
Revenues	$18,210	$20,535	$21,641	$237	$60,623
Operating income (loss)	(1,157)	(7,542)	1,363	(3,440)	(10,776)
Total assets at December 31	80,422	92,837	48,980	202,065	424,304

Three Months Ended December 31, 2005:
Revenues	$13,845	$20,585	$16,880	$237	$51,547
Operating income (loss) (restated)	(1,016)	(6,084)	567	(2,661)	(9,194)
Total assets at December 31 (restated)	70,272	88,314	45,591	247,964	452,141

11.                       SUBSEQUENT EVENTS

     In March 2007, we recognized an income tax benefit of $32.8 million from the reversal of an accrual due to the expiration of the related statute of limitations and closure of the related tax period.

     In August 2007, we purchased annuities to settle the liabilities of an overfunded pension plan, which resulted in net remaining assets of approximately $7.3 million.  This action triggered settlement accounting, which requires us to expense approximately $27.9 million relating to the previous unrecognized actuarial losses and the costs associated with purchasing annuity contracts.  In September 2007, the pension plan, including its $7.3 million net remaining assets, was merged with one of our underfunded pension plans.  This action reduced the amount we will be required to contribute to our underfunded pension plan by in excess of $1.0 million annually, in accordance with the Pension Protection Act of 2006.

     On October 31, 2007, the Company and Alcoa resolved all disputes related to the 2002 sale of the fastener business to Alcoa.  Accordingly, $25.3 million of an escrow account established at the time of sale was released to us, and Alcoa made an additional payment to us of $0.6 million, and assumed specified liabilities for foreign taxes, environmental matters, and workers compensation claims.  We used $20.9 million of these proceeds to repay fully the GoldenTree loan.  On October 31, 2007, we sold our property in Fullerton, California to Alcoa for $19.0 million.  We used $13.0 million of these proceeds to repay fully the Beal Bank loan.    We expect to recognize a pre-tax gain of approximately $26.0 million from these transactions with Alcoa in the quarter ending December 31, 2007.

     In November 2007, we amended certain retiree medical plans to eliminate supplemental Medicare insurance coverage for all of our current and future retirees effective January 1, 2008.  This action provides income recognition of approximately $11.9 million, as a result of the reduction in our postretirement benefits liabilities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENT

     The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements include references to the expected results of the cost reduction program that was announced in January 2007 and statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We encourage you to read these sections carefully.

FINANCIAL RESTATEMENT

     This report contains our condensed consolidated financial statements and related notes as of, and for the three months ended, December 31, 2006 as well as a restatement of our previously issued condensed consolidated financial statements for the three months ended December 31, 2005.

     Based upon discussions with our external independent registered public accounting firm and management during the course of our fiscal 2006 audit, the Audit Committee of our Board of Directors concluded in January 2007 that our previously filed interim and audited consolidated financial statements should not be relied upon since they were prepared applying accounting practices in accounting for income taxes that did not comply with U.S. generally accepted accounting principles (“GAAP”) and, consequently, we would restate our consolidated financial statements. During the course of the Company’s review of its historical financial statements, additional errors were identified.  The condensed consolidated financial statements for the three months ended December 31, 2005 included in this Quarterly Report on Form 10-Q include restatement adjustments that we have categorized into the following three areas: our accounting for income taxes; our accounting for commitments and contingencies; and our accounting for long-term investments.  See Note 2 of our condensed consolidated financial statements included in this Form 10-Q for additional information regarding the restatement of our condensed consolidated financial statements for the three months ended December 31, 2005.

     As a result of the restatement, originally reported net income for the three months ended December 31, 2005 increased by $0.1 million ($0.01 per share).  The cumulative impact of errors related to periods prior to September 30, 2005 of $1.4 million has been reflected as an increase to beginning retained earnings as of October 1, 2005.

EXECUTIVE OVERVIEW

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

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657.0 million in cash and the assumption of certain liabilities. In addition, we earned additional proceeds of $12.5 million in each of fiscal 2004, 2005, and 2006 as the number of commercial aircraft delivered by Boeing and Airbus exceeded specified annual levels.  We received this final $12.5 million earn-out payment in February 2007.

Financial Results and Trends

     For the three months ended December 31, 2006, we reported a loss from continuing operations before taxes of $13.5 million, as compared to a loss of $10.1 million for the three months ended December 31, 2005. The loss from continuing operations for the quarter ended December 31, 2005 benefited from the settlement of the shareholder derivative litigation, which improved results by approximately $3.2 million. Excluding this item, the loss from continuing operations before taxes for the quarter ended December 31, 2006 increased by $0.2 million compared to the quarter ended December 31, 2005. The seasonal inventory demands of our Hein Gericke and PoloExpress businesses has contributed primarily to our $7.7 million use of cash in our operating activities in the three months ended December 31, 2006. As of December 31, 2006, we have unrestricted cash, cash equivalents and short-term investments of $40.7 million and available borrowing under lines of credit of $3.7 million. In addition, we received the final earn-out payment of $12.5 million from Alcoa in February 2007 under the terms of our 2002 sale agreement, of which approximately $9.1 million was used to repay debt.  On October 31, 2007, the Company and Alcoa resolved all disputes related to the 2002 sale of the fastener business.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa paid us an additional $0.6 million, of which $20.9 million was used to fully repay the GoldenTree loan.  Also on October 31, 2007, we sold our property in Fullerton, California to Alcoa for $19.0 million, of which $13.0 million was used to fully repay the Beal Bank loan.  We expect to recognize a pre-tax gain of approximately $26.0 million from these transactions with Alcoa in the quarter ending December 31, 2007.

     We have undertaken a number of actions, which we believe will ultimately improve the results of Hein Gericke in future periods, including:

•	Consolidating and centralizing our warehouse facilities to one location to service all of Europe.
•	Improving timeliness of product deliveries from suppliers to our warehouse and delivery to the stores.
•	Reintroducing our Hein Gericke product catalog to expand brand awareness and attract customer traffic.
•	Optimizing store location and appearance.

     In addition, we plan to continue cost structure improvements at Hein Gericke by taking aggressive actions to reduce expenses, including:

•	Consolidating and restructuring back office functions, achieving a significant reduction in staff levels.
•	Closing stores which do not provide a positive contribution.
•	Reducing advertising expense.
•	Researching opportunities to further reduce warehousing expenses.

     We also have taken action to reduce the cash needs of Fairchild Sports USA by significantly downsizing the operations and focusing efforts primarily on its design and licensing businesses.

     On July 6, 2006, Republic Thunderbolt, LLC (our indirect, wholly-owned subsidiary) completed the sale of Airport Plaza, a shopping center located in Farmingdale, New York, to an affiliate of Kimco Realty Corporation. The sale does not include several other undeveloped parcels of real estate that we own in Farmingdale, New York, the largest of which is under contract of sale to the market chain, Stew Leonards.  We decided to sell the shopping center to enhance our financial flexibility, allowing us to pursue other opportunities.  We received net proceeds of approximately $40.7 million from the sale. As a condition to closing, the buyer assumed our existing mortgage loan on Airport Plaza that had an outstanding principal balance of approximately $53.5 million on the closing date.  Also as a condition to closing, we provided the buyer with an environmental indemnification and agreed to remediate an environmental matter that was identified, the costs of which are estimated to be between $1.0 million and $2.7 million. We expect to recognize a gain of approximately $15.1 million from this transaction. However, because of the uncertain nature of the environmental liabilities that we retained, the gain recognition is required to be delayed until the remediation efforts are complete.

     On May 3, 2006, we borrowed $30.0 million from GoldenTree Capital Opportunities, L.P. and GoldenTree Capital Solutions Fund Financing to further improve our liquidity and provide us with flexible opportunities to:

•	Invest in our existing operations;
•	Pursue acquisition opportunities;
•	Provide a source for any additional cash needs of our Hein Gericke operations during the 2007 season; or
•	Consider the repurchase of our outstanding stock.

     Subsequent to December 31, 2006, and directly resulting from the financial statement restatement process, we were unable to provide to the lenders timely financial statements for the quarters ended December 31, 2006, March 31, 2007, and June 30, 2007, as required by the credit agreement. Our lenders have waived certain provisions in the credit agreement and granted us an extension in time to provide these financial statements.

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

     We may also consider raising cash to meet the subsequent needs of our operations by issuing additional stock or debt, entering into partnership arrangements, liquidating one or more of our core businesses, or other means. Should these actions be insufficient, we may be forced to liquidate other non essential assets and significantly reduce overhead expenses.

CRITICAL ACCOUNTING POLICIES

          Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us are more fully described in our Annual Report on Form 10-K and include: valuation of long-lived assets; impairment of goodwill and intangible assets with indefinite lives; pension and postretirement benefits; deferred and noncurrent income taxes; environmental and litigation accruals; and revenue recognition. Estimates in each of these areas are based on historical experience and a variety of assumptions that we believe are appropriate. Actual results may differ from these estimates.

RESULTS OF OPERATIONS

   Business Transactions

     On October 18, 2006, we collected $2.75 million in cash in full payment of our note receivable from Voyager Kibris.  We recognized a gain of approximately $2.1 million in the three months ended December 31, 2006.

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

   Consolidated Results

     We currently report in three principal business segments: PoloExpress; Hein Gericke; and Aerospace.  Because PoloExpress and Hein Gericke are highly seasonal businesses, with an historic trend of a higher volume of sales and profits during the months of March through September, the discussion below should not be relied upon as a trend of our future results. The following table provides the revenues and operating income (loss) of our segments:

	Three Months Ended December 31,
(In thousands)	2006	2005
Revenues
PoloExpress Segment	$18,210	$13,845
Hein Gericke Segment	20,535	20,585
Aerospace Segment	21,641	16,880
Corporate and Other	258	258
Intercompany Eliminations	(21)	(21)
Total	$60,623	$51,547

Operating Income (Loss)
PoloExpress Segment	$(1,157)	$(1,016)
Hein Gericke Segment	(7,542)	(6,084)
Aerospace Segment	1,363	567
Corporate and Other	(3,440)	(2,661)
Total	$(10,776)	$(9,194)

     Revenues increased by $9.1 million, or 17.6%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This revenue improvement was driven by increased revenue in our PoloExpress and Aerospace operating segments as revenue increased $4.4 million and $4.8 million, respectively.  See segment discussion below for further details.

     Gross margin as a percentage of sales decreased to 37.1% in the first quarter of fiscal 2007 compared to 37.5% in the first quarter of fiscal 2006.  This margin decline was primarily driven by a decrease in gross margin at our Hein Gericke business to 40.5% for the quarter ended December 31, 2006 from 41.3% for the quarter ended December 31, 2005.

     Selling, general, and administrative expense includes pension and postretirement expense of $0.8 million and $0.9 million for the quarter ended December 31, 2006 and the quarter ended December 31, 2005, respectively, primarily relating to inactive and retired employees of businesses that we sold and for which we retained the pension or postretirement liability.  Selling, general, and administrative expense, excluding pension and postretirement expense, as a percentage of sales increased to 58.5% for the three months ended December 31, 2006 compared to 54.5% for the first quarter of fiscal 2005.  Selling, general, and administrative expense for the three months ended December 31, 2005, benefited from $3.8 million received by us from the settlement of the shareholder derivative litigation, offset partially by $0.6 million of related legal fees. Without this benefit, selling, general, and administrative expense, excluding pension and postretirement expense, as a percentage of sales would have been approximately 62.8% in the quarter ended December 31, 2005.  This effective improvement in selling, general, and administrative expense as a percentage of sales primarily resulted from increased sales in our Aerospace segment without a commensurate increase in operating expenses.  See segment discussion below for further details.

     Other income, net increased by $2.5 million for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005.  This increase resulted primarily from the $2.1 million gain recognized from the collection in full of a note receivable in October 2006.

     Interest expense increased $2.1 million for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.  This increase principally resulted from $1.4 million of interest expense from the correction of the carrying value of the liability associated with our arrangement to acquire the remaining 7.5% of PoloExpress.

     The fair market value adjustment of our position in a ten-year $100.0 million interest rate contract improved by $0.8 million in the three months ended December 31, 2005. The fair market value adjustment of this agreement reflected increasing interest rates and caused the favorable change in fair market value of the contract in these periods.  We settled the interest rate contract at the end of December 2005.  Accordingly, we will have no further income or loss from this contract.  The settlement allowed us to increase cash available for operations by releasing approximately $2.5 million of cash held in escrow in excess of the liability.

     The tax provision for the three months ended December 31, 2006 represents $0.6 million of state taxes. No federal tax provision was accrued, due to our foreign operations reporting a loss for the quarter and our annual projected loss for domestic operations.

     Loss from discontinued operations includes the results of the Airport Plaza shopping center prior to its sale and certain legal and environmental expenses associated with our former businesses. The loss from discontinued operations for the three months ended December 31, 2006 consists primarily of $3.7 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago and a $1.5 million increase in our environmental accrual, offset partially by $3.3 million insurance reimbursement. The loss from discontinued operations for the three months ended December 31, 2005 resulted from a $0.2 million increase in our environmental accrual and a $0.2 million loss at our shopping center.

     We recognized a $12.5 million gain on the disposal of discontinued operations in each of the three months ended December 31, 2006 and December 31, 2005, due to $12.5 million of additional proceeds earned from the sale of the fastener business. No related income tax expense was recorded due to our overall domestic tax loss.

Segment Results

PoloExpress Segment

     Our PoloExpress segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists.  As of December 31, 2006, PoloExpress operated 93 retail shops in Germany and 2 shops in Switzerland. While the PoloExpress retail stores primarily sell PoloExpress brand products, these retail stores also sell products of other manufacturers, the inventory of which is owned by the Company.  The PoloExpress segment is a seasonal business, with an historic trend of a higher volume of sales and profits during March through September.

     Sales in our PoloExpress segment increased by $4.4 million, or 31.5%, for the quarter ended December 31, 2006 compared to the year-ago period.  Retail sales per square meter was $393 in the three months ended December 31, 2006 compared to $339 in the three months ended December 31, 2005.  This increase resulted from an improvement in same store sales of 15.6% and the effect of 5 stores, which were newly opened or relocated during fiscal 2006.  Foreign currency exchange rates on the translation of European sales into U.S. dollars changed favorably and increased our revenues by approximately $1.4 million in 2007.  Operating income in our PoloExpress segment decreased $0.1 million in the December 2006 quarter compared to the year-ago period.  This slight decrease in operating income resulted from the impact of a newly opened shop in Switzerland.

Hein Gericke Segment

     Our Hein Gericke segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. As of December 31, 2006, Hein Gericke operated 146 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Turkey, and the United Kingdom.  Although the Hein Gericke retail stores primarily sell Hein Gericke brand items, these retail stores also sell products of other manufacturers, the inventory of which is owned by the Company. Fairchild Sports USA, located in Tustin, California, designs and sells apparel and accessories under private labels for third parties and sells licensed product to Harley-Davidson dealers. The Hein Gericke segment is a seasonal business, with an historic trend of a higher volume of sales during March through September.

     Sales in our Hein Gericke segment decreased $0.1 million, or 0.2%, for the quarter ended December 31, 2006 compared to the year-ago period.  Sales at Hein Gericke retail locations increased $2.6 million, or 15.5%, for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005.  Retail sales per square meter increased to $378 for the December 2006 quarter compared to $319 for the year-ago period.  The increase in Hein Gericke retail sales reflected a same store sales increase of 5.8% in the December 2006 quarter.  The improvement in retail sales was offset by a $2.7 million decrease in sales at Fairchild Sports USA, whose operations were substantially downsized in fiscal 2006.  Foreign currency exchange rates on the translation of European sales into U.S. dollars changed favorably and increased our revenues by approximately $1.5 million in the December 2006 quarter compared to the December 2005 quarter.  The operating results in our Hein Gericke segment decreased by $1.5 million in the quarter ended December 31, 2006, compared to the year-ago period, due primarily to a $1.4 million decline in operating results at Hein Gericke Germany.

Aerospace Segment

     Our Aerospace segment has five locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, and one location provides overhaul and repair capabilities. The products distributed include: navigation and radar systems; instruments and communication systems; flat panel technologies; and rotables. Our location in Titusville, Florida overhauls and repairs landing gear, pressurization components, instruments, and other components.  Customers include original equipment manufacturers, commercial airlines, corporate aircraft operators, fixed-base operators, air cargo carriers, general aviation suppliers, and the military.  Sales in our Aerospace segment increased by $4.8 million, 28.2%, for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005.  This increase reflected an overall improvement in the areas of the aerospace industry for which we provide products.

     Operating income increased $0.8 million to $1.4 million for the quarter ended December 31, 2006 from $0.6 million for the year-ago period. The improved operating income resulted from increased sales accompanied by stable gross margin and reduced selling, general, and administrative expenses as a percentage of sales in the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005.

Corporate and Other

     Our other operations consist of a 208,000 square foot manufacturing facility located in Fullerton, California that we own and lease to Alcoa, and a 58,000 square foot manufacturing facility located in Huntington Beach, California that we own and lease to PCA Aerospace. The Fullerton property is leased to Alcoa through October 2007.  On October 31, 2007, we sold the Fullerton property to Alcoa for $19.0 million.

     The Huntington Beach property is leased to PCA Aerospace through October 2011 and is expected to generate revenues and operating income of $0.4 million per year.  In October 2007, we amended our arrangement with PCA Aerospace whereby we can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $5.0 million under a put option we hold which can be exercised at any time through January 12, 2012.  PCA Aerospace also holds a similar purchase option. In November 2007, we exercised our put option.  Accordingly, PCA Aerospace will have up to six months to purchase the property from us at the fair market value, which we believe is $8.0 million.  At December 31, 2006, the book value of the Huntington Beach property was $2.9 million.

     The operating loss at corporate increased by $0.8 million for the three months ended December 31, 2006 compared to the three months ended December 31, 2005, due primarily to the settlement of shareholder derivative litigation during the December 2005 quarter. We recognized a net reduction in general and administrative expenses of $3.2 million in the December 2005 quarter from net proceeds we received as a result of settlement of shareholder derivative litigation.  After adjusting for the one-time benefit in the December 2005 quarter from the shareholder litigation settlement, the Company actually experienced a $2.4 million decrease in operating loss.  This improvement primarily resulted from the $2.1 million gain recognized on the full collection of a note receivable in October 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total capitalization as of December 31, 2006 and September 30, 2006 was $184.6 million and $180.0 million, respectively. The three-month change in capitalization included a net increase of $2.8 million in debt resulting from $7.3 million of additional borrowings from our credit facilities, offset partially by approximately $5.4 million of debt repayments and a $0.9 million increase due to the change in foreign currency on debt denominated in euros. Equity increased by $1.8 million, reflecting $5.3 million from other comprehensive income offset partially by our $3.5 million net loss. Our combined cash and investment balances totaled $115.1 million on December 31, 2006, as compared to $130.4 million on September 30, 2006, and included restricted investments of $70.9 million and $67.0 million at December 31, 2006 and September 30, 2006, respectively.

     Net cash used for operating activities for the three months ended December 31, 2006, was $7.7 million and included a $20.5 million increase in net operating assets, principally related to the $12.5 million due from Alcoa and an $8.9 million increase in inventory, offset partially by $15.8 million of trading securities liquidated to fund our operating requirements.  Net cash used for operating activities for the three months ended December 31, 2005, was $8.0 million and included a $21.6 million increase in net operating assets, principally related to the $12.5 million due from Alcoa and a $6.8 million increase in inventory, offset partially by $9.5 million of trading securities liquidated to fund our operating requirements.

     Net cash provided by investing activities for the three months ended December 31, 2006 was $3.0 million, and included $0.3 million of proceeds received from investment securities and $3.9 million from the collection of notes receivable, offset partially by $1.2 million of capital expenditures.  Net cash provided by investing activities for the three months ended December 31, 2005 was $7.7 million, and included $9.4 million of proceeds received from investment securities, offset partially by $2.3 million of capital expenditures.

     Net cash provided by financing activities was $1.9 million for the three months ended December 31, 2006, which reflected $7.3 million received on additional borrowings, offset partially by $5.4 million of debt repayments.  Net cash provided by financing activities was $0.8 million for the three months ended December 31, 2005, which reflected $11.8 million of debt repayments, including the liquidation of the $100 million interest rate contract, offset by $12.8 million received on additional borrowings.

     Our principal cash requirements include supporting our current operations, general and administrative expenses, capital expenditures, and the payment of other liabilities including pension and postretirement benefits, environmental investigation and remediation costs, and litigation related costs.

     Our cash needs are generally the highest during our second and third quarters of our fiscal year, when our Hein Gericke and PoloExpress segments purchase inventory in advance of the spring and summer selling seasons. Accordingly, €10.0 million was available and utilized to finance the fiscal 2007 seasonal trough to support our PoloExpress operations, and €9.0 million will be available to finance the fiscal 2008 season. We expect that cash on hand, including the Alcoa earn-out and escrow, the proceeds available from additional seasonal borrowings, cash available from lines of credit, and proceeds received from dispositions of short-term investments and other non-core assets, will be adequate to satisfy our cash requirements through December 2007.

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

     The costs of being a small to mid-sized public company have increased substantially with the introduction and implementation of controls and procedures mandated by the Sarbanes-Oxley Act of 2002. Audit and corporate governance related fees have significantly increased over the past two years. Our increased costs also include the effects of acquisitions and additional costs related to compliance with various financing agreements. The costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002 alone substantially increased our audit and related costs to approximately $3.1 million in fiscal 2005, as compared to only $1.6 million in fiscal 2004. This increase is significant for a company of our size.  However, on March 31, 2006, our market capitalization was below the $50.0 million threshold and remained below $75.0 million as of March 31, 2007.  Accordingly, on September 30, 2007, we will continue to be deemed a non-accelerated filer in accordance with the United States Securities and Exchange Commission regulations and will not be required to have an external audit of our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 in fiscal 2007.  We did not have an external audit of our internal controls resulting in a reduction in our audit fees in fiscal 2006.  However, audit expenses associated with the restatement increased our 2006 audit fees to $3.5 million. As a result of the escalating costs, we decided to change our independent registered public accountants in an effort to bring audit expenses back in line with what is commercially reasonable for a company of our size.

     We considered additional options for reducing our public company costs, including opportunities to take our company private, or “going dark”. An offer to take our company private at $2.73 per share, led by Jeffrey Steiner, our Chairman and Chief Executive Officer, and Philip Sassower, was terminated.  As of this date, no further discussions are on-going. However, our senior management will continue to pursue opportunities to reduce our public company costs and our corporate expenses and consider any other opportunities to restructure our existing debt and pursue additional merger, acquisition, and divestiture opportunities.

     In the event our cash needs are substantially higher than projected, particularly during the fiscal 2008 seasonal trough, we will take additional actions to generate the required cash.  These actions may include one or any combination of the following:

•	Liquidating investments and other non-core assets.
•
Refinancing existing debt and borrowing additional funds which may be available to us from improved performance at our Aerospace and PoloExpress operations or increased values of certain real estate we own.

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

     We may also consider raising cash to meet the subsequent needs of our operations by issuing additional stock or debt, entering into partnership arrangements, liquidating one or more of our core businesses, or other means. Should these actions be insufficient, we may be forced to liquidate other non essential assets and significantly reduce overhead expenses.

Off Balance Sheet Items

     On December 31, 2006, approximately $1.2 million of bank loans received by retail shop partners in the PoloExpress and Hein Gericke segments were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us. These guarantees were assumed by us when we acquired the PoloExpress and Hein Gericke businesses. We have guaranteed loans to shop partners for the purchase of store fittings in certain locations where we sell our products. The loans are secured by the store fittings purchased to outfit these retail stores.

Contractual and Other Obligations

     At December 31, 2006, we had contractual commitments to repay debt, to make payments under operating and capital lease obligations, to make pension contribution payments, and to purchase the remaining 7.5% interest in PoloExpress.  Our operations enter into purchase commitments in the normal course of business.

     Payments due under our debt obligations, including capital lease obligations, are expected to be $24.0 million for the remainder of fiscal 2007, $35.8 million in fiscal 2008, $3.0 million in fiscal 2009, $30.4 million in fiscal 2010, $0.6 million in 2011, and none thereafter.  Payments due under our operating lease obligations will be $16.6 million for the remainder of fiscal 2007, $17.5 million in fiscal 2008, $13.2 million in fiscal 2009, $9.7 million in fiscal 2010, $7.2 million in fiscal 2011, and $23.7 million thereafter.

     At December 31, 2006, we had outstanding borrowings of $13.0 million on a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our Aerospace segment, and $2.1 million was available for future borrowings at December 31, 2006. Borrowings under the facility are collateralized by a security interest in the assets of our Aerospace segment. The loan bears interest at 1.0% over prime (9.25% at December 31, 2006) and we pay a non-usage fee of 0.5%. The credit facility matures in January 2008. The credit facility requires that our Aerospace segment maintain compliance with certain covenants.  The most restrictive of the covenants requires the borrowing company, a subsidiary of our Aerospace segment, to maintain a minimum net worth on a quarterly basis, of $14.0 million, plus 25% of cumulative net earnings through the end of the fiscal period.  At December 31, 2006, the net worth of the borrowing company was short of the covenant requirement by approximately $0.3 million, which, at CIT’s option could result in an acceleration of the maturity of the loan. However, we were in compliance with all covenants under this credit agreement, including the minimum net worth covenant, on March 31, 2007 and June 30, 2007. We are currently involved in discussions with CIT to extend the maturity of the loan and to receive a waiver from the minimum net worth covenant compliance for December 31, 2006.  Management expects to continue under the current terms and conditions of the arrangement until renegotiation of the credit facility is completed.

     Based upon the Employee Retirement Income Security Act of 1974 and our actuary’s assumptions and projections completed for last fiscal year, we would not have to provide additional cash contributions to our largest pension plan until 2008. However, recently the Pension Protection Act of 2006 was enacted into law. The Pension Protection Act of 2006 will change significantly the timing and amount of our annual contribution requirements from those we previously disclosed under the Employee Retirement Income Security Act of 1974. Our actuaries currently project that the amount of our future contribution requirements under the Pension Protection Act of 2006 will be $5.1 million in 2008, $7.2 million in 2009, $7.4 million in 2010, $7.4 million in 2011, and $18.9 million thereafter. In lieu of these changes, we are currently evaluating the pension asset portfolio mix to determine the appropriate level of maximizing investment returns while maintaining a reasonable and tolerable level of risk.

     In addition, we are required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

     We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At December 31, 2006, we had contingent liabilities of $3.0 million on commitments related to outstanding letters of credit.

     Currently, we are not being audited by the IRS for any years. However, we are currently being audited in Germany for 1997 through 2002. Our tax liability was $46.3 million at December 31, 2006. However, based on tax planning strategies, we do not anticipate having to satisfy the tax liability over the short-term.  In March 2007, our tax liability was reduced by approximately $32.8 million due to the expiration of the related statute of limitations and closure of the related tax period.

     We have $32.2 million classified as other long-term liabilities at December 31, 2006, including $13.9 million due to purchase the remaining 7.5% interest in PoloExpress in April 2008. The remaining $18.3 million of other long-term liabilities includes environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

     Should any of these liabilities become immediately due, we may be obligated to obtain financing, raise capital, and/or liquidate assets to satisfy our obligations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permitting entities to elect fair value measurement for many financial instruments and certain other items. Unrealized gains and losses on designated items will be recognized in earnings at each subsequent period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. We are required to adopt this statement in October 2008 and we are currently evaluating the potential impact to our future results of operations, financial position, and cash flows.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We are required to adopt this statement in October 2008 and we are currently evaluating the potential impact to our future results of operations, financial position, and cash flows.

     In September 2006, the FASB published SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Pension Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).  SFAS No. 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and will be adopted by the Company as of September 30, 2007.  If SFAS No. 158 was adopted as of September 30, 2006, the Company would have recorded a reduction in prepaid assets and other assets of $18.1 million and $1.5 million, respectively, a decrease in pension liabilities of $2.6 million, and a charge to other comprehensive income (loss) of $17.0 million.

     In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN No. 48 effective October 1, 2007. The cumulative effect of initially adopting FIN No. 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN No. 48. We are currently evaluating the impact this new standard will have on our future results of operations, financial position, and cash flows.

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

     Interest Rate Risk: In May 2004, we issued a floating rate note with a principal amount of €25.0 million. Embedded within the promissory note agreement is an interest rate cap protecting one half of the €25.0 million borrowed. The embedded interest rate cap limits to 6% the 3-month EURIBOR interest rate that we must pay on the promissory note. We paid approximately $0.1 million to purchase the interest rate cap. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. We are accounting for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument. At December 31, 2006, the fair value of this instrument is nominal.

     Essentially all of our other outstanding debt is variable rate debt.  We are exposed to risks of rising interest rates, which could result in rising interest costs.

     Foreign Currency Risk: We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, if we deem it appropriate, we may consider utilizing foreign currency forward contracts in the future. For the three months ended December 31, 2006, we estimate that approximately 62% of our total revenues were derived from customers outside of the United States, with approximately 62% of our total revenues denominated in currencies other than the U.S. dollar. We estimate that revenue and operating expenses for the three months ended December 31, 2006 were higher by $2.9 million and $1.9 million, respectively, as a result of changes in exchange rates compared to the three months ended December 31, 2005. At December 31, 2006, we had $45.5 million of working capital denominated in foreign currencies. At December 31, 2006, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency at December 31, 2006:

				Total
	Euro	British Pound	Swiss Franc	Exposure
Revenues	74%	24%	2%	100%
Operating Expenses	79%	19%	2%	100%
Working Capital	86%	12%	2%	100%

     A hypothetical 10% strengthening of the U.S. dollar during the quarter ended December 31, 2006 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $3.4 million and reduced operating expenses by approximately $2.3 million, resulting in a $1.1 million improvement in our operating loss as compared to what was actually reported. Working capital at December 31, 2006, would have been approximately $4.1 million lower than actually reported, if we had used this hypothetical stronger U.S. dollar.

     Inflation: We believe that inflation has not had a material impact on our results of operations for the three months ended December 31, 2006. However, we cannot assure you that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 4.  CONTROLS AND PROCEDURES

Material Weaknesses in Disclosure Controls and Procedures

     As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006, and based on this evaluation, noted the continued existence of a material weaknesses in our disclosure controls and procedures related to accounting for income taxes and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

Changes in Disclosure Controls and Procedures

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

     Notwithstanding the foregoing efforts, we are continuing to undertake steps to resolve the material weaknesses described above.   During the quarter ended December 31, 2006, we hired an additional person with significant technical accounting experience.  Additionally, we accelerated the timing of internal communication to discuss the accounting for non-routine or complex transactions.  Subsequent to December 31, 2006, we hired an additional person with significant tax experience.  However, a determination that these material weaknesses have been corrected can only be substantiated by the passage of time and displayed by staff performance.

Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that, as a result of the material weaknesses described above, such disclosure controls were not effective as of the end of the period covered by this report.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The information required to be disclosed under this Item is set forth in Footnote 8 (Contingencies) of the condensed consolidated financial statements (unaudited) included in this Form 10-Q.

Item 1A.  Risk Factors

     A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. There have been no material changes in our risks from such description.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

     There were no unregistered sales of equity securities.

Item 5.  Other Information

     The Board of Directors has established a Governance and Nominating Committee consisting of non-employee independent directors, which, among other functions, identifies individuals qualified to become board members, and selects, or recommends that the Board select, the director nominees for the next annual meeting of shareholders.  As part of its director selection process, the Committee considers recommendations from many sources, including:  management, other board members and the Chairman.  The Committee will also consider nominees suggested by stockholders of the Company. Stockholders wishing to nominate a candidate for director may do so by sending the candidate’s name, biographical information and qualifications to the Chairman of the Governance and Nominating Committee c/o the Corporate Secretary, The Fairchild Corporation, 1750 Tysons Blvd., Suite 1400, McLean, Virginia  22102.

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

           *31.1    Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act.

           *31.2    Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act.

           *32.1    Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act.

           *32.2    Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.

For	THE FAIRCHILD CORPORATION
(Registrant) and as its Chief
Financial Officer:

By:	/s/	MICHAEL L. McDONALD
Michael L. McDonald
Chief Financial Officer

Date:           November 30, 2007