Form 10-Q
period 2007-03-31
FAIRCHILD CORP
filed 2007-11-30
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007
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
FOR THE PERIOD ENDED MARCH 31, 2007

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
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	March 31, 2007	September 30, 2006
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$12,003	$8,541
Short-term investments - unrestricted	15,692	50,510
Short-term investments - restricted	51,650	6,002
Accounts receivable-trade, less allowances of $1,179 and $1,083	18,572	16,927
Finished goods inventories, less reserves of $16,059 and $15,223	135,406	106,718
Prepaid expenses and other current assets	20,834	10,795
Total Current Assets	254,157	199,493

Property, plant and equipment, net of accumulated
depreciation of $28,850 and $24,989	59,592	58,698
Goodwill	12,322	14,128
Amortizable intangible assets, net of accumulated amortization of $1,959 and $1,673	1,007	1,279
Unamortizable intangible assets	32,679	30,969
Prepaid pension assets	34,223	33,373
Deferred loan fees	1,936	3,170
Long-term investments - unrestricted	3,499	4,370
Long-term investments - restricted	21,902	60,949
Notes receivable	3,339	5,396
Other assets	4,179	3,304
TOTAL ASSETS	$428,835	$415,129

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2007	September 30, 2006
	(Unaudited)
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$60,149	$25,492
Accounts payable	56,060	26,325
Accrued liabilities:
Salaries, wages and commissions	10,087	10,044
Insurance	7,234	7,357
Interest	840	1,810
Other accrued liabilities	25,659	28,304
Income taxes	1,155	2,314
Current liabilities of discontinued operations	-	62
Total Current Liabilities	161,184	101,708

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	30,098	65,450
Other long-term liabilities	31,746	31,750
Pension liabilities	40,183	40,622
Retiree health care liabilities	24,758	26,008
Deferred tax liability	4,761	4,530
Noncurrent income taxes	7,582	39,923
Noncurrent liabilities of discontinued operations	16,120	16,120
TOTAL LIABILITIES	316,432	326,111

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,480 shares issued and 22,605 shares outstanding;
entitled to one vote per share	3,047	3,047
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 shares issued and outstanding; entitled
to ten votes per share	262	262
Paid-in capital	232,625	232,612
Treasury stock, at cost, 7,875 shares of Class A common stock	(76,352)	(76,352)
Retained earnings (accumulated deficit)	1,927	(15,680)
Notes due from stockholders	(43)	(43)
Accumulated other comprehensive loss	(49,063)	(54,828)
TOTAL STOCKHOLDERS' EQUITY	112,403	89,018
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$428,835	$415,129

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
REVENUE:		(Restated)		(Restated)
Net sales	$80,775	$62,727	$141,160	$114,038
Rental revenue	237	237	475	475
	81,012	62,964	141,635	114,513
COSTS AND EXPENSES:
Cost of goods sold	49,268	38,976	87,278	71,064
Cost of rental revenue	59	51	119	107
Selling, general & administrative expense	40,479	35,438	76,759	64,482
Other income, net	(779)	(712)	(3,867)	(1,285)
Amortization of intangibles	141	129	279	257
	89,168	73,882	160,568	134,625

OPERATING LOSS	(8,156)	(10,918)	(18,933)	(20,112)

Interest expense	(4,096)	(1,772)	(9,146)	(4,758)
Interest income	630	611	1,750	959
Net interest expense	(3,466)	(1,161)	(7,396)	(3,799)
Investment income	736	389	1,932	1,317
Increase in fair market value of interest rate contract	-	-	-	836
Loss from continuing operations before taxes	(10,886)	(11,690)	(24,397)	(21,758)
Income tax (provision) benefit	(49)	5	(656)	18
Equity in earnings (loss) of affiliates, net	-	(1)	89	(42)
Loss from continuing operations	(10,935)	(11,686)	(24,964)	(21,782)
Earnings (loss) from discontinued operations, net	(778)	621	(2,744)	210
Gain on disposal of discontinued operations, net	32,815	-	45,315	12,500
NET EARNINGS (LOSS)	$21,102	$(11,065)	$17,607	$(9,072)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(0.43)	$(0.46)	$(0.99)	$(0.86)
Earnings (loss) from discontinued operations, net	(0.03)	0.02	(0.11)	0.01
Gain on disposal of discontinued operations, net	1.30	-	1.80	0.49
NET EARNINGS (LOSS) PER SHARE	$0.84	$(0.44)	$0.70	$(0.36)
Weighted average shares outstanding:
Basic and Diluted	25,226	25,226	25,226	25,226

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended March 31,
	2007	2006
	(Unaudited)
		(Restated)
Cash flows from operating activities:
Net earnings (loss)	$17,607	$(9,072)
Depreciation and amortization	4,086	3,291
Non-cash interest expense	2,844	469
Gain on collection of note receivable	(2,110)	-
Stock compensation expense	13	90
Increase in fair market value of interest rate contract	-	(836)
Equity in (earnings) loss of affiliates, net of distributions	(89)	42
Gain on sale of investments	(1,294)	(712)
Net proceeds from the sale of trading securities	32,301	10,031
Changes in operating assets and liabilities	(15,512)	(12,488)
Non-cash charges and working capital changes of discontinued operations	(45,378)	(12,103)
Net cash used for operating activities	(7,532)	(21,288)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,690)	(4,120)
Change in available-for-sale investment securities, net	29	9,526
Equity investment in affiliates	-	(43)
Proceeds from sale of equity investment in affiliates	95	-
Net proceeds from the sale of discontinued operations	12,500	12,500
Collections of notes receivable	3,767	548
Net cash provided by investing activities of discontinued operations	-	41
Net cash provided by investing activities	12,701	18,452
Cash flows from financing activities:
Proceeds from issuance of debt	15,031	23,584
Debt repayments	(16,973)	(13,849)
Payment of interest rate contract	-	(4,310)
Payment of financing fees	(18)	(289)
Loan repayments from stockholders	-	66
Net cash used for financing activities of discontinued operations	-	(343)
Net cash provided by (used for) financing activities	(1,960)	4,859
Net change in cash and cash equivalents	3,209	2,023
Effect of exchange rate changes on cash	253	1
Cash and cash equivalents, beginning of the period	8,541	12,582
Cash and cash equivalents, end of the period	$12,003	$14,606

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated balance sheet as of March 31, 2007, and the condensed consolidated statements of operations, and cash flows for the periods ended March 31, 2007 and 2006 have been prepared by us, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2007, and for all periods presented, have been made. These adjustments include certain reclassifications, which reflect the sale of our shopping center and the sale of the remaining operations of a landfill development partnership as discontinued operations.  These adjustments also include restatement adjustments.  For additional discussion regarding the nature and impact of the restatement adjustments, see Note 2 of these condensed consolidated financial statements as well as Notes 2 and 18 of our audited financial statements in our 2006 Annual Report on Form 10-K.

     During the three months ended December 31, 2006, we corrected the carrying value of the liability associated with our arrangement to acquire the remaining 7.5% of PoloExpress.  As a result of this correction, we recognized $1.3 million of interest expense during the six months ended March 31, 2007 that pertained to periods prior to October 1, 2006.  Management believes the impact of this error is immaterial in each applicable prior period.

     The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.  The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.  Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

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

Stock-Based Compensation

     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, on October 1, 2005, and accordingly, we recognized a nominal amount of compensation cost in the three and six months ended March 31, 2007 and 2006. No tax benefits and deferred tax assets were recognized on the compensation cost because our tax position reflects a full domestic valuation allowance against deferred tax assets.

     Our employee stock option plan expired in April 2006 and our non-employee directors’ stock option plan expired in September 2006.  As of March 31, 2007, outstanding stock options on Class A common stock reflected only those stock options granted prior to the expiration of the plans.  During the six months ended March 31, 2006, the Company granted 3,000 stock options at a weighted-average exercise price of $2.46 per share.  On March 31, 2007, we had outstanding stock option awards of 322,917, of which 232,917 stock option awards were vested.  No new stock option plans are being proposed at this time.

Comprehensive Income (Loss)

     The activity in other comprehensive income (loss), net of tax, was:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2007	2006	2007	2006
Net earnings (loss)	$21,102	$(11,065)	$17,607	$(9,072)
Unrealized periodic holding gains (losses) on available-for-sale securities	(314)	4,118	1,947	3,117
Foreign currency translation adjustments	784	1,096	3,818	68
Unrealized holding gains on derivatives	-	-	-	299
Other comprehensive income (loss)	$21,572	$(5,851)	$23,372	$(5,588)

     The components of accumulated other comprehensive loss were:

(In thousands)	March 31, 2007	September 30, 2006
Unrealized holding gains on available-for-sale securities	$7,506	$5,559
Foreign currency translation adjustments	5,454	1,636
Excess of additional pension liability over unrecognized prior service costs	(62,023)	(62,023)
Accumulated other comprehensive loss	$(49,063)	$(54,828)

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

     During the course of our fiscal 2006 audit and based upon discussions with our external independent registered public accounting firm and management, the Audit Committee of our Board of Directors concluded in January 2007 that our previously filed interim and audited consolidated financial statements should not be relied upon since they were prepared applying accounting practices in accounting for income taxes that did not comply with U.S. generally accepted accounting principles (“GAAP”) and, consequently, we would restate our consolidated financial statements. During the course of management’s review of the Company’s historical financial statements, additional errors were identified.  The consolidated financial statements for the three and six months ended March 31, 2006 included in this Quarterly Report on Form 10-Q include restatement adjustments that we have categorized into the following three areas: our accounting for income taxes; our accounting for commitments and contingencies; and our accounting for long-term investments.

     As a result of the restatement, originally reported net loss for the three and six months ended March 31, 2006 decreased by $1.1 million ($0.04 per share) and $1.2 million ($0.05 per share), respectively.  The cumulative impact of errors related to periods prior to September 30, 2005 of $1.4 million has been reflected as an increase to beginning retained earnings as of October 1, 2005.

     The following table summarizes the impact of the restatement adjustments on net loss and basic and diluted earnings (loss) per share for the three and six months ended March 31, 2006.

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	March 31, 2006	March 31, 2006
Net loss, as previously reported	$(12,125)	$(10,241)
Restatement adjustments for:
Commitments and contingencies	50	55
Long-term investments	983	1,009
Income taxes	27	105
Net loss, as restated	$(11,065)	$(9,072)

Basic and diluted earnings (loss) per share:
As previously reported	$(0.48)	$(0.41)
Total impact of restatement adjustments	0.04	0.05
As restated	$(0.44)	$(0.36)

Financial Statement Impact

  Statement of Operations Impact

     The following table displays the cumulative impact of the restatement on the condensed consolidated statements of operations for the three months ended March 31, 2006.

		Restatement Adjustments for:
(In thousands)	As Previously Reported (a)	Income Taxes	Commitments and Contingencies	Long-term Investments	Total Restatement Adjustments	As Restated
Revenues	$62,964	$-	$-	$-	$-	$62,964
Cost of revenues	39,027	-	-	-	-	39,027
Other operating expenses	34,832	-	23	-	23	34,855
Operating loss	(10,895)	-	(23)	-	(23)	(10,918)
Net interest expense	(1,261)	-	73	27	100	(1,161)
Investment income	389	-	-	-	-	389
Loss from continuing operations before taxes	(11,767)	-	50	27	77	(11,690)
Income tax (provision) benefit	(22)	27	-	-	27	5
Equity in loss of affiliates, net	(957)	-	-	956	956	(1)
Loss from continuing operations	(12,746)	27	50	983	1,060	(11,686)
Earnings from discontinued operations, net	621	-	-	-	-	621
Net loss	$(12,125)	$27	$50	$983	$1,060	$(11,065)

(a)
Certain previously reported balances have been reclassified to conform to the current condensed consolidated balance sheet presentation, including reclassification to discontinued operations of those assets and liabilities related to a landfill development partnership, sold in April 2006, and Airport Plaza shopping center, sold in July 2006.

     The following table displays the cumulative impact of the restatement on the condensed consolidated statements of operations for the six months ended March 31, 2006.

		Restatement Adjustments for:
(In thousands)	As Previously Reported (a)	Income Taxes	Commitments and Contingencies	Long-term Investments	Total Restatement Adjustments	As Restated
Revenues	$114,513	$-	$-	$-	$-	$114,513
Cost of revenues	71,171	-	-	-	-	71,171
Other operating expenses	63,383	-	71	-	71	63,454
Operating loss	(20,041)	-	(71)	-	(71)	(20,112)
Net interest expense	(3,979)	-	126	54	180	(3,799)
Investment income	1,317	-	-	-	-	1,317
Increase in fair market value of interest rate contract	836	-	-	-	-	836
Loss from continuing operations before taxes	(21,867)	-	55	54	109	(21,758)
Income tax (provision) benefit	(87)	105	-	-	105	18
Equity in loss of affiliates, net	(997)	-	-	955	955	(42)
Loss from continuing operations	(22,951)	105	55	1,009	1,169	(21,782)
Earnings from discontinued operations, net	210	-	-	-	-	210
Gain on disposal of discontinued operations, net	12,500	-	-	-	-	12,500
Net loss	$(10,241)	$105	$55	$1,009	$1,169	$(9,072)

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

     A summary of the cash equivalents and investments held by us follows:

	March 31, 2007		September 30, 2006
	Aggregate		Aggregate
	Fair	Cost	Fair	Cost
(In thousands)	Value	Basis	Value	Basis
Cash and cash equivalents:
Money market and other cash funds	$12,003	$12,003	$8,541	$8,541
Total cash and cash equivalents	12,003	12,003	8,541	8,541

Short-term investments:
Money market funds – available-for-sale – restricted	12,364	12,364	6,002	6,002
Corporate bonds – available-for-sale – restricted	23,702	23,914	-	-
Corporate bonds – trading securities	14,079	14,079	42,919	42,919
Equity securities – trading securities	-	-	2,459	2,459
Equity and equivalent securities – available-for-sale	1,613	825	5,132	825
Equity and equivalent securities – available-for-sale – restricted	15,584	12,492	-	-
Total short-term investments	67,342	63,674	56,512	52,205

Long-term investments:
U.S. government securities – available-for-sale – restricted	-	-	512	512
Money market funds – available-for-sale – restricted	6,793	6,793	10,313	10,313
Corporate bonds – available-for-sale – restricted	3,288	3,288	28,934	29,326
Equity and equivalent securities – available-for-sale – restricted	11,821	7,985	9,275	7,984
Other securities – available-for-sale – restricted	-	-	11,915	11,565
Other investments, at cost	3,499	3,499	4,370	4,370
Total long-term investments	25,401	21,565	65,319	64,070
Total cash equivalents and investments	$104,746	$97,242	$130,372	$124,816

     On March 31, 2007 and September 30, 2006, we had restricted investments of $73.6 million and $67.0 million, respectively, all of which are maintained as collateral for certain debt facilities, the Esser put option, environmental matters, and escrow arrangements. On March 31, 2007 and September 30, 2006, cash of $8.0 million and $3.4 million, respectively, is held by our European subsidiaries which have debt agreements that place restrictions on the amount of cash that may be transferred outside the borrowing companies. For additional information on debt see Note 4.

     On March 31, 2007, we had gross unrealized holding gains from available-for-sale securities of $7.7 million and gross unrealized losses from available-for-sale securities of $0.2 million. On September 30, 2006, we had gross unrealized holding gains from available-for-sale securities of $5.9 million and gross unrealized losses from available-for-sale securities of $0.4 million. We use the specific identification method to determine the gross realized gains (losses) from sales of available-for-sale securities.

4.	DEBT

     At March 31, 2007 and September 30, 2006, notes payable and long-term debt consisted of the following:

(In thousands)	March 31, 2007	September 30, 2006
Revolving credit facilities – Hein Gericke	$11,419	$11,425
Seasonal loan facilities – PoloExpress	12,142	-
Current maturities of long-term debt	36,588	14,067
Total notes payable and current maturities of long-term debt	60,149	25,492
GoldenTree term loan – Corporate	20,938	30,000
Term loan agreement – Hein Gericke	4,934	6,090
Term loan agreement – PoloExpress	9,201	11,292
Promissory note – Corporate	13,000	13,000
CIT revolving credit facility – Aerospace	10,422	9,603
GMAC credit facility – Hein Gericke	3,236	3,118
Other notes payable, collateralized by assets	3,444	3,837
Capital lease obligations	1,511	2,577
Less: current maturities of long-term debt	(36,588)	(14,067)
Net long-term debt	30,098	65,450
Total debt	$90,247	$90,942

     Term Loan at Corporate

     On May 3, 2006, we entered into a credit agreement with The Bank of New York, as administrative agent, and GoldenTree Asset Management, L.P., as collateral agent. The lenders under the Credit Agreement were GoldenTree Capital Opportunities, L.P. and GoldenTree Capital Solutions Fund Financing.  Pursuant to the credit agreement, we borrowed from the lenders $30.0 million. The loan matures on May 3, 2010, subject to certain mandatory prepayment events described in the credit agreement. Interest on the loan is LIBOR plus 7.5%, per annum, with an initial interest rate of 12.75% fixed through November 2006.  As of March 31, 2007, the applicable interest rate increased to 12.9%.  Subsequent interest periods may be selected by us, ranging from one month to nine months, or, if consented to by the lenders, for 12 months. Also, we may choose to convert the method of interest from a LIBOR based loan to a prime based loan.

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

     The credit agreement defines an “Available Amount” as $30.0 million, plus net cash proceeds from the sale of the Company’s shopping center, plus new money from any equity offerings and earnings from investments.  During the term of the loan, the aggregate of the following may not exceed the Available Amount (unless consented to by the lenders): additional investments by us in our PoloExpress or Hein Gericke segments or in any new company or new ventures; new acquisitions; guarantees by us of additional debt incurred by our PoloExpress or Hein Gericke segments (with an exception for the existing guarantees); loans by us to our sports and leisure segment (with an exception for the existing loans); and repurchases by us of our outstanding stock. The Available Amount was $40.3 million at March 31, 2007.

     During the term of the loan:

•
We must maintain cash, cash equivalents, or public securities that meet or exceed a minimum liquidity threshold of between $10.0 million and $20.0 million. At March 31, 2007, our minimum liquidity requirement was $10.0 million, and accordingly we have classified $10.0 million of qualified investments as restricted long-term investments.

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

     Credit Facilities at Hein Gericke and PoloExpress

     On March 1, 2006, our PoloExpress segment entered into an €11.0 million ($14.7 million at March 31, 2007) seasonal credit line with Stadtsparkasse Düsseldorf, with half of the facility available to us for the 2006 season. Borrowings under the facility for the 2006 season were repaid prior to June 30, 2006. The seasonal credit line bears interest at 1.5% over the three-month Euribor rate (5.22% at March 31, 2007) when utilized as a short-term credit facility and 2.75% over the European Overnight Interest Average rate (6.65% at March 31, 2007) when utilized as an overdraft facility.  In addition, we must pay a 1.25% per annum non-utilization fee on the available facility during the seasonal drawing period. The seasonal financing facility is 80% guaranteed by the German State of North Rhine-Westphalia. The seasonal facility will reduce by €1.0 million per year and expires on June 30, 2008.  On November 30, 2006, we amended the seasonal credit line with Stadtsparkasse Düsseldorf to include HSBC Trinkaus & Burkhardt AG as a second lender. This amendment allows us to borrow the entire €10.0 million ($13.3 million at March 31, 2007) facility for the 2007 season.

     At March 31, 2007, our German subsidiary, Hein Gericke Deutschland GmbH, and its German subsidiary, PoloExpress, had outstanding borrowings of €28.3 million ($37.7 million) due under its credit facilities with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt AG, which includes a revolving credit facility at Hein Gericke GmbH HHHproviding a credit line of €10.0 million ($11.4 million outstanding and $1.9 million available at March 31, 2007), at interest rates of 3.5% over the three-month Euribor (7.22% at March 31, 2007), which matures annually.  For this revolving credit line, we must pay a 1.25% per annum non-utilization fee.  Outstanding borrowings under the term loan facilities have blended interest rates, with $12.4 million (€9.3 million) bearing interest at 1% over the three-month Euribor rate (4.72% at March 31, 2007), with an interest rate cap protection in which our interest expense would not exceed 6% on 50% of debt, and the remaining $1.7 million (€1.3 million) bearing interest at a fixed rate of 6%. The term loans mature on March 31, 2009, and are secured by the assets of Hein Gericke Deutschland GmbH and PoloExpress and specified guarantees provided by the German State of North Rhine-Westphalia.

     The loan agreements require Hein Gericke Deutschland and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke Deutschland to maintain equity of €44.5 million ($59.3 million at March 31, 2007), as defined in the loan contracts.  At March 31, 2007, equity was €54.7 million ($72.9 million), which exceeded by €10.2 million ($13.6 million) the covenant requirements.  No dividends may be paid by Hein Gericke Deutschland unless such covenants are met and dividends may be paid only up to its consolidated after tax profits. As of March 31, 2007, Hein Gericke borrowed approximately $28.2 million (€21.1 million) from our subsidiary, Fairchild Holding Corp., which is not subject to restriction against repayment.  The loan agreements have certain restrictions on other forms of cash flow from Hein Gericke Deutschland. In addition, the loan covenants require Hein Gericke Deutschland and PoloExpress to maintain inventory and receivables in excess of €50.0 million ($66.7 million). At March 31, 2007, inventory and accounts receivable at Hein Gericke Deutschland and PoloExpress were €85.8 million ($114.4 million), which exceeded by €35.8 million ($47.7 million), the covenant requirement. The loan covenants also require Hein Gericke Deutschland to maintain inventory and accounts receivable at a rate of one and one half times the net debt position. At March 31, 2007, we were in compliance with the loan covenants.

     At March 31, 2007, our subsidiary, Hein Gericke UK Ltd had outstanding borrowings of $3.2 million (£1.6 million) on its £5.0 million ($9.8 million) credit facility with GMAC. The loan bears interest at 2.25% above the base rate of Lloyds TSB Bank Plc (7.5% at March 31, 2007) and matures on April 30, 2008. We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK Ltd and an investment with a fair market value of $5.1 million at March 31, 2007. The most restrictive covenant requires Hein Gericke UK to maintain a maximum level of inventory turns (“Inventory Turns”) as defined.  At March 31, 2007, Hein Gericke UK was in compliance with the Inventory Turns covenant.

     Credit Facility at Aerospace Segment

     At March 31, 2007, we had outstanding borrowings of $10.4 million on a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our Aerospace segment, and $3.7 million was available for future borrowings at March 31, 2007. Borrowings under the facility are collateralized by a security interest in the assets of our Aerospace segment. The loan bears interest at 1.0% over prime (9.25% at March 31, 2007) and we pay a non-usage fee of 0.5%. The credit facility matures in January 2008.  The credit facility requires our Aerospace segment maintain compliance with certain covenants.  The most restrictive of the covenants requires the borrowing company, a subsidiary of our Aerospace segment, to maintain a minimum net worth on a quarterly basis, of $14.0 million, plus 25% of cumulative net earnings through the end of the fiscal period.  At December 31, 2006, the net worth of the borrowing company was short of the covenant requirement by approximately $0.3 million, which, at CIT’s option could result in an acceleration of the maturity of the loan. However, we were in compliance with all covenants under this credit agreement, including the minimum net worth covenant, on March 31, 2007 and June 30, 2007. We are currently involved in discussions with CIT to extend the maturity of the loan and to receive a waiver from the minimum net worth covenant compliance for December 31, 2006.  Management expects to continue under the current terms and conditions of the arrangement until renegotiation of the credit facility is completed.

     Promissory Note – Corporate

     At March 31, 2007, we had an outstanding loan of $13.0 million with Beal Bank, SSB. The loan is evidenced by a Promissory Note dated as of August 26, 2004, and is secured by a mortgage lien on the Company’s real estate in Huntington Beach, California, Fullerton, California, and Wichita, Kansas. Interest on the note is at the rate of one-year LIBOR (determined on an annual basis), plus 6% (11.47% at March 31, 2007), and is payable monthly. The loan matures on October 31, 2007, provided that the Company may extend the maturity date for one year, during which time the interest rate will be one-year LIBOR plus 8%. The promissory note agreement contains a prepayment penalty of 3% if prepaid between September 2006 and October 30, 2007. On March 31, 2007, approximately $1.2 million of the loan proceeds were held in escrow to fund specific improvements to the mortgaged property.

     Guarantees

     At March 31, 2007, we included $1.0 million as debt for guarantees assumed by us of retail shop partners’ indebtedness incurred for the purchase of store fittings in Germany. These guarantees were issued by our subsidiaries in the PoloExpress segment and are collateralized by the fittings in the stores of the shop partners for whom we have guaranteed indebtedness. In addition, at March 31, 2007, approximately $1.0 million of bank loans received by retail shop partners in the PoloExpress segment were guaranteed by our subsidiaries prior to our acquisition of the PoloExpress business and are not reflected on our balance sheet because these loans have not been assumed by us.

     Letters of Credit

     We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee payment of our workers’ compensation liabilities. At March 31, 2007, we had contingent liabilities of $3.0 million, on commitments related to outstanding letters of credit which were secured by restricted cash collateral.

5.	PENSIONS AND POSTRETIREMENT BENEFITS

     The Company and its subsidiaries sponsor three qualified defined benefit pension plans and several other postretirement benefit plans. The components of net periodic benefit cost from these plans are as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$79	$96	$158	$193	$3	$7	$6	$13
Interest cost	2,376	2,626	4,758	5,252	380	518	760	1,037
Expected return on plan assets	(3,047)	(3,405)	(6,094)	(6,810)	-	-	-	-
Amortization of:
Prior service cost	65	91	130	181	(392)	(278)	(784)	(556)
Actuarial loss	810	894	1,610	1,788	264	379	528	758
Net periodic benefit cost	283	302	562	604	$255	$626	$510	$1,252
Settlement charge (a)	283	-	557	-
Total net pension cost	$566	$302	$1,119	$604

(a)
Represents the settlement charge from $2.3 million distributions of entitled benefits under our supplemental executive retiree plan, which requires us to expense a portion of the unrecognized actuarial loss and prior service costs during the three and six months ended March 31, 2007.

     Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. Based upon our actuary’s current assumptions and projections, we do not expect additional cash contributions to the largest pension plan to be required until 2008. Current actuarial projections indicate cash contribution requirements of $5.1 million in 2008, $7.2 million in 2009, $7.4 million in 2010, $7.4 million in 2011, and $18.9 million thereafter. We are also required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

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

6.	EARNINGS (LOSS) PER SHARE

     The following table illustrates the computation of basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share data)	2007	2006	2007	2006
Basic loss per share:		(Restated)		(Restated)
Loss from continuing operations	$(10,935)	$(11,686)	$(24,964)	$(21,782)
Weighted average common shares outstanding	25,226	25,226	25,226	25,226
Basic loss from continuing operations per share	$(0.43)	$(0.46)	$(0.99)	$(0.86)
Diluted loss per share:
Loss from continuing operations	$(10,935)	$(11,686)	$(24,964)	$(21,782)
Weighted average common shares outstanding	25,226	25,226	25,226	25,226
Options	antidilutive	antidilutive	antidilutive	antidilutive
Total shares outstanding	25,226	25,226	25,226	25,226
Diluted loss from continuing operations per share	$(0.43)	$(0.46)	$(0.99)	$(0.86)

     The computation of diluted loss from continuing operations per share for the three and six months ended March 31, 2007 excluded the effect of 322,917 incremental common shares attributable to the potential exercise of common stock options outstanding because the effect was antidilutive.  The computation of diluted loss from continuing operations per share for the three and six months ended March 31, 2006 excluded the effect of 768,120 incremental common shares attributable to the potential exercise of common stock options outstanding because the effect was antidilutive.

7.	EQUITY SECURITIES

     We had 22,604,835 shares of Class A common stock and 2,621,338 shares of Class B common stock outstanding at March 31, 2007.  Class A common stock is traded on the New York Stock Exchange.  There is no public market for the Class B common stock.  The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock.  The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.

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

     In October 2003, we learned that volatile organic compounds had been detected in amounts slightly exceeding regulatory thresholds in a town water supply well in East Farmingdale, New York. Subsequent sampling of groundwater from the extraction wells to be used in the remediation system for this site has indicated that contaminant levels at the extraction point are significantly higher than previous sampling results indicated.  These compounds may, to an as yet undetermined extent, be attributable to a groundwater plume containing volatile organic compounds, which may have had its source, at least in part, from plant operations conducted by a predecessor of ours in Farmingdale. We are aiding East Farmingdale in its investigation of the source and extent of the volatile organic compounds, and may assist it in treatment. In the six months ended March 31, 2007, we contributed approximately $0.3 million toward this remediation, but may be required to pay additional amounts of up to $7.4 million over the next 20 years.

     We incurred $0.1 million and $1.6 million of expense in discontinued operations for environmental matters in the three and six months ended March 31, 2007, respectively. As of March 31, 2007 and September 30, 2006, the consolidated total of our recorded liabilities for environmental matters was approximately $14.1 million and $13.5 million, respectively, which represented the estimated probable exposure for these matters.  At March 31, 2007, $1.2 million of these liabilities were classified as other accrued liabilities and $12.9 million were classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $20.5 million.

     The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $8.45 million, for our fastener business.  As of March 31, 2007, Alcoa has contacted us concerning additional potential health and safety claims of approximately $22.6 million.  On June 25, 2007, the Company received an arbitration ruling awarding Alcoa approximately $4.0 million from the Company’s $25.0 million escrow account.  On October 31, 2007, the Company and Alcoa resolved all disputes related to the 2002 sale of the fastener business to Alcoa.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa paid us an additional $0.6 million.

     Asbestos Matters

     On January 21, 2003, we and one of our subsidiaries were served with a third-party complaint in an action brought in New York by a non-employee worker and his spouse alleging personal injury as a result of exposure to asbestos-containing products.  The defendant, who is one of many defendants in the action, had purchased a pump business from us, and asserts the right to be indemnified by us under its purchase agreement.  The aforementioned case was discontinued as to all defendants, thereby extinguishing the indemnity claim against us in the instant case. However, in September 2003, the purchaser has notified us of, and claimed a right to indemnity from us in relation to thousands of other asbestos-related claims filed against it.  We have not received enough information to assess the impact, if any, of the other claims. During the last forty two months, the Company has been served directly by plaintiffs’ counsel in fifty five cases related to the same pump business. Two of the fifty five cases were dismissed as to all defendants based upon forum objections. The Company was voluntarily dismissed from seventeen additional pump business cases during the same period, without the payment of any consideration to plaintiffs. The Company, in coordination with its insurance carriers, intends to aggressively defend against the remaining thirty six claims.

     During the last forty two months, the Company, or its subsidiaries, has been served with a total of 330 separate complaints in actions filed in various venues by non-employee workers, alleging personal injury or wrongful death as a result of exposure to asbestos-containing products other than those related to the pump business.  The plaintiffs’ complaints do not specify which, if any, of the Company’s former products are at issue, making it difficult to assess the merit and value, if any, of the asserted claims.  The Company, in coordination with its insurance carriers, intends to aggressively defend against these claims.

     During the same time period, the Company has resolved 206 similar, non-pump, asbestos-related lawsuits that were previously served upon the Company. In 201 cases, the Company was voluntarily dismissed, without the payment of any consideration to plaintiffs.  The remaining five cases were settled for a nominal amount.

     The Company’s insurance carriers have participated in the defense of all of the aforementioned asbestos claims, both pump and non-pump related. Although insurance coverage amounts vary, depending upon the policy period(s) and product line involved in each case, management believes that the Company’s insurance coverage levels are adequate, and that asbestos claims will not have a material adverse effect on our financial condition, future results of operation, or net cash flow.

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

     The Company has filed answers to the three complaints and a motion to consolidate the three actions is pending.  The Company intends to vigorously defend these actions.  As of March 31, 2007, we accrued $2.0 million related to the claim made by the Bureau.

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

     Fastener Business

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. During the four-year period from 2003 to 2006, we are entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of stated threshold levels, up to a maximum of $12.5 million per year. Deliveries exceeded the threshold aircraft delivery level needed for us to earn the full $12.5 million contingent payment for 2003, 2004, 2005, and 2006.  Accordingly, we recognized a $12.5 million gain on disposal of discontinued operations for the six months ended March 31, 2007 and March 31, 2006.  In February 2007, we received from Alcoa the final $12.5 million payment related to the sale of this business.  Of this amount received, we repaid approximately $9.1 million of our loan from GoldenTree Asset Management.

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

     The results of the shopping center, landfill development partnership, and the fastener business are recorded as earnings from discontinued operations, the components of which are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2007	2006	2007	2006
Net revenues	$-	$2,498	$-	$4,889
Cost of revenues	-	931	-	2,548
Gross margin	-	1,567	-	2,341

Selling, general & administrative expense	922	326	2,888	774
Other income, net	(144)	(172)	(144)	(280)
Operating income (loss)	(778)	1,413	(2,744)	1,847
Investment income	-	-	-	23
Net interest expense	-	(784)	-	(1,644)
Earnings (loss) from discontinued operations before taxes	(778)	629	(2,744)	226
Income tax provision	-	(8)	-	(16)
Earnings (loss) from discontinued operations, net	$(778)	$621	$(2,744)	$210

     Certain liabilities remaining from the sale of our shopping center that occurred in July 2006 are being reported as liabilities of discontinued operations at March 31, 2007 and September 30, 2006, and were as follows:

(In thousands)	March 31, 2007	September 30, 2006
Current liabilities of discontinued operations	$-	$(62)
	-	(62)
Noncurrent liabilities of discontinued operations:
Other long-term liabilities (a)	(16,120)	(16,120)
	(16,120)	(16,120)
Total net liabilities of discontinued operations	$(16,120)	$(16,182)

(a)	Represents a $15.1 million deferred gain on the sale of the shopping center and $1.0 million for the estimated minimum cost to remediate environmental matters.

10.	BUSINESS SEGMENT INFORMATION

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

				Corporate
(In thousands)	PoloExpress	Hein Gericke	Aerospace	and Other	Total
Three Months Ended March 31, 2007:
Revenues	$31,736	$25,544	$23,495	$237	$81,012
Operating income (loss)	1,291	(6,139)	1,990	(5,298)	(8,156)
Total assets at March 31	101,745	110,332	46,635	170,123	428,835

Six Months Ended March 31, 2007:
Revenues	$49,945	$46,078	$45,137	$475	$141,635
Operating income (loss)	134	(13,681)	3,353	(8,739)	(18,933)
Total assets at March 31	101,745	110,332	46,635	170,123	428,835

Three Months Ended March 31, 2006:
Revenues	$22,504	$20,812	$19,411	$237	$62,964
Operating income (loss) (restated)	502	(7,052)	1,231	(5,599)	(10,918)
Total assets at March 31 (restated)	90,765	97,664	47,374	233,550	469,353

Six Months Ended March 31, 2006:
Revenues	$36,348	$41,397	$36,293	$475	$114,513
Operating income (loss) (restated)	(514)	(13,136)	1,798	(8,260)	(20,112)
Total assets at March 31 (restated)	90,765	97,664	47,374	233,550	469,353

11.                       SUBSEQUENT EVENTS

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

     On October 31, 2007, the Company and Alcoa resolved all disputes related to the 2002 sale of the fastener business to Alcoa.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa made an additional payment to us of $0.6 million and assumed specified liabilities for foreign taxes, environmental matters, and worker compensation claims.  We used $20.9 million of these proceeds to fully repay the GoldenTree loan.  On October 31, 2007, we sold our property in Fullerton, California to Alcoa for $19.0 million.  We used $13.0 million of these proceeds to fully repay the Beal Bank loan.    We expect to recognize a pre-tax gain of approximately $26.0 million from these transactions with Alcoa in the quarter ending December 31, 2007.

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

FINANCIAL RESTATEMENT

     This report contains our condensed consolidated financial statements and related notes as of, and for the three and six months ended, March 31, 2007 as well as a restatement of our previously issued condensed consolidated financial statements for the three and six months ended March 31, 2006.

     Based upon discussions with our external independent registered public accounting firm and management during the course of our fiscal 2006 audit, the Audit Committee of our Board of Directors concluded in January 2007 that our previously filed interim and audited consolidated financial statements should not be relied upon since they were prepared applying accounting practices in accounting for income taxes that did not comply with U.S. generally accepted accounting principles (“GAAP”) and, consequently, we would restate our consolidated financial statements. During the course of the Company’s review of its historical financial statements, additional errors were identified.  The condensed consolidated financial statements for the three and six months ended March 31, 2006 included in this Quarterly Report on Form 10-Q include restatement adjustments that we have categorized into the following three areas: our accounting for income taxes; our accounting for commitments and contingencies; and our accounting for long-term investments.  See Note 2 of our condensed consolidated financial statements included in this Form 10-Q for additional information regarding the restatement of our condensed consolidated financial statements for the three and six months ended March 31, 2006.

     As a result of the restatement, originally reported net loss for the three and six months ended March 31, 2006 decreased by $1.1 million ($0.04 per share) and $1.2 million ($0.05 per share), respectively.  The cumulative impact of errors related to periods prior to September 30, 2005 of $1.4 million has been reflected as an increase to beginning retained earnings as of October 1, 2005.

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

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657.0 million in cash and the assumption of certain liabilities. In addition, we earned additional proceeds of $12.5 million in each of fiscal 2004, 2005, and 2006 as the number of commercial aircraft delivered by Boeing and Airbus exceeded specified annual levels.  We received the final $12.5 million earn-out payment in February 2007.

Financial Results and Trends

     For the six months ended March 31, 2007, we reported a loss from continuing operations before taxes of $24.4 million compared to a loss of $21.8 million for the six months ended March 31, 2006.  The loss from continuing operations for the six months ended March 31, 2006 benefited from the settlement of the shareholder derivative litigation, which improved results by approximately $4.6 million. Excluding this item, the loss from continuing operations before taxes for the six months ended March 31, 2007 improved by $2.0 million compared to the six months ended March 31, 2006. The seasonal inventory demands of our Hein Gericke and PoloExpress businesses has contributed primarily to our $7.5 million use of cash in our operating activities in the six months ended March 31, 2007. As of March 31, 2007, we have unrestricted cash, cash equivalents and short-term investments of $27.7 million and available borrowing under lines of credit of $5.6 million. In February 2007, we received the final payment of $12.5 million from Alcoa under the terms of our 2002 sale agreement, of which approximately $9.1 million was used to repay debt.  On October 31, 2007, the Company and Alcoa resolved all disputes related to the 2002 sale of the fastener business.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa paid us an additional $0.6 million, of which $20.9 million was used to fully repay the GoldenTree loan.  Also on October 31, 2007, we sold our property in Fullerton, California to Alcoa for $19.0 million, of which $13.0 million was used to fully repay the Beal Bank loan.  We expect to recognize a pre-tax gain of approximately $26.0 million from these transactions with Alcoa in the quarter ended December 31, 2007.

     We have undertaken a number of actions, which we believe will improve the results of Hein Gericke in 2007 and beyond including:

•	Consolidating and centralizing our warehouse facilities to one location to service all of Europe.
•	Improving timeliness of product deliveries from suppliers to our warehouse and delivery to the stores.
•	Reintroducing our Hein Gericke product catalog to expand brand awareness and attract customer traffic.
•	Optimizing store location and appearance.

     In addition, we plan to continue cost structure improvements at Hein Gericke by taking aggressive actions to reduce expenses, including:

•	Consolidating and restructuring back office functions, achieving significant reduction in staff levels.
•	Closing stores which do not provide a positive contribution.
•	Reducing advertising expense.
•	Researching opportunities to further reduce warehousing expenses.

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

     Our cash needs are generally the highest during our second and third quarters of our fiscal year, when our Hein Gericke and PoloExpress segments purchase inventory in advance of the spring and summer selling seasons. Accordingly, €10.0 million was available and utilized to finance the fiscal 2007 seasonal trough to support our PoloExpress operations, and €9.0 million will be available to finance the fiscal 2008 season. We expect that cash on hand, which includes cash proceeds received from the sale of our shopping center, the Alcoa earn-out and escrow, the proceeds available from additional seasonal borrowings, cash available from lines of credit, and proceeds received from dispositions of short-term investments and other non-core assets, will be adequate to satisfy our cash requirements through March 2008.

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

RESULTS OF OPERATIONS

   Business Transactions

     On October 18, 2006, we collected $2.75 million in cash in full payment of our note receivable from Voyager Kibris.  We recognized a gain of approximately $2.1 million in the six months ended March 31, 2007.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2007	2006	2007	2006
Revenues
PoloExpress Segment	$31,736	$22,504	$49,945	$36,348
Hein Gericke Segment	25,544	20,812	46,078	41,397
Aerospace Segment	23,495	19,411	45,137	36,293
Corporate and Other	259	258	518	518
Intercompany Eliminations	(22)	(21)	(43)	(43)
Total	$81,012	$62,964	$141,635	$114,513

Operating Income (Loss)
PoloExpress Segment	$1,291	$502	$134	$(514)
Hein Gericke Segment	(6,139)	(7,052)	(13,681)	(13,136)
Aerospace Segment	1,990	1,231	3,353	1,798
Corporate and Other	(5,298)	(5,599)	(8,739)	(8,260)
Total	$(8,156)	$(10,918)	$(18,933)	$(20,112)

     Revenues increased by $18.0 million, or 28.7%, in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.  Revenues increased by $27.1 million, or 23.7%, for the six months ended March 31, 2007 compared to the six months ended March 31, 2006.  This revenue improvement was driven by increased revenue in each of our three operating segments as revenue for the three and six months ended March 31, 2007 increased $9.2 million and $13.6 million, respectively, at our PoloExpress segment, $4.1 million and $8.8 million, respectively, at our Aerospace segment, and $4.7 million for both periods at our Hein Gericke segment.  See segment discussion below for further details.

     Gross margin as a percentage of sales increased to 39.0% and 38.2% for the three and six months ended March 31, 2007, respectively, compared to 37.9% and 37.7% for the three and six months ended March 31, 2006, respectively.  This margin improvement was primarily driven by the increased gross margin at our Hein Gericke business to 43.0% and 41.9% for the three and six months ended March 31, 2007, respectively, from 39.3% and 40.3% for the three and six months ended March 31, 2006, respectively, primarily driven by improved inventory management and product pricing.

     Selling, general, and administrative expense includes pension and postretirement expense of $0.8 million and $1.6 million for the three and six months ended March 31, 2007, respectively, and $0.9 million and $1.9 million for the three and six months ended March 31, 2006, respectively, primarily relating to inactive and retired employees of businesses that we sold and for which we retained the pension or postretirement liability.  Selling, general, and administrative expense, excluding pension and postretirement expense, as a percentage of sales decreased to 49.0% for the three months ended March 31, 2007 compared to 54.8% for the three months ended March 31, 2006.  Selling, general, and administrative expense for the three months ended March 31, 2006 benefited from $0.8 million received by us from the settlement of the shareholder derivative litigation.  Without this benefit, selling, general, and administrative expense, excluding pension and postretirement expense, as a percentage of sales would have been approximately 56.0% for the three months ended March 31, 2006.  Selling, general, and administrative expense, excluding pension and postretirement expense, as a percentage of sales decreased to 53.0% for the six months ended March 31, 2007 compared to 54.7% for the six months ended March 31, 2006.  Selling, general, and administrative expense for the six months ended March 31, 2006 benefited from $4.6 million received by us from the settlement of the shareholder derivative litigation, offset partially by $0.6 million of related legal fees. Without this benefit, selling, general, and administrative expense, excluding pension and postretirement expense, as a percentage of sales would have been approximately 58.6% for the six months ended March 31, 2006.  This effective improvement in selling, general, and administrative expense as a percentage of sales primarily resulted from increased sales in our Aerospace segment without a commensurate increase in operating expenses.  See segment discussion below for further details.

     Other income, net increased by $2.6 million for the six months ended March 31, 2007 compared to the six months ended March 31, 2006.  This increase resulted primarily from the $2.1 million gain recognized from the collection in full of a note receivable in October 2006.

     Interest expense increased $2.3 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  This increase principally resulted from $1.7 million of interest and loan fee amortization related to the GoldenTree loan, which was entered into in May 2006.  Interest expense for the six months ended March 31, 2007 increased $4.4 million compared to the six months ended March 31, 2006.  This increase principally resulted from $2.9 million of interest and loan fee amortization related to the GoldenTree loan, which was entered into in May 2006, as well as $1.5 million of interest expense from the correction of the carrying value of the liability associated with our arrangement to acquire the remaining 7.5% of PoloExpress.

     The fair market value adjustment of our position in a ten-year $100.0 million interest rate contract improved by $0.8 million in the six months ended March 31, 2006.  The fair market value adjustment of this agreement reflected increasing interest rates and caused the favorable change in fair market value of the contract in these periods.  We settled the interest rate contract at the end of December 2005.  Accordingly, we will have no further income or loss from this contract.  The settlement allowed us to increase cash available for operations by releasing approximately $2.5 million of cash held in escrow in excess of the liability.

     The tax provision for the six months ended March 31, 2007 represents $0.7 million of state taxes.  No federal tax provision was accrued, due to our foreign operations reporting a loss for the six months and our annual projected loss for domestic operations.

     Earnings (loss) from discontinued operations includes the results of the Airport Plaza shopping center prior to its sale and certain legal and environmental expenses associated with our former businesses. The loss from discontinued operations for the three months ended March 31, 2007 consists primarily of $0.7 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago.  The loss from discontinued operations for the six months ended March 31, 2007 consists primarily of $4.3 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago and a $1.6 million increase in our environmental accrual, offset partially by $3.3 million insurance reimbursement.  The earnings from discontinued operations for the three months ended March 31, 2006 primarily resulted from income of $0.8 million from our shopping center.  The earnings from discontinued operations for the six months ended March 31, 2006 primarily resulted from income of $0.6 million from our shopping center offset by a $0.2 million increase in our environmental accrual.

     We recognized a $32.8 million and $45.3 million gain on the disposal of discontinued operations for the three and six months ended March 31, 2007, respectively, an increase of $32.8 million compared to both the three and six months ended March 31, 2006.  The gain for both the three and six months ended March 31, 2007 resulted from a $32.8 million tax reserve release resulting from the expiration of the related statutes of limitations and closure of the related tax period.  The gain for the six months ended March 31, 2007 also partially resulted from $12.5 million of additional proceeds earned from the sale of the fastener business. The gain for the six months ended March 31, 2006 reflected the $12.5 million of additional proceeds earned from the sale of the fastener business.  No related income tax expense was recorded due to our overall domestic tax loss.

Segment Results

PoloExpress Segment

     Our PoloExpress segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists.  As of March 31, 2007, PoloExpress operated 88 retail shops in Germany and 4 shops in Switzerland. While the PoloExpress retail stores primarily sell PoloExpress brand products, these retail stores also sell products of other manufacturers, the inventory of which is owned by the Company.  The PoloExpress segment is a seasonal business, with an historic trend of a higher volume of sales and profits during March through September.

     Sales in our PoloExpress segment increased by $9.2 million, or 41.0%, and $13.6 million, or 37.4%, for the three and six months ended March 31, 2007, respectively, compared to the three and six months ended March 31, 2006.  Retail sales per square meter was approximately $646 and $1,039 for the three and six months ended March 31, 2007, respectively, compared to $509 and $847 for the three and six months ended March 31, 2006, respectively.  The sales increase for the three months ended March 31, 2007 resulted from an improvement in same store sales of 21.7%.  The sales increase for the six months ended March 31, 2007 resulted from an improvement in same store sales of 19.3% and the effect of five stores, which were newly opened or relocated during fiscal 2006.  Foreign currency exchange rates on the translation of European sales into U.S. dollars changed favorably and increased our revenues by approximately $2.7 million and $4.1 million for the three and six months ended March 31, 2007, respectively.  Operating income in our PoloExpress segment increased by $0.8 million and $0.6 million for the three and six months ended March 31, 2007, respectively, compared to the year-ago periods. The improvements reflected the increase in revenues during this period and their related economies of scale and the favorable increase in the Euro as compared to the U.S. Dollar in the current periods.

Hein Gericke Segment

     Our Hein Gericke segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. As of March 31, 2007, Hein Gericke operated 147 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Turkey, and the United Kingdom.  Although the Hein Gericke retail stores primarily sell Hein Gericke brand items, these retail stores also sell products of other manufacturers, the inventory of which is owned by the Company. Fairchild Sports USA, located in Tustin, California, designs and sells apparel and accessories under private labels for third parties and sells licensed product to Harley-Davidson dealers. The Hein Gericke segment is a seasonal business, with an historic trend of a higher volume of sales during March through September.

     Sales in our Hein Gericke segment increased by $4.7 million, or 22.7%, and $4.7 million, or 11.3%, for the three and six months ended March 31, 2007, respectively, compared to the three and six months ended March 31, 2006.  Sales at Hein Gericke retail locations increased $5.1million, or 26.9%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  Sales at Hein Gericke retail locations increased $7.7 million, or 21.5%, for the six months ended March 31, 2007 compared to the six months ended March 31, 2006.  Retail sales per square meter increased to $450 and $828 for the three and six months ended March 31, 2007, respectively, compared to $354 and $674 for the three and six months ended March 31, 2006, respectively.  The increase in Hein Gericke retail sales for the three and six months ended March 31, 2007 reflected a same store sales increase of 16.1% and 11.5%, respectively.  The improvement in retail sales was offset by a $3.0 million decrease in sales at Fairchild Sports USA, whose operations were substantially downsized in fiscal 2006.  Foreign currency exchange rates on the translation of European sales into U.S. dollars changed favorably and increased our revenues by approximately $2.0 million and $3.5 million for the three and six months ended March 31, 2007, respectively, compared to the three and six months ended March 31, 2006.  The operating results in our Hein Gericke segment improved by $0.9 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, due primarily to improved gross margins at our Hein Gericke retail locations and reduced losses generated by the downsized Fairchild Sports USA business. The operating results in our Hein Gericke segment decreased by $0.5 million for the six months ended March 31, 2007, compared to the six months ended March 31, 2006, due primarily to a $1.4 million decline in operating results at Hein Gericke retail locations, partially offset by a $1.0 million reduction in the operating loss a Fairchild Sports USA.

Aerospace Segment

     Our Aerospace segment has five locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, and one location provides overhaul and repair capabilities. The products distributed include: navigation and radar systems; instruments and communication systems; flat panel technologies; and rotables. Our location in Titusville, Florida overhauls and repairs landing gear, pressurization components, instruments, and other components.  Customers include original equipment manufacturers, commercial airlines, corporate aircraft operators, fixed-base operators, air cargo carriers, general aviation suppliers, and the military.  Sales in our Aerospace segment increased by $4.1 million, or 21.0%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  Sales in our Aerospace segment increased by $8.8 million, 24.4%, for the six months ended March 31, 2007 compared to the six months ended March 31, 2006.  This increase reflected an overall improvement in the areas of the aerospace industry for which we provide products.

     Operating income increased by $0.8 million to $2.0 million for the three months ended March 31, 2007 from $1.2 million for the three months ended March 31, 2006.  Operating income increased $1.6 million to $3.4 million for the six months ended March 31, 2007 from $1.8 million for the year-ago period. The improved operating income resulted from increased sales accompanied by stable gross margin and decreased selling, general, and administrative expenses as a percentage of sales for the three and six months ended March 31, 2007 compared to the three and six months ended March 31, 2006.

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

     The Huntington Beach property is leased to PCA Aerospace through October 2011 and is expected to generate revenues and operating income in excess of $0.4 million per year.  In October 2007, we amended our lease with PCA Aerospace whereby we can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $5.0 million under a put option we hold which can be exercised at any time through January 12, 2012.  PCA Aerospace also holds a similar purchase option.  In November 2007, we exercised our put option.  Accordingly, PCA Aerospace will have up to six months to purchase the property from us at the fair market value, which we believe is $8.0 million.  At March 31, 2007, the book value of the Huntington Beach property was $2.9 million.

     The operating loss at corporate decreased by $0.3 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  The corporate results for the three months ended March 31, 2006 benefited by $0.8 million from the net proceeds we received due to the settlement of the shareholder derivative litigation.  Excluding this one-time benefit, our corporate results improved by $1.1 million, which resulted from reduced insurance premiums and lower personnel and related costs.

     The operating loss at corporate increased by $0.5 million for the six months ended March 31, 2007 compared to the six months ended March 31, 2006.  The corporate results for the six months ended March 31, 2006 benefited by $4.0 million from the net proceeds we received due to the settlement of the shareholder derivative litigation.  Excluding this one-time benefit, our corporate results for the six months ended March 31, 2007 actually improved by $3.5 million primarily resulting from a $2.1 million gain recognized on the full collection of a note receivable in October 2006, reduced insurance premiums, and lower personnel and related costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total capitalization as of March 31, 2007 and September 30, 2006 was $202.7 million and $180.0 million, respectively. The six-month change in capitalization included a net decrease of $0.7 million in debt resulting from $15.0 million of additional borrowings from our credit facilities, offset partially by approximately $17.0 million of debt repayments and a $1.3 million increase due to the change in foreign currency on debt denominated in euros. Equity increased by $23.4 million, reflecting our $17.6 million net income and $5.8 million from other comprehensive income. Our combined cash and investment balances totaled $104.7 million on March 31, 2007 compared to $130.4 million on September 30, 2006, and included restricted investments of $73.6 million and $67.0 million at March 31, 2007 and September 30, 2006, respectively.

     Net cash used for operating activities for the six months ended March 31, 2007, was $7.5 million and included a $15.5 million increase in net operating assets, principally related to the $28.7 million increase in inventory offset partially by the $24.8 million increase in accounts payable and accrued liabilities, as well as the $32.8 million tax reserve release offset partially by $32.3 million of trading securities liquidated to fund our operating requirements.  Net cash used for operating activities for the six months ended March 31, 2006, was $21.3 million and included a $12.5 million increase in net operating assets, principally related to the $26.9 million increase in inventory, offset partially by $10.0 million of trading securities liquidated to fund our operating requirements.

     Net cash provided by investing activities for the six months ended March 31, 2007 was $12.7 million, and included $12.5 million received from the calendar 2006 earn-out associated with our 2002 sale of our fastener business to Alcoa and $3.8 million from the collections of notes receivable, offset partially by $3.7 million of capital expenditures.  Net cash provided by investing activities for the six months ended March 31, 2006 was $18.5 million, and included $9.5 million of proceeds received from investment securities and $12.5 million received from the calendar 2005 earn-out associated with our 2002 sale of our fastener business to Alcoa, offset partially by $4.1 million of capital expenditures.

     Net cash used in financing activities was $2.0 million for the six months ended March 31, 2007, which reflected $17.0 million of debt repayments offset partially by $15.0 million received on additional borrowings.  Net cash provided by financing activities was $4.9 million for the six months ended March 31, 2006, which reflected a $9.7 million net increase in debt from additional borrowings, offset partially by $0.3 million of term loan repayments associated with our shopping center being classified as a discontinued operation.

     Our principal cash requirements include supporting our current operations, general and administrative expenses, capital expenditures, and the payment of other liabilities including pension and postretirement benefits, environmental investigation and remediation costs, and litigation related costs.

     Our cash needs are generally the highest during our second and third quarters of our fiscal year, when our Hein Gericke and PoloExpress segments purchase inventory in advance of the spring and summer selling seasons. Accordingly, €10.0 million was available and utilized to finance the fiscal 2007 seasonal trough to support our PoloExpress operations, and €9.0 million will be available to finance the fiscal 2008 season. We expect that cash on hand, including the Alcoa earn-out and escrow, the proceeds available from additional seasonal borrowings, cash available from lines of credit, and proceeds received from dispositions of short-term investments and other non-core assets, will be adequate to satisfy our cash requirements through March 2008.

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

Off Balance Sheet Items

     On March 31, 2007, approximately $1.0 million of bank loans received by retail shop partners in the PoloExpress and Hein Gericke segments were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us. These guarantees were assumed by us when we acquired the PoloExpress and Hein Gericke businesses. We have guaranteed loans to shop partners for the purchase of store fittings in certain locations where we sell our products. The loans are secured by the store fittings purchased to outfit these retail stores.

Contractual and Other Obligations

     At March 31, 2007, we had contractual commitments to repay debt, to make payments under operating and capital lease obligations, to make pension contribution payments, and to purchase the remaining 7.5% interest in PoloExpress.  Our operations enter into purchase commitments in the normal course of business.

     Payments due under our debt obligations, including capital lease obligations, are expected to be $31.8 million for the remainder of fiscal 2007, $33.2 million in fiscal 2008, $3.3 million in fiscal 2009, $21.3 million in fiscal 2010, $0.6 million in 2011, and none thereafter.  Payments due under our operating lease obligations will be $11.1 million for the remainder of fiscal 2007, $17.5 million in fiscal 2008, $13.2 million in fiscal 2009, $9.7 million in fiscal 2010, $7.2 million in fiscal 2011, and $23.7 million thereafter.

     At March 31, 2007, we had outstanding borrowings of $10.4 million on a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our Aerospace segment, and $3.7 million was available for future borrowings at March 31, 2007. Borrowings under the facility are collateralized by a security interest in the assets of our Aerospace segment. The loan bears interest at 1.0% over prime (9.25% at March 31, 2007) and we pay a non-usage fee of 0.5%. The credit facility matures in January 2008. The credit facility requires that our Aerospace segment maintain compliance with certain covenants.  The most restrictive of the covenants requires the borrowing company, a subsidiary of our Aerospace segment, to maintain a minimum net worth on a quarterly basis, of $14.0 million, plus 25% of cumulative net earnings through the end of the fiscal period.  At December 31, 2006, the net worth of the borrowing company was short of the covenant requirement by approximately $0.3 million, which, at CIT’s option could result in an acceleration of the maturity of the loan. However, we were in compliance with all covenants under this credit agreement, including the minimum net worth covenant, on March 31, 2007 and June 30, 2007. We are currently involved in discussions with CIT to extend the maturity of the loan and to receive a waiver from the minimum net worth covenant compliance for December 31, 2006.  Management expects to continue under the current terms and conditions of the arrangement until renegotiation of the credit facility is completed.

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

     We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At March 31, 2007, we had contingent liabilities of $3.0 million on commitments related to outstanding letters of credit.

     Currently, we are not being audited by the IRS for any years. However, we are currently being audited in Germany for 1997 through 2002.  In March 2007, our tax liability was reduced by approximately $32.8 million due to the expiration of the related statute of limitations and closure of the related tax period.  Thus, our tax liability was $13.5 million at March 31, 2007. However, based on tax planning strategies, we do not anticipate having to satisfy the tax liability over the short-term.

     We have $31.7 million classified as other long-term liabilities at March 31, 2007, including $14.0 million due to purchase the remaining 7.5% interest in PoloExpress in April 2008. The remaining $17.7 million of other long-term liabilities includes environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.

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

     Interest Rate Risk: In May 2004, we issued a floating rate note with a principal amount of €25.0 million. Embedded within the promissory note agreement is an interest rate cap protecting one half of the €25.0 million borrowed. The embedded interest rate cap limits to 6% the 3-month EURIBOR interest rate that we must pay on the promissory note. We paid approximately $0.1 million to purchase the interest rate cap. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. We are accounting for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument. At March 31, 2007, the fair value of this instrument is nominal.

     Essentially all of our other outstanding debt is variable rate debt.  We are exposed to risks of rising interest rates, which could result in rising interest costs.

     Foreign Currency Risk: We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, if we deem it appropriate, we may consider utilizing foreign currency forward contracts in the future. For the six months ended March 31, 2007, we estimate that approximately 66% of our total revenues were derived from customers outside of the United States, with approximately 66% of our total revenues denominated in currencies other than the U.S. dollar. We estimate that revenue and operating expenses for the six months ended March 31, 2007 were higher by $7.8 million and $4.5 million, respectively, as a result of changes in exchange rates compared to the six months ended March 31, 2006.  At March 31, 2007, we had $47.8 million of working capital denominated in foreign currencies. At March 31, 2007, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency at March 31, 2007:

					Total
	Euro	British Pound	Swiss Franc	Other	Exposure
Revenues	78%	19%	3%	-	100%
Operating Expenses	80%	17%	3%	-	100%
Working Capital	80%	16%	3%	1%	100%

     A hypothetical 10% strengthening of the U.S. dollar during the six months ended March 31, 2007 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $8.5 million and reduced operating expenses by approximately $4.9 million, resulting in a $1.1 million improvement in our operating loss as compared to what was actually reported. Working capital at March 31, 2007, would have been approximately $4.3 million lower than actually reported, if we had used this hypothetical stronger U.S. dollar.

     Inflation: We believe that inflation has not had a material impact on our results of operations for the six months ended March 31, 2007. However, we cannot assure you that future inflation would not have an adverse impact on our operating results and financial condition.

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