Form 10-K
period 2007-09-30
FAIRCHILD CORP
filed 2008-03-04
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended September 30, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past ninety (90) days [ X] Yes   [  ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: [ ] Large accelerated filer, [ ] Accelerated filer, [X] Non-accelerated filer, [ ] Smaller reporting company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)     [   ] Yes [X] No

On March 30, 2007, the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing price of these shares on the New York Stock Exchange) was approximately $45.9 million (excluding shares deemed beneficially owned by affiliates of the
Registrant under Commission Rules).

On January 31, 2008, the number of shares outstanding of each of the Registrant’s classes of common stock was as follows:

Title of Class
Class A Common Stock, $0.10 Par Value	22,604,835
Class B Common Stock, $0.10 Par Value	2,621,338

THE FAIRCHILD CORPORATION
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2007

PART I

     All references in this Annual Report on Form 10-K to the terms ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ the ‘‘Company’’ and ‘‘Fairchild’’ refer to The Fairchild Corporation and its subsidiaries. All references to ‘‘fiscal’’ in connection with a year shall mean the 12 months ended September 30, 2007, September 30, 2006, or September 30, 2005, respectively.

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

ITEM 1.   BUSINESSS

General

     The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. Our business consists of three segments: PoloExpress; Hein Gericke; and Aerospace.  Both our PoloExpress and Hein Gericke segments are engaged in the design and retail sale of motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists in Europe. In addition, Hein Gericke is engaged in the design and distribution of motorcycle apparel in the United States.  Our Aerospace segment stocks a wide variety of aircraft parts and distributes them to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators, and other aerospace companies worldwide. Additionally, our Aerospace segment performs component repair and overhaul services.  In fiscal 2006, we operated a Real Estate segment, which owned and leased a shopping center located in Farmingdale, New York, and owned and leased two improved parcels located in Southern California.  During fiscal 2006, we sold the shopping center and reclassified the remaining portions of our Real Estate segment into our corporate and other segment.  Also during fiscal 2006, we split our previously reported Sports & Leisure segment into two separate segments, PoloExpress and Hein Gericke, as management began reviewing the operating results of each and allocating resources to each separately in 2006.

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

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657.0 million in cash and the assumption of certain liabilities. In addition, we received additional proceeds of $12.5 million in each of fiscal 2004, 2005, 2006, and 2007, based upon the number of commercial aircraft delivered by Boeing and Airbus exceeding the specified annual levels in each of the four year earn-out periods.

Financial Information about Business Segments

     Our business segment information is incorporated herein by reference from Note 14 of our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”.

Narrative Description of Business Segments

PoloExpress Segment

     PoloExpress is engaged in the design and retail sale of motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists in Europe.  As of September 30, 2007, PoloExpress operated 91 retail shops in Germany and 4 shops in Switzerland.  PoloExpress has seasonal fluctuations in its business, with a historic trend of a higher volume of sales and profits during the months of March through September.  Our PoloExpress segment represented approximately 40% of our consolidated revenues in fiscal 2007.

   Products

     Products sold by PoloExpress include motorcycle apparel, helmets, boots, protective clothing, and technical accessories for motorcycle enthusiasts.  The majority of these products are sold at retail stores leased by us and operated primarily by shop partners who sell our products in accordance with agreements with us permitting the shop partner to operate and maintain an individual store.  Shop partners are paid a commission based on the performance of their store.  All inventory displayed and stocked in the stores is owned by us and, until sold, remains our property.  PoloExpress has been transitioning from the shop partner concept to employee operated stores, primarily in conjunction with opening larger stores.  As of September 30, 2007, approximately 38% of PoloExpress stores were operated using our own employees.  Mail order and internet sales represented 6.5% of PoloExpress sales for fiscal 2007.  Although the PoloExpress retail stores sell predominantly Polo brand products, these retail stores also stock and sell products that we purchase from other manufacturers. The PoloExpress products are manufactured by third parties located principally in Asia, and are shipped to our leased warehouse, where they are temporarily stored until shipped to the individual retail stores for sale.  The main warehouse for PoloExpress is located in Düsseldorf, Germany.

   Sales and Markets

     PoloExpress mainly sells its products in Germany and Switzerland through its retail stores.  Approximately 93% of PoloExpress retail sales are to customers in Germany and 7% are to customers in Switzerland.  Since the vast majority of sales are through these retail stores, we have a very large number of customers.  Mainly due to the prevailing weather in Western Europe, our business is very seasonal with a historic trend of a higher volume of sales and profits during the months of March through September.

   Competition

     PoloExpress faces competition from other European retail sellers of motorcycle equipment and clothing, including Hein Gericke, Harley-Davidson, Detlev Louis, Dianese, and many independent shop owners.  There is a large market for motorcycle enthusiasts in Europe and competition is robust among the retailers.  We believe that key market positions are held by PoloExpress in Germany and Switzerland.

Hein Gericke Segment

     Hein Gericke, including Fairchild Sports USA, is engaged in the design and retail sale of motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists in Europe and the design and distribution of such apparel in the United States.  As of September 30, 2007, Hein Gericke operated 145 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Turkey, and the United Kingdom.  Fairchild Sports USA, located in Tustin, California, is a designer and distributor of motorcycle apparel, and other protective clothing, under several labels, including Hein Gericke. Hein Gericke has seasonal fluctuations in its business, with a historic trend of a higher volume of sales and profits during the months of March through September.  Our Hein Gericke segment represented approximately 36% of our consolidated revenues in fiscal 2007.

   Products

     Products of Hein Gericke include motorcycle apparel, helmets, boots, protective clothing, and technical accessories for motorcycle enthusiasts.  The majority of these products are sold at retail stores leased by us and operated primarily by shop partners who sell our products in accordance with agreements with us permitting the shop partner to operate and maintain an individual store.  Shop partners are paid a commission based on the performance of their store.  All inventory displayed and stocked in the stores is owned by us and, until sold, remains our property.  Approximately 30% of stores leased by us are operated using our own employees.  Mail order and internet sales represented 1.3% of Hein Gericke sales in fiscal 2007.  Although a majority of revenues generated by the Hein Gericke retail stores are Hein Gericke branded products, these retail stores stock and sell products that we purchase from other manufacturers. The Hein Gericke products are manufactured by third parties located principally in Asia, and are shipped to our leased warehouse, where they are temporarily stored until shipped to the individual retail stores for sale.  The main warehouse for Hein Gericke is located in Düsseldorf, Germany.

     Fairchild Sports USA is a designer and distributor of motorcycle apparel under several labels, including Hein Gericke. In addition, Fairchild Sports USA designs and contracts with manufacturers for the production of apparel under private labels for third parties, including Harley-Davidson, Honda, and Yamaha as well as for Harley-Davidson dealers under a licensing arrangement with Harley-Davidson.

   Sales and Markets

     Hein Gericke mainly sells its products in Europe through its retail stores in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Turkey, and the United Kingdom.  Approximately 45% of Hein Gericke’s retail sales are to customers in Germany and 38% are to customers in the United Kingdom.  Since the vast majority of sales are through these retail stores, we have a very large number of customers.  Mainly due to the prevailing weather in Western Europe, our business is very seasonal with a historic trend of a higher volume of sales and profits during the months of March through September.

     Fairchild Sports USA is a designer and distributor in the United States, selling to companies such as Harley-Davidson, Honda, Yamaha, Harley-Davidson dealers, and other independent dealers.

     Foreign sales, defined as revenues generated outside of the United States, and U.S. domestic sales represented 96% and 4%, respectively, of the revenues generated by our Hein Gericke segment.

   Competition

     Hein Gericke faces competition from other European retail sellers of motorcycle equipment and clothing, including PoloExpress, Harley-Davidson, Detlev Louis, Dianese, and many independent shop owners.  There is a large market for motorcycle enthusiasts in Europe and competition is robust among the retailers.  We believe that a key market position is held by Hein Gericke in Europe.

Aerospace Segment

     Our Aerospace segment consists of aerospace operations that are conducted through our subsidiary Banner Aerospace Holding Company I, Inc.  We offer a wide variety of aircraft parts and component repair and overhaul services.  The aircraft parts which we distribute are either purchased on the open market or acquired from original equipment manufacturers (“OEMs”) as an authorized distributor.  Our Aerospace segment represented approximately 24% of our consolidated revenues in fiscal 2007.

   Products

     Products of the aerospace operations include rotable parts, such as landing gear, radar and navigation systems, instruments, hydraulic and electrical components, space components, and certain defense related items.

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

     Through our FAA-licensed repair station, we provide a number of services such as component repair and overhaul services.  Component repair and overhaul capabilities include landing gear, pressurization, instrumentation, avionics, aircraft accessories, and airframe components.

   Sales and Markets

     Our aerospace operations sell products in the United States and abroad to OEMs, commercial airlines, corporate aircraft operators, fixed-base operators, air cargo carriers, general aviation suppliers, and the military.  Our aerospace operations conduct marketing efforts through direct sales forces, outside representatives and, for some product lines, overseas sales offices.  Sales in the aviation aftermarket depend on price, service, quality, and reputation.

     Our Aerospace segment's business does not experience significant seasonal fluctuations nor depend on a single customer.  Approximately 50% of our aerospace sales are to domestic purchasers, some of which may represent offshore users.

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

Foreign Operations

     Our operations are located throughout the world.  Inter-area sales are not significant to the total revenue of any geographic area.  Export sales are made by U.S. businesses to customers in non-U.S. countries, whereas foreign sales are made by our non-U.S. subsidiaries.  For our sales results by geographic area and export sales, see Note 15 of our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Backlog of Orders

     Substantially all of the products we sell are provided to our customers immediately. Backlog is not an important component to our overall business.

Suppliers

     In fiscal 2007, our PoloExpress and Hein Gericke segments purchased approximately 9% and 14%, respectively, of their products from Kido Industrial Co, Ltd. In fiscal 2007, our Aerospace segment purchased approximately 14% of its products from Universal Avionics Systems. We are not materially dependent upon any other single supplier.  We obtain our supplies from a wide range of subcontractors, vendors, and suppliers of materials to meet our commitments to our customers. From time to time, we enter into exclusive supply contracts in return for logistics and price advantages. We do not believe that any one of these exclusive contracts would impair our operations if a supplier failed to perform.

Research and Patents

     We own patents relating to the design of certain of our products and have licenses of technology covered by the patents of other companies. We do not believe that any of our business segments are dependent upon any single patent.

Personnel

     As of September 30, 2007, we had 784 employees, of which 216 were based in the United States and 568 were based in Europe. None of our employees were covered by collective bargaining agreements. Overall, we believe that relations with our employees are good.

Environmental Matters

     A discussion of our environmental matters is included in Note 13, “Contingencies”, to our Consolidated Financial Statements, included in Part II, Item 8, “Financial Statements and Supplementary Data” and is incorporated herein by reference.

Available Information

     Our Internet address is www.fairchild.com.  We make available free of charge, on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

•
Our company is highly leveraged. Our ability to access additional capital or liquidate non-core assets may be limited and require significant lead time. If we are unable to raise additional capital, or if interest rates or other terms are unfavorable, our financial condition or results of operations may be adversely affected. As such, our cash requirements are dependent upon our ability to achieve and execute internal business plans, including:

o	Our ability to accurately predict demand for our products;
o	Our ability to negotiate favorable pricing and other terms from our suppliers;
o	Our ability to receive timely deliveries from suppliers;
o	Our ability to raise cash to meet seasonal and other demands;
o	Our ability to maintain customer satisfaction, attract customers to our stores, and deliver products of quality;
o	Our ability to properly assess our competition; and
o	Our ability to improve our operations to profitability status.

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

•
Foreign exchange rate risks.  We purchase and sell a significant amount of our products internationally. In most markets sales are made in the foreign country’s local currency.  Additionally, a significant amount of purchases are made in currencies other than the foreign country’s local currency.  We do not place significant reliance on the use of derivative financial instruments to attempt to manage risks associated with foreign currency exchange rates.  Accordingly, there can be no assurance that in the future we will not have a material adverse effect on our business and results of operations from exposure to changes in foreign exchange rates.

•
Interest rate risk. We are subject to market risk from exposure to changes in interest rates based on our variable rate financing. Increases in interest rates could have a negative impact on our available cash and our results of operations and adversely affect the overall financial condition of our company.

•
Government regulation. We must comply with governmental laws and regulations that are subject to change and may involve significant costs. Our sales and operations in areas outside the United States may be subject to foreign laws, regulations and the legal systems of foreign courts or tribunals.  These laws and policies governing operations of foreign-based companies could result in increased costs or restrictions on the ability of the Company to sell its products in certain countries.  Our international sales operations may also be adversely affected by United States laws affecting foreign trade and taxation.

Our domestic sales and operations are subject to governmental policies and regulatory actions of agencies of the United States Government, including the Environmental Protection Agency, SEC, National Highway Traffic Safety Administration, Department of Labor, Federal Aviation Administration, and Federal Trade Commission.  In addition, we are subject to policies and actions of the New York Stock Exchange (“NYSE”) and laws and actions of state legislatures and other local regulators. Changes in regulations or the imposition of additional regulations could have a material adverse effect on our business and results of our operations.

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

•
We have a number of worldwide competitors of varying sizes some of which have greater financial resources than we do. Several of our competitors are more diversified than we are, and/or they may have greater financial resources than we do.  Also, if price becomes a more important competitive factor for our customers, we may face a competitive disadvantage due to our marketing strategies and cost of capital.  Failure to adequately address and quickly respond to these competitive pressures could have a material adverse effect on our business and results of operations.

•
Our marketing strategy of associating our retail products with a motorcycling lifestyle may not be successful with future customers.  We have had success in marketing our products to motorcyclists.  The lifestyle of motorcyclists is now more typically associated with a customer base comprised of individuals who are, on average, in their mid-forties.  To sustain long-term growth, the motorcycle industry must continue to be successful in promoting motorcycling to customers new to the sport of motorcycling including women and younger riders.  Accordingly, we must be successful providing products that satisfy the latest fashion desires and protection requirements of our customers. Failure to adequately address and quickly respond to our customers’ needs could have a material adverse effect on our business and results of operations.

•
Our success in our retail operations depends upon the continued strength of the Hein Gericke and Polo brands. We believe that our Hein Gericke and Polo brands are essential to the success of our business and that maintaining and enhancing the brands is critical to maintaining and expanding our customer base.  Failure to protect the brands from infringers or to grow the value of our Hein Gericke and Polo brands could have a material adverse effect on our business and results of operations.

·
Our future growth will suffer if we do not achieve sufficient market acceptance of our products to compete effectively.  Our success depends, in part, on our ability to gain acceptance of our current and future products by a large number of customers. Achieving market-based acceptance for our products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by potential customers. We may be unable to offer products consistently, or at all, that compete effectively with products of others on the basis of price or performance. Failure to achieve broad acceptance of our products by potential customers and to compete effectively could have a material adverse effect on our business and results of operations.

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

•
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.    Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and intangible assets deemed to have an indefinite life are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in the industries we serve. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively impacting our results of operations.

•
Expense of being a public company. The costs of being a small to mid-sized public company have increased substantially with the introduction and implementation of controls and procedures mandated by the Sarbanes-Oxley Act of 2002. We have seen audit fees and audit related fees significantly increase in past years. These increases, and any additional burden placed by future legislation, could have a material adverse effect on our financial condition, future results of operations, or net cash flows.  For fiscal 2007, we were not required to have an external audit of our internal controls over financial reporting under Section 404. We will continue to assess our future requirements to report on our assessment of controls or have an external audit of our internal controls on an annual basis.

•
Concentrated ownership of voting shares. As of September 30, 2007, the Steiner family beneficially owns approximately 60.3% of the aggregate vote of shares of the Company.  Therefore, the ability for individual shareholders to influence the direction of the Company may be limited.

•
Potential limitation on use of net operating tax losses on change in share ownership.  Under Section 382 of the Internal Revenue Code, the Company’s ability to use it’s existing accumulated net operating losses in the United States may be reduced if there has occurred significant changes in ownership of shares of the company.  Similar rules exist in certain foreign jurisdictions where the Company has tax losses.

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

•
Legal matters. We are involved in various other claims and lawsuits incidental to our business or predecessor businesses.  We, either on our own or through our insurance carriers, are contesting these matters.  For certain instances, our insurers are defending us under “reservations of (their) rights” and may later deny coverage, in whole or part.  We have had and are currently involved in litigations with our carriers over their denials of coverage or failure to defend our interests.  In the opinion of management, the ultimate resolution of litigation against us will not have a material adverse effect on our financial condition, future results of operations or net cash flows.  However, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future.  There exists a possibility that a material adverse impact on our financial position and results of operations could occur in the period for which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.   PROPERTIES

     As of September 30, 2007, we owned or leased buildings totaling approximately 2,370,000 square feet, of which approximately 277,000 square feet were owned and 2,093,000 square feet were leased.

     Our PoloExpress segment’s properties consisted of approximately 848,000 square feet which is all leased.  We lease and operate 95 retail stores in Germany and Switzerland.  The stores which were in operation as of September 30, 2007 aggregated approximately 703,000 square feet.  The PoloExpress segment leases 117,000 square feet of warehouse space in Germany.  The primary offices of the PoloExpress segment are located in Düsseldorf, Germany.

     Our Hein Gericke segment’s properties consisted of approximately 1,141,000 square feet which is all leased.  We lease and operate 145 retail stores in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Turkey, and the United Kingdom.  The stores which were in operation as of September 30, 2007 aggregated approximately 989,000 square feet.  Hein Gericke’s 66 stores in Germany aggregated 567,000 square feet, and our 45 stores in the United Kingdom aggregated 135,000 square feet. The remaining 287,000 square feet are leased by the 34 stores in Austria, Belgium, France, Italy, Luxembourg, the Netherlands, and Turkey.  The Hein Gericke segment leases 86,000 square feet of warehouse space in Germany.  The primary offices of the Hein Gericke segment are located in Düsseldorf, Germany; Harrogate, United Kingdom; and Tustin, California.

     Our Aerospace segment's properties consists of approximately 93,000 square feet, with principal operating facilities concentrated in California, Florida, Georgia, Kansas, and Texas.

     We own and lease a 208,000 square foot manufacturing facility located in Fullerton, California and a 58,000 square foot manufacturing facility in Huntington Beach, California. Additionally, we own an approximately 11,000 square foot office and warehouse facility in Wichita, Kansas.  We also lease our corporate headquarters in McLean, Virginia as well as office space in New York, New York.  Corporate office space is approximately 20,000 square feet.  On October 31, 2007, we sold our property in Fullerton, California to Alcoa for $19.0 million.

     The following table sets forth the location of the larger properties used in our continuing operations, their square footage, the business segment or groups they serve and their primary use.  Each of the properties owned or leased by us is, in our opinion, generally well maintained. All of our occupied properties are maintained and updated on a regular basis.

	Owned or	Square
Location	Leased	Footage	Business Segment	Primary Use
Fullerton, California	Owned	208,000	Corporate	Rental
Düsseldorf, Germany	Leased	145,000	PoloExpress	Office & Warehousing
Düsseldorf, Germany	Leased	117,000	Hein Gericke	Office & Warehousing
Huntington Beach, California	Owned	58,000	Corporate	Rental
Titusville, Florida	Leased	37,000	Aerospace	Distribution
Atlanta, Georgia	Leased	29,000	Aerospace	Distribution
McLean, Virginia	Leased	17,000	Corporate	Office
Tustin, California	Leased	15,000	Hein Gericke	Office & Warehousing
Wichita, Kansas	Owned	11,000	Aerospace	Distribution
Harrogate, United Kingdom	Leased	5,000	Hein Gericke	Office

ITEM 3.   LEGAL PROCEEDINGS

    A discussion of our legal proceedings is included in Note 13, “Contingencies”, of our Consolidated Financial Statements, included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this annual report and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
COMMON EQUITY

Market Information

     Our Class A common stock is traded on the NYSE under the symbol “FA”.  Effective December 14, 2006, we voluntarily delisted from our dual listing on the NYSE Arca.  Our Class B common stock is not listed on any exchange and is not publicly traded. Class B common stock can be converted to Class A common stock at any time at the option of the holder. Information regarding our Class A and Class B common stock is incorporated herein by reference from Note 7, “Equity Securities”, of our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

     The following table presents the high and low prices of our Class A common stock as traded on the NYSE:

	Stock Price
	High	Low
Fiscal 2007
First Quarter	$2.69	$2.00
Second Quarter	2.47	1.75
Third Quarter	2.30	1.60
Fourth Quarter	2.40	1.72

Fiscal 2006
First Quarter	$2.85	$2.11
Second Quarter	2.79	2.26
Third Quarter	2.61	2.00
Fourth Quarter	2.80	2.08

     At the beginning of the fiscal 2006, we were authorized to issue 5,141,000 shares of our Class A common stock under our 1986 non-qualified stock option plan and 250,000 shares of our Class A common stock under our 1996 non-employee directors stock option plan.  Also at the beginning of fiscal 2006, we had 807,581 shares available for grant under the 1986 non-qualified stock option plan and 193,000 shares available for grant under the 1996 non-employee directors stock option plan.  During fiscal 2006, the terms under which new options could be granted under both plans expired.  Therefore, no shares were available for grant under either plan at the end of fiscal 2007.  Information regarding our stock option plans is incorporated herein by referenced from Note 8, “Stock Options”, of our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data".

Holders of Record

     We had approximately 891 and 31 record holders of our Class A and Class B common stock, respectively, at September 30, 2007.

Dividends

     We have not paid any dividends over the past several years. Our intention is to retain and reinvest earnings into the Company.

Sale of Unregistered Securities

     There were no sales or issuances of unregistered securities in the last fiscal quarter of the 2007 fiscal year.  Sales or issuance of unregistered securities in previous fiscal quarters were reported on Form 10-Q for each such quarter.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table provides information as of September 30, 2007, with respect to compensation plans under which our equity securities are authorized for issuance.

Total equity compensation plans approved by shareholders
Number of securities to be issued upon exercise of outstanding options	126,000
Weighted average exercise price of outstanding options	$2.28
Number of securities remaining available for future issuance	None

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Financial Summary
(In thousands, except per share data)

					3 Month
					Transition
	Years Ended				Period Ended	Year Ended
	September 30,				September 30,	June 30,
	2007	2006	2005	2004	2003	2003
Summary of Operations:
Net sales	$355,008	$308,641	$341,587	$318,132	$14,857	$59,633
Rental revenue	950	950	656	930	260	808
Gross margin	142,487	123,641	130,492	122,490	3,924	20,699
Operating loss	(40,546)	(26,929)	(28,305)	(14,099)	(5,955)	(51,348)
Net interest expense	11,448	8,501	11,427	10,599	662	22,328
Income tax benefit (provision)	6,768	(2,176)	1,048	8,953	415	(408)
Loss from continuing operations	(39,118)	(33,890)	(27,309)	(7,388)	(2,486)	(83,837)
Loss per share from continuing operations:
Basic and diluted	$(1.55)	$(1.34)	$(1.08)	$(0.29)	$(0.10)	$(3.33)
Other Data:
Capital expenditures	11,729	7,777	11,668	12,260	312	7,888
Cash provided by (used for) operating activities	10,373	(71,773)	(13,060)	(13,101)	(6,971)	(122,521)
Cash provided by (used for) investing activities	9,441	54,987	26,802	(97,284)	29	605,516
Cash provided by (used for) financing activities	(19,463)	12,328	(13,807)	116,622	1,523	(485,842)
Balance Sheet Data:
Total assets	357,354	415,129	448,639	499,165	377,208	390,549
Long-term debt, less current maturities	25,767	65,450	47,990	61,382	4,277	2,815
Stockholders' equity	92,885	89,018	111,346	138,896	136,139	137,957
Per outstanding common share	$3.68	$3.53	$4.41	$5.52	$5.41	$5.48

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. We have 100% ownership interests (directly and indirectly) in Fairchild Holding Corp. and Banner Aerospace Holding Company I, Inc.  Fairchild Holding Corp. is the owner (directly and indirectly) of Hein Gericke, PoloExpress, and Fairchild Sports USA. Our consolidated financial statements present as discontinued operations the results of Airport Plaza shopping center (sold July 6, 2006), a landfill partnership (sold April 28, 2006), and Fairchild Aerostructures (sold June 24, 2005).

     The following discussion and analysis provide information which management believes is relevant to the assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

EXECUTIVE OVERVIEW

     Our business consists of three segments: PoloExpress; Hein Gericke; and Aerospace. Our PoloExpress and Hein Gericke segments are engaged in the design and retail sale of protective clothing, helmets, and technical accessories for motorcyclists in Europe and our Hein Gericke segment is also engaged in the design and distribution of such apparel in the United States. Our Aerospace segment stocks a wide variety of aircraft parts, then distributes them to commercial airlines and air cargo carriers, fixed-base operators, corporate aircraft operators, and other aerospace companies worldwide.

      During the past twelve months, our senior management team has led an effort to enhance shareholder value with focused goals to generate growth opportunities within our core businesses, establish turnaround actions needed to capitalize on improvement opportunities within our Hein Gericke segment, and liquidate non-core assets at maximized value to reduce our high-yield debt and future cash flow needs.  To date, we have made marked progress toward achieving these objectives.  Some of the more significant steps taken in fiscal 2007 are discussed below:

•
At our Aerospace segment, we have enhanced our efforts to develop new products. This includes a concentration on expansion opportunities for the products and services we offer to extend across a larger group of aircraft fleet and customer base. In 2007, our Aerospace segment generated revenue growth of 8.1% and operating income growth of 9.2% over the prior year. While the impact of our work has yet to be fully realized, we are optimistic that our expectations to achieve substantial additional growth within our Aerospace segment can occur in the near future.

•
At our PoloExpress segment, in an effort to further strengthen the range of our products, we introduced several third party brands, offered more casual wear offerings, added two new stores in Switzerland, and relocated 5 store locations within Germany, optimizing store location and store size. Excluding foreign currency factors, our PoloExpress segment experienced revenue growth of 15.6% over the prior year. We have also decided, that in the fall of 2008, we will move PoloExpress into a much larger warehouse to optimize efficiency and provide sufficient space needed to capitalize on future expansion opportunities.

•
At our Hein Gericke segment, we have consolidated and centralized our warehouse facilities to one location to service all of Europe, improved the timeliness of product deliveries from suppliers to our warehouse and delivery to the stores, reintroduced our Hein Gericke product catalog to expand brand awareness and attract customer traffic, and increased efforts to optimize store location and appearance. Midway through our seasonal period, we opened new stores in Paris and Amsterdam and relocated our store in Vienna. Additionally, we closed 2 underperforming stores. Recently, we have restructured our management team providing them with clear goals to: maximize gross margins without reducing sales; optimize inventory management by purchasing more fast moving products; reduce the number of upscale third party brands offered; minimize the number of slow moving or low margin products offered; and strictly maintain cash flow within budgeted guidelines. Although margins improved slightly in fiscal 2007, an effort to reduce the level of “discontinued products” during the last three months of the fiscal year partially offset our margin gains.

•
At Corporate, we intensified efforts to reduce corporate expenses and maximize returns generated by the sale of non-core assets.  Accordingly, we successfully negotiated reductions in our corporate insurance contracts. In 2007, we reduced expenses by in excess of $2.8 million for salaries, travel expenses, and our director and officer insurance expenses, over the costs incurred in 2006.

•
In August 2007, we purchased annuities to settle the liabilities of an overfunded pension plan, which resulted in net remaining assets of approximately $8.7 million. This action triggered settlement accounting, which required us to expense approximately $26.2 million relating to the previous unrecognized actuarial losses and the costs associated with purchasing annuity contracts.  In September 2007, we would have been required to recognize approximately $17.0 million as a reduction to stockholders' equity upon the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Pension Plans, to recognized actuarial losses which were previously amortizable under the prior accounting rules. In September 2007, the settled pension plan, including its $8.7 million net remaining assets, was merged with one of our underfunded pension plans.  In accordance with the Pension Protection Act of 2006, this action reduces the amount we will be required to contribute to our underfunded pension plan.

•
In September 2007, we decided to amend certain retiree medical plans to eliminate subsidized supplemental Medicare insurance coverage for the current and future retirees of our non-class action retiree medical plans effective January 1, 2008. This action provided income recognition of approximately $11.8 million in fiscal 2007, as a result of the reduction in our postretirement benefits liabilities.

Subsequent to September 2007, we accomplished the following:

•
On October 31, 2007, we resolved all disputes with Alcoa related to the 2002 sale of the fastener business to Alcoa.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa made an additional payment to us of $0.6 million and assumed specified liabilities for foreign taxes, environmental matters, and worker compensation claims.  We used $20.9 million of these proceeds to fully repay the GoldenTree loan, which carried a variable interest rate of 12.8% at September 30, 2007.  We expect the repayment of this loan will eliminate in excess of $2.5 million in annual interest costs.

•
On October 31, 2007, we sold our property in Fullerton, California to Alcoa for $19.0 million.  We used $13.0 million of these proceeds to fully repay the Beal Bank loan, which carried a variable interest rate of 11.2% at September 30, 2007.  We expect the repayment of this loan will eliminate in excess of $1.0 million in annual interest costs.

•
In December 2007, we decided to change the investment allocation of our pension plan assets to a more traditional allocation of 60% in equity securities and 40% in fixed-income securities, from the previous very conservative allocation of 80% invested fixed income securities and 20% in equity. Our goal is to maximize returns by taking on an additional nominal risk. We expect this investment reallocation will significantly reduce the actual amounts of our annual long-term future cash contribution requirements.

•	During the three months ended December 31, 2007, actions were taken to consolidate and restructure back office functions at Hein Gericke.

During fiscal 2008, we expect to continue making significant operational improvements.  Our plans include the following:

•
At our Aerospace segment, we expect to continue our growth by offering additional products, obtaining required certifications and delivering new products recently developed, pursuing refinancing opportunities of our existing debt, and maximizing cash flow opportunities.

•
At our PoloExpress segment, we expect to continue our growth through opening new store locations and optimizing current store locations, transitioning to our new warehouse location, maximizing inventory management opportunities, continuing to add to our product offerings, pursuing refinancing opportunities, and maximizing cash flow opportunities.

•
At our Hein Gericke segment, we expect to continue cost structure improvements by taking aggressive actions to reduce additional expenses, including: closing stores which do not provide a positive contribution; reducing advertising expense; and considering opportunities to further reduce warehousing expenses. Additionally, we expect to achieve a significant improvement in gross margin contribution, conclude the refinancing of the GMAC loan, pursue additional refinancing opportunities, and produce positive cash flow for the year.

•
At our Corporate segment, we expect to continue efforts to generate cash from the liquidation of non-core assets, including the pending sale for $7.3 million of our Huntington Beach, California property and disposing of additional non-core property and investments.

•	At our Corporate segment, we expect to continue efforts to further reduce expenses.

•
We may consider opportunities to dispose of one or more of our core businesses in an effort to receive optimal values or eliminate future cash needs. We expect to use the proceeds received from a disposal at optimal value to pursue new acquisition opportunities or reinvest in our remaining businesses.

•	We may also consider raising cash to meet the subsequent needs of our operations by issuing additional stock or debt, entering into partnership arrangements, liquidating assets, or other means.

CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include: inventory valuation; the valuation of long-lived assets; impairment of goodwill and intangible assets with indefinite lives; pension and postretirement benefits; deferred and noncurrent income taxes; environmental and litigation accruals; and revenue recognition. Estimates in each of these areas are based on recent developments, historical experience and a variety of assumptions that we believe are appropriate. Actual results may differ from these estimates.  Senior management discussed the development, selection, and disclosure of the following accounting policies, considered most sensitive to changes from external factors, with the Audit Committee of the Board of Directors.

     Inventory Valuation:  Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out ("FIFO") method.  Net realizable value is estimated based upon assumptions made about future demand and market conditions.  We regularly review our inventory to identify slow-moving merchandise or obsolete components.  Slow-moving or obsolete components are identified based on the movement of the inventory by aging category.  If we determine the net realizable value of our inventory is less than the carrying value of the inventory, we provide a reserve for the difference as a charge to cost of sales.  If actual market conditions are more or less favorable than our estimates, adjustments to our inventory reserves may be required.

     Valuation of Long-Lived Assets: We review our long-lived assets for impairment, including property, plant and equipment and identifiable intangibles with finite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows will be greater than the carrying amount of our assets.  Impairment is measured based on the difference between the carrying amount of our assets and their estimated fair value.

     Impairment of Goodwill and Intangible Assets With Indefinite Lives: Goodwill and intangible assets deemed to have indefinite lives are not amortized. Instead of amortizing goodwill and intangible assets deemed to have indefinite lives, these assets are tested for impairment annually, or immediately if conditions indicate that such an impairment could exist.

     Pension and Postretirement Benefits: We have defined benefit pension plans covering certain of our current and former employees. Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. The accumulated benefit obligation for pensions and postretirement benefits was determined using a discount rate of 6.375% and 6.0% at September 30, 2007 and 2006, respectively, and an estimated return on plan assets of 8.0% and 8.5% at September 30, 2007 and 2006, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. For measurement purposes, in 2007, we assumed a 9.5% annual rate of increase in the cost per capita of claims covered under health care benefits.  In 2007, we elected to eliminate health care assistance to retirees for whom we are not contractually obligated to provide benefits.  In 2008, we are assuming a 7.0% health care cost trend for participants with continuing coverage under the health care plan for which we are contractually obligated to provide benefits. The effect of any change in these assumptions may result in a material change to the accumulated benefit obligation.

     Our assumptions for expected long-term return on plan assets are based on a periodic review and modeling of the plans’ asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data and economic/financial market theory. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. Our discount rate is determined based upon the annual change in the Moody’s AA corporate bond rates, which we have historically used as our benchmark.

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

     In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition.  In addition, we have identified several areas of potential contamination related to other facilities owned, or previously owned, by us, or our predecessors, which may require us either to take corrective action or to contribute to a clean-up.  We are also a defendant in several lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters, and for injuries to persons or property allegedly caused thereby, and we have been alleged to be a potentially responsible party at various "superfund" sites.  At the end of each calendar quarter, we thoroughly review our environmental matters and adjust our accrual to equal the estimated probable amount that it will cost us in connection with these matters. We believe that we have recorded adequate accruals in our consolidated financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions or other payments.

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

     Revenue Recognition: Revenues within our PoloExpress and Hein Gericke segments are recognized immediately upon the sale of merchandise by our retail stores, net of an allowance for returns. Sales and related costs within our Aerospace segment are recognized on shipment of products when collection is probable. Lease and rental revenue are recognized on a straight-line basis over the life of the lease. Shipping and handling amounts billed to customers are classified as revenues.

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

     In June 2005, we sold our Fairchild Aerostructures operation to PCA Aerospace.  The cash received from PCA Aerospace was subject to a post-closing adjustment based upon the net working capital of the business on January 1, 2005, compared with its net working capital as of June 24, 2005.  In October 2007, we reached a settlement with PCA regarding the purchase price adjustment related to that sale.  Under the terms of the settlement, PCA agreed to pay us $1.75 million.  A payment of $0.5 million was made in October 2007, and an additional payment of $0.25 million is due in February 2008.  In addition, we agreed to finance the remaining $1.0 million principal owed to us by PCA at an interest rate of 10%.  In accordance with the financing terms, starting in November 2007, PCA began to make monthly payments to us, which are expected to continue for a period of sixty months.  We also amended our lease with PCA Aerospace whereby we can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $5.0 million under a put option we hold, which can be exercised at any time through January 31, 2012. PCA Aerospace also holds a similar purchase option.  In November 2007, we exercised our put option.  Accordingly, PCA Aerospace has 6 months to purchase the property from us at fair market value, which we have agreed with PCA Aerospace will be $7.3 million.

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657.0 million in cash and the assumption of certain liabilities. During the four-year period from 2003 to 2006, we were entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of stated threshold levels, up to a maximum of $12.5 million per year. Deliveries exceeded the threshold aircraft delivery level needed for us to earn the full $12.5 million contingent payment for 2003, 2004, 2005, and 2006.  Accordingly, we recognized a $12.5 million gain on disposal of discontinued operations in fiscal 2004, 2005, 2006, and 2007.  On December 3, 2002, we deposited with an escrow agent $25.0 million to secure indemnification obligations we may have to Alcoa. The escrow period was to remain in effect to December 3, 2007. On October 31, 2007, we resolved all disputes with Alcoa related to the 2002 sale of the fastener business to Alcoa.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa made an additional payment to us of $0.6 million and assumed specified liabilities for foreign taxes, environmental matters, and worker compensation claims.  We used $20.9 million of these proceeds to fully repay the GoldenTree loan.  Simultaneously, on October 31, 2007, we sold our property in Fullerton, California to Alcoa for $19.0 million.  We used $13.0 million of these proceeds to fully repay the Beal Bank loan.

  Consolidated Results

     We currently report in three principal business segments: PoloExpress; Hein Gericke; and Aerospace. The following table provides the revenues and operating income (loss) of our segments on a historical basis for the fiscal years ended September 30, 2007, 2006, and 2005.

(In thousands)	Years Ended September 30,
	2007	2006	2005
Revenues
PoloExpress	$140,611	$112,786	$111,161
Hein Gericke	128,335	116,255	145,933
Aerospace	86,062	79,600	84,493
Corporate and Other	950	950	656
Total	$355,958	$309,591	$342,243

Operating Income (Loss)
PoloExpress	$12,131	$11,796	$9,895
Hein Gericke	(25,926)	(22,084)	(15,295)
Aerospace	6,519	5,968	6,093
Corporate and Other	(33,270)	(22,609)	(28,998)
Total	$(40,546)	$(26,929)	$(28,305)

Revenues increased by $46.4 million, or 15.0%, for fiscal 2007 compared to fiscal 2006. Revenues increased by $27.8 million in our PoloExpress segment and by $12.1 million in our Hein Gericke segment due primarily to store openings and relocations and the favorable affect of the increase in the strength of the Euro.  Revenue increased by $6.5 million in our Aerospace segment due primarily to an overall improvement in the areas of the aerospace industry for which we provide products. Revenues decreased by $32.7 million, or 9.5%, in fiscal 2006 compared to fiscal 2005. The decrease in fiscal 2006 was due primarily to the downsized activities of our Fairchild Sports USA business in the Hein Gericke segment and in our Aerospace segment due to fiscal 2005 benefiting from the delivery of several unusually large one-time orders.

     Gross margin as a percentage of revenues was 40.0%, 39.9%, and 38.1%, in fiscal 2007, fiscal 2006, and fiscal 2005, respectively. The improvement in margins in fiscal 2007 compared to fiscal 2006 reflected increased margins at Hein Gericke offset by decreased margins at PoloExpress.  Gross margin at our Aerospace segment was flat in 2007 compared to 2006.  The increased gross margin at Hein Gericke resulted from a shift in product mix.  Specifically, sales at Fairchild Sports USA, typified by a lower margin, decreased relative to retail sales.  Gross margin at our PoloExpress segment decreased primarily due to expansion of third party branded products, which have lower gross margin than Polo branded products. The change in margins in fiscal 2006 compared to fiscal 2005 reflects an increase in margins resulting from a shift in the product mix to higher margin products at each of our PoloExpress, Hein Gericke, and Aerospace segments.

     Selling, general and administrative expense includes pension and postretirement expenses of $16.7 million, $3.6 million, and $6.5 million for fiscal 2007, fiscal 2006, and fiscal 2005, respectively. The increase in 2007 reflects primarily the liquidation of an overfunded pension plan resulting in expense of $26.2 million related to previously unrecognized actuarial losses, partially offset by income recognition of $11.8 million resulting from a decision to eliminate health care assistance to retirees for whom we are not contractually obligated to provide benefits.  We liquidated the overfunded pension plan to allow us to access $8.7 million in excess assets in order to reduce future cash requirements by merging the plan with our underfunded plan.  Selling, general and administrative expense, excluding pension and postretirement expense, as a percentage of revenues was 47.8%, 49.0%, and 45.9%, in fiscal 2007, fiscal 2006, and fiscal 2005, respectively. The improvement in fiscal 2007 compared to fiscal 2006 was due primarily to the higher volume of revenues and related economies of scale.  Selling, general and administrative expense in fiscal 2006 also benefited from $5.7 million received by us from the settlement of the shareholder derivative litigation, offset partially by $0.6 million of related legal fees. The increase in selling, general and administrative expense as a percentage of revenues in fiscal 2006 compared to fiscal 2005 was due primarily to the lower volume of revenues as well as the impact of the settlement of the shareholder derivative litigation.

     Other income, net decreased by $0.9 million in fiscal 2007 compared to fiscal 2006.  This decrease principally resulted from a $1.3 million increase in the foreign exchange loss, $1.1 million gain from a lease termination at our Hein Gericke segment in 2006, and a $0.4 million decrease in charter income related to an owned airplane, offset partially by a $2.1 million gain on collection of a note receivable in 2007.  Other income decreased by $0.2 million in fiscal 2006 compared to fiscal 2005 due primarily to a $1.0 million gain recognized on the sale of real estate in fiscal 2005 offset partially by a $0.7 million increase in charter income related to an owned airplane.

     Operating loss for fiscal 2007, fiscal 2006, and fiscal 2005 was $40.5 million, $26.9 million, and $28.3 million, respectively. The $13.6 million increase in operating loss for fiscal 2007 reflected the $13.2 million net increase in pension and postretirement expense and fiscal 2006 benefiting from $5.1 million net proceeds we received from the settlement of the shareholder derivative litigation, offset partially by the improvements in gross profit in 2007. The $1.4 million improvement in operating loss for fiscal 2006 compared to fiscal 2005 was due primarily to $5.1 million net proceeds we received from the settlement of the shareholder derivative litigation and the decreased pension and postretirement expense, offset partially by the reduction in gross margin.

     Net interest expense increased by $2.9 million, or 34.7%, in fiscal 2007 compared to fiscal 2006 due primarily to the $30.0 million GoldenTree term loan we entered into on May 3, 2006.  Net interest expense decreased by $2.9 million, or 25.6%, in fiscal 2006 compared to fiscal 2005, due primarily to lower interest expense on the $100 million interest rate contract, which we settled in December 2005, partially offset by interest expense on the $30.0 million GoldenTree term loan we entered into on May 3, 2006.

     Investment income was $6.0 million for fiscal 2007 and included $5.6 million of realized gains from the sale of investments and $0.5 million of dividend income.  Investment income was $2.9 million for fiscal 2006 and included $1.3 million of realized gains from the sale of investments, $1.1 million of dividend income, and a $0.5 million increase in the fair market value of investments classified as trading securities. Investment income was $6.0 million for fiscal 2005, including $5.3 million of stock and dividends received from the demutualization of an insurance company, $0.5 million in other dividend income, $0.2 million of realized net gains from the sale of investments, and a $0.8 million increase in the fair market value of investments classified as trading securities, offset partially by a $0.8 million investment impairment.

     The fair market value adjustment of our position in a ten-year $100 million interest rate contract improved by $0.8 million in fiscal 2006 and $5.9 million in fiscal 2005. The fair market value adjustment of this agreement reflected increasing interest rates and caused the favorable change in fair market value of the contract in these periods. We settled the interest rate contract at the end of December 2005, and accordingly we will have no further income or loss from this contract. The settlement allowed us to increase cash available for operations by releasing approximately $2.5 million of cash held in escrow in excess of the liability.

    The overall tax benefit for fiscal 2007 was $39.5 million.  A $6.8 million tax benefit from continuing operations resulted from $0.1 million of current federal, state, and foreign taxes benefit and $6.7 million of foreign deferred taxes benefit.  Effective August 1, 2007, Hein Gericke Deutschland (now known as Polo Holding) sold the assets of the Hein Gericke business to a new wholly-owned sister company now known as Hein Gericke Deutschland. This resulted in a deferred intercompany loss of approximately $33.4 million that is not reflected in the financial statements until such time as the underlying assets are sold to unrelated third parties.  As a result of the sale, Polo Holding will be able to utilize the cumulative combined income and trade tax losses of $30.2 million and $28.1 million, respectively, to offset its future profits subject to income and trade tax. As a result of the sale, there was a release of $2.9 million in the valuation allowance against the pre-transaction tax losses. We believe that Polo Holding will be able to utilize the accumulated net operating losses as the company has a history of profitability.  An adjustment of $1.9 million to the basis in the Esser Note resulted in a reduction to the foreign deferred tax liability of $0.3 million due to the resulting decrease of the tax impact of conversion of PoloExpress from a German partnership to a German corporation. In addition, the Company was required to record a reduction to the foreign deferred tax liability of $1.8 million as a result of German statutory rate decreases and currency adjustments.   No Federal taxes were recognized from continuing operations due to the domestic tax losses for which a full valuation allowance is recorded. The $32.8 million tax benefit in gain on disposal of discontinued operations resulted from reduction of tax liabilities due to expiration of the related statutes of limitation and closure of the related tax periods.

     The overall tax expense for fiscal 2006 was $4.8 million.  A $2.2 million tax expense from continuing operations resulted from $0.3 million of current federal, state, and foreign taxes and $1.9 million of foreign deferred taxes.  The foreign deferred taxes arose from a tax benefit from operating losses of $0.1 million, offset by $1.9 million in tax expense related to the impact of the conversion of PoloExpress from a German partnership to a German Corporation.  The conversion of PoloExpress allowed PoloExpress and Hein Gericke Deutschland to file consolidated trade tax returns thereby enabling the Company to reduce its current income tax and trade tax liabilities.  However, as a result of this conversion, the Company was required to record a deferred tax liability of $5.6 million as it will no longer benefit from future tax deductions related to the amortization of acquired intangibles.  Offsetting this liability is $3.6 million of deferred tax assets related to future tax deductions which were previously not expected to be recoverable.  This conversion allowed our two subsidiaries, Hein Gericke Deutschland and PoloExpress, to compute their trade tax liabilities on a combined basis and utilize the cumulative combined income and trade tax losses of approximately $20.6 million and $18.8 million, respectively, to offset their combined future profits subject to income and trade tax. No Federal taxes were recognized from continuing operations due to the domestic tax losses. The $2.6 million tax expense in discontinued operations resulted from current state tax liabilities of $0.9 million associated with the sale of certain assets and $1.7 million in additional foreign tax liabilities arising from transfer pricing issues identified during a tax audit in Germany related to a previously sold business.

   The overall tax provision for fiscal 2005 was a benefit of $0.2 million, representing $1.9 million of current and deferred foreign tax expenses, $0.2 million of current state tax expenses related to our continuing operations, and $0.8 million of tax expense related to our discontinued operations, all of which is more than offset by a $3.2 million tax benefit of federal deferred taxes.

     Net loss from discontinued operations includes the results of the Airport Plaza shopping center prior to its sale, Fairchild Aerostructures prior to its sale, and certain legal, tax, and environmental expenses associated with our former businesses. The loss from discontinued operations for fiscal 2007 consists primarily of a $2.3 million increase in our accrual of environmental liabilities at locations of operations previously sold and $4.0 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago. The loss from discontinued operations for fiscal 2006 consists primarily of an accrual of $9.0 million of environmental liabilities at locations of operations previously sold and $5.6 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago, offset partially by $0.9 million of earnings generated by the shopping center prior to its sale. The loss from discontinued operations for fiscal 2005 consists primarily of an accrual of $5.3 million of environmental liabilities at locations of operations previously sold and $0.2 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago, offset partially by $1.9 million of collections of old accounts receivable previously written-off from businesses we previously sold.

     In fiscal 2007, we recognized a $45.3 million gain on the disposal of discontinued operations, as a result of $32.8 million tax reserve releases following the expiration of the related statutes of limitations and closure of the related tax period, as well as $12.5 million of additional proceeds earned from the sale of the fastener business.  In fiscal 2006, we recognized a $13.6 million gain on the disposal of discontinued operations, as a result of $12.5 million additional proceeds earned from the sale of the fastener business, and a $1.1 million gain recognized on the sale of a landfill development partnership.  In fiscal 2005, we recognized a $13.6 million gain on the disposal of discontinued operations, primarily as a result of $12.5 million additional proceeds earned from the sale of the fastener business and a $1.1 million gain recognized on the sale of Fairchild Aerostructures.

     Other comprehensive income includes foreign currency translation adjustments, unrecognized actuarial loss on pensions, and unrealized periodic holding changes in the fair market value of available-for-sale investment securities. Fiscal 2007 comprehensive income included a $5.9 million increase in the minimum pension liability primarily due to the effects of adopting a new accounting standard on September 30, 2007, and a $0.1 million increase in the fair market value of available-for-sale securities, offset partially by a $10.0 million increase in unrealized foreign currency translations due to the strengthening of the Euro against the U.S. dollar.  Fiscal 2006 comprehensive income included an $8.1 million decrease in the minimum pension liability due to changes in the discount rate, a $3.8 million increase in the fair market value of available-for-sale securities, and a $2.6 million increase in unrealized foreign currency translations due to the strengthening of the Euro against the U.S. dollar.   In fiscal 2005, other comprehensive loss included a $7.5 million increase in the minimum pension liability due to changes in the discount rate, $0.2 million decrease in the fair market value of available-for-sale securities, and a $1.4 million decrease in unrealized foreign currency translations due to the strengthening of the U.S. dollar against the Euro.

   Segment Results

   PoloExpress Segment

     Our PoloExpress segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists.  As of September 30, 2007, PoloExpress operated 91 retail shops in Germany and 4 shops in Switzerland. While the PoloExpress retail stores primarily sell Polo brand products, these retail stores also sell products of other manufacturers, the inventory of which is owned by the Company.  The PoloExpress segment is a seasonal business, with an historic trend of a higher volume of sales and profits during March through September.

     Sales in our PoloExpress segment increased by $27.8 million, or 24.7%, from fiscal 2006 to fiscal 2007.  Retail sales per square meter was approximately $2,892 in 2007 and $2,625 in 2006. The sales increase for 2007 resulted from an improvement in same store sales of 7.2% and the effect of 5 stores, which were newly opened or relocated during fiscal 2006. Foreign currency exchange rates on the translation of European sales into U.S. dollars changed favorably and increased our revenues by approximately $7.7 million in 2007. Additionally, the month long World Cup soccer tournament, which was hosted by Germany beginning in June 2006, negatively affected 2006 revenues and profits. Gross margin in 2007 decreased to 46.9% from 48.5% in 2006 primarily due to the expansion of third party branded products which have lower gross margins compared to Polo branded products.  Operating expenses increased $10.9 million primarily due to increased store operating costs due to newly opened or relocated stores and incremental marketing costs.  In addition, foreign currency exchange rates on the translation of European operating expenses into U.S. dollars increased our operating costs by approximately $3.1 million. Operating income in our PoloExpress segment increased by $0.3 million in fiscal 2007 as compared to fiscal 2006.  The increase in fiscal 2007 was due primarily to increased sales which more than offset the slightly lower gross margin and the increased operating expenses.

     Sales in fiscal 2006 increased by $1.6 million, or 1.5%, from fiscal 2005.  Sales gains resulted from 4 stores newly opened or relocated in fiscal 2006 and the incremental sales resulting from the full year impact of 3 new store openings in fiscal 2005.  Same store sales decreased by 0.4% in 2006 reflecting harsh weather in March in Germany and higher sales generated in fiscal 2005 resulting from PoloExpress celebrating its 25th anniversary. Additionally, the month long World Cup soccer tournament, which was hosted by Germany beginning in June, negatively affected revenues and profits. Finally, foreign currency exchange rates on the translation of European sales into U.S. dollars changed unfavorably and reduced our revenues by approximately $2.2 million in 2006.  Retail sales per square meter was approximately $2,625 in 2006 compared to $2,864 in 2005. Operating income in our PoloExpress segment increased by $1.9 million in fiscal 2006 as compared to fiscal 2005.  The increase in fiscal 2006 was due primarily to improved gross margins in conjunction with increased sales.

     We have continued a program to focus on optimizing store size and expanding into new markets.

   Hein Gericke Segment

     Our Hein Gericke segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. As of September 30, 2007, Hein Gericke operated 145 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Turkey, and the United Kingdom.  Although the Hein Gericke retail stores primarily sell Hein Gericke brand items, these retail stores also sell products of other manufacturers, the inventory of which is owned by the Company. Fairchild Sports USA, located in Tustin, California, designs and sells apparel and accessories under private labels for third parties and sells licensed product to Harley-Davidson dealers. The Hein Gericke segment is a seasonal business, with an historic trend of a higher volume of sales during March through September.

     Sales in our Hein Gericke segment increased by $12.1 million, or 10.4%, from fiscal 2006 to fiscal 2007. Sales at Hein Gericke retail locations increased $16.9 million, or 15.8%, in 2007, as compared to 2006. The increase in Hein Gericke retail sales reflected a same store sales increase of 7.1% for 2007.  The improvement in retail sales was offset by a $4.8 million decrease in sales at Fairchild Sports USA, whose operations were substantially downsized in late fiscal 2006.  Foreign currency exchange rates on the translation of European sales into U.S. dollars changed favorably and increased our revenues by approximately $6.8 million in 2007 compared to fiscal 2006. Retail sales per square meter was approximately $2,178 in 2007 compared to $2,017 in 2006. Gross margin in 2007 increased to 40.0% from 39.1% in 2006 primarily due to the change in product mix.  Retail sales, which have a higher gross margin percentage increased in fiscal 2007 compared to fiscal 2006. This increase was offset by the decrease in sales at Fairchild Sports USA, which have a much lower gross margin percentage. Gross margin in our retail operations decreased to 41.0% in 2007 from 42.8% in 2006 primarily due to efforts to reduce inventory levels in the fourth quarter of fiscal 2007.  Operating expenses increased $9.7 million primarily due to increased store operating costs due to newly opened or relocated stores and incremental marketing costs.  In addition, foreign currency exchange rates on the translation of European operating expenses into U.S. Dollars increased our operating costs by approximately $4.5 million.  Finally, operating costs of Fairchild Sports USA decreased $2.0 million in fiscal 2007 compared to fiscal 2006 due to the operational downsizing in late fiscal 2006.  The operating results in our Hein Gericke segment decreased by $3.8 million in fiscal 2007 as compared to fiscal 2006 as increased sales were more than offset by higher operating costs and the lower gross margin percentage on our retail operations due to our efforts to reduce inventory levels.  In addition, the operating results in fiscal 2007 compared to fiscal 2006 were negatively impacted by $0.9 million in foreign currency losses resulting from a weakening U.S. Dollar and British Pound Sterling compared to the Euro.

     Sales in our Hein Gericke segment decreased by $29.7 million, or 20.3%, from fiscal 2005 to fiscal 2006. Sales at Fairchild Sports USA represented $19.8 million of the decrease in fiscal 2006 due to a reduction in sales to Harley-Davidson and the reduction in sales to Tucker-Rocky due to the sale of the First Gear product line in fiscal 2005. Same store sales decreased by 9.0% in 2006 reflecting lower sales at Hein Gericke due in most part to delays in inventory receipts which resulted in out-of-stock conditions on certain high demand items; a shift in the timing and marketing strategy; and unusually harsh weather during March in Europe.  Additionally, the month long World Cup soccer tournament, which was hosted by Germany beginning in June, negatively affected revenues and profits. In addition, foreign currency exchange rates on the translation of European sales into U.S. Dollars changed unfavorably and reduced our revenues by approximately $2.2 million in 2006.  Retail sales per square meter was approximately $2,017 in 2006 compared to $2,210 in 2005. The operating results in our Hein Gericke segment decreased by $6.8 million in fiscal 2006 compared to fiscal 2005.  The decrease in fiscal 2006 was due primarily to a $3.3 million decline in operating results at Fairchild Sports USA, and the aforementioned sales decreases, offset partially by a 0.6% improvement in its gross margins as a percentage of sales in fiscal 2006, as compared to fiscal 2005.

   Aerospace Segment

     Our Aerospace segment has five locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, and one location provides overhaul and repair capabilities. The products distributed include: navigation and radar systems; instruments and communication systems; flat panel technologies; and rotables. Our location in Titusville, Florida overhauls and repairs landing gear, pressurization components, instruments, and avionics.  Customers include original equipment manufacturers, commercial airlines, corporate aircraft operators, fixed-base operators, air cargo carriers, general aviation suppliers, and the military.  Sales in our Aerospace segment increased by $6.5 million, or 8.1%, for fiscal 2007 compared to fiscal 2006.  This increase reflected an overall improvement in the areas of the aerospace industry for which we provide products.  Sales in our Aerospace segment decreased by $4.9 million, or 5.8%, for fiscal 2006 compared to fiscal 2005.  Sales in our Aerospace segment benefited in 2005 from the delivery of several unusually large orders.

     Gross margin remained consistent at 28.4% for fiscal 2007 compared to 28.5% for fiscal 2006.  This stability in the gross margin was due primarily to consistency in the segment’s cost structure relative to revenue.  Gross margin for fiscal 2006 increased to 28.5% from 25.5% for fiscal 2005 principally due to a shift in product mix to higher margin products in fiscal 2006 compared to fiscal 2005.

     Operating income increased by $0.6 million in fiscal 2007 compared to fiscal 2006. The increase in operating income resulted from a stable gross margin for fiscal 2007 compared to fiscal 2006, offset partially by the increase in selling, general, and administrative expenses over the same period.  Operating income remained flat at $6.0 million for fiscal 2006 compared to fiscal 2005. The stable operating income resulted from a 3.0% improvement in gross margin for fiscal 2006 compared to fiscal 2005, which offset the decrease in sales over the same period.

   Corporate and Other

     During fiscal 2007, our other operations consisted of a 208,000 square foot manufacturing facility located in Fullerton, California that we owned and leased to Alcoa, and a 58,000 square foot manufacturing facility located in Huntington Beach, California that we owned and leased to PCA Aerospace.  On October 31, 2007, we sold our Fullerton property to Alcoa for $19.0 million.  Also in October 2007, we amended our lease with PCA Aerospace whereby we can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $5.0 million under a put option we hold, which can be exercised at any time through January 31, 2012.  In November 2007, we exercised our put option.  Accordingly, PCA Aerospace has 6 months to purchase the property from us at fair market value, which we have agreed with PCA Aerospace will be $7.3 million.

     The operating loss at corporate increased by $10.7 million in fiscal 2007 compared to fiscal 2006.  In August 2007, we purchased annuities to settle the liabilities of an overfunded pension plan, which resulted in net remaining assets of approximately $8.7 million. This action triggered settlement accounting, which required us to expense approximately $26.2 million relating to the previous unrecognized actuarial losses and the costs associated with purchasing annuity contracts.  In September 2007, we would have been required to recognize approximately $17.0 million as a reduction to stockholders' equity upon the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Pension Plans, to recognize actuarial losses which were previously amortizable under the prior accounting rules. In September 2007, the settled pension plan, including its $8.7 million remaining net assets, was merged with one of our underfunded pension plans.  This action was partially offset by our decision to amend certain retiree medical plans to eliminate subsidized supplemental Medicare insurance coverage for the current and future retirees of our non-class action retiree medical plans, effective January 1, 2008.  This action provides income recognition of approximately $11.8 million, as a result of the reduction in our postretirement benefits liabilities. Additionally, fiscal 2006 benefited by $5.1 million from the settlement of shareholder derivative litigation. Excluding these items, operating income at corporate actually decreased by $9.2 million, primarily due to reductions in salaries, travel expenses, and insurance costs. The operating loss at corporate was reduced by $6.4 million in fiscal 2006 compared to fiscal 2005, due primarily to the settlement of shareholder derivative litigation. We recognized a net reduction in general and administrative expenses of $5.1 million in fiscal 2006 from net proceeds we received as a result of settlement of shareholder derivative litigation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our combined debt, which includes debt of discontinued operations, and equity (“capitalization”) as of September 30, 2007 and 2006 was $167.9 million and $180.0 million, respectively. The fiscal 2007 change in capitalization included a net decrease of $15.9 million in debt resulting from net debt repayment of $19.4 million including partial repayment of the GoldenTree note.  Stockholders’ equity increased by $3.9 million, due primarily to a foreign currency translation increase of $10.0 million and a $0.1 million unrealized gain on available-for-sale securities, offset by our $0.3 million reported net loss and a $5.9 million increase in minimum pension liability.   Our combined cash and investment balances totaled $87.1 million on September 30, 2007, compared to $130.4 million on September 30, 2006, and included restricted cash and investments of $71.8 million and $67.0 million at September 30, 2007 and September 30, 2006, respectively.  Total capitalization as of September 30, 2006 and 2005 was $180.0 million and $234.2 million, respectively. The fiscal 2006 change in capitalization included a net decrease of $31.9 million in debt resulting from assumption of our $53.5 million mortgage loan on Airport Plaza by the acquirer of the property; obtaining the $30.0 million GoldenTree term loan; and approximately $10.5 million of debt repayments, net of additional borrowings.  Stockholders’ equity decreased by $22.3 million, due primarily to our $37.3 million reported net loss, offset partially by $3.8 million unrealized gain on available for sale securities as well as $8.1 million decrease in minimum pension liability.  Our combined cash and investment balances totaled $130.4 million on September 30, 2006, compared to $97.9 million on September 30, 2005, and included restricted investments of $67.0 million and $64.4 million at September 30, 2006 and September 30, 2005, respectively.

     Net cash provided by operating activities for fiscal 2007 was $10.4 million.  Excluding $47.2 million of net proceeds from the sale of investments classified as “trading securities”, our net cash used for operating activities for fiscal 2007 was $36.8 million.  Our adjusted net cash used for operating activities primarily resulted from a $3.2 million increase in restricted cash and a $15.6 million net decrease in our pension and healthcare liabilities.  Net cash used for operating activities for fiscal 2006 was $71.8 million. The working capital uses of cash in 2006 included a $33.0 million increase in investments classified as “trading securities”, $12.7 million increase in inventory, a $11.9 million decrease in pension and healthcare liabilities, and a $3.1 million increase in prepaid expenses and other current assets, offset partially by a $14.4 million increase in accounts payable and accrued liabilities, a $13.0 million increase in net other noncurrent liabilities, and a $1.0 million decrease in accounts receivable. The working capital uses of cash were also affected by our $28.6 million net loss before depreciation and amortization and $11.9 million of non-cash charges and working capital changes provided from discontinued operations, including the gain recognized from the Alcoa earnout.  Net cash used for operating activities for fiscal 2005 was $13.1 million. The working capital uses of cash in 2005 included a $0.3 million increase in inventory, a $7.5 million decrease in accounts payable and accrued liabilities and a $4.1 million decrease in net other noncurrent liabilities, offset partially by a $9.3 million decrease in accounts receivable, an $8.2 million increase in pension and healthcare liabilities, and a $0.4 million decrease in prepaid expenses and other current assets. The working capital sources of cash were offset by our $10.2 million net loss before depreciation and amortization and $8.5 million of non-cash charges and working capital changes provided from discontinued operations.

     Net cash provided by investing activities for fiscal 2007 was $9.4 million, and included primarily $12.5 million received from Alcoa as additional earn-out proceeds from our December 2002 sale of our former fastener business, offset by $11.7 million of capital expenditures. Net cash provided by investing activities for fiscal 2006 was $55.0 million, and included primarily $40.7 million of proceeds received from the sale of our shopping center, $12.5 million received from Alcoa as additional earn-out proceeds from our December 2002 sale of our former fastener business, and $1.4 million of proceeds received from the sale of a landfill development partnership, offset partially by $7.8 million of capital expenditures. Net cash provided by investing activities for fiscal 2005 was $26.8 million, and included $12.5 million received from Alcoa as additional earn-out proceeds from our December 2002 sale of our fastener business, $9.5 million of proceeds received from investment securities, $10.5 million of net proceeds received from the sale of non-core property, and $6.0 million received from the sale of Fairchild Aerostructures in June 2005, offset by $11.7 million of capital expenditures.

     Net cash used for financing activities for fiscal 2007 was $19.5 million, which reflected a $37.3 million net decrease in debt for principal repayments, offset partially by $17.8 million from issuance of debt. Net cash provided by financing activities for fiscal 2006 was $12.3 million, which reflected a $19.5 million net increase in debt from additional borrowings, offset partially by $4.3 million in settlement of our interest rate contract and $0.5 million of term loan repayments associated with our shopping center prior to its sale. Net cash used for financing activities was $13.8 million for fiscal 2005, which reflects $13.5 million of net debt repayments, offset partially by $1.0 million received on repayment of shareholder loans.

     Our principal cash requirements include supporting our current operations, general and administrative expenses, capital expenditures, and the payment of other liabilities including pension and postretirement benefits, environmental investigation and remediation costs, and litigation related costs. We expect that cash on hand, cash available from lines of credit, and proceeds received from dispositions of short-term investments and other non-core assets, will be adequate to satisfy our cash requirements through February 2009.

     For the year ended September 30, 2007, we reported a loss from continuing operations of $39.1 million compared to a loss of $33.9 million in fiscal 2006. The fiscal 2007 loss from continuing operations includes the $26.2 million pre-tax loss associated with the settlement of our pension plan offset partially by the $11.8 million gain recognized from the elimination of postretirement benefits.  The fiscal 2006 loss from continuing operations benefited from the settlement of the shareholder derivative litigation, which improved our results by approximately $5.1 million. Excluding these items, the reduction in the loss from continuing operations resulted primarily from stronger performances provided by our PoloExpress segment and our Aerospace segment. Our net cash provided by operating activities in fiscal 2007 primarily resulted from $47.2 million in proceeds from the sale of investments classified as “trading securities”, without which we would have experienced an operating cash outflow of $36.8 million.  This operating cash outflow principally resulted from the inventory demands of our PoloExpress and Hein Gericke businesses and our consolidated operating losses.  As of September 30, 2007, we have unrestricted cash and investments of $15.2 million, and available borrowing under lines of credit of $6.9 million.

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

     Previously, we considered additional options for reducing our public costs, including opportunities to take our company private, or “going dark”. An offer to take our company private at $2.73 per share, led by Jeffrey Steiner, our Chairman and Chief Executive Officer, and Philip Sassower, was terminated.  As of this date, no further discussions are on-going. However, our senior management will continue to pursue opportunities to reduce our public costs and our corporate expenses and consider any other opportunities to restructure our existing debt and pursue additional merger, acquisition, and divestiture opportunities. Additionally, in December 2007, a fund known as the Phoenix Group led by Phillip Sassower, purchased approximately 30% of our outstanding Class A common stock through a tender offer. In his offering, Mr. Sassower indicated he would be taking an active shareholder role to pursue the enhancement of value for our shareholders, and provide the Company with doors for which it may access additional capital. We will welcome the Phoenix Group and look forward to listening, and if appropriate, acting upon their ideas which could further enhance value for our shareholders.

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

     Our capital expenditures are principally discretionary.  We are not obligated to incur significant future capital expenditures under any contractual arrangements. We expect to incur approximately $13.1 million for capital expenditures in fiscal 2008.

Off Balance Sheet Items

     On September 30, 2007, approximately $0.8 million of bank loans received by retail shop partners in the PoloExpress segment were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us. These guarantees were assumed by us when we acquired the PoloExpress business. We have guaranteed loans to shop partners for the purchase of store fittings in certain locations where we sell our products. The loans are secured by the store fittings purchased to outfit these retail stores.

Contractual Obligations

     At September 30, 2007, we had contractual commitments to repay debt, to make payments under operating and capital lease obligations, to make pension contribution payments, and to purchase the remaining 7.5% interest in PoloExpress.  Payments due under these long-term obligations are as follows:

(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Debt	$48,511	$3,864	$21,903	$-	$-	$-	$74,278
Estimated interest costs	4,797	2,900	1,608	-	-	-	9,305
Capital lease obligations	724	-	-	-	-	-	724
Operating lease commitments	27,833	22,977	17,126	13,717	11,099	54,143	146,895
Pension contributions	4,700	6,500	6,500	6,300	6,100	15,300	45,400
Postretirement benefits	2,553	2,346	2,276	2,190	2,097	8,715	20,177
Acquire remaining interest in PoloExpress	15,369	-	-	-	-	-	15,369
Total contractual cash obligations	$104,487	$38,587	$49,413	$22,207	$19,296	$78,158	$312,148

     We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our payments of workers compensation. At September 30, 2007, we had contingent liabilities of $3.5 million on commitments related to outstanding letters of credit.

     Our operations enter into purchase commitments in the normal course of business.

     We have $41.5 million classified as Other accrued liabilities at September 30, 2007, including $15.4 million due to purchase the remaining 7.5% interest in PoloExpress in April 2008.  The remaining $26.1 million does not have specific payment terms or other similar contractual arrangements. On February 28, 2008, Mr. Klaus Esser exercised his put option requiring the company to acquire the remaining 7.5% interest in PoloExpress.

     Currently, we are not being audited by the Internal Revenue Service for any years. However, we are currently being audited in Germany for 1997 through 2002. Our noncurrent tax liability was $10.9 million at September 30, 2007. However, based on tax planning strategies, we do not anticipate having to satisfy the tax liability over the short-term.  In March 2007, our tax liability was reduced by approximately $32.8 million due to the expiration of the related statutes of limitation and closure of the related tax periods and increased by $0.5 million of interest expense.

     At September 30, 2007, we have $4.8 million of unused alternative minimum tax credit carryforwards that do not expire and $189.9 million of federal operating loss carryforwards expiring as follows: $8.8 million in 2018; $59.8 million in 2019; $51.3 million in 2020; $4.2 million in 2021; $11.4 million in 2023; $21.9 million in 2024: $25.4 million in 2025; and $7.1 million in 2027.  As the periods of assessment for 1995 to 2003 have expired during 2007, additional tax may be collected from us only for 2004 to 2006.  Tax losses of $135.6 million arising in years prior to 2004 may still be reduced in determining the proper amount of net operating loss available to be carried forward to years after 2003. The Company also has approximately $30.2 million of foreign income tax loss and $28.1 million of foreign trade tax loss carryforwards that have no expiration period and other foreign income tax loss of $26.8 million with a full valuation allowance.

     The gains on the disposal of discontinued operations we reported between 1995 to 2005, for federal income tax, may be significantly increased if our tax position is not sustained with respect to the sales of several businesses, and the repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended.  If all of these adjustments were made, the federal income tax loss carryforwards might be substantially reduced

     Should any of these liabilities become immediately due, we may be obligated to obtain financing, raise capital, and/or liquidate assets to satisfy our obligations.

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

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We are required to adopt this statement in October 2008, except as it relates to certain non-financial assets and liabilities for which SFAS No. 157 is effective in fiscal 2010, and we are currently evaluating the potential impact to our future results of operations, financial position, and cash flows.

     In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The cumulative effect of initially adopting FIN No. 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN No. 48. We are required to adopt this interpretation in October 2007, and we are currently evaluating the impact this new standard will have on our future results of operations, financial position, and cash flows.

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

     Interest Rate Risk: In May 2004, we issued a floating rate note with a principal amount of €25.0 million. Embedded within the promissory note agreement is an interest rate cap protecting one half of the €25.0 million borrowed. The embedded interest rate cap limits to 6% the 3-month EURIBOR interest rate that we must pay on the promissory note. We paid approximately $0.1 million to purchase the interest rate cap. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. We are accounting for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument. At September 30, 2007, the fair value of this instrument is nominal.

     Essentially all of our other outstanding debt is variable rate debt.  We are exposed to risks of rising interest rates, which could result in rising interest costs.

     Foreign Currency Risk: We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, if we deem it appropriate, we may consider utilizing foreign currency forward contracts in the future. For fiscal 2007, we estimate that approximately 74% of our total revenues were derived from customers outside of the United States, with approximately 74% of our total revenues denominated in currencies other than the U.S. Dollar. We estimate that revenue and operating expenses for fiscal 2007 were higher by $19.3 million and $9.4 million, respectively, as a result of changes in exchange rates compared to fiscal 2006. At September 30, 2007, we had $52.2 million of working capital denominated in foreign currencies. At September 30, 2007, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency at September 30, 2007:

					Total
	Euro	British Pound	Swiss Franc	Other	Exposure
Revenues	78%	18%	4%	0%	100%
Operating Expenses	80%	17%	3%	0%	100%
Working Capital	82%	14%	2%	2%	100%

     A hypothetical 10% strengthening of the U.S. Dollar during fiscal 2007 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $24.0 million and reduced operating expenses by approximately $11.6 million, resulting in a $0.9 million improvement in our operating loss as compared to what was actually reported. Working capital at September 30, 2007, would have been approximately $4.7 million lower than actually reported, if we had used this hypothetical stronger U.S. Dollar. These numbers were estimated using the different hypothetical rate for the entire year and applying it evenly to all non U.S. Dollar transactions.

     Inflation: We believe that inflation has not had a material impact on our results of operations for fiscal 2007. However, we cannot assure you that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and the report of our independent auditors, are set forth below.

Supplementary information regarding “Quarterly Financial Data (Unaudited)” is set forth under Item 8 in Note 16 to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Fairchild Corporation
McLean, Virginia

We have audited the accompanying consolidated balance sheet of The Fairchild Corporation (the Company) as of September 30, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  We have also audited the schedule listed in Item 15(a)(2).  These financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation at September 30, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the year ended September 30, 2007.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/ BDO Seidman, LLP

Bethesda, Maryland
February 15, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Fairchild Corporation:

We have audited the accompanying consolidated balance sheet of The Fairchild Corporation and subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule listed in Item 15(a)(2) as of September 30, 2006 and for each of the years in the two-year period ended September 30, 2006.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Fairchild Corporation and subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

McLean, Virginia
August 13, 2007

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS
	September 30,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents - unrestricted	$9,527	$8,541
Cash and cash equivalents - restricted	3,243	.-
Short-term investments - unrestricted	2,192	50,510
Short-term investments - restricted	47,411	6,002
Accounts receivable-trade, net	16,566	16,927
Inventories, net	118,205	106,718
Prepaid expenses and other current assets	10,085	10,795
Total Current Assets	207,229	199,493

Property, plant and equipment, net	64,390	58,698
Goodwill	13,721	14,128
Amortizable intangible assets, net of accumulated amortization of $2,322 and $1,673	892	1,279
Non-amortizable intangible assets	33,509	30,969
Prepaid pension assets	.-	33,373
Deferred loan fees	1,537	3,170
Long-term investments - unrestricted	3,499	4,370
Long-term investments - restricted	21,190	60,949
Notes receivable	3,459	5,396
Other assets	7,928	3,304
TOTAL ASSETS	$357,354	$415,129

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	September 30,
	2007	2006
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$49,235	$25,492
Accounts payable	32,128	26,325
Accrued liabilities:
Salaries, wages and commissions	10,521	10,044
Insurance	6,224	7,357
Interest	697	1,810
Other accrued liabilities	41,468	28,304
Income taxes	186	2,314
Current liabilities of discontinued operations	-	62
Total Current Liabilities	140,459	101,708

Long-term debt, less current maturities	25,767	65,450
Other long-term liabilities	15,247	31,750
Pension liabilities	34,825	40,622
Retiree health care liabilities	16,231	26,008
Deferred tax liability	4,884	4,530
Noncurrent income taxes	10,936	39,923
Noncurrent liabilities of discontinued operations	16,120	16,120
TOTAL LIABILITIES	264,469	326,111
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,480 shares issued and 22,605 shares outstanding; entitled to one vote per share	3,047	3,047
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 shares issued and outstanding; entitled to ten votes per share	262	262
Paid-in capital	232,639	232,612
Treasury stock, at cost, 7,875 shares of Class A common stock	(76,352)	(76,352)
Accumulated deficit	(16,021)	(15,680)
Note due from stockholder	(43)	(43)
Accumulated other comprehensive loss	(50,647)	(54,828)
TOTAL STOCKHOLDERS' EQUITY	92,885	89,018
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$357,354	$415,129

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended September 30,
	2007	2006	2005
REVENUE:
Net sales	$355,008	$308,641	$341,587
Rental revenue	950	950	656
	355,958	309,591	342,243
COSTS AND EXPENSES:
Cost of goods sold	213,241	185,712	211,582
Cost of rental revenue	230	238	169
Selling, general & administrative	186,860	155,364	163,734
Other income, net	(4,476)	(5,336)	(5,497)
Amortization of intangibles	649	542	560
	396,504	336,520	370,548

OPERATING LOSS	(40,546)	(26,929)	(28,305)

Interest expense	(14,278)	(11,498)	(13,143)
Interest income	2,830	2,997	1,716
Net interest expense	(11,448)	(8,501)	(11,427)
Investment income	6,019	2,923	5,920
Fair market value increase in interest rate contract	-	836	5,942
Loss from continuing operations before income taxes	(45,975)	(31,671)	(27,870)
Income tax (provision) benefit	6,768	(2,176)	1,048
Equity in income (loss) of affiliates, net	89	(43)	(487)
Loss from continuing operations	(39,118)	(33,890)	(27,309)
Net loss from discontinued operations	(6,469)	(14,405)	(4,806)
Net gain on disposal of discontinued operations	45,315	13,600	13,575
Income tax provision from discontinued operations	(69)	(2,604)	(825)
NET LOSS	$(341)	$(37,299)	$(19,365)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(1.55)	$(1.34)	$(1.08)
Net loss from discontinued operations	(0.26)	(0.58)	(0.19)
Net gain on disposal of discontinued operations	1.80	0.54	0.54
Income tax provision from discontinued operations	-	(0.10)	(0.03)
NET LOSS	$(0.01)	$(1.48)	$(0.76)

Weighted average shares outstanding:
Basic and Diluted	25,226	25,226	25,224

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Retained		Accumulated
	Class A	Class B			Earnings	Notes	Other
	Common	Common	Paid-in	Treasury	(Accumulated	Due From	Comprehensive
	Stock	Stock	Capital	Stock	Deficit)	Stockholders	Loss	Total
Balance, October 1, 2004	$3,038	$262	$232,766	$(76,459)	$40,984	$(1,061)	$(60,634)	$138,896
Comprehensive income (loss):
Net loss	-	-	-	-	(19,365)	-	-	(19,365)
Cumulative translation adjustment	-	-	-	-	-	-	(1,366)	(1,366)
Change in fair market value of cash flow hedges	-	-	-	-	-	-	114	114
Excess of additional pension liability over
unrecognized prior service cost	-	-	-	-	-	-	(7,457)	(7,457)
Net unrealized holding changes on
available-for-sale securities	-	-	-	-	-	-	(235)	(235)
Total comprehensive loss								(28,309)
Proceeds received from deferred compensation
units exercised	9	-	(309)	300	-	-	-	-
Purchase of treasury shares	-	-	-	(193)	-	-	-	(193)
Proceeds from stockholders loan repayments	-	-	-	-	-	952	-	952
Balance, September 30, 2005	3,047	262	232,457	(76,352)	21,619	(109)	(69,578)	111,346
Comprehensive income (loss):
Net loss	-	-	-	-	(37,299)	-	-	(37,299)
Cumulative translation adjustment	-	-	-	-	-	-	2,591	2,591
Change in fair market value of cash flow hedges	-	-	-	-	-	-	298	298
Excess of unrecognized prior service cost
over additional pension liability	-	-	-	-	-	-	8,051	8,051
Net unrealized holding changes on
available-for-sale securities	-	-	-	-	-	-	3,810	3,810
Total comprehensive loss	-							(22,549)
Compensation expense from stock options	-	-	155	-	-	-	-	155
Proceeds from stockholders loan repayments	-	-	-	-	-	66	-	66
Balance, September 30, 2006	3,047	262	232,612	(76,352)	(15,680)	(43)	(54,828)	89,018
Comprehensive income (loss):
Net loss	-	-	-	-	(341)	-	-	(341)
Cumulative translation adjustment	-	-	-	-	-	-	9,998	9,998
Excess of additional pension liability over
unrecognized prior service cost	-	-	-	-	-	-	(864)	(864)
Net unrealized holding changes on
available-for-sale securities	-	-	-	-	-	-	86	86
Total comprehensive income								8,879
Compensation expense from stock options	-	-	27	-	-	-	-	27
Adjustment to initially apply SFAS No. 158	-	-	-	-	-	-	(5,039)	(5,039)
Balance, September 30, 2007	$3,047	$262	$232,639	$(76,352)	$(16,021)	$(43)	$(50,647)	$92,885

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(341)	$(37,299)	$(19,365)
Depreciation and amortization	9,006	7,523	7,873
Deferred loan fees amortization	1,770	1,138	1,329
Provision for doubtful accounts	624	1,002	629
Reserve for inventory obsolescence	1,412	768	3,378
Deferred income taxes	(6,669)	1,834	(2,225)
Gain on collection of note receivable	(2,110)	-	-
(Gain) loss on sale of property, plant, and equipment, net	271	(8)	(645)
Compensation expense from stock options	27	155	-
Loss on sale of affiliates and equity in (income) loss of affiliates	(89)	43	487
Unrealized holding gain on interest rate contract	-	(836)	(5,942)
Loss from impairments	-	-	2,894
Realized gain from sale and impairment of investments	(5,557)	(1,812)	(7,022)
Net pension and postretirement settlement charge	14,540	-	-
Net sales (purchases) of trading securities	47,215	(33,025)	8,102
Change in cash and cash equivalents - restricted	(3,243)	-	-
Change in accounts receivable	55	950	9,288
Change in inventories	(3,166)	(12,709)	(332)
Change in prepaid expenses and other current assets	3,092	(3,054)	417
Change in other non-current assets and liabilities	(13,668)	12,994	(4,076)
Change in accounts payable and accrued liabilities	9,880	14,405	(7,548)
Change in pension and health care liabilities	(30,114)	(11,927)	8,160
Non-cash charges and working capital changes of discontinued operations	(12,562)	(11,915)	(8,462)
Net cash provided by (used for) operating activities	10,373	(71,773)	(13,060)
Cash flows from investing activities:
Purchase of property, plant and equipment	(11,729)	(7,777)	(11,668)
Proceeds from sale of property, plant, and equipment	29	61	10,502
Purchases of available-for-sale investment securities	(29,199)	(39,716)	(14,527)
Proceeds from the sale of available-for-sale investment securities	35,345	43,955	24,059
Equity (divestiture) investment in affiliates	-	-	(400)
Acquisitions, net of cash acquired	(350)	-	-
Net proceeds received from the sale of discontinued operations	12,500	54,561	18,500
Changes in notes receivable	2,845	4,001	963
Investing activities of discontinued operations	-	(98)	(627)
Net cash provided by investing activities	9,441	54,987	26,802
Cash flows from financing activities:
Proceeds from issuance of debt	17,830	50,068	29,894
Debt repayments	(37,260)	(30,589)	(43,395)
Purchase of treasury stock	-	-	(193)
Payment of financing fees	(33)	(2,403)	(377)
Proceeds from stockholder loan repayments	-	66	952
Payment of interest rate contract	-	(4,310)	-
Financing activities of discontinued operations	-	(504)	(688)
Net cash provided by (used for) financing activities	(19,463)	12,328	(13,807)
Net change in cash and cash equivalents	(351)	(4,458)	(65)
Effect of exchange rate changes on cash	635	417	(202)
Cash and cash equivalents, beginning of the year	8,541	12,582	12,849
Cash and cash equivalents, end of the year	$9,527	$8,541	$12,582

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General: All references in the notes to the consolidated financial statements to the terms ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ the ‘‘Company’’ and ‘‘Fairchild’’ refer to The Fairchild Corporation and its subsidiaries.

     Corporate Structure: The Fairchild Corporation was incorporated in October 1969, under the laws of the State of Delaware. We have 100% ownership interests, directly and indirectly, in Fairchild Holding Corp. and Banner Aerospace Holding Company I, Inc. Effective November 1, 2003 and January 2, 2004, Fairchild Holding Corp. acquired ownership interests in Hein Gericke, PoloExpress, and Fairchild Sports USA. Our principal operations are conducted through these entities. Our consolidated financial statements present the results of Airport Plaza shopping center, Royal Oaks landfill, and Fairchild Aerostructures, as discontinued operations.

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

    Fiscal Year: Our fiscal year ends September 30.  All references herein to “2007”, “2006”, or “2005” mean the fiscal years ended September 30, respectively.

     Basis of Presentation: The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include our accounts and all of the accounts of our subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts in our prior years’ consolidated financial statements have been reclassified to conform to the 2007 presentation.

     During fiscal 2007, we corrected the carrying value of the liability associated with our obligation to acquire the remaining 7.5% of PoloExpress to reflect the liability at its estimated present value at inception in accordance with Accounting Principles Board Opinion No. 21, Interest on Receivables and Payables.  The correction resulted in a decrease in intangible assets resulting from our acquisition of Hein Gericke and PoloExpress of approximately $1.9 million and a corresponding decrease in the carrying value of the liability. As a result of this correction, we recognized $1.3 million of interest expense during fiscal 2007 which pertained to periods prior to October 1, 2006.  In addition, the decrease in intangible assets resulted in a reduction in our foreign deferred tax liability of approximately $0.3 million which we recognized as a tax benefit in 2007. Management believes the impact of this error is immaterial to each applicable period.

     Liquidity: The Company has experienced losses from operations and negative operating cash flows, after adjusting for proceeds from sale of securities classified as “trading”, in each of the years for the three years ended September 30, 2007.  Although the Company believes its financial resources are sufficient to fund its operations and other contractual obligations in the near term, our cash needs could be substantially higher than projected.  The Company believes it has sufficient financial flexibility to meet near term liquidity needs, including the potential to refinance existing debt, borrow additional funds, sell non-core assets, or reduce operational cash disbursements.  However, external factors could impact our ability to execute these alternatives.

     Revenue Recognition: Revenues in our PoloExpress and Hein Gericke segments are recognized immediately upon the sale of merchandise by our retail stores, net of allowance for returns. Sales and related costs in our Aerospace segment are recognized on shipment of products and when collection is probable. Revenue from repair and overhaul services is immaterial. Shipping and handling amounts billed to customers are classified as revenues.

     Shipping and Handling Costs: Shipping and handling costs are expensed as incurred and included in cost of goods sold.

     Concentrations of Risk: Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, cash equivalents, and trade receivables. We sell approximately 24% of our products throughout the world to a large number of customers, primarily in the aerospace industry. Our Aerospace segment accounted for 26% and 25% of total revenues in 2006 and 2005, respectively.  To reduce credit risk, we perform ongoing credit evaluations of our customers’ financial condition. Generally, we do not require collateral. We invest available cash in money market securities of financial institutions with high credit ratings and United States treasury securities. We also invest restricted funds in longer term opportunities, which we believe will result in better rates of return. Investment portfolios are subject to fluctuations in market value.

     In 2007, 2006, and 2005, our PoloExpress segment purchased approximately 9%, 17%, and 15%, respectively, of its products from a single supplier.  In 2007, 2006, and 2005, our Hein Gericke segment purchased approximately 14%, 11%, and 26%, respectively, of its products from the same supplier as our PoloExpress segment.  In 2007, 2006, and 2005, our Aerospace segment purchased approximately 14%, 12%, and 28%, respectively, of its products from a single supplier.

     Cash Equivalents/Statements of Cash Flows: For purposes of the Statements of Cash Flows, we consider all highly liquid investments with original maturity dates of three months or less as cash equivalents. Cash is invested in short-term treasury bills and certificates of deposit. Total net cash disbursements made by us for income taxes and interest expense were as follows:

(In thousands)	2007	2006	2005
Interest	$15,391	$10,131	$13,488
Income taxes	2,287	260	520

     Restricted Cash and Investments: On September 30, 2007 and 2006, we had restricted cash and investments of $71.8 million and $67.0 million, respectively, all of which are maintained as collateral for certain debt facilities, environmental matters, and escrow arrangements. The restricted funds are invested in money market funds, equity securities, U.S. government securities, or high investment grade corporate bonds. Restricted cash and investments are classified as short-term and long-term investments on September 30, 2007 and 2006 depending upon the length of the restriction period and restricted investments are classified as available-for-sale securities.

     Investments: Management determines the appropriate classification of our investments at the time of acquisition and reevaluates such determination at each balance sheet date.  Cash equivalents and investments consist primarily of money market accounts, investments in United States government securities, investment grade corporate bonds, credit derivative obligations, and equity securities.  Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities.  Investments in credit derivative obligations, characterized as other securities, United States government securities, and corporate bonds are recorded at fair market value and classified as available-for-sale securities. Other long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships.

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

(In thousands)	2007	2006	2005
Beginning Balance	$1,083	$2,679	$2,775
Charges to cost and expenses	624	1,002	629
Charges (credits) to other accounts (a)	83	41	(183)
Amounts written off	(588)	(2,639)	(542)
Ending Balance	$1,202	$1,083	$2,679

(a)	Represent recoveries of amounts written off in prior periods and foreign currency translation adjustments.

     Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out ("FIFO") method. Inventories consisted of the following:

	September 30,
(In thousands)	2007	2006
Finished goods	$117,704	$106,718
Raw materials and work-in-process	501	-
Total inventories	$118,205	$106,718

     Appropriate consideration is given to obsolescence, excess quantities, and other factors in evaluating net realizable value. Changes in the reserve for obsolescence are as follows:

(In thousands)	2007	2006	2005
Beginning Balance	$15,223	$15,118	$13,681
Charges to cost and expenses	1,412	768	3,378
Charges (credits) to other accounts (a)	672	196	(616)
Amounts written off	(389)	(859)	(1,325)
Ending Balance	$16,918	$15,223	$15,118

(a)	Represent recoveries of amounts written off in prior periods and foreign currency translation adjustments.

     Properties and Depreciation: The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets.  Depreciation is computed using the straight-line method for financial reporting purposes.  Building and improvements are depreciated on a straight-line basis over an estimated useful life of 30 years.  The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Our machinery and equipment is depreciated over a 5 to 10 year range. Our transportation vehicles are depreciated over a 5 to 15 year range.  Furniture and fixtures is depreciated over a 3 to 10 year range.  Ordinary repairs and maintenance are expensed as incurred and major replacements and improvements are capitalized.  Depreciation expense was $8.4 million in fiscal 2007, $7.0 million in fiscal 2006, and $7.4 million in fiscal 2005. Property, plant and equipment consisted of the following:

	September 30,
(In thousands)	2007	2006
Land	$21,607	$21,606
Building and improvements	18,724	11,482
Machinery and equipment	17,948	14,866
Transportation vehicles	7,150	7,134
Furniture and fixtures	29,536	24,838
Construction in progress	3,434	3,761
Property, plant and equipment, at cost	98,399	83,687
Less: Accumulated depreciation	34,009	24,989
Net property, plant and equipment	$64,390	$58,698

     Construction in progress is related to costs incurred to prepare properties for sale.  We do not expect significant future related costs.

     Leases: We recognize rental income and rental expense on a straight-line basis over the minimum contractual lease term. Lease incentives, if any, including free rent are also recognized on a straight line basis.

     Goodwill and Intangible Assets: Goodwill and intangible assets deemed to have an indefinite life are tested for impairment annually, or immediately if conditions indicate that such an impairment could exist. We allocated to goodwill and intangible assets $34.1 million, as corrected, of our purchase price associated with our fiscal 2004 acquisition of Hein Gericke, PoloExpress and Fairchild Sports USA. Approximately $31.7 million, as corrected, of the intangible assets we acquired were determined to have indefinite lives. Acquired finite-lived intangibles are generally amortized on a straight-line basis over 2 to 5 years.  In 2007, 2006, and 2005, we recognized $0.6 million, $0.5 million, and $0.6 million, respectively, of amortization expense for intangible assets with finite lives. We expect annual amortization expense will be approximately $0.7 million in 2008, a nominal amount in each year from 2009 through 2011, and none thereafter.

     Deferred Loan Fees: Costs incurred in connection with the issuance of debentures and credit facilities are deferred and amortized, using the effective interest method over the term of the agreements.  Amortization expense of these loan costs was $1.8 million in fiscal 2007, $1.1 million in fiscal 2006, and $1.3 million in fiscal 2005.

     Valuation of Long-Lived Assets: We review our long-lived assets for impairment, including property, plant and equipment, and identifiable intangibles with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows will be greater than the carrying amount of our assets.  Impairment is measured based on the difference between the carrying amount of our assets and their estimated fair value.  An impairment charge of $2.9 million was recorded in 2005 due to our decision in the fourth quarter of 2005 to no longer provide funds to our landfill development partnership.  This impairment charge was reclassified to net loss from discontinued operations as the amount pertained to a business we sold.

     Environmental Liabilities:  We recognize environmental cleanup liabilities when a loss is probable and can be reasonably estimated for liabilities that are not subject to insurance coverage.  Such liabilities are included in Other accrued liabilities and Other long-term liabilities on the consolidated balance sheet.  We estimate the cost of each environmental cleanup based on consultation with external specialists, based on current law, considering the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties will be able to fulfill their commitments at the sites where we may be jointly and severally liable.  The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to the extent and method of remediation that will be required, and the outcome of discussions with regulatory agencies and other potentially responsible parties, at multi-party sites.  In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remediation methodology to be used could significantly change our estimates.

     Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income from continuing operations in the period that includes the enactment date.  The Company maintains contingency reserves, including interest and penalties, for potential cash tax assessments made by federal, state and foreign taxing authorities as a component of its income tax expense.  These amounts are computed based on the Company’s estimate of the tax liability associated with the settlement of various tax positions taken in various tax filings.  On a quarterly basis, the Company reassesses existing requirements, establishes new requirements for current year tax positions and releases existing requirements upon settlement of the requirement or expiration of the statute of limitations for a given tax year.

     Other Long-Term Liabilities: As of September 30, 2007, we have $15.2 million classified as Other long-term liabilities, which principally consists of environmental and other liabilities that do not have specific payment terms or other similar contractual arrangements.  We have $31.8 million classified as other long-term liabilities at September 30, 2006, including $13.9 million due to purchase the remaining 7.5% interest in PoloExpress in April 2008.  The remaining $17.9 million of other long-term liabilities includes environmental and other liabilities, which do not have specific payment terms or other similar contractual arrangements.  As of September 30, 2007, the amount due to purchase the remaining 7.5% interest in PoloExpress totaled $15.4 million and was reclassified to Other accrued liabilities as the amount is expected to be settled by April 2008.

     Foreign Currency Translation: The financial position and operating results of our foreign operations are consolidated using the local currencies of the countries in which they are located as the functional currency. The balance sheet accounts are translated at exchange rates in effect at the end of the period, and income statement accounts are translated at average exchange rates during the period.  The resulting translation gains and losses are included as a separate component of stockholders' equity.  Foreign currency transaction gains and losses are included in Other income, net in our consolidated statements of operations in the period in which they occur. In fiscal 2007 and fiscal 2005, we recognized $0.6 million and $0.1 million, respectively, of foreign currency transaction losses. In fiscal 2006, we recognized $0.7 million of foreign currency transaction gains.

     Advertising Expense: We expense the costs of advertising the first time the advertising takes place. Advertising expense was $19.4 million in fiscal 2007, $15.0 million in fiscal 2006, and $18.6 million in fiscal 2005.

     Research and Development: Company-sponsored research and development expenditures are expensed as incurred and were insignificant in 2007, 2006, and 2005.

     Stock-Based Compensation:  In accordance with SFAS No. 123R, Share Based Payment, we have elected to use the Black-Scholes valuation model in calculating fair value of the cost of stock-based employee compensation plans. That cost will be recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We adopted SFAS No. 123R on October 1, 2005, and accordingly, we recognized $0.2 million of compensation cost in fiscal 2006 and a nominal amount of compensation cost in fiscal 2007.  No tax benefit and no deferred tax asset were recognized on the compensation cost because of our domestic full valuation allowance against deferred tax assets.  As of September 30, 2007, there was approximately $0.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock option plans.  The cost is expected to be recognized over a weighted-average period of 2.8 years.

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and prior to adoption of SFAS No. 123R, we used the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”,  for our stock-based employee compensation plans.  Since the exercise price and the fair value of the underlying stock were the same on the grant date, no compensation cost was recognized for the granting of stock options to our employees in fiscal 2005.  If stock options previously granted were accounted for based on their fair value as determined under SFAS No. 123, our pro forma results for fiscal 2005 would have been as follows:

(In thousands, except per share data)	2005
Net loss, as reported	$(19,365)
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(150)
Pro Forma	$(19,515)
Basic and diluted loss per share:
As reported	$(0.76)
Pro forma	(0.77)

     The weighted average grant date fair value of options granted during 2006 and 2005 was $1.22 and $1.42, respectively.  The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.  The following significant assumptions were made in estimating fair value:

	2007	2006	2005
Risk-free interest rate	N/A	4.6%-5.0%	3.6%-4.2%
Expected life in years	N/A	4.94	4.94
Expected volatility	N/A	60%-61%	61%-63%
Expected dividends	N/A	None	None

     For additional information on stock options see Note 8.

     Derivative Instruments and Hedging Activities: The fair market value adjustment of our position in a ten-year $100 million interest rate contract improved by $0.8 million in fiscal 2006 and $5.9 million in fiscal 2005.  The fair market value adjustment of this agreement reflected increased interest rates in each period based upon the 3-month LIBOR implied forward interest rate curve, which caused the favorable change in fair market value of the interest rate contract in these periods.  We settled the interest rate contract at the end of December 2005, and accordingly we will have no further income or loss from this contract.

     Fair Value of Financial Instruments: The carrying amount reported in the consolidated balance sheets approximates the fair value for our cash and cash equivalents, investments, specified hedging agreements, short-term borrowings, current maturities of long-term debt, and all other variable rate debt (including borrowings under our credit agreements).  The carrying amount of our other fixed rate long-term debt approximates fair value as determined by the market value of recent trades, or is estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements (See Note 4). Fair values of our other off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the other parties' credit standing.

     Discontinued Operations: In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees, assets subject to operating leases of lessors, and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This Statement was effective for our fiscal year beginning on July 1, 2002. Accordingly, we have accounted for the sales of the Airport Plaza shopping center, the Royal Oaks landfill, and Fairchild Aerostructures as discontinued operations (See Note 17).

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

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We are required to adopt this statement in October 2008, except as it relates to certain non-financial assets and liabilities for which SFAS No. 157 is effective in fiscal 2010, and we are currently evaluating the potential impact to our future results of operations, financial position, and cash flows.

     In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The cumulative effect of initially adopting FIN No. 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN No. 48. We are required to adopt this interpretation in October 2007 and we are currently evaluating the potential impact to our future results of operations, financial position, and cash flows.

2.  GOODWILL AND INTANGIBLE ASSETS

     Intangible assets with finite lives are amortized over their estimated useful lives.  Goodwill and intangible assets deemed to have an indefinite life are tested for impairment annually, or immediately if conditions indicate that such impairment could exist. We have selected to perform our annual assessment for impairment in our fourth quarter. The determination of goodwill impairment is a two-step process. The first step compares the carrying value of a reporting unit to the fair value of a reporting unit with goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of goodwill impairment. The second step allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill and any shortfall represents the amount of goodwill impairment. The fair market value of a reporting unit is determined by considering the market prices of comparable businesses and the present value of cash flow projections.

     The carrying value of intangible assets deemed to have an indefinite life is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the indefinite-lived intangible asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

     Changes in the carrying amount of goodwill by segment were as follows:

	September 30,	Translation	September 30,	Error	Translation	September 30,
(In thousands)	2005	Adjustment	2006	Correction	Adjustment	2007
PoloExpress	$3,140	$167	$3,307	$(728)	$321	$2,900
Aerospace	10,821	-	10,821	-	-	10,821
Total	$13,961	$167	$14,128	$(728)	$321	$13,721

The components of intangible assets, all of which pertain to our PoloExpress and Hein Gericke segments, were as follows:

	September 30,		Translation	September 30,		Error		Translation	September 30,
(In thousands)	2005	Amortization	Adjustment	2006	Acquisition	Correction	Amortization	Adjustment	2007
Trademarks	$29,424	$-	$1,545	$30,969	$-	$(1,467)	$-	$4,007	$33,509
Customer relationships	1,721	(533)	91	1,279	323	(131)	(649)	70	892
Other	8	(8)	-	-	-	-	-	-	-
Total	$31,153	$(541)	$1,636	$32,248	$323	$(1,598)	$(649)	$4,077	$34,401

3.  CASH EQUIVALENTS AND INVESTMENTS

     A summary of the cash equivalents and investments held by us follows:

	September 30, 2007		September 30, 2006
	Aggregate		Aggregate
	Fair	Cost	Fair	Cost
(In thousands)	Value	Basis	Value	Basis
Cash and cash equivalents:
Money market and other cash funds	$9,527	$9,527	$8,541	$8,541
Money market and other cash funds - restricted	3,243	3,243	-	-
Total cash and cash equivalents	12,770	12,770	8,541	8,541

Short-term investments:
Money market funds – available-for-sale – restricted	33,767	33,767	6,002	6,002
Corporate bonds – trading securities	-	-	42,919	42,919
Equity securities – trading securities	-	-	2,459	2,459
Equity and equivalent securities – available-for-sale	2,192	932	5,132	825
Equity and equivalent securities – available-for-sale - restricted	13,644	11,565	-	-
Total short-term investments	49,603	46,264	56,512	52,205

Long-term investments:
U.S. government securities – available-for-sale – restricted	-	-	512	512
Money market funds – available-for-sale – restricted	6,643	6,643	10,313	10,313
Corporate bonds – available-for-sale – restricted	6,300	6,300	28,934	29,326
Equity and equivalent securities – available-for-sale – restricted	8,247	5,941	9,275	7,984
Other securities – available-for-sale - restricted	-	-	11,915	11,565
Other investments, at cost	3,499	3,499	4,370	4,370
Total long-term investments	24,689	22,383	65,319	64,070
Total cash equivalents and investments	$87,062	$81,417	$130,372	$124,816

     On September 30, 2007 and 2006, we had restricted cash and investments of $71.8 million and $67.0 million, respectively, all of which are maintained as collateral for certain debt facilities, our interest rate contract, the Esser put option, environmental matters, and escrow arrangements. On September 30, 2007 and 2006, cash of $8.5 million and $3.4 million, respectively, is held by our European subsidiaries which have debt agreements that place restrictions on the amount of cash that may be transferred outside the borrowing companies. For additional information on debt see Note 4.

     On September 30, 2007, we had gross unrealized holding gains from available-for-sale securities of $5.6 million.  On September 30, 2006, we had gross unrealized holding gains from available-for-sale securities of $5.9 million and gross unrealized losses from available-for-sale securities of $0.4 million. We use the specific identification method to determine the gross realized gains (losses) from sales of available-for-sale securities. Investment income (loss) is summarized as follows:

(In thousands)	2007	2006	2005
Gross realized gain from sales of available-for-sale securities	$3,861	$873	$262
Gross realized loss from sales of available-for-sale securities	-	-	(191)
Gross realized gain from sales of trading securities	1,696	667	183
Gross realized loss from sales of trading securities	-	(200)	(6)
Change in unrealized holding gain from trading securities	-	475	746
Gross realized loss from impairments	-	-	(825)
Dividend income	462	1,108	5,751
	$6,019	$2,923	$5,920

     The maturities of debt securities, including fixed maturity securities, at September 30, 2007 and 2006 were as follows:

	September 30,
	2007		2006
(In thousands)	Fair Value	Cost Basis	Fair Value	Cost Basis
Due in one year or less	$-	$-	$29,065	$29,457
Due after ten years	6,300	6,300	43,300	43,300
	$6,300	$6,300	$72,365	$72,757

4. NOTES PAYABLE AND LONG-TERM DEBT

     At September 30, 2007 and 2006, notes payable and long-term debt consisted of the following:

	September 30,
	2007		2006
(In thousands)	Amount	Average Rate	Amount	Average Rate
Revolving credit facilities – Hein Gericke	$11,410	7.7%	$11,425	6.9%
Current maturities of long-term debt	37,825		14,067
Total notes payable and current maturities of long-term debt	49,235		25,492
GoldenTree term loan – Corporate	20,938	12.8%	30,000	12.8%
Term loan agreement – Hein Gericke	3,711	5.2%	6,090	4.4%
Term loan agreement – PoloExpress	6,992	5.3%	11,292	4.7%
Promissory note – Corporate	13,000	11.2%	13,000	11.5%
CIT revolving credit facility – Aerospace	12,042	8.8%	9,603	9.3%
GMAC credit facility – Hein Gericke	3,511	8.0%	3,118	7.0%
Other notes payable, collateralized by assets	2,674	6.8%	3,837	6.7%
Capital lease obligations	724	7.8%	2,577	8.9%
Less: current maturities of long-term debt	(37,825)		(14,067)
Net long-term debt	25,767		65,450
Total debt	$75,002		$90,942

     Term Loan at Corporate

     On May 3, 2006, we entered into a credit agreement with The Bank of New York, as administrative agent, and GoldenTree Asset Management, L.P., as collateral agent. The lenders under the Credit Agreement were GoldenTree Capital Opportunities, L.P. and GoldenTree Capital Solutions Fund Financing.  Pursuant to the credit agreement, we borrowed from the lenders $30.0 million. The loan matures on May 3, 2010, subject to certain mandatory prepayment events described in the credit agreement. Interest on the loan is LIBOR plus 7.5%, per annum, 12.8% at September 30, 2007.  Subsequent interest periods may be selected by us, ranging from one month to nine months, or, if consented to by the lenders, for 12 months. Also, we may choose to convert the method of interest from a LIBOR based loan to a prime based loan.

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

     During the term of the loan:

•
We must maintain cash, cash equivalents, or public securities that meet or exceed a minimum liquidity threshold of between $10.0 million and $20.0 million. At September 30, 2007, our minimum liquidity requirement was $12.4 million, and accordingly we have classified $12.4 million of cash and qualified investments as restricted investments.

•	A change of control whereby Jeffrey Steiner, Eric Steiner, or Natalia Hercot cease to own a controlling interest in The Fairchild Corporation would be an event of default under the loan.

     Subject to the above covenants in the credit agreement, the proceeds of the loan may be used for general working capital purposes, investments, or stock repurchases.

     Credit Facilities at PoloExpress and Hein Gericke

    On March 1, 2006, our PoloExpress segment entered into an €11.0 million ($15.7 million at September 30, 2007) seasonal credit line with Stadtsparkasse Düsseldorf, with half of the facility available to us for the 2006 season. The seasonal facility will reduce by €1.0 million per year and expires on September 30, 2008.  On November 30, 2006, we amended the seasonal credit line with Stadtsparkasse Düsseldorf to include HSBC Trinkaus & Burkhardt AG as a second lender. This amendment allowed us to borrow the entire €10.0 million ($14.3 million at September 30, 2007) facility for the 2007 season.  Borrowings under the facility for the 2007 season were repaid prior to September 30, 2007. The seasonal credit line bears interest at 1.5% over the three-month Euribor rate (5.66% at September 30, 2007) when utilized as a short-term credit facility and 2.75% over the European Overnight Interest Average rate (6.91% at September 30, 2007) when utilized as an overdraft facility.  In addition, we must pay a 1.25% per annum non-utilization fee on the available facility during the seasonal drawing period. The seasonal financing facility is 80% guaranteed by the German State of North Rhine-Westphalia.

     At September 30, 2007, our German subsidiaries, Hein Gericke Deutschland GmbH (“Hein Gericke Deutschland”) and PoloExpress GmbH, had outstanding borrowings of $22.1 million (€15.5 million) due under its credit facilities with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt AG, which includes a revolving credit facility at Hein Gericke Deutschland providing a credit line of €10.0 million ($11.4 million outstanding and $2.9 million available at September 30, 2007), at interest rates of 3.5% over the three-month Euribor (7.66% at September 30, 2007), which matures annually.  For this revolving credit line, we must pay a 1.25% per annum non-utilization fee.  Outstanding borrowings under the term loan facilities have blended interest rates, with $9.7 million (€6.8 million) bearing interest at 1% over the three-month Euribor rate (5.16% at September 30, 2007), with an interest rate cap protection in which our interest expense would not exceed 6% on 50% of the debt, and the remaining $1.0 million (€0.7 million) bearing interest at a fixed rate of 6%. The term loans mature on March 31, 2009, and are collateralized by the assets of Hein Gericke Deutschland and PoloExpress and specified guaranties provided by the German State of North Rhine-Westphalia.

     The loan agreements require Hein Gericke Deutschland and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke Deutschland to maintain equity of €44.5 million ($63.5 million at September 30, 2007), as defined in the loan contracts.  At September 30, 2007, equity was €59.6 million ($85.1 million), which exceeded by €15.1 million ($21.6 million) the covenant requirements.  No dividends may be paid by Hein Gericke Deutschland unless such covenants are met and dividends may be paid only up to its consolidated after tax profits. In addition, the loan covenants require Hein Gericke Deutschland and PoloExpress to maintain inventory and receivables in excess of €50.0 million ($71.4 million at September 30, 2007).  At September 30, 2007, inventory and accounts receivable at Hein Gericke Deutschland and PoloExpress was €52.1 million ($74.4 million), which exceeded by €2.1 million ($3.0 million), the covenant requirement. The loan covenants also require Hein Gericke Deutschland to maintain inventory and accounts receivable at a rate of one and one half times the net debt position. At September 30, 2007, we were in compliance with the loan covenants.

     At September 30, 2007, our subsidiary, Hein Gericke UK Ltd had outstanding borrowings of $3.5 million (£1.7 million) on its £5.0 million ($10.2 million) credit facility with GMAC. The loan bears interest at 2.25% above the base rate of Lloyds TSB Bank Plc (8.0% at September 30, 2007) and matures on April 30, 2008.  We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is collateralized by the inventory of Hein Gericke UK Ltd and an investment with a fair market value of $5.4 million at September 30, 2007. The most restrictive covenant requires Hein Gericke UK to maintain a maximum level of inventory turns (“Inventory Turns”) as defined.  At September 30, 2007, Hein Gericke UK was in compliance with the Inventory Turns covenant.

     Credit Facility at Aerospace Segment

     At September 30, 2007, we had outstanding borrowings of $12.0 million on a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our Aerospace segment, and $0.6 million was available for future borrowings at September 30, 2007. Borrowings under the facility are collateralized by a security interest in the assets of our Aerospace segment. The loan bears interest at 1.0% over prime (8.75% at September 30, 2007) and we pay a non-usage fee of 0.5%. In January 2008, this credit facility was extended through February 29, 2008, at which time the full amount of this obligation is due unless extended an additional 12 months.  We are subject to a Fixed Charge Coverage Ratio covenant, as defined, under the terms of this facility.  At September 30, 2007, we were in compliance with the loan covenant.

     Promissory Note – Corporate

     At September 30, 2007, we had an outstanding loan of $13.0 million with Beal Bank, SSB. The loan is evidenced by a Promissory Note dated as of August 26, 2004, and is collateralized by a mortgage lien on the Company’s real estate in Huntington Beach CA, Fullerton CA, and Wichita KS. Interest on the note is at the rate of one-year LIBOR (determined on an annual basis), plus 6% (11.2% at September 30, 2007), and is payable monthly.  On September 30, 2007, approximately $1.3 million of the loan proceeds were held in escrow to fund specific improvements to the mortgaged property.  On October 31, 2007, the note was repaid in full.  On December 4, 2007, the $1.3 million escrow was released to the Company.

     Guaranties

     At September 30, 2007, we included $0.9 million as debt for our maximum potential amount of future payments for guaranties assumed by us of retail shop partners’ indebtedness incurred for the purchase of store fittings in Germany. These guaranties were issued by our subsidiaries in the Hein Gericke segment and are collateralized by the fittings in the stores of the shop partners for whom we have guaranteed indebtedness. In addition, at September 30, 2007, approximately $0.8 million of bank loans received by retail shop partners in the Hein Gericke segment were guaranteed by our subsidiaries prior to our acquisition of the PoloExpress and Hein Gericke businesses and are not reflected on our balance sheet because these loans have not been assumed by us.

     Letters of Credit

     We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee payment of our workers’ compensation liabilities. At September 30, 2007, we had contingent liabilities of $3.5 million on commitments related to outstanding letters of credit which were collateralized by restricted cash collateral.

     Debt Maturity Information

     The annual maturity of our bank notes payable and long-term debt obligations (exclusive of capital lease obligations) for each of the five years following September 30, 2007, are as follows: $48.5 million for 2008; $3.9 million for 2009; $21.9 million for 2010; and none thereafter.

5.  PENSIONS AND POSTRETIREMENT BENEFITS

     Defined Benefit Plans

     The Company and its subsidiaries sponsor three qualified defined benefit pension plans, one supplemental executive retirement plan, and several other postretirement benefit plans. We use a September 30 measurement date for all of our plans. The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of our plans:

	Pension Benefits		Postretirement Benefits (a)
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$178,339	$198,441	$26,185	$34,859
Service cost	322	391	11	26
Interest cost	9,749	10,589	1,521	1,920
Plan participants’ contributions	-	-	1,052	791
Amendments	(108)	(3)	-	(2,569)
Actuarial (gain) loss	6,145	(9,530)	5,784	(3,989)
Settlements	-	-	(11,797)	-
Benefits paid	(19,307)	(21,549)	(4,370)	(4,853)
Medicare subsidy received	-	-	320	-
Benefit obligation at end of year	175,140	178,339	18,706	26,185

Change in plan assets:
Fair value of plan assets at beginning of year	150,612	163,282	-	-
Actual return on plan assets	5,866	4,630	-	-
Employer contribution	2,745	4,251	3,318	4,062
Plan participants’ contributions	-	-	1,052	791
Expenses	-	(2)	-	-
Benefits paid	(19,307)	(21,549)	(4,370)	(4,853)
Fair value of plan assets at end of year	139,916	150,612	-	-

Funded status	(35,224)	(27,727)	(18,706)	(26,185)
Unrecognized net actuarial loss	-	80,691	-	16,414
Unrecognized prior service cost	-	1,513	-	(19,588)
Net amount recognized	$(35,224)	$54,477	$(18,706)	$(29,359)

(a)	Exclusive of death benefit obligation discussed below.

     Information for amounts recognized in our consolidated balance sheets and for pension plans with an accumulated benefit obligation in excess of plan assets at September 30, 2007 and 2006 are as follows:

	Pension Benefits		Postretirement Benefits
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Amounts recognized in our consolidated balance sheets:
Prepaid benefit cost	$-	$33,373	$-	$-
Accrued liabilities	(399)	-	(2,475)	(3,351)
Accrued benefit cost	(34,825)	(42,432)	(16,231)	(26,008)
Intangible assets	-	1,513	-	-
Accumulated other comprehensive loss	-	62,023	-	-
Net amount recognized	$(35,224)	$54,477	$(18,706)	$(29,359)

Amounts recognized in accumulated other comprehensive income (loss):
Unamortized prior service costs	$1,253		$-
Unamortized net gains and other	63,228		3,445
Total amount recognized	$64,481		$3,445

Pension plans with an accumulated benefit obligation
in excess of plan assets:
Projected benefit obligation	$127,249	$134,184
Accumulated benefit obligation	126,259	133,623
Fair value of plan assets	92,025	91,191

     The following are weighted-average assumptions used to determine benefit obligations at September 30, 2007 and 2006:

	Pension Benefits		Postretirement Benefits
	September 30,		September 30,
	2007	2006	2007	2006
Discount rate	6.375%	6.000%	6.375%	6.000%
Rate of compensation increase	3.750%	3.750%	N/A	N/A

     At September 30, 2007, we reviewed the funded position of our qualified pension plans and recognized a $5.9 million decrease in equity, as a result of the accumulated benefit obligation for the qualified pension plans exceeding the fair value of the plan assets by $35.2 million compared to $42.4 million at September 30, 2006. The accumulated benefit obligation for our defined benefit pension plans was $126.3 million and $177.8 million at September 30, 2007 and September 30, 2006, respectively. These amounts may change in the future as the pension plan assets change in value and assumptions change. Should, in the future, our pension plan’s accumulated benefit obligations be less than the fair value of plan assets, the additional minimum pension liability and corresponding equity reduction will be adjusted.

     We recognize amortization of an unrecognized net gain or loss as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the minimum amortization is that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. For a plan in which all or almost all of plan participants are inactive, the average remaining life expectancy of the inactive participants is utilized instead of average remaining service. In fiscal 2007, the unrecognized net loss in excess of ten percent of the projected benefit obligation was amortized over a period of approximately seventeen years.

     The following are weighted-average assumptions used to determine net periodic pension cost for 2007 and 2006:

	Pension Benefits		Postretirement Benefits
	September 30,		September 30,
	2007	2006	2007	2006
Discount rate	6.000%	5.625%	6.000%	5.625%
Expected long-term return on plan assets	8.000%	8.500%	N/A	N/A
Rate of compensation increase	3.750%	3.750%	N/A	N/A

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

     For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2007. In 2007, we elected to eliminate health care assistance to retirees for whom we are not contractually obligated to provide benefits.  In 2008, we are assuming a 7.0% health care cost trend for participants with continuing coverage under our remaining health care plan.

     The components of net periodic benefit cost are as follows for 2007, 2006, and 2005:

	Pension Benefits			Postretirement Benefits
(In thousands)	2007	2006	2005	2007	2006	2005
Service cost	$322	$391	$534	$11	$26	$42
Interest cost	9,749	10,589	11,529	1,521	1,920	2,901
Expected return on assets	(11,693)	(13,675)	(14,443)	-	-	-
Amortization of prior service cost	260	260	314	(1,566)	(1,111)	(217)
Amortization of actuarial (gain)/loss	3,109	3,675	3,509	1,055	1,301	1,306
Net periodic pension cost	1,747	1,240	1,443	1,021	2,136	4,032
Curtailment charge (a)	-	-	970	-	-	-
Settlement (income)/charge (b)	26,337	524	750	(11,797)	-	-
Total net pension cost	$28,084	$1,764	$3,163	$(10,776)	$2,136	$4,032

(a)	The curtailment charge reflects the freezing of our SERP plan for the remaining active employee participants who were executive officers as of December 31, 2004.
(b)
The pension settlement charge in 2007 reflects primarily recognition of accumulated actuarial losses resulting from the closure of an overfunded pension plan and merger with an underfunded pension plan.  The $11.8 million postretirement income recognition in 2007 resulted from a decision to eliminate health care assistance to retirees for whom we are not contractually obligated to provide benefits.  These 2007 amounts were recorded in selling, general, and administrative expense.  As a result of the sale of Fairchild Aerostructures on June 24, 2005, we have settled the pension benefits for the Fairchild Aerostructures employees. This amount was recorded in discontinued operations. The 2006 settlement resulted from lump distributions from our SERP plan.

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

     Assumed healthcare cost trend rates do not have a significant effect on the amounts reported for the healthcare plan as the remaining covered retirees participate in a plan with a contractually fixed trend rate of 7.0%.

     Our pension plans weighted-average asset allocations at September 30, 2007 and 2006 by asset category are as follows:

	September 30,
	2007	2006
Asset Category:
Equity securities	18.2%	13.1%
Debt securities	72.5%	81.8%
Other	9.3%	5.1%
Total	100.0%	100.0%

     Our target asset allocation as of September 30, 2007, by asset category, is as follows:

Asset Category:
Equity securities	10–30%
Debt securities	65–85%
Real estate	0–20%
Other	0–20%

     Our investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories.  In November 2007, the Board approved a change to the target asset allocation increasing the allowable equity securities allocation to 60% and decreasing the allowable debt securities to 40%.

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

     Equity securities include common stock of The Fairchild Corporation, in the amounts of $1.3 million (1.4% of total plan assets) and $1.7 million (1.1% of total plan assets) at September 30, 2007 and 2006, respectively.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Postretirement
(In thousands)	Benefits	Benefits
2008	$10,990	$2,553
2009	10,567	2,346
2010	10,330	2,276
2011	10,191	2,190
2012	10,151	2,097
2013 – 2015	47,534	8,715

     Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. However, during the year ended June 30, 2003, we contributed $7.4 million of cash to fund our largest pension plan in advance of required contributions. Current actuarial projections indicate cash contribution requirements to this plan of $4.4 million in 2008, $6.2 million in 2009, $6.2 million in 2010, $6.0 million in 2011, $5.8 million in 2012, and a total of $14.4 million from 2013 through 2015, when the plan is estimated to be fully funded. In addition, we are required to make annual cash contributions of approximately $0.3 million to fund a separate small pension plan.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in the United States. The Prescription Drug, Improvement and Modernization Act of 2003 introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit.  The Medicare Prescription Drug Improvement Act of 2003 is expected to result in improved financial results for employers, including us, that provide prescription drug benefits for their Medicare-eligible retirees. In October 2005, we amended our non-class action retiree medical plans to terminate the prescription drug coverage for Medicare eligible participants effective January 1, 2006.  In September 2007, we decided to amend certain retiree medical plans to eliminate subsidized supplemental Medicare insurance coverage for the current and future retirees of our non-class action retiree medical plans effective January 1, 2008. This action provided income recognition of approximately $11.8 million in fiscal 2007, as a result of the reduction in our postretirement benefits liabilities.  In 2006, we adjusted our liability to reflect benefits available to us from the Medicare Prescription Subsidy available for the 1991 class action settlement.  In 2007 we received $0.3 million for the Medicare Prescription Subsidy and we expect to receive $0.4 million in each of the next 5 years for the Medicare Prescription Subsidy.

     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This standard requires employers that sponsor defined benefit plans to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur.  Unrecognized prior service credits/costs and net actuarial gains/losses are recognized as a component of Accumulated other comprehensive income/(loss).  Additional minimum pension liabilities and related intangible assets are eliminated upon adoption of the new standard.  SFAS No. 158 requires prospective application and is effective for financial statements issued for fiscal years ending after December 15, 2006.  The following table summarizes the effect of the initial adoption of SFAS No. 158:

(In thousands)	Prior to SFAS 158 Adjustment	SFAS 158 Adjustment	Post SFAS 158 Adjustment
Accrued liabilities	$(61,297)	$7,367	$(53,930)
Intangible assets	1,253	(1,253)	-
Accumulated other comprehensive loss (pre tax)	62,887	5,039	67,926

     The amounts in Accumulated other comprehensive income/(loss) that are expected to be recognized as components of net  expense/(income) during the next year are as follows:

		Postretirement
(In thousands)	Pension Benefits	Benefits	Total
Prior service cost/(credit)	$260	$-	$260
(Gains)/losses and other	2,968	174	3,142

     Pensions – Defined Contribution Plan

     We maintain, for U.S. employees, a 401(k) Savings Plan, which is a defined contribution plan. The 401(k) Savings Plan provides for specified Company matching cash contributions, which are discretionary in nature, based upon the Company achieving certain performance goals and other factors.  During both fiscal 2007 and fiscal 2006, we recorded expense of $0.3 million in continuing operations for cash contributions we made to the 401(k) Savings Plan. During fiscal 2005, we recorded expense of $0.2 million in continuing operations for cash contributions we made to the 401(k) Savings Plan.

     Death Benefit Obligation

     For certain U.S. employees of several businesses we no longer own, we retained the obligation to provide death benefit payments.  During 2007, 2006, and 2005, we made associated death benefit payments of $0.1 million, $0.2 million, and $0.1 million, respectively.  As of September 30, 2007, our remaining obligation was $1.7 million and is included in Other long-term liabilities.

6.  INCOME TAXES

     The total income tax provision (benefit) is allocated as follows:

(In thousands)	2007	2006	2005
(Earnings) loss from continuing operations	$(6,768)	$2,176	$(1,048)
Net (gain) on disposal of discontinued operations	(32,815)	-	-
(Earnings) loss from discontinued operations	69	2,604	825
	$(39,514)	$4,780	$(223)

    The overall tax benefit for fiscal 2007 was $39.5 million.  A $6.8 million tax benefit from continuing operations resulted from $0.1 million of current federal, state, and foreign taxes benefit and $6.7 million of foreign deferred taxes benefit.  Effective August 1, 2007, Hein Gericke Deutschland (now known as Polo Holding) sold the assets of the Hein Gericke business to a new wholly-owned sister company now known as Hein Gericke Deutschland. This resulted in a deferred intercompany loss of approximately $33.4 million that is not reflected in the financial statements until such time as the underlying assets are sold to unrelated third parties.  As a result of the sale, Polo Holding will be able to utilize the cumulative combined income and trade tax losses of $30.2 million and $28.1 million, respectively, to offset its future profits subject to income and trade tax. As a result of the sale, there was a release of $2.9 million in the valuation allowance against the pre-transaction tax losses. We believe that Polo Holding will be able to utilize the accumulated net operating losses as the company has a history of profitability.  The adjustment of $1.9 million to the basis in the Esser Note resulted in a reduction to the foreign deferred tax liability of $0.3 million due to the resulting decrease of the tax impact of conversion of PoloExpress from a German partnership to a German corporation. In addition, the Company was required to record a reduction to the foreign deferred tax liability of $1.8 million as a result of German statutory rate decreases and currency adjustments.   No Federal taxes were recognized from continuing operations due to the domestic tax losses for which a full valuation allowance is recorded. The $32.8 million tax benefit in gain on disposal of discontinued operations resulted from reduction of tax liabilities due to expiration of the related statutes of limitation and closure of the related tax periods.

     Significant components of the provision (benefit) for income taxes attributable to our continuing operations are as follows:

(In thousands)	2007	2006	2005
Current:
Federal	$474	$94	$-
State	(655)	160	241
Foreign	82	88	936
Total current	(99)	342	1,177
Deferred:
Federal	-	-	(3,167)
State	-	-	-
Foreign	(6,669)	1,834	942
Total deferred	(6,669)	1,834	(2,225)
Total tax provision (benefit)	$(6,768)	$2,176	$(1,048)

     The reconciliation of income tax attributable to continuing operations, computed at the U.S. federal statutory tax rate of 35%, to the actual provision for income taxes in each period, is as follows:

(In thousands)	2007	2006	2005
Tax at United States statutory rates	$(16,091)	$(11,085)	$(9,755)
State income taxes, net of federal tax benefit	(1,893)	104	157
Effect of foreign operations	(48)	129	32
NOLs untilized by discontinued operations	2,358	-	-
Change in valuation allowance	13,054	10,846	7,996
Extraterritorial income exclusion	(272)	(307)	(281)
Rate change	(4,131)	-	-
Effect of change in tax status	-	1,970	-
Other, net	255	519	803
Net tax provision (benefit)	$(6,768)	$2,176	$(1,048)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of our deferred tax assets and liabilities as of September 30, 2007 and 2006 are as follows:

	September 30,
(In thousands)	2007	2006
Deferred tax assets:
Accrued expenses	$4,018	$3,786
Asset basis differences	1,650	5,629
Inventory	4,969	4,371
Employee compensation and benefits	3,332	2,962
Environmental reserves	5,529	4,895
Postretirement health benefits	7,917	11,182
Net operating loss and credit carryforwards	100,898	82,511
Other	3,806	1,904
Pensions	40,720	39,355
Total deferred tax assets	172,839	156,595
Less: Valuation allowance (a)	(150,828)	(128,155)
Net deferred tax assets	22,011	28,440
Deferred tax liabilities:
Asset basis differences	(9,129)	(19,325)
Pensions	(11,283)	(13,645)
Total deferred tax liabilities	(20,412)	(32,970)
Net deferred tax assets (liabilities)	$1,599	$(4,530)

(a)	Includes $12.5 million correction to the amount of state NOLs and $2.9 million true-up of prior years' balances.

         The net changes in the total valuation allowance were an increase of $22.7 million in 2007 and a decrease of $5.3 million in 2006.  In assessing the ability of deferred tax assets to offset deferred tax liabilities, we consider whether it is more likely than not, that some portion or all of the deferred tax assets and liabilities will not be realized.  In making this assessment, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, income tax planning strategies, and the impact of jurisdictional limitations on certain tax loss carry forwards.  Based on this analysis, at September 30, 2007, we have established a full valuation allowance against all net domestic deferred tax assets and established a nominal net deferred tax asset in 2007 and a net deferred tax liability of $4.5 million in 2006 related to the potential tax gain on the sale of certain indefinite lived foreign assets, net of net operating losses and other deferred tax assets and liabilities.

     Under Section 382 of the Internal Revenue Code, the Company’s ability to use it’s existing accumulated net operating losses in the United States may be reduced if there has occurred significant changes in ownership of shares of the Company.  Similar rules exist in certain foreign jurisdictions where the Company has tax losses.

     The amounts included in the balance sheet are as follows:

	September 30,
(In thousands)	2007	2006
Current deferred tax assets included in Prepaid expenses and other current assets	$1,445	$-

Noncurrent deferred tax assets included in Other assets	$5,038	$-
Current liabilities:
Other current	$186	$2,314
	$186	$2,314
Noncurrent income tax liabilities:
Deferred income taxes	$4,884	$4,530
Other noncurrent	10,936	39,923
	$15,820	$44,453

     Our other noncurrent income tax liabilities of $10.9 million at September 30, 2007 includes additional tax and interest we may be required to pay if certain tax positions are not sustained.

     We maintain a very complex structure in the United States and overseas, due to the large number of acquisitions and dispositions that have occurred, along with other tax planning strategies.  The noncurrent income tax liability is after utilization of available net operating loss carryforwards, temporary differences, and permanent differences between the financial statement carrying amounts of assets and liabilities which we have sold in prior years and their respective tax bases. Our management performs a comprehensive review of its worldwide tax positions on at least an annual basis.

     At September 30, 2007, we have $4.8 million of unused alternative minimum tax credit carryforwards that do not expire and $189.9 million of federal operating loss carryforwards expiring as follows: $8.8 million in 2018; $59.8 million in 2019; $51.3 million in 2020; $4.2 million in 2021; $11.4 million in 2023; $21.9 million in 2024: $25.4 million in 2025; and $7.1 million in 2027.  As the periods of assessment for 1995 to 2003 have expired during 2007, additional tax may be collected from us only for 2004 to 2006.  Tax losses of $135.6 million arising in years prior to 2004 may still be reduced in determining the proper amount of net operating loss available to be carried forward to years after 2003. The Company also has approximately $30.2 million of foreign income tax loss and $28.1 million of foreign trade tax loss carryforwards that have no expiration period and other foreign income tax loss of $26.8 million with a full valuation allowance.

     The gains on the disposal of discontinued operations we reported between 1995 to 2005, for federal income tax, may be significantly increased if our tax position is not sustained with respect to the sales of several businesses, and the repayment with property, of debt under a bank credit agreement in which both we and our subsidiaries were liable, is not treated as tax free under Section 361 of the Internal Revenue Code of 1986, as amended.  If all of these adjustments were made, the federal income tax loss carryforwards might be substantially reduced.

     Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent we intend to repatriate such earnings. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently reinvested, or which would be offset by allowable foreign tax credits. Due to cumulative losses in the periods ending September 30, 2005 through September 30, 2007, there are no cumulative unremitted earnings of those foreign subsidiaries and affiliates for which deferred taxes have not been provided.

      In the opinion of our management, adequate provision has been made for all income taxes and interest, and any liability that may arise for prior periods will not have a material effect on our financial condition or our results of operations.

7. EQUITY SECURITIES

    We had 22,604,835 shares of Class A common stock and 2,621,338 shares of Class B common stock outstanding at September 30, 2007.  Class A common stock is traded on the New York Stock Exchange.  There is no public market for our Class B common stock. The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock. The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.  The agreement between us and Alcoa, under which we sold our Fairchild Fasteners business on December 3, 2002, provides that, for a period of five years after the closing, we would not declare or pay any dividends on our common stock.  Our intention is to retain and reinvest earnings into the Company.

8. STOCK OPTIONS

Stock Options

   We maintained stock option plans under which officers, key employees, and non-employee directors may be granted options to purchase shares of our authorized but unissued common stock. The purpose of these plans was to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options and stock bonuses. As of September 30, 2007, all our stock option plans had expired. However, stock options outstanding as of September 30, 2007 continue to be exercisable pursuant to their terms.

     The 1996 non-employee directors’ stock option plan authorized the issuance of 250,000 shares of our Class A common stock upon the exercise of stock options issued under the plan. The 1996 non-employee directors’ stock option plan authorized the granting of options at the market value of the common stock on the date of grant.  An initial stock option grant for 30,000 shares of Class A common stock was made to each person who became a new non-employee Director, with the options vesting 25% each year from the date of grant.  In addition, on the date of each annual meeting, each person elected as a non-employee Director has been granted an option for 1,000 shares of Class A common stock that vested immediately.  The exercise price is payable in cash or, with the approval of our compensation and stock option committee, in shares of Class A or Class B common stock, valued at fair market value at the date of exercise.  All options issued under the 1996 non-employee directors’ stock option plan terminate five years from the date of grant, or a stipulated period of time after a non-employee Director ceases to be a member of the Board. The Non-employee directors’ stock option plan expired on September 12, 2006; however, stock options outstanding as of September 12, 2006 continue to be exercisable pursuant to their terms.

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

     A summary of stock option transactions under our stock option plans is presented in the following tables:

		Weighted Average
	Shares	Exercise Price
Outstanding at October 1, 2004	1,053,043	$5.37
Granted	77,000	2.54
Expired	(309,727)	9.12
Forfeited	(5,229)	2.49
Outstanding at September 30, 2005	815,087	3.70
Granted	93,000	2.18
Expired	(485,478)	3.41
Forfeited	(86,250)	2.92
Outstanding at September 30, 2006	336,359	3.90
Expired	(210,359)	4.86
Outstanding at September 30, 2007	126,000	$2.28
Exercisable at September 30, 2005	664,497	$3.71
Exercisable at September 30, 2006	246,359	$4.53
Exercisable at September 30, 2007	58,500	$2.42

    A summary of options outstanding and exercisable at September 30, 2007 is presented as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of	Number	Exercise	Contractual	Number	Exercise	Contractual
Exercise Prices	Outstanding	Price	Term	Exercisable	Price	Term
$ 2.17 - $ 2.99	122,000	$2.22	3.9 years	54,500	$2.28	1.8 years
$ 3.00 - $ 3.99	2,000	3.49	2.4 years	2,000	3.49	2.4 years
$ 4.00 - $ 4.99	1,000	4.99	0.1 years	1,000	4.99	0.1 years
$ 5.00 - $ 5.11	1,000	5.11	1.1 years	1,000	5.11	1.1 years
$ 2.17 - $ 5.11	126,000	$2.28	3.8 years	58,500	$2.42	1.8 years

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

       Shares Available for Future Issuance

     The following table reflects a summary of the shares that could be issued under our stock option and stock deferral plans at September 30, 2007:

	1996	2001	Stock
	Directors	Directors	Deferral
Securities to be issued upon:	Plan	Plan	Plan	Total
Exercise of outstanding options	96,000	30,000	-	126,000
Weighted average option exercise price	$2.26	$2.35	$-	$2.28
Issuance of deferred compensation units	-	-	177,657	177,657
Shares available for future issuance	96,000	30,000	177,657	303,657

9.  EARNINGS (LOSS) PER SHARE RESULTS

The following table illustrates the computation of basic and diluted earnings (loss) per share:

(In thousands, except per share data)	2007	2006	2005
Basic loss per share:
Loss from continuing operations	$(39,118)	$(33,890)	$(27,309)
Weighted average common shares outstanding	25,226	25,226	25,224
Basic loss from continuing operations per share	$(1.55)	$(1.34)	$(1.08)

Diluted loss per share:
Loss from continuing operations	$(39,118)	$(33,890)	$(27,309)
Weighted average common shares outstanding	25,226	25,226	25,224
Diluted effect of options	antidilutive	antidilutive	antidilutive
Total shares outstanding	25,226	25,226	25,224
Diluted loss from continuing operations per share	$(1.55)	$(1.34)	$(1.08)

     The computation of diluted loss from continuing operations per share for 2007, 2006, and 2005 excluded the effect of 126,000, 336,359, and 815,087 incremental common shares, respectively, attributable to the potential exercise of common stock options outstanding because the effect was antidilutive.

10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     The components of accumulated other comprehensive loss were:

	September 30,
(In thousands)	2007	2006	2005
Excess of additional pension liability over unrecognized prior service costs	$(67,926)	$(62,023)	$(70,074)
Net unrealized holding gains on available-for-sale securities	5,645	5,559	1,749
Foreign currency translation adjustments	11,634	1,636	(955)
Other	-	-	(298)
Accumulated other comprehensive loss	$(50,647)	$(54,828)	$(69,578)

11.  RELATED PARTY TRANSACTIONS

     Previously, we have extended loans to purchase our Class A common stock to certain members of our senior management and Board of Directors, for the purpose of encouraging ownership of our stock, and to provide additional incentive to promote our success. The loans are non-interest bearing, and all have been fully repaid but one.  The remaining outstanding loan matures in December 2007, or becomes due and payable immediately upon the termination of employment if prior to such maturity date. On September 30, 2007, the borrower, Mr. Kelley, owed us approximately $50,000. In fiscal 2006, Mr. Gerard, now a former director, repaid his outstanding loan when due. All other loans to directors and executive officers were repaid in full prior to September 30, 2005. During 2007, the sole aggregate balance of indebtedness outstanding under the officer and director stock purchase program was approximately $50,000 from Mr. Kelley. In accordance with the Sarbanes-Oxley Act of 2002, no new loans will be made to executive officers or directors.

     We paid for the maintenance and upkeep of an apartment located in Paris, France that was used by us from time to time for business related travel. The owner of the apartment was a company controlled by the Steiner Family, which sold its apartment, in 2005, and thereafter, the apartment was no longer used by us. We believe our cost for this apartment was significantly less than the cost of similar accommodations for our business related travel. The total amounts paid for this apartment were approximately $11,000 in fiscal 2005.

     On September 30, 2007 and 2006, we owed a remaining amount of $3.1 million to Mr. J. Steiner for a change of control payment. This amount is due to Mr. J. Steiner upon his termination of employment with us and is included in accrued salaries, wages, and commissions on the consolidated balance sheets. On September 30, 2007 and September 30, 2006, deferred compensation of $11,000 was due from us to Mr. E. Steiner.

     Subject to the approval of the Compensation and Stock Option Committee, our Unfunded Supplemental Executive Retirement Plan (SERP) permits participants who are over retirement age, to elect to receive retirement advances on an actuarially reduced basis. Mr. J. Steiner received pre-retirement distributions from the Unfunded SERP (representing a partial distribution of his vested benefits) of $1.4 million in fiscal 2007, $3.5 million in fiscal 2006, and $0.5 million in fiscal 2005. Mr. D. Miller received pre-retirement distributions from the Unfunded SERP (representing a full distribution of his vested benefits) in the amount of approximately $0.9 million in fiscal 2007.  As of September 30, 2007, the remaining balance in the Unfunded SERP plan owed to executive officers of the Company was $0.7 million to Mr. J. Steiner and $0.9 million to Mr. E. Steiner. Mr. E Steiner has not attained retirement age.

     In December 2007, Mr. J. Steiner reimbursed us $0.7 million for personal expenses that we paid on his behalf, which were outstanding as of September 30, 2007.  In December 2006, Mr. J. Steiner reimbursed us $40,000 for personal expenses that we paid on his behalf, which were outstanding as of September 30, 2006.  At no time during 2007 and 2006 did amounts due to us from Mr. J. Steiner exceed the amount of the after-tax salary on deferrals we owed to him.

     During 2005, Phillipe Hercot, son-in-law of Mr. J. Steiner, subleased a room in our Paris office and paid arm's length rent to the Company.

     We paid $36,000 in 2006 and 2005 for security protection at a Steiner family residence in France.

     We provide to Mr. J. Steiner automobiles for business use. We charged Mr. J. Steiner $15,000 in 2007, 2006, and 2005 to cover personal use and the portion of the cost of these vehicles that exceeded our reimbursement policy.

     During fiscal 2007, 2006 and 2005, we reimbursed $0.5 million, $0.4 million, and $0.2 million, respectively, to Mr. J. Steiner, representing a portion of out-of-pocket costs he incurred personally in connection with the entertainment of third parties, which may benefit the Company.

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

12.  LEASES

   Operating Leases

     We hold certain of our facilities and equipment under long-term leases expiring in various years through September 2021.  The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year, for each of the five years following September 30, 2007, and thereafter, are as follows: $27.8 million for 2008; $23.0 million for 2009; $17.1 million for 2010; $13.7 million for 2011; $11.1 million for 2012; and $54.1 million thereafter.  Rental expense on operating leases was $26.9 million in 2007, $22.9 million in 2006, and $23.0 million in 2005.

     Capital Leases

     Minimum commitments under capital leases for each of the five years following September 30, 2007 and thereafter, are $0.7 million for 2008 and none thereafter. At September 30, 2007, the present value of capital lease obligations was $0.7 million. Capital assets leased and included in property, plant, and equipment consisted of:

	September 30,
(In thousands)	2007	2006
Machinery and equipment	$6,556	$5,177
Other	-	330
Less: Accumulated depreciation	(3,848)	(2,910)
	$2,708	$2,597

     Leasing Operations

     We own and lease to Alcoa a manufacturing facility located in Fullerton, California, and we also own and lease to PCA Aerospace a manufacturing facility located in Huntington Beach, California. Rental revenue is recognized as lease payments are due from tenants and the related costs are amortized over their estimated useful life. The future minimum lease payments to be received from non-cancelable operating leases as of September 30, 2007 are $0.1 million in 2008 and none thereafter. On October 31, 2007, we sold our property in Fullerton, California to Alcoa for $19.0 million.  Also on October 31, 2007, the lease on our Huntington Beach, California property ended.  The tenant continued the lease on a month-to-month basis.

     Rental property we have leased to third parties under operating leases consists of the following:

	September 30,
(In thousands)	2007	2006
Land and improvements	$5,168	$5,168
Buildings and improvements	3,423	3,423
Less: Accumulated depreciation	(725)	(608)
	$7,866	$7,983

13.  CONTINGENCIES

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

     We, either on our own or through our insurance carriers, are contesting these matters.  For certain instances, our insurers are defending us under “reservations of (their) rights” and may later deny coverage, on whole or part.  We have had and are currently involved in litigations with our carriers over their denials of coverage or failure to defend our interests.  In the opinion of management, the ultimate resolution of litigation against us will not have a material adverse effect on our financial condition, future results of operations or net cash flows.  However, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future.  There exists a possibility that a material adverse impact on our financial position and results of operations could occur in the period for which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

     In October 2003, we learned that volatile organic compounds had been detected in amounts slightly exceeding regulatory thresholds in a town water supply well in East Farmingdale, New York. Subsequent sampling of groundwater from the extraction wells to be used in the remediation system for this site has indicated that contaminant levels at the extraction point are significantly higher than previous sampling results indicated.  These compounds may, to an as yet undetermined extent, be attributable to a groundwater plume containing volatile organic compounds, which may have had its source, at least in part, from plant operations conducted by a predecessor of ours in Farmingdale. We are aiding East Farmingdale in its investigation of the source and extent of the volatile organic compounds, and may assist it in treatment. In 2007, we contributed approximately $0.5 million toward this remediation, but may be required to pay additional amounts of up to $7.2 million over the next 20 years, including approximately $0.5 million in 2008.  As of September 30, 2007 and 2006, we accrued $7.2 million and $7.7 million, respectively, for this remediation.

     We expensed $2.3 million, $9.0 million, and $5.3 million in discontinued operations for environmental matters in 2007, 2006, and 2005, respectively. As of September 30, 2007 and 2006, the consolidated total of our recorded liabilities for environmental matters was approximately $15.0 million and $13.5 million, respectively, which represented the estimated probable exposure for these matters. On September 30, 2007, $3.4 million of these liabilities was classified as other accrued liabilities, $1.0 million was classified as noncurrent liabilities of discontinued operations, and $10.6 million was classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $20.8 million.

     The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $8.45 million, for our fastener business.  As of June 30, 2007, Alcoa contacted us concerning additional potential health and safety claims of approximately $22.6 million.  On June 25, 2007, the Company received an arbitration ruling awarding Alcoa approximately $4.0 million from the Company’s $25.0 million escrow account.  On October 31, 2007, the Company and Alcoa resolved all disputes related to the 2002 sale of the fastener business to Alcoa.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa paid us an additional $0.6 million.  As of September 30, 2007 and 2006, we accrued $4.0 million for this issue as Other accrued liabilities.

     Asbestos Matters

     On January 21, 2003, we and one of our subsidiaries were served with a third-party complaint in an action brought in New York by a non-employee worker and his spouse alleging personal injury as a result of exposure to asbestos-containing products.  The defendant, who is one of many defendants in the action, purchased a pump business from us, and asserts the right to be indemnified by us under its purchase agreement.  The aforementioned case was discontinued as to all defendants, thereby extinguishing the indemnity claim against us in the instant case. However, in September 2003, the purchaser notified us of, and claimed a right to indemnity from us in relation to thousands of other asbestos-related claims filed against it.  We have not received enough information to assess the impact, if any, of the other claims. During the last forty nine months, the Company has been served directly by plaintiffs’ counsel in cases related to the same pump business. A couple of these cases were dismissed as to all defendants based upon forum objections. The Company was voluntarily dismissed from additional pump business cases during the same period, without the payment of any consideration to plaintiffs. The Company, in coordination with its insurance carriers, intends to aggressively defend against the remaining claims.

     During the last 49 months, the Company, or its subsidiaries, has been served with separate complaints in actions filed in various venues by non-employee workers, alleging personal injury or wrongful death as a result of exposure to asbestos-containing products other than those related to the pump business.  The plaintiffs’ complaints do not specify which, if any, of the Company’s former products are at issue, making it difficult to assess the merit and value, if any, of the asserted claims.  The Company, in coordination with its insurance carriers, intends to aggressively defend against these claims.  However, the Company’s insurers are defending the Company under a so called “reservation of rights”.

     During the same time period, the Company has resolved similar, non-pump, asbestos-related lawsuits that were previously served upon the Company. In most of the cases, the Company was voluntarily dismissed, without the payment of any consideration to plaintiffs.  The remaining few cases were settled for a nominal amount.

     The Company’s insurance carriers have participated in the defense of all of the aforementioned asbestos claims, both pump and non-pump related. Although insurance coverage amounts vary, depending upon the policy period(s) and product line involved in each case, management believes that the Company’s insurance coverage levels are adequate, and that asbestos claims will not have a material adverse effect on our financial condition, future results of operation, or net cash flow.  However, the Company’s insurers are defending the Company under a so called “reservation of rights”.

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

     The Company has filed answers to the three complaints and a motion to consolidate the three actions is pending.  The Company intends to vigorously defend these actions.  As of September 30, 2007, we accrued $2.0 million related to the claim made by the Bureau as Other long-term liabilities.

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

14.  BUSINESS SEGMENT INFORMATION

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

				Corporate
(In thousands)	PoloExpress	Hein Gericke	Aerospace	and Other	Total
2007
Revenues	$140,611	$128,335	$86,062	$950	$355,958
Operating income (loss)	12,131	(25,926)	6,519	(33,270)	(40,546)
Interest income	520	87	-	2,223	2,830
Interest expense	(1,431)	(4,379)	(1,394)	(7,074)	(14,278)
Income tax (provision) benefit	6,702	(33)	(5)	104	6,768
Capital expenditures	7,967	3,067	588	107	11,729
Depreciation and amortization	2,303	5,042	472	1,189	9,006
Identifiable assets at Sept. 30	96,208	95,897	49,093	116,156	357,354

2006
Revenues	$112,786	$116,255	$79,600	$950	$309,591
Operating income (loss)	11,796	(22,084)	5,968	(22,609)	(26,929)
Interest income	927	95	2	1,973	2,997
Interest expense	(2,161)	(2,586)	(1,444)	(5,307)	(11,498)
Income tax (provision) benefit	1,845	(3,685)	(11)	(325)	(2,176)
Capital expenditures	1,417	5,233	332	795	7,777
Depreciation and amortization	1,478	4,399	403	1,243	7,523
Identifiable assets at Sept. 30	75,657	89,421	47,331	202,720	415,129

2005
Revenues	$111,161	$145,933	$84,493	$656	$342,243
Operating income (loss)	9,895	(15,295)	6,093	(28,998)	(28,305)
Interest income	-	98	-	1,618	1,716
Interest expense	(1,758)	(3,632)	(1,329)	(6,424)	(13,143)
Income tax (provision) benefit	(1,733)	(49)	(26)	2,856	1,048
Capital expenditures	985	8,434	550	1,699	11,668
Depreciation and amortization	1,395	5,006	375	1,097	7,873
Identifiable assets at Sept. 30	65,405	91,624	42,848	248,762	448,639

15.  FOREIGN OPERATIONS AND EXPORT SALES

     Our operations are located primarily in the United States and Europe.  All rental revenue is generated in the United States. Inter-area sales are not significant to the total sales of any geographic area. Sales by geographic area are attributed by country of domicile of our subsidiaries. Our financial data by geographic area is as follows:

	United
(In thousands)	States	Europe	Other	Total
2007
Revenues by geographic area	$91,753	$264,205	$-	$355,958
Operating loss by geographic area	(24,913)	(15,469)	(164)	(40,546)
Loss from continuing operations before taxes	(34,417)	(11,670)	(164)	(45,935)
Identifiable assets by geographic area at September 30	47,946	306,163	3,245	357,354
Long-lived assets by geographic area at September 30	50,876	47,882	3,245	102,003

2006
Revenues by geographic area	$91,341	$218,250	$-	$309,591
Operating loss by geographic area	(17,920)	(8,996)	(13)	(26,929)
Loss from continuing operations before taxes	(18,497)	(13,161)	(13)	(31,671)
Identifiable assets by geographic area at September 30	159,910	251,974	3,245	415,129
Long-lived assets by geographic area at September 30	115,956	50,059	3,245	169,260

2005
Revenues by geographic area	$114,516	$227,727	$-	$342,243
Operating loss by geographic area	(20,680)	(7,615)	(10)	(28,305)
Loss from continuing operations before taxes	(13,578)	(14,092)	(200)	(27,870)
Identifiable assets by geographic area at September 30 (a)	214,683	230,711	3,245	448,639
Long-lived assets by geographic area at September 30 (b)	203,264	49,775	3,245	256,284

(a)	Identifiable assets related to discontinued operations in the United States were $80,882 at September 30, 2005.
(b)	Long-lived assets related to discontinued operations in the United States were $79,373 at September 30, 2005.

     Export sales are defined as sales by our continuing operations located in the United States to customers in foreign regions. Export sales were as follows:

				Asia-Pacific	South
(In thousands)	Europe	Canada	Japan	(without Japan)	America	Other	Total
2007	$11,855	$4,690	$12,413	$4,782	$4,306	$5,667	$43,713
2006	10,431	4,052	12,600	4,496	3,394	5,234	40,207
2005	10,304	4,594	8,426	4,902	3,127	4,950	36,303

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table of unaudited quarterly financial data for fiscal 2007 and fiscal 2006 has been prepared from our financial records and reflects all adjustments which are, in the opinion of our management, necessary for a fair presentation of the results of operations for the interim periods presented.

	December 31,	March 31,	June 30,	September 30,
(In thousands, except per share data)	2006	2007	2007	2007
Net revenues	$60,623	$81,012	$118,165	$96,158
Gross margin	22,553	31,685	52,216	36,033
Operating income (loss) (a)	(10,776)	(8,156)	3,037	(24,651)
Income tax (provision) benefit	(607)	(49)	(110)	7,534
Earnings (loss) from continuing operations (b)	(14,029)	(10,935)	4,412	(18,566)
Per basic and diluted share	(0.56)	(0.43)	0.18	(0.74)
Loss from discontinued operations, net of tax	(1,966)	(778)	(1,934)	(1,860)
Per basic and diluted share	(0.08)	(0.03)	(0.08)	(0.07)
Net gain on disposal of discontinued operations (c)	12,500	32,815	-	-
Per basic and diluted share	0.50	1.30	-	-
Net earnings (loss)	(3,495)	21,102	2,478	(20,426)
Per basic and diluted share	(0.14)	0.84	0.10	(0.81)

	December 31,	March 31,	June 30,	September 30,
(In thousands, except per share data)	2005	2006	2006	2006
Net revenues	$51,547	$62,964	$105,815	$89,265
Gross margin	19,403	23,937	44,379	35,922
Operating income (loss)	(9,193)	(10,918)	2,405	(9,223)
Income tax (provision) benefit (d)	13	5	(1,580)	(614)
Loss from continuing operations (d) (e)	(10,095)	(11,687)	(951)	(11,157)
Per basic and diluted share	(0.40)	(0.46)	(0.04)	(0.45)
Earnings (loss) from discontinued operations, net of tax (f) (g)	(411)	622	(1,192)	(16,028)
Per basic and diluted share	(0.02)	0.02	(0.04)	(0.64)
Net gain on disposal of discontinued operations	12,500	-	1,000	100
Per basic and diluted share	0.50	-	0.04	-
Net earnings (loss)	1,993	(11,066)	(1,144)	(27,082)
Per basic and diluted share	0.08	(0.44)	(0.05)	(1.07)

(a)
The $15.4 million increase in operating loss for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 resulted from a $26.2 million pension settlement charge in 2007 from the liquidation of an overfunded pension plan, offset partially by income recognition of $11.8 million in 2007 from a decision to eliminate health care assistance to retirees for whom we are not contractually obligated to provide benefits.

(b)
The items discussed in (a) above were also the principal reason for the $7.4 million increase in loss from continuing operations for the quarter ended September 30, 2007 compared to the year-ago period. In addition, we recorded an adjustment in the first quarter of fiscal 2007 to correct the carrying value of the liability associated with our obligation to acquire the remaining 7.5% of PoloExpress to reflect the liability at its estimated present value.  As a result of this correction, we recognized $1.3 million of interest expense.  The related tax benefit of $0.3 million was recognized in the fourth quarter of fiscal 2007.

(c)
The $32.8 million net gain on disposal of discontinued operations in the quarter ended March 31, 2007 resulted from reduction of tax liabilities due to expiration of the related statutes of limitation and closure of the related tax periods related to previously disposed of operations.

(d)
$1.4 million of the increase in the tax provision for quarter ended June 30, 2006 resulted from the restatement of deferred tax liabilities associated with the acquisition of indefinite lived intangibles in foreign taxing jurisdictions.  This restatement adjustment was also the principal reason for the $1.2 million shift to loss from continuing operations for the quarter ended June 30, 2006.

(e)
$1.0 million of the improvement in loss from continuing operations for the quarter ended March 31, 2006 compared to the year-ago period resulted from the recharacterization of our interest in Voyager Kibris, including elimination of the related loss during the quarter ended March 31, 2006.

(f)
The $1.4 million decrease in loss from discontinued operations, net of tax for the quarter ended June 30, 2006 resulted from the decrease in the accrual for the claim made by the Ohio Bureau of Workers Compensation.

(g)
The $16.0 million loss from discontinued operations, net of tax for the quarter ended September 30, 2006 was primarily comprised of $4.1 million of additional environmental accruals, $4.0 million accrued for the arbitration award of health and safety claims to Alcoa, and a $1.4 million additional accrual for the claim made by the Ohio Bureau of Workers Compensation.

17.  DISCONTINUED OPERATIONS

    Shopping Center

     On July 6, 2006, Republic Thunderbolt, LLC (an indirect, wholly-owned subsidiary of the Company) completed the sale of Airport Plaza, a shopping center located in Farmingdale, New York, to an affiliate of Kimco Realty Corporation.  We decided to sell the shopping center to enhance our financial flexibility, allowing us to pursue other opportunities.  We received net proceeds of approximately $40.7 million from the sale. As a condition to closing, the buyer assumed our existing mortgage loan on Airport Plaza that had an outstanding principal balance of approximately $53.5 million on the closing date.  Also as a condition to closing, we provided the buyer with an environmental indemnification and agreed to remediate an environmental matter that was identified, the costs of which are estimated to be between $1.0 million and $2.7 million. We expect to recognize a gain of approximately $15.1 million from this transaction. However, because of the uncertain environmental liabilities that we retained, the gain recognition is required to be delayed until the remediation efforts are complete.  The deferred gain is included in Noncurrent liabilities of discontinued operations on our consolidated balance sheets, together with the accrual of $1.0 million for estimated remediation costs.

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

     Aerostructures Business

     In June 2005, we sold our Fairchild Aerostructures operation to PCA Aerospace and recognized a $1.8 million gain.  The cash received from PCA Aerospace was subject to a post-closing adjustment based upon the net working capital of the business on January 1, 2005, compared with its net working capital as of June 24, 2005.  In October 2007, we reached a settlement with PCA regarding the purchase price adjustment related to that sale.  Under the terms of the settlement PCA agreed to pay us $1.75 million.  A payment of $0.5 million was made in October 2007, and an additional payment of $0.25 million is due in February 2008.  In addition, we agreed to finance the remaining $1.0 million principal owed to us by PCA at an interest rate of 10%.  In accordance with the financing terms, starting in November 2007, PCA began to make monthly payments to us, which are expected to continue for a period of sixty months.  We also amended our lease with PCA Aerospace whereby we can cause PCA Aerospace to purchase the Huntington Beach property at the greater of fair market value or $5.0 million under a put option we hold, which can be exercised at any time through January 31, 2012. PCA Aerospace also holds a similar purchase option.  In November 2007, we exercised our put option.  Accordingly, PCA Aerospace has 6 months to purchase the property from us at fair market value, which we have agreed with PCA Aerospace will be $7.3 million.

     Fastener Business

     On December 3, 2002, we completed the sale of our fastener business to Alcoa Inc. for approximately $657 million in cash and the assumption of certain liabilities. During the four-year period from 2003 to 2006, we were entitled to receive additional cash proceeds of $0.4 million for each commercial aircraft delivered by Boeing and Airbus in excess of stated threshold levels, up to a maximum of $12.5 million per year. Deliveries exceeded the threshold aircraft delivery level needed for us to earn the full $12.5 million contingent payment for 2003, 2004, 2005, and 2006.  Accordingly, we recognized a $12.5 million gain on disposal of discontinued operations for 2007, 2006, and 2005.  In February 2007, we received from Alcoa the final $12.5 million payment related to the sale of this business.  Of this amount received, we repaid approximately $9.1 million of our loan from GoldenTree Asset Management.

     On December 3, 2002, we deposited with an escrow agent $25.0 million to secure indemnification obligations we may have to Alcoa.  On October 31, 2007, the Company and Alcoa resolved all related disputes.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa made an additional payment to us of $0.6 million.

     The components of net loss from discontinued operations are as follows:

(In thousands)	2007	2006	2005
Net sales	$-	$7,450	$17,745
Cost of goods sold	-	(3,524)	(14,510)
Gross margin	-	3,926	3,235

Selling, general & administrative expense	(6,633)	(16,638)	(5,062)
Other income, net	164	1,008	402
Operating loss	(6,469)	(11,704)	(1,425)
Net interest expense	-	(2,701)	(3,381)
Loss from discontinued operations before income taxes	(6,469)	(14,405)	(4,806)
Income tax provision	(69)	(2,604)	(825)
Net loss from discontinued operations	$(6,538)	$(17,009)	$(5,631)

    Net loss from discontinued operations includes the results of the Airport Plaza shopping center prior to its sale, Fairchild Aerostructures prior to its sale, and certain legal, tax, and environmental expenses associated with our former businesses. The loss from discontinued operations for fiscal 2007 consists primarily of a $2.3 million increase in our accrual of environmental liabilities at locations of operations previously sold and $4.0 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago. The loss from discontinued operations for fiscal 2006 consists primarily of an accrual of $9.0 million of environmental liabilities at locations of operations previously sold and $5.6 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago, offset partially by $0.9 million of earnings generated by the shopping center prior to its sale. The loss from discontinued operations for fiscal 2005 consists primarily of an accrual of $5.3 million of environmental liabilities at locations of operations previously sold and $0.2 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago, offset partially by $1.9 million of collections of old accounts receivable previously written-off from businesses we previously sold.

     The liabilities of the shopping center and landfill development partnership are being reported as liabilities of discontinued operations at September 30, 2007 and 2006, and were as follows:

	September 30,
(In thousands)	2007 (a)	2006 (a)
Current liabilities of discontinued operations	$-	$62
Noncurrent liabilities of discontinued operations	16,120	16,120
Total net liabilities of discontinued operations	$16,120	$16,182

(a)	Represents a $15.1 million deferred gain on the sale of the shopping center and $1.0 million for the estimated minimum cost to remediate environmental matters.

     Net gain on disposal of discontinued operations was comprised of the following for 2007, 2006, and 2005:

(In thousands)	2007	2006	2005
Earnout on sale of fasteners	$12,500	$12,500	$12,500
Release of income tax reserves	32,815	-	-
Gain on sale of landfill	-	1,100	-
Gain on sale of Aerostructures	-	-	1,825
Other	-	-	(750)
	$45,315	$13,600	$13,575

18.  SUBSEQUENT EVENTS

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

   Evaluation of Disclosure Controls and Procedures

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

     Our Chief Executive Officer and our Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, which we refer to as the “evaluation date”.  Based on that evaluation and the material weaknesses described below, management has concluded that our disclosure controls and procedures were ineffective as of September 30, 2007.

     We identified the following material weaknesses as of September 30, 2006.  As noted in the Plan for Remediation section below, we have taken certain steps to address the material weaknesses noted as of September 30, 2006.  However, these material weaknesses also existed as of September 30, 2007 and more time is required to remediate these material weaknesses. No additional material weaknesses were identified as of September 30, 2007.

     Controls associated with accounting for income taxes in accordance with U.S. generally accepted accounting principles were ineffective.  Specifically, we did not possess the appropriate number of tax personnel necessary to adequately review related tax accounts.  This control deficiency contributed to errors resulting in the restatement of the Company’s consolidated financial statements for 2004 and 2005, each of the interim periods in 2005, and the first three quarters of 2006. This material weakness also existed as of September 30, 2007 and more time is required to remediate this material weakness. This material weakness could result in a more than remote likelihood that a material misstatement in accounts or disclosures may not be prevented or detected.

     Controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles were ineffective.  Specifically, we did not possess the appropriate number of personnel necessary to adequately identify and account for these transactions.  This control deficiency contributed to errors resulting in the restatement of the Company’s consolidated financial statements for 2004 and 2005, each of the interim periods in 2005, and the first three quarters of 2006. This material weakness also existed as of September 30, 2007 and more time is required to remediate this material weakness. This material weakness could result in a more than remote likelihood that a material misstatement in accounts or disclosures may not be prevented or detected.

    Plan for Remediation of the Material Weaknesses

     Subsequent to September 30, 2006, we took steps to enhance our controls relating to accounting for income taxes and complex and non-routine transactions in accordance with U.S. generally accepted accounting principles, to reduce the likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential could occur. Specifically, we hired two personnel, one with significant technical accounting experience and the other with significant tax experience, and we accelerated the timing of internal communication to discuss the accounting for non-routine or complex transactions.  However, certain of the material weaknesses continued as of September 30, 2007, so more time is required to have these steps remediate the matters discussed above.

     Notwithstanding the material weaknesses discussed above, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

    Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS STANDING FOR ELECTION

All of the nominees are currently directors of the Company. Each has agreed to be named in this Annual Report on Form 10-K and to serve as a director if elected. All nominees have been designated as “Continuing Directors” as defined in the Company’s Certificate of Incorporation.  Ages are stated as of December 31, 2007.

Name	Age	Position
Didier Choix	50	Director
Robert E. Edwards	59	Director
Andrea Goren	40	Director
Daniel Lebard	68	Director
Glenn Myles	52	Director
Philip S. Sassower	68	Director
Eric I. Steiner	45	President, Chief Operating Officer and Director
Jeffrey J. Steiner	70	Chairman of the Board and Chief Executive Officer
Michael J. Vantusko	50	Director

Didier Choix.  Director since 2006.  Member and President of DDA & Company, LLC, a corporate finance advisory boutique with offices in New York, New York, and Paris, France, Mr. Choix has been advising small and mid-cap companies contemplating acquisitions or divestitures, mainly in a cross-border environment:  1997 to present.  In addition, from 2002 to 2004, Mr. Choix was President of the Executive Board (“Directoire”) of Basaltes SA (Paris, France), the largest French independent producer of aggregates.

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

Andrea Goren.  Director since 2008.  Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, has served in that capacity since May 2003, and has been associated with Phoenix Enterprises LLC since January 2003. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm, from June 1999 to December 2002. Mr. Goren has been a member of the Board of Directors of Xplore Technologies Corp. since December 2004.

 Daniel Lebard.    Director since 1996. Chairman of Supervisory Board of Daniel Lebard Management Development SA, a consulting firm in Paris, France, which performs management services: 1982 to Present. Chief Executive Officer of ISPG and Executive Chairman of Albright & Wilson plc (manufacturer of added value phosphate products): 1999.  Member of Board and Audit Committee of Compagnie Lebon, Paris, France, a public investment company with interests in real estate and hotels:  2007 to present.

Glenn Myles.  Director since 2006.  President and CEO of First Wall Street Capital International, an investment banking firm: November 1999 to present.  In connection with these positions, Mr. Myles has held various ownership positions in diverse businesses such as retail, auto parts, finance, shopping centers, hotels, oil drilling, music businesses and movie production companies.  Mr. Myles also served as Senior Vice-President of the Davis Companies, the holding company of Marvin Davis:  1995-2000.

        Philip S. Sassower.  Director since 2008.  Mr. Sassower has served as the Chief Executive Officer of Xplore Technologies Corp. since February 2006, and has been Chairman of the Board of Xplore since December 2004.  Mr. Sassower is also the Chief Executive Officer of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. Mr. Sassower served as Chairman of the Board of Communication Intelligence Corp., an electronic signature solution provider, from 1998 to 2002 and Chairman of the Board of Newpark Resources, Inc., an environmental services company, from 1987 to 1996.

Dr. Eric I. Steiner.    Director since 1988. President of the Company: September 1998 to Present. Chief Operating Officer of the Company: November 1996 to Present. Executive Vice President of the Company: November 1996 to September 1998. Senior Vice President, Operations of the Company: May 1992 to November 1996. Dr. Steiner is a Director of Aqua Bounty Technologies, Inc. (ABTX), a U.S. company traded on the AIM exchange in the United Kingdom.  The Company has an investment in Aqua Bounty.  Dr. Steiner is the son of Jeffrey J. Steiner.

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

Legal Proceedings Involving Jeffrey Steiner:  Over the past several years, we have disclosed certain legal proceedings in France involving Mr. J. Steiner, Chairman and Chief Executive Officer of the Company. This matter is closed and all of the charges against Mr. J. Steiner, which resulted from these proceedings, were dismissed except for one, relating to the unjustified use in 1990 of corporate funds of Elf-Acquitaine, a French oil company. Mr. J. Steiner was given a suspended sentence and ordered to pay a fine of €500,000 by the French Court. This decision has resulted in no penal record in France. The Company and Mr. J. Steiner’s respective rights and obligations with respect to each other as a result of his defense in these proceedings were resolved in connection with the Derivative Settlement referred to below.

Derivative Shareholder Actions:  Two actions, styled Noto v. Steiner, et al., and Barbonel v. Steiner, et al., were commenced on November 18, 2004, and November 23, 2004, respectively, in the Court of Chancery of the State of Delaware in and for Newcastle County, Delaware. The plaintiffs alleged that each is or was a shareholder of The Fairchild Corporation and purported to bring actions derivatively on behalf of the Company, claiming, among other things, that Fairchild executive officers received excessive pay and perquisites, and that the Company’s directors approved such excessive pay and perquisites in violation of their fiduciary duties to the Company. The complaints named as defendants all of the Company’s directors, its Chairman and Chief Executive Officer, its President and Chief Operating Officer, its then Chief Financial Officer, and its General Counsel. On October 24, 2005, a copy of a “Notice of Hearing and Proposed Supplemental Settlement of The Fairchild Corporation Stockholder Derivative Litigation” (the “Derivative Settlement”) was mailed to all shareholders and was filed with the SEC on a Form 8-K report. On November 23, 2005, the Court of Chancery approved the Derivative Settlement, which approval became final on December 23, 2005. The Derivative Settlement is further discussed below under “Certain Transactions” and under “Corporate Governance Matters.”

Class Action Litigation:  In early August 2006, three lawsuits were filed in the Delaware Court of Chancery, purportedly on behalf of the public stockholders of the Company, regarding a going private proposal by FA Holdings I, LLC, a limited liability company led by Jeffrey Steiner and Philip Sassower, Chairman of The Phoenix Group LLC.  The defendants named in these actions included Jeffrey Steiner, Eric Steiner, Robert Edwards, Daniel Lebard, Michael Vantusko, Didier Choix, Glenn Myles, FA Holdings I, LLC and the Company.  The allegations in each of the complaints, which were substantially similar, asserted that the individual defendants had breached their fiduciary duties to the Company’s stockholders and that the FA Holdings offer of $2.73 for each share of the Company’s stock was inadequate and unfair.  The suits sought injunctive relief, rescission of any transaction, damages, costs and attorneys’ fees.  On September 21, 2006, the Company announced that FA Holdings I, LLC had withdrawn its proposal, and on December 5, 2006, that discussions with FA Holdings regarding a potential transaction had been terminated.  On March 2, 2007, plaintiffs filed a stipulation with the Delaware Court of Chancery seeking to dismiss the consolidated action, and on March 6, 2007, the Delaware Court of Chancery so ordered.

Director Independence:  Except for Eric Steiner and Jeffrey Steiner, all director nominees are “independent” as defined in the listing standards of the New York Stock Exchange, applicable Securities and Exchange Commission Rules, and the Company’s Corporate Governance Guidelines.

Two New Independent Directors Elected:  Pursuant to the Derivative Settlement, the Board of Directors of the Company  elected two new independent directors as soon as practicable.    Pursuant to the Derivative Settlement, Jeffrey Steiner and Eric Steiner (on behalf of themselves and their affiliates) agreed that they would not take actions as stockholders to remove any such independent directors prior to the Company’s 2007 annual meeting of stockholders.   In addition, the Board elected a third independent director to replace an outgoing director.

Two Additional Independent Directors Elected in 2008:  In January, 2008, the Board elected two further independent directors, Andrea Goren and Philip S. Sassower.  Their biographies are listed among the other directors above, all in alphabetical order.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board has five standing committees and a sixth standing committee which did not act during fiscal years 2006 or 2007; the Board also has had one special committee to evaluate the “going private” negotiations, which disbanded effective December 12, 2006, and a second special committee which developed the response to a tender offer for shares of the Company’s Class A Common Stock. The following chart describes the function and membership of each standing committee and the special committee and the number of times each met during the 2006 and 2007 fiscal years:

Audit Committee
(FY 2006 – held 6 meetings;
FY 2007—held 6 meetings and acted once by written consent)

Function		Members

	Responsible for the appointment, compensation and oversight of the Company’s outside auditors and resolution of disagreements, if any, between outside auditors and management.
Michael J. Vantusko (Chairman) (appointed 7/19/2006)
Didier Choix (appointed 7/19/2006)
Robert E. Edwards (appointed 3/8/2006)
Daniel Lebard (appointed 3/8/2006)

Steven L. Gerard resigned from the Board on 7/13/2006.

	Receives and responds to complaints (which may be submitted confidentially or anonymously) regarding accounting, internal account control or auditing matters.
	Examines and considers (and, where appropriate, pre-approves) matters relating to the internal and external audits of the Company’s accounts and its financial affairs.
	Selects the Company’s independent auditors.
	Reviews the Company’s auditing, financial reporting and internal control functions.

The Audit Committee has been established in accordance with Section 10A(m) of the Exchange Act which (among other things) requires companies to establish a committee of board members for the purpose of overseeing the accounting and financial reporting processes of the company and audits of the financial statements of the company.

Financial Expert:  The Board of Directors has determined that Michael J. Vantusko, a member of the Audit Committee, is a “financial expert” as defined in Securities and Exchange Commission Rules. Such determination was based, in part, on the following qualifications:

	He has served since February 2000 as President of Grantwood Consulting, LLC, a financial advisory and consulting firm, and of Grantwood Capital, LLC, a private equity investing firm.


He served from 1996 to 2000 as Chief Financial Officer & Senior Vice President of Waterlink, Inc. (NYSE: WLK), an international equipment consolidator, and from 1995 to 1996 as Chief Financial Officer of Waxman Industries, Inc. (NYSE: WAX), a products distributor.

	He also served The Fairchild Corporation in a variety of roles, including Vice President and Chief Financial Officer of a former $300 million division of the Company, between 1979 and 1994.

	He is a Certified Public Accountant.

INFORMATION AS TO EXECUTIVE OFFICERS

Set forth below is certain information about each current executive officer of the Company who is not a director of the Company. Related party transactions between the Company and certain officers (or their immediate family members or affiliates) are set forth in this proxy statement under the heading “Certain Transactions.”   Ages are stated as of December 31, 2007.

Klaus Esser, 55, has served as the Managing Director of PoloExpress since 1980. Fairchild acquired PoloExpress in November 2003.

Michael L. McDonald, 43, has served as Chief Financial Officer of the Company since August 2006, as Senior Vice President since October 2006, as Vice President of the Company from May 2002 until October 2006, and as Controller of the Company from July 2000 to August 2006. He served as Assistant Controller from 1997 to July 2000. Mr. McDonald has been employed by the Company since 1989.

Donald E. Miller, 60, has served as Executive Vice President of the Company since September 1998, as General Counsel since January 1991 and as Corporate Secretary since January 1995. He served as Senior Vice President of the Company from January 1991 through September 1998.

Richard P. Nyren, 37, has served as Controller of the Company since September 2007 and from October 2006 through August 2007, as Assistant Controller of the Company.  Between 2005 and 2006, he was Assistant Controller at Cybertrust Incorporated and from 2004 to 2005, a Senior Analyst at the Center for Financial Research & Analysis.  From 2002 to 2004, he attended the University of Maryland-College Park, where he earned a master’s degree in business administration.  Mr. Nyren is a Certified Public Accountant.

Warren D. Persavich, 54, has served as President of the Company’s Aerospace Division since April 1999, and as Senior Vice President and Chief Operating Officer of Banner Aerospace, Inc. from May 1998 through September 2006. Prior to that, he served as Senior Vice President and Chief Financial Officer of Banner Aerospace from June 1990 through May 1998, and as Vice President of Banner Aerospace from March 1990 through June 1990.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and officers to file reports (on Forms 3, 4 and 5) with the Securities and Exchange Commission, disclosing their ownership, and changes in their ownership, of stock in the Company. Copies of these reports must also be furnished to the Company. Based solely on a review of these copies, the Company believes that during the 2006 and the 2007 fiscal years all such reports were filed on a timely basis.

BUSINESS CONDUCT POLICIES AND CODE OF ETHICS

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors of the Company. The code is posted on the Company’s website (www.fairchild.com). You may also request a copy from the Company’s Corporate Secretary.

The Board has also adopted a Code of Ethics for Senior Financial Officers (including the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer or Controller, and all persons performing similar functions on behalf of the Company). The code is posted on the Company’s website (www.fairchild.com). You may also request a copy from the Company’s Corporate Secretary. The officers subject to this code were surveyed for fiscal years 2006 and 2007and will be surveyed annually for compliance. Only the Board of Directors can amend or grant waivers from the provisions of the code, and any such amendments or waivers will be promptly posted on the Company’s website.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTORS’ COMPENSATION

Board members who are not salaried employees of the Company receive separate compensation for Board service. That compensation was as follows in the most recent fiscal year:

Fiscal 2007
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other ($)	Total ($)

Didier Choix	55,230	-	-	55,230
Robert E. Edwards	59,000	-	-	59,000
Daniel Lebard	46,000	-	-	46,000
Glenn Myles	31,730	-	-	31,730
Michael J. Vantusko	75,230	-	-	75,230

 (1)  No options were awarded in fiscal 2007, however, previously awarded options are still held by the non-management directors as follows:

Didier Choix                          30,000 @ $2.17                             7,500 are vested

Robert E. Edwards               1,000 @ $3.49                                1,000 are vested
1,000 @ $2.46                                1,000 are vested

Daniel Lebard                       30,000 @ $2.35                             30,000 are vested
1,000 @ $5.11                                1,000 are vested
1,000 @ $4.99                                1,000 are vested
1,000 @ $3.49                                1,000 are vested
1,000 @ $2.46                                1,000 are vested

Glenn Myles                         30,000 @ $2.17                              7,500 are vested

Michael J. Vantusko            30,000 @ $2.17                              7,500 are vested

Compensation for Directors who are not salaried employees of the Company is based on the following standard fees per committee membership and membership on the full Board, and on meetings of such committees and the full Board as described immediately below.

Annual Retainer:	$20,000

Attendance Fees:	$2,500 for each Board meeting. $2,500 for each Audit Committee meeting. $1,000 per meeting for all other Board Committee meetings. Reimbursed travel expenses related to attendance at meetings.

Stock Options:
Under the 1996 Non-Employee Directors Stock Option Plan (the “1996 NED Plan”) each non-employee director was issued stock options for 30,000 shares at the time he or she was first elected as a director. Thereafter, each director was issued stock options for 1,000 shares on an annual basis (immediately after each Annual Meeting). The 1996 NED Plan expired in September 2006 and there is no current proposal to adopt a new stock option plan in its place.  Outstanding options continue in full force and effect.

Special Committee:	$25,000 to each member, one time retainer. $30,000 to the Chairman, one time retainer. $1,000 attendance fee for each meeting (member). $1,250 attendance fee for each meeting (Chairman).

ChChairman of Audit Committee:	$10,000 a year.

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

The Compensation Discussion and Analysis is set forth beginning on the next page.

The Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by 17 CFR Section 229.402(b) of Securities Regulation S-K.  Based upon this review and these discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis set forth in this report should be included in the proxy statement.

 Respectfully submitted by the members of the Compensation and Stock Option Committee of the Board of Directors, as of January 10, 2008:

Daniel Lebard, Chairman

Michael J. Vantusko

Robert E. Edwards

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Objectives; What the Compensation Program Is Designed to Reward

The Compensation Committee’s goals are to:

•	Provide compensation competitive with other companies facing similar challenges.
•	Encourage executives to increase profitability and shareholder value.
•	Promote the success of business units of the Company.
•	Directly relate compensation to Company performance and/or the objective value of individual service.

Elements of Executive Officer Compensation:  Base Salary and Annual Incentive Bonus

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

The objective of this mix is to deliver total annual cash compensation competitive with compensation offered at other companies facing similar challenges for similar positions.  In fiscal 2007 and 2006, no non-cash compensation was awarded to executive officers.

Why the Company Chooses to Pay Each Element:  Mix Between Salary and Annual Incentive Pay

The mix between salary and annual incentive pay is related to an executive’s job grade. Executives at higher grade levels in the Company may have a greater percentage of their total cash compensation contingent on the accomplishment of assigned business objectives, i.e. the higher the executive grade level, the greater the proportion of annual compensation that may be “at risk.”   The Settlement Agreement has resulted in the compensation for Mr. J. Steiner and Mr. E. Steiner being fixed, however, pending renegotiation with the Compensation Committee.

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

The Compensation Committee engaged Hewitt Associates LLC to serve as an independent consultant to review the compensation of the Company’s senior executives and, where appropriate, recommend to the Compensation Committee changes to such senior executives’ compensation based on comparable arrangements for similarly situated senior executives in comparable companies in similar circumstances and facing comparable challenges.

How the Company Determines the Amounts of Each Element to Pay

The Company manages the total cash compensation to provide median levels of cash compensation at average levels of corporate, business unit, or individual performance.  The Compensation Committee considers the past compensation of each executive officer in determining the amount of each element of future pay.

For two named executive officers, Messrs. Esser and Persavich, contractual provisions govern their compensation, as described below under the heading “Employment Agreements and Change of Control Arrangements”.  For Messrs. J. Steiner and E. Steiner, the Settlement Agreement limits their compensation. There is no set formula or written contract for determining the amounts of payments to Mr. McDonald or Mr.  Miller.

How the Company Decides How Each Compensation Element Fits into the Overall Compensation Objectives and Affects Decisions Regarding Other Elements

The higher proportion of contingent cash compensation, in the form of bonuses, for higher job-grade executives, is consistent with the Company’s desire to reward excellence, maintain compensation at competitive levels in relation to other companies, and ultimately to increase shareholder value.

Long-term and Short-term Compensation

The Committee is currently keeping the formula for the Retirement Plan unchanged.  All benefits under the Supplementary Executive Retirement Plan (SERP) have been frozen and there is no plan to adopt another SERP.  No proposals regarding long-term compensation are currently under consideration.

Cash and Non-cash Compensation

Compensation decisions are currently made solely with regard to short-term cash compensation.  No stock options were granted to executive officers during the fiscal 2007 or 2006.  Bonuses and other cash and non-cash compensation are determined based on a combination of job-grade, where a higher job grade makes more income at risk, and individual performance, which is measured in terms of success of an executive officer within assigned areas of responsibility, and employment contracts.

Timing of Compensation Awards

Awards of compensation are currently made after the end of each fiscal year, and upon promotions of officers.  Since all of the compensation is currently made in cash, there is no issue as to the timing of non-cash compensation.

Specific Items of Corporate Performance Taken Into Account in Setting Compensation Policies and Making Compensation Decisions

Operating revenues, EBITDA, enterprise value, and profitability of divisions and/or subsidiaries are the primary measure of executive officer performance in terms of meeting specific items of corporate performance.  An example of corporate performance taken into account in setting compensation is that of the Aerospace Division’s profitability, leading to additional compensation for Mr. Persavich, and of the performance of the PoloExpress business, leading to additional compensation and a re-negotiated contract for Mr. Esser, as described below under the heading “Employment Agreements and Change of Control Arrangements”.   Except for the compensation for Mr. Esser and Mr. Persavich, all awards based on operating performance were based on discretion of the Compensation Committee, rather than on any formula.

Individual Performance and/or Contributions to These Items of the Company’s Performance Taken Into Account for Company Profitability

Individual contributions to profitability often take the form of specialized services that are highly compensated in the outside market for professional services.  An example of specialized services value is the fiscal 2006 bonus for Mr. Miller, Executive Vice President, Secretary, and General Counsel, who led the legal teams which developed, cleared, and closed the sale of the Airport Plaza shopping center in Long Island, New York in fiscal 2006.  When acquisitions or divestitures of businesses are completed, those participating in the transactions may receive bonus payments due to the high value accorded to managerial and merger and acquisition experience.

Factors Considered in Decisions to Increase or Decrease Compensation Materially

The measures described in the two paragraphs immediately above, on corporate performance and individual contributions, are the primary factors on which compensation decisions are based.

Role of Executive Officers in Determining Executive Compensation

The Compensation Committee from time to time invites various executive officers of the Company and/or its subsidiaries to meetings of the Committee to gather information about proposals for compensation and takes into account recommendations from the CEO and Chairman of the Board, Mr. J. Steiner, who is not a member of the Committee.

Total Compensation Program

The Committee believes that the total compensation program for executives of the Company (cash compensation and bonuses) is on a level with the compensation programs provided by other companies facing similar challenges. The Committee believes that any amounts paid under the annual incentive plan will be appropriately related to corporate and individual performance.

The Committee approved salary and annual incentive pay for the Company’s named executive officers, as set forth under the Summary Compensation Table of this Proxy Statement.

Compensation of CEO

Mr. J. Steiner has served as Chairman of the Board and Chief Executive Officer of the Company since 1985, and as President from July 1991 through September 1998. In fixing Mr. J. Steiner’s salary and target bonus levels, the Committee and the Board typically review the strategic direction and financial performance of the Company, including enterprise value, revenue, and profit levels.  In addition, the Committee reviews Mr. J. Steiner’s performance as Chairman of the Board and Chief Executive Officer, his importance to the Company and his success in implementing its strategic goals, both through his entrepreneurial actions and his investment banking acumen.

Base Compensation—Mr. J. Steiner’s aggregate base compensation for fiscal 2006 was at the rate of $2,500,000 per year for the first three months and eleven days of the fiscal year, consisting of (i) $1,700,000 pursuant to his employment agreement with the Company, (ii) $400,000 per year pursuant to his employment agreement with Banner Aerospace, plus (iii) $400,000 for services in Switzerland with respect to the Company’s European operations. Pursuant to the Derivative Settlement, this compensation was reduced to $1,325,000 per year, effective as of January 12, 2006. Such reduction in compensation will remain in place until such time as the Compensation Committee and Mr. J. Steiner agree on the terms of a new or amended employment agreement.

Stock Option Grants—No stock options were granted to Mr. J. Steiner during fiscal 2007 or 2006.

Incentive Compensation for fiscal 2007 and 2006—The Committee determined that Mr. J. Steiner should receive no incentive compensation for fiscal 2007 or 2006.

SUMMARY COMPENSATION TABLE FISCAL 2007, 2006, 2005
Name & Principal Position	Fiscal Year	Salary ($)	Bonus ($) (5)	Non-Equity Incentive Plan Compensation ($) (1)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)

Jeffrey Steiner, Chairman & CEO (3) (4)	2007	1,325,000	52,394	-	(241,172)	23,389	1,159,611
	2006	1,542,596	52,394	-	79,833	26,899	1,701,722
	2005	2,500,005	-	-	100,125	27,787	2,627,917

Klaus Esser, Managing Director of Polo Express, GmbH (6)	2007	399,185	-	675,292	NA	18,100	1,092,577
	2006	283,086	-	529,248	NA	16,837	829,171
	2005	254,516	-	585,386	NA	17,409	857,311

Michael McDonald, Sr. Vice President & CFO	2007	239,101	-	-	7,598	22,277	268,976
	2006	159,723	-	-	2,720	14,710	177,153
	2005	143,580	13,500	-	15,286	14,674	187,040

Donald Miller, Exec. Vice President & General Counsel (3)	2007	355,003	-	-	87,684	24,206	466,893
	2006	375,003	200,000	-	74,700	20,176	669,879
	2005	375,250	-	-	147,206	21,877	544,333

Warren Persavich, President, Aerospace Division	2007	226,289	-	177,600	28,881	20,459	453,229
	2006	226,289	-	155,400	24,868	24,137	430,694
	2005	226,289	-	43,290	92,042	19,351	380,972

Eric Steiner, President & COO	2007	535,500	-	-	12,324	40,500	588,324
	2006	588,707	-	-	9,769	32,142	630,618
	2005	714,802	-	-	53,412	34,651	802,865

__________________________________________________

FY 2007 = Fiscal Year from October 1, 2006 to September 30, 2007.
FY 2006 = Fiscal Year from October 1, 2005 to September 30, 2006.
FY 2005 = Fiscal Year from October 1, 2004 to September 30, 2005.

(1)
Mr. Esser and Mr. Persavich receive non-equity incentive-based compensation pursuant to contracts with the Company, which are described in the tables of contract terms following the Grants of Plan Based Awards Table below.

(2)
Includes for Mr. E. Steiner $11,154 which was earned in fiscal 2005, but payment of which has been deferred.  The aggregate amounts of perquisites included in the Summary Compensation Table under the heading “All Other Compensation” for fiscal 2007 consist of:  401(k) match; financial services; personal W-2 auto; and life and disability insurance.  Personal W-2 auto for Mr. E. Steiner was $27,966 in fiscal 2007, based on one vehicle in Germany for part of fiscal 2007 and one in the United States for part of fiscal 2007. The Euro amount for the German auto was converted to US Dollars based on the monthly average interbank rates posted on the OANDA.com website.  The incremental cost to the Company for all vehicles was calculated based on the miles driven for personal and for company use.

(3)
Does not include advances before retirement of earned benefits under the Company’s Unfunded SERP (Supplemental Executive Retirement Plan). See disclosure under Certain Transactions. Advances under the Unfunded SERP for Mr. J. Steiner are as follows:

Fiscal 2007	$1,400,000
Fiscal 2006	$3,459,283
Fiscal 2005	$477,222

Advances under the Unfunded SERP for Mr. Miller were $919,131 in fiscal 2007 and not in fiscal 2006.  See disclosure under Certain Transactions.  No further Unfunded SERP payment are owed to Mr. Miller.

(4)	Table does not include a remaining $3,140,000 change in control payment due to Mr. J. Steiner upon termination of employment.

(5)
For Mr. J. Steiner, represents payment under a release of claims required by the Derivative Settlement in connection with a former split-dollar life insurance premium.  These payments were $52,394 in each of fiscal 2007 and 2006.

(6)	Mr. Esser is paid in Euros. The US Dollar values given are based on monthly average interbank rates posted on the OANDA.com website.

Table:  Grants of Plan-Based Awards

Name	Grant Date	Threshold ($)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target ($)	Maximum ($)

Klaus Esser	January 1, 2006	See agreement	700,000	none
Warren Persavich	October 1, 2006	*	177,600	177,600

*Based on a return on capital employed.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

The following discussion of executive employment contracts summarizes employment agreements and change of control agreements.  These agreements are the sources of the Plan-Based Awards to Messrs. Persavich and Esser as well as the salary and bonus payments of all other named executive officers.

There are no remaining awards of change of control payments due under current contracts.  All previously earned change of control payments have been paid, except for $3,140,000 due to Mr. J. Steiner upon termination of his employment with the Company.  Mr. E. Steiner has relinquished any future change of control payments.

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

Current Base Salary:
Pursuant to the terms of the Derivative Settlement, effective as of January 12, 2006, Jeffrey Steiner’s aggregate base-pay compensation under all his employment agreements was reduced to $1,325,000 per year. Such reduction shall remain in place until such time as the Compensation Committee and Jeffrey Steiner agree on the terms of a new or amended employment agreement. Prior to January 12, 2006, Jeffrey Steiner’s aggregate base salary under all his employment agreements was $2,500,000 per annum.

Payments in Event of Death:	Estate to receive an amount equal to one year’s base salary, plus bonuses for the fiscal year in which death occurred.

Payments in Event of Termination Due to Disability:	Base salary until the date of termination, and fifty percent of base salary for two years thereafter, plus bonuses for the fiscal year in which disability occurred.

Change in Control Payments:
In connection with the December 3, 2002, sale of Fairchild Fasteners to Alcoa Inc., our Board of Directors determined that Jeffrey Steiner was entitled to a change of control payment in the amount of $6,280,000. Fifty percent (50%) of such payment was made to Jeffrey Steiner during January to June 2003. The remaining 50% ($3,140,000) will be paid upon Jeffrey Steiner’s termination of employment with Fairchild. No other change of control payments are provided for in Jeffrey Steiner’s employment agreement.

Split-Dollar Life Insurance:
Pursuant to the Derivative Settlement, the Company and Jeffrey Steiner executed an agreement confirming that the Company’s obligations under Jeffrey Steiner’s split-dollar life insurance policy are irrevocably terminated and released.

Confidentiality and Non-competition:	The employment agreement is subject to a three year confidentiality obligation and a two year non-competition obligation. No special waiver provisions apply to these duties.

•	Employment Agreement between Banner Aerospace (a Company Subsidiary) and Jeffrey Steiner:

Term of the Agreement:
Pursuant to the Derivative Settlement, the term under this employment agreement is thirty (30) months, extended annually by an additional 12 months unless either party gives timely notice not to extend the agreement.

Minimum Base Salary Under the Agreement:	Not less than $250,000 per year. However, see description immediately below regarding current base salary.

Current Base Salary:
Pursuant to the terms of the Derivative Settlement, effective as of January 12, 2006, Jeffrey Steiner’s aggregate base-pay compensation under all his employment agreements was reduced to $1,325,000 per year. Such reduction shall remain in place until such time as the Compensation Committee and Jeffrey Steiner agree on the terms of a new or amended employment agreement. Prior to January 12, 2006, Jeffrey Steiner’s aggregate base salary under all his employment agreements was $2,500,000 per annum.

Payments in Event of Death:	Estate to receive an amount equal to one year’s base salary, plus bonuses for the fiscal year in which death occurred.

Payments in Event of Termination Due to Disability:	Base salary until the date of termination, and fifty percent of base salary for two years thereafter, plus bonuses for the fiscal year in which disability occurred.

•	Service Agreement between Fairchild Switzerland, Inc. (Company Subsidiary) and Jeffrey Steiner:

Term of the Agreement:	Year to year, terminated in 2006 due to the planned closure of the Swiss branch of Fairchild Switzerland, Inc., the termination of which branch was registered on December 5, 2007.

Minimum Base Salary Under the Agreement:	Greater of $400,000 or 680,000 Swiss Francs per year, but not more than $400,000. However, see description immediately below regarding current base salary.

Current Base Salary:
Pursuant to the terms of the Derivative Settlement, effective as of January 12, 2006, Jeffrey Steiner’s aggregate base-pay compensation under all his employment agreements was reduced to $1,325,000 per year. Such reduction shall remain in place until such time as the Compensation Committee and Jeffrey Steiner agree on the terms of a new or amended employment agreement. Prior to January 12, 2006, Jeffrey Steiner’s aggregate base salary under all his employment agreements was $2,500,000 per annum.

•	Employment Agreement between the Company and Eric Steiner:

Term of the Agreement:
Pursuant to the Derivative Settlement, the term under this employment agreement is two years, expiring January 12, 2008.  The Derivative Settlement did not affect his prior employment contract’s provision that his employment will extend by one year terms as long as neither party has given 90 days notice of termination.  This provision runs from August 1 to August 1, rather than from January 12 to January 12.

Minimum Base Salary Under the Agreement:	$540,000. However, see description immediately below regarding current base salary.

Current Base Salary:
Pursuant to the terms of the Derivative Settlement, effective as of January 12, 2006, Eric Steiner’s base-pay was reduced to $535,500 per year. Such reduction shall remain in place until such time as the Compensation Committee and Eric Steiner agree on the terms of a new or amended employment agreement. Prior to January 12, 2006, Eric Steiner’s base salary was $725,000 per annum.

Payments in Event of Death:	Same as the Company’s CEO.

Payments in Event of Termination Due to Disability:	Same as the Company’s CEO.

Payments in the event of a “change in control”:
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

Confidentiality and non-competition:	The contract is subject to a permanent confidentiality obligation and a one year non-competition obligation. No special waiver provisions apply to these duties.

•	Letter Agreement between the Company and Donald Miller:

Payments in the event of Termination Without Cause:	Two (2) times then current annual base salary, plus 1 times current annual base salary in lieu of bonus.

Payments in the event of a “change in control”:
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

•	Employment Agreement between PoloExpress and Klaus Esser:

On May 30, 2007, Mr. Esser’s employment agreement was amended and restated retroactively to January 1, 2006, as described in a Form 8-K filed June 5, 2007 by the Company.  The initial and amended and restated agreements are summarized below.

Term of the Agreement:
The initial agreement provided for a term of three years ending on December 31, 2008. Either party could elect to terminate the contract as of December 31, 2008 by giving nine (9) months prior written notice. If the contract was not terminated as of December 31, 2008, it continued in place until either party gave twelve (12) months prior written notice of termination.  The initial term of the amended and restated agreement is 7 years, beginning on January 1, 2006, and ending on December 31, 2012, subject to certain provisions for automatic renewal.

Base Salary and Bonuses:
Base pay compensation to Mr. Esser during fiscal 2006 initially was 240,000 Euros per year. In addition, if PoloExpress had an annual EBITDA of more than 6 million Euros, Mr. Esser was entitled to a bonus for such year equal to 5% of the total EBITDA of PoloExpress.  The amended and restated agreement provides for an increase in base salary of 60,000 Euros, to 300,000 Euros per year, and bonus amounts payable as follows:

FiscalYears Ending until September 30, 2008 September 30, 2009 After September 30, 2009	EBITDA threshold 5 Million Euros or more 6 Million Euros or more 7 Million Euros or more	PercentageBonus 5% of EBITDA 6% of EBITDA 6% of EBITDA

The bonus for each year is payable in monthly installments. The actual bonus amount is determined at the end of each year, after EBITDA is confirmed. If the aggregate monthly installments paid are less than or more than the amounts due, the Company or Mr. Esser, respectively, shall repay the other party for the difference.

Non-Compete Payments:
Following termination of employment, Mr. Esser shall not compete for a period of 24 months, provided that PoloExpress continues to compensate Mr. Esser during such period at the rate of fifty percent (50%) of his average compensation. Average compensation is based on the last three years of employment, and includes base pay and bonuses. Within twenty-eight (28) days of the termination of employment, PoloExpress may elect not to enforce the two-year non-compete covenant, in which case Mr. Esser shall not compete for a period of one year (as specified in Paragraph 75a of the German Commercial Code) and PoloExpress will compensate Mr. Esser at the rate of 30,000 Euros per month during such one year period.  Under the amended and restated agreement, starting January 1, 2009, following termination of employment, the PoloExpress option to elect not to enforce the two-year non-compete provision is terminated.

•	Employment Agreement between Banner Aerospace, Inc. and Warren D. Persavich:

Term of the Agreement:	Currently under an extended “rolling term” of at least 730 days, with one day added to the term for each day there is no notice by either party to terminate the agreement.

Base Salary and Bonuses:	Not less than $155,000 per year, with a 50% bonus upon achievement of goals designated from time to time by the Compensation Committee, plus any other bonuses, such as transaction related bonuses.

Current Base Salary:	As determined by the Board of Directors. See the Summary Compensation Chart.

Payments in Event of Death:	Estate to receive an amount equal to six month’s base salary, plus bonuses for the fiscal year in which death occurred.

Payments in Event of Termination Due to Disability:	Base salary until the date of termination, and bonuses for the fiscal year in which termination occurred, provided that the foregoing payments shall be made only to the extent that such payments, plus disability insurance proceeds, would not exceed 100% of base salary for the applicable period.

Confidentiality and non-competition:	The contract is subject to a permanent confidentiality obligation and a six month non-competition obligation. No special waiver provisions apply to these duties.

Table:    Options Granted, Option Exercises, and Year-End Value

No stock options were granted to or exercised by the named executive officers during fiscal 2007 or 2006.  Additionally, all options issued to named executive officers expired in fiscal 2007 or 2006.  There was thus a year-end value of $0.

PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service	September 30, 2007 Present Value of Accumulated Benefit	Payments During Last FY

Jeffrey Steiner	Retirement Plan For	17	$ 174,550	04/18/2007 $150,000
Chairman & CEO	Employees of The			05/29/2007 $225,000
	Fairchild Corporation

Klaus Esser	Does not participate in the
	U.S. Pension Plan.

Michael McDonald, Sr.	Retirement Plan For	17	$ 71,270	$ -
Vice President & CFO	Employees of The
	Fairchild Corporation

Donald Miller, Exec.	Retirement Plan For	16	$ 983,093	$ -
Vice President and	Employees of The
General Counsel	Fairchild Corporation

Warren Persavich,	Retirement Plan For	30	$ 565,341	$ -
President, Aerospace	Employees of The
Division	Fairchild Corporation

Eric Steiner, President	Retirement Plan For	16	$ 258,303	$ -
& COO	Employees of The
	Fairchild Corporation

ACCRUED BENEFIT AS OF:  (1)

	September 30,
Name	2007	2006	2005
Jeffrey Steiner, Chairman & CEO	$1,679	$3,787	$2,895
Michael McDonald, Sr. Vice President & CFO	$2,306	$1,964	$1,779
Donald Miller, Exec. Vice President & General Counsel	$10,786	$9,965	$9,193
Warren Persavich, President, Aerospace Division	$8,849	$8,346	$7,850
Eric Steiner, President & COO	$6,979	$6,403	$5,877

(1) Footnote 5 of the Financial Statements included in the 2007 Annual Report which accompanies this Proxy Statement sets forth the valuation method and assumptions used to calculate accrued benefits.

Defined Benefit Pension Plan

A defined benefit pension plan, the Retirement Plan for Employees of The Fairchild Corporation (“Plan”), is maintained for eligible employees and executives in the United States.  Benefits are paid to plan participants under a formula based on credited service and average earnings for the highest five consecutive years of compensation out of the last ten years prior to retirement or other termination of employment.  After completing one year of eligibility service, participants earn a year of credited service for each Plan year during which they complete 1,000 hours of service.  Eligible earnings include base salary and, where applicable, incentive awards or bonuses, if any, overtime, off-shift differentials and sales commissions.

Certain key executives have an additional Plan benefit equal to an annual benefit determined by multiplying the participants’ years of credited service times a fixed amount.  The amount varies by executive.  Their additional benefit is referred to as the “Funded SERP” (see below).  Normal retirement age under the plan is the earlier of attainment of age 65, or age 64 with 10 or more years of service.  The normal form of payment under the Plan for a participant who is not married is a Single Life Annuity.  Other actuarially equivalent forms of payment, including a lump sum, are provided for under the Plan.  A subsidized early retirement benefit is available to participants who retire after attaining age 55 with 10 or more years of service.  Under the early retirement formula, a participant who retires at age 55 having completed 10 or more years of service would receive 72% of their normal retirement age benefit.  This percentage increases 4% for each year closer to age 65 that retirement occurs, with 100% payable at age 62.  The percentage payable is adjusted pro-rata for payments at intermediate ages.

Federal laws place limitations on compensation amounts that may be included under a qualified pension plan ($220,000 in 2007) as well as limitations on the total benefit that may be paid from such plans.  Pension benefits within the limit are funded by a pension trust that is separate from the general assets of The Fairchild Corporation.

Supplemental  Executive Retirement Plans

We have two supplemental executive retirement plans for key executives which provide additional retirement benefits based on final average earnings and years of service, as follows:

	Unfunded SERP	Funded SERP

Retirement Benefits
Provides a maximum retirement benefit (in the aggregate for both Supplemental Executive Retirement Plans) equal to the difference between (i) sixty percent (60%) of the participant’s highest base salary for five consecutive years of the last ten years of employment, and (ii) the aggregate of other pension benefits (including the Funded SERP), profit sharing benefits, and primary Social Security payments to which the participant is entitled.
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

Pre-Retirement Distributions	Subject to the approval of the Compensation Committee, the plan permits participants to elect to receive retirement advances.	At the participant’s request upon attainment of Normal Retirement Age as defined in the Plan.

Participants	Executive Officers. All persons named in the Summary Compensation Table are eligible for participation in this plan except Mr. Klaus Esser.	Same as the unfunded plan.

Special Years of Service Accreditation
Pursuant to a letter agreement with Mr. Miller, for purposes of determining years of service with the Company under the Supplemental Executive Retirement Plans, Mr. Miller will be credited with two years of service for each of the first ten years he is employed by the Company.
None.

The Company has frozen (will make no additional contributions to) the Unfunded SERP benefits at December 31, 2004 payable by the Company to all executive officers except Mr. M. McDonald, who was not an executive officer at the time the SERP was frozen, and Mr. Esser, who is not a U.S. participant. Pursuant to the Derivative Settlement, no new SERP plan shall be created for any existing senior officer of the Company without the prior approval of two-thirds of the Compensation Committee. As to SERP plans for individuals who are not executive officers, the Company intends to amend such SERP plans in order to be in compliance with tax laws.  SERP benefits can be paid in a lump sum or as an actuarially equivalent annuity.

Mr. Esser does not participate in the above described retirement plans. Under his employment agreement, Mr. Esser is entitled to receive such retirement benefits as provided under German law.

Subject to the approval of the Compensation Committee, the plan permits participants to elect to receive retirement advances.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Individually negotiated payments due to Named Executive Officers upon termination of employment are set forth in detail under the heading “Employment Agreements and Change of Control Arrangements”, above.

In addition to these specifically negotiated provisions, the benefits programs of the Company, such as health insurance, are provided to Named Executive Officers on the same terms as all salaried employees.  These benefits cannot be provided as a lump sum.  Other perquisites, such as auto compensation, are discontinued when there is no continuing business use of the vehicle.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP

The following table shows the number of shares beneficially owned (as of January 16, 2008) by:

•	each director;
•	each executive officer named in the Summary Compensation Table;
•	the directors and executive officers as a group; and
•	each person who we know beneficially owns more than 5% of the common stock.

Name	Number of Shares of Class A Stock (1)	Percentage of Class	Number of Shares of Class B Stock (1)	Percentage of Class
Directors:
Didier Choix (2)	7,500	*	-	0.00%
Robert E. Edwards (2)	999,695	4.42%	-	0.00%
Andrea Goren (3)	6,902,588	30.54%	-	0.00%
Daniel Lebard (2)	48,356	*	-	0.00%
Glenn Myles (2)	7,500	*	-	0.00%
Philip S. Sassower (3)	6,902,588	30.54%	-	0.00%
Eric Steiner (3)(6)	5,957,120	23.68%	2,548,996	97.24%
Jeffrey J. Steiner (3)(4)	73,544	*	30,000	1.14%
Michael J. Vantusko (2)	7,500	*	-	0.00%

Other Named Executive Officers:
Klaus Esser	-	0.00%	-	0.00%
Donald E. Miller (3)	90,076	*	-	0.00%
Warren D. Persavich	-	0.00%	-	0.00%
Michael L. McDonald	5,258	*	-	0.00%

All Directors and Executive Officers as a Group:
(13 persons including the foregoing) (2)	14,099,137	55.86%	2,578,996	98.38%

Other 5% Beneficial Owners: (5)
Dimensional Fund Advisors, Inc.	1,954,931	8.65%	-	0.00%
GAMCO Investors, Inc.	4,236,092	18.74%	-	0.00%
Natalia Hercot (3)(6)	5,794,521	23.04%	2,548,996	97.24%
Phoenix FA Holdings, LLC (7)	6,902,588	30.54%	-	0.00%
The Steiner Group LLC (6)	5,727,684	22.78%	2,533,996	96.67%
____________________________
*Represents less than one percent.

Footnotes to Stock Ownership Chart:

(1)
The Class A Stock Column includes shares of Class B Stock, which are immediately convertible into Class A Stock on a share-for-share basis.  Options that are exercisable immediately or within sixty days after January 16, 2008, appear in the Class A Stock column. Excludes Deferred Compensation Units (“DCUs”) to be paid out on February 28, 2010 in the form of one share of Class A Common Stock for each DCU as follows: E. Steiner, 42,826 shares; J. Steiner, 134,831 shares.

(2)
Includes exercisable stock options to purchase Class A Stock as follows:  D. Choix, 7,500 shares; R. Edwards, 2,000 shares; D. Lebard, 33,000 shares; G. Myles, 7,500 shares; M. Vantusko, 7,500 shares;  Directors and Executive Officers as a group, 57,500 shares.

(3)	Includes shares beneficially owned, as follows:

A. Goren and P. Sassower—6,902,588 Class A shares held by Phoenix FA Holdings, LLC.  In Form 3’s filed on January 16 2008, Mr. Goren and Mr. Sassower each reported indirect beneficial ownership of these shares but disclaimed any beneficial ownership of these securities except to the extent of their respective pecuniary interest therein.  (See Footnote 7.)

D. Miller — 300 shares of Class A Stock owned by Mr. Miller as custodian for his child; Mr. Miller disclaims any beneficial interest therein.

E. Steiner — 80,000 shares of Class A Stock held in The Steiner Children’s Trust; 29,166 Class A shares held in 401K Savings Plan. In addition, Eric Steiner reports beneficial ownership of the Class A and Class B shares held by The Steiner Group LLC (see Footnote 6).

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

Dimensional Fund Advisors Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Information as of December 31, 2006 contained in a Schedule 13G/A-7 filed on February 8, 2007 with the SEC by Dimensional Fund Advisors, Inc.  This is pre-Tender Offer information.

GAMCO Investors, Inc. (an affiliate of Gabelli Funds, LLC,) and its affiliates, One Corporate Center, Rye, NY 10580-1434. Information as of December 26, 2007, contained in a Schedule 13D/A-31, filed on December 28, 2007.

Natalia Hercot, c/o The Fairchild Corporation, 1750 Tysons Boulevard, Suite 1400, McLean, VA 22102. Information as of December 5, 2006 contained in a Schedule 13D/A-27 filed on December 22, 2006 by The Steiner Group LLC.  (See Footnote 6).

The Steiner Group LLC, c/o Withers Bergman LLP, 430 Park Avenue, 10th Floor, New York, NY 10022. Information as of December 5, 2006 contained in a Schedule 13D/A-27 filed on December 22, 2006 by The Steiner Group LLC. (See Footnote 6)

Phoenix FA Holdings, LLC (“Filing Party” ), SG Phoenix Ventures IV LLC, Philip S. Sassower, and Andrea Goren (collectively, the “Filing Persons”). 110 East 59th Street, Suite 1901, New York, New York, 10022.  Information contained in Amendment No. 2 to Schedule TO (Tender Offer Statement) originally filed by Phoenix FA Holdings, LLC (the “Purchaser”) on November 19, 2007, as amended on December 19, 2007 (See Footnote 7.)  Since January 12, 2005, Roscoe Avenue Holdings, an affiliate of J. Steiner’s by virtue of the fact that it is owned by a trust of which he is a beneficiary, has owned a six percent limited partnership interest in Phoenix Venture Fund LLC (the “Venture Fund”).  Neither J. Steiner, nor any of his family or affiliates, has any management responsibility or investment decision making authority in the Venture Fund.

(6)
Controlling Interest held by LLC:  The Steiner Group LLC (a Delaware limited liability company) (the “LLC”) holds 3,193,688 shares of Class A Stock and 2,533,996 shares of Class B Stock. It holds a controlling interest in the Company.

Change of Control:  Prior to December 31, 2003, Mr. J. Steiner was the sole manager of the LLC, and therefore reported beneficial ownership of the shares held by the LLC. On December 31, 2003, Mr. J. Steiner resigned as the sole manager of the LLC, and Mr. E. Steiner and Ms. N. Hercot become the sole co-managers of the LLC. In this capacity, Mr. E. Steiner and Ms. N. Hercot have the ability to vote and to direct the disposition of the Fairchild shares held by the LLC. Therefore, as of December 31, 2003, Mr. E. Steiner and Ms. N. Hercot report beneficial ownership of the shares held by the LLC.

Membership Interest Held in the LLC:  The membership interests in the LLC are held as follows: (i) 79% is held by The Jeffrey Steiner Family Trust, a trust created for the benefit of the issue of Jeffrey Steiner; (ii) 20% is held by Bayswater Ventures, LP, a partnership owned by four different trusts, of which Jeffrey Steiner is a beneficiary; and (iii) the remaining 1% membership interest in the LLC is held by one of the four partners of Bayswater Ventures, LP.  The members of the LLC do not directly have the right to vote or to direct the disposition of the Fairchild shares held by the LLC.

(7)
On November 21, 2007, Phoenix FA Holdings, LLC, a Delaware limited liability company,  (“Phoenix”),  filed a 13D stating that SG Phoenix Ventures IV LLC, the Managing Member of Phoenix, reported beneficial ownership of the Fairchild shares held by Phoenix (the “Shares”).  The Form 13D stated that Mr. Andrea Goren and Mr. Philip S. Sassower, as co-managers of SG Phoenix Ventures IV LLC, may be deemed to be the beneficial owners of the Shares.  On December 21, 2007, Phoenix filed a Form 3 reporting direct beneficial ownership of 6,902,588 shares of Fairchild Class A Common Stock (the “Fairchild Shares”).   In Form 3’s filed on January 16, 2008, Messrs. Goren and Sassower each reported indirect beneficial ownership of the Fairchild Shares, but disclaimed beneficial ownership of the Fairchild Shares except to the extent of their pecuniary interest therein.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

•
Previously, we have extended loans to purchase our Class A common stock to certain members of our senior management and Board of Directors, for the purpose of encouraging ownership of our stock, and to provide additional incentive to promote our success. The loans are non-interest bearing, and have all been fully repaid except for one. The remaining outstanding loan is non-interest bearing, and matures in approximately one year, or becomes due and payable immediately upon the termination of employment if prior to such maturity date. On September 30, 2006, the borrower, who is a non-executive officer of the Company, owed us approximately $50,000. In fiscal 2006, Mr. Steven Gerard, a former director, repaid, when due, his outstanding loan. All other loans to directors and executive officers were repaid in full prior to September 30, 2005. During 2006, the largest aggregate balance of indebtedness outstanding under the officer and director stock purchase program was approximately $66,000 from Mr. Gerard, and $50,000 from the officer. During 2007, the balance of indebtedness outstanding under the officer and director stock purchase program was approximately $50,000 due from a single, non-executive officer. In fiscal 2003, the Board of Directors extended, by five years, the expiration date of the loan to that officer, after confirming he was not deemed an executive officer. In accordance with the Sarbanes-Oxley Act of 2002, no new loans will be made to executive officers or directors.

•
As of September 30, 2007, the Steiner family beneficially owns approximately 60.3% of the aggregate vote of shares of the Company.  Therefore, the ability for individual shareholders to influence the direction of the Company may be limited.

•
On September 30, 2007 and 2006, we owed a remaining amount for change of control payments of $3.1 million to Mr. J. Steiner. The amount owed to Mr. J. Steiner is payable to him upon his termination of employment with us. On September 30, 2007, deferred compensation of $11,000 was due from us to Mr. E. Steiner.

•
In December 2007, Mr. J. Steiner reimbursed us $704,000 for personal expenses that we paid on his behalf, which were outstanding as of September 30, 2007.  In December 2006, Mr. J. Steiner reimbursed us $40,000 for personal expenses that we paid on his behalf, which were outstanding as of September 30, 2006.  At no time during 2007 and 2006 did amounts due to us from Mr. J. Steiner or Mr. E. Steiner exceed the amount of the after-tax salary on deferrals we owed to either Mr. J. Steiner or Mr. E. Steiner.

•
Subject to the approval of the Compensation and Stock Option Committee, our Unfunded Supplemental Executive Retirement Plan (SERP) permits participants to elect to receive retirement advances on an actuarially reduced basis. Mr. J. Steiner received pre-retirement distributions from the Unfunded SERP (representing a partial distribution of his vested benefits) in the amount of $1,400,000 in fiscal 2007 and $3,500,000 in fiscal 2006.  As of September 30, 2007, Mr. J. Steiner’s remaining balance in the Unfunded SERP plan was $704,300.  Mr. D. Miller also took an advance from the Unfunded SERP plan in fiscal 2007 in the amount of $919,131, representing his full balance in the Unfunded SERP.  Mr. E. Steiner’s unfunded SERP account has $861,763.

•
Mr. E. Steiner, son of J. Steiner, is an executive officer of the Company.  His compensation is set forth in the compensation table of our proxy statement. Natalia Hercot, daughter of J. Steiner, is a Vice President of the Company, for which she received compensation of approximately $13,500 in fiscal 2007 and $20,000 in fiscal 2006.  Mrs. Hercot’s annual salary was adjusted to $10,000 per year on December 23, 2005.  Her income exceeded $10,000 per year in fiscal 2007 due to being reimbursed for previously untaken vacation time.  Her monthly salary has been reduced to an amount of Euros that will keep her compensation at approximately $10,000 per year.

•	During 2005, Phillipe Hercot, son-in-law of Mr. J. Steiner, subleased a room in our Paris office and paid arm's length rent to the Company.

•	We paid $36,000 in 2006 and $36,000 in 2005 for security protection at the Steiner Family residence in France.

•
We provide to Mr. J. Steiner automobiles for business use. We charged Mr. J. Steiner $15,000 in 2007 and $15,000 in 2006 to cover personal use and the cost of these vehicles that exceeded our reimbursement policy.

•
During 2007 and 2006, we reimbursed $0.5 million and $0.4 million, respectively, to Mr. J. Steiner, representing a portion of out-of-pocket costs he incurred personally in connection with the entertainment of third parties, which may benefit the Company.

•
Mr. Klaus Esser’s brother is an employee of PoloExpress. His compensation (currently €72,000) was approximately $94,000 in fiscal 2007 and $94,000 in fiscal 2006. Petra Esser is a relative of Mr. K. Esser and has current annual compensation of approximately €16,000.

Director Independence:  Except for Eric Steiner and Jeffrey Steiner, all director nominees are “independent” as defined in the listing standards of the New York Stock Exchange, applicable Securities and Exchange Commission Rules, and the Company’s Corporate Governance Guidelines.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

RELATIONSHIP WITH INDEPENDENT ACCOUNTANTS

Principal Accountants

On December 7, 2005, upon the recommendation of the Audit Committee, the Company appointed KPMG LLP to serve as its independent auditors for the fiscal year ended on September 30, 2006.  On September 10, 2007, upon the recommendation of the Audit Committee, the Company dismissed KPMG LLP and appointed BDO Seidman, LLP to serve as its independent auditors for the fiscal year ended September 30, 2007.  On January 10, 2008, the Audit Committee of the Company appointed BDO Seidman, LLP for the current fiscal year, which ends on September 30, 2008.  Representatives of BDO Seidman, LLP will be available at the annual meeting to make a statement, if they so desire, and to respond to appropriate questions.  There have been no disagreements with KPMG during the Company’s last two fiscal years or during the interim period since September 30, 2006. During the two fiscal years ended September 30, 2006, there were no “reportable events”, as defined in Item 304(a)(1)(v) of Regulation S-K, except that KPMG advised the Company of the material weaknesses noted in Item 9A of this Annual Report.

Audit Fees

2007 Audit Fees:  The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company’s annual financial statements, reviews of consolidated financial statements included in the Company’s Form 10-Q, and services in connection with statutory audits and regulatory filings for the fiscal year ended September 30, 2007 were $1,200,000.

2006 Audit Fees:  The aggregate fees billed by KPMG LLP, for professional services rendered for the audit of the Company’s annual financial statements, reviews of consolidated financial statements included in the Company’s Form 10-Q, and services in connection with statutory audits and regulatory filings for the fiscal year ended September 30, 2006 were $3,538,000.  More than 50% of the Fiscal 2006 audit work was performed by full-time employees of KPMG.

Audit Related Fees

2007 Audit Related Fees:  The aggregate fees billed by BDO Seidman, LLP for the fiscal year ended September 30, 2007, for assurance and related services by such accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption “Audit Fees” above, were none.

2006 Audit Related Fees:  The aggregate fees billed by KPMG for the fiscal year ended September 30, 2006, for assurance and related services by such accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption “Audit Fees” above, were none.

Tax Fees:

2007 Tax Fees: The aggregate fees billed by BDO Seidman, LLP for the fiscal year ended September 30, 2007, for tax return preparation and review services were none.

2006 Tax Fees:  The aggregate fees billed by KPMG LLP for the fiscal year ended September 30, 2006, for tax return preparation and review services were $59,000. The nature of the services comprising the fees disclosed under this category was preparation of the statutory tax returns for the Company’s subsidiaries in the United Kingdom.

All Other Fees:

None.  There were no other fees paid to the Company’s auditors in fiscal 2007 or fiscal 2006.

Policy Regarding Non-Audit Services by Outside Auditors; Procedures for Assuring Auditor Independence:

The Audit Committee has appointed its Chairman to overview and pre-approve all non-audit services provided by the Company’s outside auditors, with the main objective being the assurance of the Company’s outside auditors’ unimpaired independence. All outside non-audit services which are less than $5,000 must be approved in advance by the Chairman of the Audit Committee and then ratified by the Audit Committee. Any outside non-audit services in excess of $5,000 must first be approved by the full Audit Committee. Except for the tax related services disclosed above, KPMG LLP did not conduct any non-audit service for the Company during fiscal 2006.   BDO Seidman, LLP did not conduct any non-audit service for the Company during fiscal 2007 and is not expected to provide any non-audit service during fiscal 2008. No waivers of the approval process for audit, review or attest services were made in fiscal 2007 or fiscal 2006.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(a)(1)  Financial Statements.

     All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K (see index on Page 31).

(a)(2)  Financial Statement Schedule.

Schedule Number	Description	Page

I	Condensed Financial Information of Parent Company	104

     All other schedules are omitted because they are not required.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE FAIRCHILD CORPORATION
CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
BALANCE SHEETS (NOT CONSOLIDATED)
(In thousands)

	September 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$805	$4,308
Short-term investments	25,814	45,378
Accounts receivable	805	447
Prepaid expenses and other current assets	64	58
Total current assets	27,488	50,191

Property, plant and equipment, net	1,451	1,809
Investments in subsidiaries	141,895	136,125
Deferred loan fees	1,027	2,044
Marketable securities - long term	7,978	34,173
Other assets	33	39
Total assets	$179,872	$224,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term liabilities	$64	$69
Accounts payable	-	19
Other accrued expenses	4,009	6,897
Total current liabilities	4,073	6,985

Long-term liabilities	21,641	30,781
Noncurrent income taxes	7,582	39,923
Other long-term liabilities	2,033	2,045
Total liabilities	35,329	79,734

Stockholders' equity:
Class A common stock	3,047	3,047
Class B common stock	262	262
Paid-in capital	232,639	232,612
Treasury stock	(76,352)	(76,352)
Accumulated deficit	(16,021)	(15,680)
Accumulated other comprehensive income	968	758
Total stockholders' equity	144,543	144,647
Total liabilities and stockholders' equity	$179,872	$224,381

The accompanying notes are an integral part of these condensed financial statements.

Schedule I

THE FAIRCHILD CORPORATION
CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
STATEMENTS OF OPERATIONS (NOT CONSOLIDATED)
(In thousands)

	Years Ended September 30,
	2007	2006	2005
Costs and Expenses:
Selling, general & administrative	$7,359	$12,192	$11,648
	7,359	12,192	11,648

Operating loss	(7,359)	(12,192)	(11,648)

Net interest expense	(2,761)	(2,548)	(2,980)
Investment income	5,146	851	112
Fair market value adjustment – interest rate contract	-	836	5,942
Loss from continuing operations before income taxes	(4,974)	(13,053)	(8,574)

Income tax (benefit) provision	208	(244)	2,953
Loss from discontinued operations, net of tax	(71)	(8,594)	(735)
Equity in income (loss) of affiliates	89	-	(87)
Loss before equity in loss of subsidiaries	(4,748)	(21,891)	(6,443)

Equity in earnings (loss) of subsidiaries	4,407	(15,408)	(12,922)
Net loss	$(341)	$(37,299)	$(19,365)

The accompanying notes are an integral part of these condensed financial statements.

Schedule I
THE FAIRCHILD CORPORATION
CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY
STATEMENTS OF CASH FLOWS (NOT CONSOLIDATED)
(In thousands)

	Years Ended September 30,
	2007	2006	2005

Cash provided by (used for) operations	$7,082	$(62,790)	$(13,841)
Cash flows from investing activities:
Purchase of fixed assets	(44)	(724)	(1,146)
Net amounts advanced to subsidiaries	(1,363)	41,572	13,498
Net cash provided by (used for) investing activities	(1,407)	40,848	12,352

Cash flows from financing activities:
Proceeds from issuance of debt	-	31,552	961
Debt repayments	(9,145)	(1,649)	(70)
Payment of interest rate contract	-	(4,310)	-
Payment of financing fees	(33)	(2,217)	-
Purchase of treasury stock	-	-	(193)
Net cash provided by (used for) financing activities	(9,178)	23,376	698
Net change in cash and cash equivalents	(3,503)	1,434	(791)
Cash and cash equivalents, beginning of the year	4,308	2,874	3,665
Cash and cash equivalents, end of the year	$805	$4,308	$2,874

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

2. LONG-TERM DEBT

	September 30,
	2007	2006
GoldenTree term loan	$20,938	$30,000
Other term debt	767	845
Capital lease obligations	-	5
Total debt	21,705	30,850
Less: Current maturities of long-term debt	(64)	(69)
Total long-term debt	$21,641	$30,781

     Long-term debt maturing over the next five years is as follows: $64 in 2008; $64 in 2009; $21,577 in 2010; and none thereafter.

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

4.  SUPPLEMENTAL CASH FLOW INFORMATION

     The parent company made the following cash payments for interest and taxes in fiscal 2007, 2006, and 2005:

(In thousands)	2007	2006	2005
Interest	$5,709	$1,676	$4,441
Income taxes	1,144	150	102

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

10.30
Settlement and Mutual Release dated October 31, 2007 between The Fairchild Corporation, Fairchild Holding Corp. and Sheepdog, Inc. (the “Fairchild Parties”) and Alcoa Inc. to settle all claims between them and to sell to Alcoa a building previously rented by Alcoa Inc. from one of the Fairchild Parties (incorporated by reference from our Form 8-K dated as of November 5, 2007).

11	Other Exhibits

11.
Computation of net loss per share (found at Note 9 in Item 8 to Registrant's Consolidated Financial Statements for the fiscal years ended September 30, 2007, September 30, 2006, and September 30, 2005).

14	Corporate Governance Matters

14.1
Corporate Governance and Committee Charter:  The Company’s Board of Directors has adopted a written charter for the Corporate Governance and Nominating Committee.  The charter is posted on the Company’s website (www.fairchild.com).  A copy may also be obtained upon request from the Company’s Corporate Secretary.

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

*14.7	Annual Certification by CEO as filed with the NYSE, dated March 29, 2007, regarding Compliance with NYSE Corporate Governance Listing Standards.

14.9	Pre-Approval Policy by the Audit Committee Re Audit and Non-Audit Services, incorporated by reference to the Fiscal 2005 Proxy Statement.

*21	List of subsidiaries of Registrant.

*23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certifications required by Section 302 of the Sarbanes-Oxley Act, signed by Jeffrey J. Steiner.

*31.2	Certifications required by Section 302 of the Sarbanes-Oxley Act, signed by Michael McDonald.

*32.1	Certifications required by Section 906 of the Sarbanes-Oxley Act, signed by Jeffrey J. Steiner.

*32.2	Certifications required by Section 906 of the Sarbanes-Oxley Act, signed by Michael McDonald.

-------------------------
*Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

THE FAIRCHILD CORPORATION

By:  /s/ MICHAEL McDONALD
Michael McDonald
Chief Financial Officer

Date:  March 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in their capacities and on the dates indicated.

By:	/s/	JEFFREY J. STEINER	Chairman, Chief Executive	March 4, 2008
		Jeffrey J. Steiner	Officer and Director

By:	/s/	DIDIER CHOIX	Director	March 4, 2008
Didier Choix

By:	/s/	ROBERT E. EDWARDS	Director	March 4, 2008
Robert E. Edwards

By:	/s/	ANDREA GOREN	Director	March 4, 2008
Andrea Goren

By:	/s/	DANIEL LEBARD	Director	March 4, 2008
Daniel Lebard

By:	/s/	GLENN MYLES	Director	March 4, 2008
Glenn Myles

By:	/s/	PHILIP S. SASSOWER	Director	March 4, 2008
Philip S. Sassower

By:	/s/	MICHAEL J. VANTUSKO	Director	March 4, 2008
Michael J. Vantusko

By:	/s/	ERIC I. STEINER	President, Chief Operating	March 4, 2008
		Eric I. Steiner	Officer and Director