Form 10-Q
period 2007-12-31
FAIRCHILD CORP
filed 2008-03-27
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2007
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

On February 29, 2008, the number of shares outstanding of each of the Registrant’s classes of common stock was as follows

Title of Class
Class A Common Stock, $0.10 Par Value	22,604,835
Class B Common Stock, $0.10 Par Value	2,621,338

THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2007

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
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31, 2007	September 30, 2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents - unrestricted	$7,445	$9,527
Cash and cash equivalents - restricted	3,417	3,243
Short-term investments - unrestricted	12,441	2,192
Short-term investments - restricted	21,271	46,129
Accounts receivable-trade, less allowances of $1,268 and $1,202	18,702	16,566
Inventories, less reserves for obsolescence of $17,274 and $16,918	128,545	118,205
Current assets of discontinued operations	-	1,338
Prepaid expenses and other current assets	11,147	10,029
Total Current Assets	202,968	207,229

Property, plant and equipment, net of accumulated depreciation of $36,080 and $33,271	57,843	56,523
Goodwill	13,815	13,721
Amortizable intangible assets, net of accumulated amortization of $2,514 and $2,322	724	892
Non-amortizable intangible assets	34,581	33,509
Deferred loan fees	409	1,525
Long-term investments - unrestricted	3,249	3,499
Long-term investments - restricted	12,133	21,190
Notes receivable	3,659	3,459
Net noncurrent assets held for sale	2,844	2,858
Noncurrent assets of discontinued operations	-	5,021
Other assets	8,538	7,928
TOTAL ASSETS	$340,763	$357,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2007	September 30, 2007
	(unaudited)
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$48,517	$36,235
Accounts payable	42,223	32,128
Accrued liabilities:
Salaries, wages and commissions	10,974	10,521
Insurance	6,640	6,224
Other accrued liabilities	38,557	42,212
Current liabilities of discontinued operations	46	13,139
Total Current Liabilities	146,957	140,459

Long-term debt, less current maturities	2,924	25,767
Other long-term liabilities	14,752	15,247
Pension liabilities	33,766	34,825
Retiree health care liabilities	15,782	16,231
Deferred tax liability	3,742	4,884
Noncurrent income taxes	3,605	10,936
Noncurrent liabilities of discontinued operations	16,120	16,120
TOTAL LIABILITIES	237,648	264,469
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,480 shares issued and 22,605 shares outstanding	3,047	3,047
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 shares issued and outstanding	262	262
Paid-in capital	232,646	232,639
Treasury stock, at cost, 7,875 shares of Class A common stock	(76,352)	(76,352)
Accumulated deficit	(8,862)	(16,021)
Note due from stockholder	(43)	(43)
Accumulated other comprehensive loss	(47,583)	(50,647)
TOTAL STOCKHOLDERS' EQUITY	103,115	92,885
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$340,763	$357,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended
	December 31,
	2007	2006
	(Unaudited)
REVENUE:
Net sales	$66,102	$60,386
	66,102	60,386
COSTS AND EXPENSES:
Cost of goods sold	42,950	38,010
Selling, general & administrative	41,154	36,286
Other expense (income), net	628	(3,088)
Amortization of intangibles	192	138
	84,924	71,346

OPERATING LOSS	(18,822)	(10,960)

Interest expense	(3,170)	(4,653)
Interest income	575	1,119
Net interest expense	(2,595)	(3,534)
Investment income (expense)	(63)	1,196
Loss from continuing operations before income taxes	(21,480)	(13,298)
Income tax (provision) benefit	2,585	(607)
Equity in income of affiliates, net	-	89
Loss from continuing operations	(18,895)	(13,816)
Net income (loss) from discontinued operations	11,643	(2,179)
Net gain on disposal of discontinued operations	14,411	12,500
NET EARNINGS (LOSS)	$7,159	$(3,495)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(0.75)	$(0.55)
Net income (loss) from discontinued operations	0.46	(0.09)
Net gain on disposal of discontinued operations	0.57	0.50
NET EARNINGS (LOSS)	$0.28	$(0.14)
Weighted average shares outstanding:
Basic and Diluted	25,226	25,226

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	December 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$7,159	$(3,495)
Depreciation and amortization	2,637	1,991
Noncash interest expense	1,365	1,807
Provision for doubtful accounts	100	144
Reserve for inventory obsolescence	196	85
Loss on impairment of investments	250	-
Deferred income taxes	(2,619)	184
Gain on collection of note receivable	-	(2,110)
(Gain) loss on sale of discontinued operations	(14,411)	-
(Gain) loss on sale of property, plant, and equipment, net	-	15
Compensation expense from stock options	7	6
Equity in (income) loss of affiliates	-	(89)
Realized gain from sale of investments	(85)	(1,080)
Net sales (purchases) of trading securities	(1,927)	15,883
Change in cash and cash equivalents - restricted	(174)	-
Changes in operating assets and liabilities	(13,278)	(20,977)
Non-cash charges and working capital changes of discontinued operations	1,675	(22)
Net cash used for operating activities	(19,105)	(7,658)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,401)	(1,222)
Net proceeds from the sale of available-for-sale investment securities	25,973	253
Proceeds from sale of equity investment in affiliates	-	95
Net proceeds received from the sale of discontinued operations	19,000	-
Changes in notes receivable	-	3,923
Net cash provided by investing activities	41,572	3,049
Cash flows from financing activities:
Proceeds from issuance of debt	16,278	7,281
Debt repayments	(27,640)	(5,393)
Payment of financing fees	-	(16)
Financing activities of discontinued operations	(13,000)	-
Net cash provided by (used for) financing activities	(24,362)	1,872
Net change in cash and cash equivalents	(1,895)	(2,737)
Effect of exchange rate changes on cash	(187)	212
Cash and cash equivalents, beginning of the period	9,527	8,541
Cash and cash equivalents, end of the period	$7,445	$6,016

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated balance sheet as of December 31, 2007, and the condensed consolidated statements of operations, and cash flows for the periods ended December 31, 2007 and 2006 have been prepared by us, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2007, and for all periods presented, have been made.

     The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.  The results of operations for the periods ended December 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.  Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

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

Liquidity

     The Company has experienced losses from operations and negative operating cash flows, after adjusting for proceeds from sale of securities classified as “trading”, in each of the years for the three years ended September 30, 2007 and continuing through the three months ended December 31, 2007.  Although the Company believes its financial resources are sufficient to fund its operations and other contractual obligations in the near term, our cash needs could be substantially higher than projected.  The Company believes it has sufficient financial flexibility to meet near term liquidity needs, including the potential to refinance existing debt, borrow additional funds, sell non-core assets, or reduce operational cash disbursements.  However, external factors could impact our ability to execute these alternatives.

Inventories

     Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out ("FIFO") method. Inventories consisted of the following:

(In thousands)	December 31, 2007	September 30, 2007
Finished goods	$127,941	$117,704
Raw materials and work-in-process	604	501
Total inventories	$128,545	$118,205

Stock-Based Compensation

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, we recognized a nominal amount of compensation cost in the three months ended December 31, 2007 and 2006. No tax benefit and deferred tax asset were recognized because our tax position reflects a full domestic valuation allowance against deferred tax assets.

     Our employee stock option plan expired in April 2006 and our non-employee directors’ stock option plan expired in September 2006.  As of December 31, 2007, outstanding stock options on Class A common stock reflected only those stock options granted prior to the expiration of the plans.  No stock options were granted during the three months ended December 31, 2007.  On December 31, 2007, we had outstanding stock option awards of 125,000, of which 57,500 stock option awards were vested.  No new stock option plans are being proposed at this time.

Comprehensive Income (Loss)

     The activity in other comprehensive income (loss), net of tax, was:

	Three months ended
	December 31,
(In thousands)	2007	2006
Net earnings (loss)	$7,159	$(3,495)
Employee benefit related	430	-
Net unrealized holding gains on available-for-sale securities	215	2,261
Foreign currency translation adjustments	2,419	3,034
Other comprehensive income	$10,223	$1,800

     The components of accumulated other comprehensive loss were:

(In thousands)	December 31, 2007	September 30, 2007
Defined benefit pension plans	$(67,496)	$(67,926)
Net unrealized holding gains on available-for-sale securities	5,860	5,645
Foreign currency translation adjustments	14,053	11,634
Accumulated other comprehensive loss	$(47,583)	$(50,647)

2.  CASH EQUIVALENTS AND INVESTMENTS

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

     A summary of the cash equivalents and investments held by us follows:

	December 31, 2007		September 30, 2007
	Aggregate		Aggregate
	Fair	Cost	Fair	Cost
(In thousands)	Value	Basis	Value	Basis
Cash and cash equivalents:
Money market and other cash funds	$7,445	$7,445	$9,527	$9,527
Money market and other cash funds - restricted	3,417	3,417	3,243	3,243
Total cash and cash equivalents	10,862	10,862	12,770	12,770

Short-term investments:
Money market funds – available-for-sale – restricted	7,111	7,111	32,485	32,485
Corporate bonds – trading securities	7,500	7,500	-	-
Equity securities – trading securities	397	397	-	-
Equity and equivalent securities – available-for-sale	4,544	2,335	2,192	932
Equity and equivalent securities – available-for-sale - restricted	14,160	11,565	13,644	11,565
Total short-term investments	33,712	28,908	48,321	44,982

Long-term investments:
Money market funds – available-for-sale – restricted	6,704	6,704	6,643	6,643
Corporate bonds – available-for-sale – restricted	-	-	6,300	6,300
Equity and equivalent securities – available-for-sale – restricted	5,429	4,373	8,247	5,941
Other investments, at cost	3,249	3,249	3,499	3,499
Total long-term investments	15,382	14,326	24,689	22,383
Total cash equivalents and investments	$59,956	$54,096	$85,780	$80,135

     On December 31, 2007 and September 30, 2007, we had restricted cash and investments of $36.8 million and $71.8 million, respectively, all of which are maintained as collateral for certain debt facilities, the Esser put option, environmental matters, and escrow arrangements. On December 31, 2007 and September 30, 2007, cash of $8.1 million and $8.5 million, respectively, is held by our European subsidiaries which have debt agreements that place restrictions on the amount of cash that may be transferred outside the borrowing companies. For additional information on debt see Note 3.

     On December 31, 2007, we had gross unrealized holding gains from available-for-sale securities of $5.9 million. On September 30, 2007, we had gross unrealized holding gains from available-for-sale securities of $5.6 million. We use the specific identification method to determine the gross realized gains (losses) from sales of available-for-sale securities.

3.  DEBT

     At December 31, 2007 and September 30, 2007, notes payable and long-term debt consisted of the following:

(In thousands)	December 31, 2007	September 30, 2007
Revolving credit facilities – Hein Gericke	$13,147	$11,410
Revolving credit facilities – PoloExpress	10,605	-
CIT revolving credit facility – Aerospace	12,616	12,042
Current maturities of long-term debt	12,149	25,783
Total notes payable and current maturities of long-term debt	48,517	49,235
GoldenTree term loan – Corporate	-	20,938
Term loan agreement – Hein Gericke	3,019	3,711
Term loan agreement – PoloExpress	5,744	6,992
Promissory note – Corporate (a)	-	13,000
GMAC credit facility – Hein Gericke	3,229	3,511
Other notes payable, collateralized by assets	2,603	2,674
Capital lease obligations	478	724
Less: current maturities of long-term debt	(12,149)	(25,783)
Net long-term debt	2,924	25,767
Total debt	$51,441	$75,002

(a)	Included in Current liabilities of discontinued operations.

     Term Loan at Corporate

     On May 3, 2006, we entered into a credit agreement with The Bank of New York, as administrative agent, and GoldenTree Asset Management, L.P., as collateral agent. The lenders under the Credit Agreement were GoldenTree Capital Opportunities, L.P. and GoldenTree Capital Solutions Fund Financing.  Pursuant to the credit agreement, we borrowed from the lenders $30.0 million. The loan was scheduled to mature on May 3, 2010, subject to certain mandatory prepayment events described in the credit agreement. Interest on the loan was LIBOR plus 7.5%, per annum.  On October 31, 2007, we fully repaid the GoldenTree loan with $20.9 million of proceeds from the settlement with Alcoa (see Note 8).

     Credit Facilities at Hein Gericke and PoloExpress

     On March 1, 2006, our PoloExpress segment entered into an €11.0 million ($16.2 million at December 31, 2007) seasonal credit line with Stadtsparkasse Düsseldorf. The seasonal facility will reduce by €1.0 million per year and expires on June 30, 2008.  On November 30, 2006, we amended the seasonal credit line with Stadtsparkasse Düsseldorf to include HSBC Trinkaus & Burkhardt AG as a second lender. This amendment allows us to borrow the full €9.0 million ($13.3 million at December 31, 2007) facility for the 2008 season.  The seasonal credit line bears interest at 1.5% over the three-month Euribor rate (6.2% at December 31, 2007) when utilized as a short-term credit facility and 2.75% over the European Overnight Interest Average rate (6.7% at December 31, 2007) when utilized as an overdraft facility.  In addition, we must pay a 1.25% per annum non-utilization fee on the available facility during the seasonal drawing period. The seasonal financing facility is 80% guaranteed by the German State of North Rhine-Westphalia.

     At December 31, 2007, our German subsidiary, Hein Gericke Deutschland GmbH, and PoloExpress, had outstanding borrowings of $32.5 million (€22.1 million) due under its credit facilities with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt AG, which includes a revolving credit facility at Hein Gericke GmbH providing a credit line of €10.0 million ($13.1 million outstanding and $1.6 million available at December 31, 2007), at interest rates of 3.5% over the three-month Euribor (8.2% at December 31, 2007), which matures annually.  For this revolving credit line, we must pay a 1.25% per annum non-utilization fee.  Outstanding borrowings under the term loan facilities have blended interest rates, with $8.2 million (€5.6 million) bearing interest at 1% over the three-month Euribor rate (5.7% at December 31, 2007), with an interest rate cap protection in which our interest expense would not exceed 6% on 50% of debt, and the remaining $0.6 million (€0.4 million) bearing interest at a fixed rate of 6%. The term loans mature on March 31, 2009, and are secured by the assets of Hein Gericke Deutschland GmbH and PoloExpress and specified guarantees provided by the German State of North Rhine-Westphalia.

     The loan agreements require Hein Gericke Deutschland and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke Deutschland to maintain equity of €44.5 million ($65.5 million at December 31, 2007), as defined in the loan contracts.  At December 31, 2007, equity was €64.2 million ($94.6 million), which exceeded by €19.7 million ($29.1 million) the covenant requirements.  No dividends may be paid by Hein Gericke Deutschland unless such covenants are met and dividends may be paid only up to its consolidated after tax profits. As of December 31, 2007, Hein Gericke borrowed approximately $3.7 million (€2.5 million) from our subsidiary, Fairchild Holding Corp., which is not subject to restriction against repayment.  The loan agreements have certain restrictions on other forms of cash flow from Hein Gericke Deutschland. In addition, the loan covenants require Hein Gericke Deutschland and PoloExpress to maintain inventory and receivables in excess of €50.0 million ($73.6 million).  At December 31, 2007, inventory and accounts receivable at Hein Gericke Deutschland and PoloExpress was €59.5 million ($87.6 million), which exceeded by €9.5 million ($14.0 million), the covenant requirement. The loan covenants also require Hein Gericke Deutschland to maintain inventory and accounts receivable at a rate of one and one half times the net debt position. At December 31, 2007, we were in compliance with the loan covenants.

     At December 31, 2007, our subsidiary, Hein Gericke UK Ltd had outstanding borrowings of $3.2 million (£1.6 million) on its £5.0 million ($10.0 million) credit facility with GMAC. The loan bears interest at 2.25% above the base rate of Lloyds TSB Bank Plc (8.0% at December 31, 2007).  In February 2008, this facility was extended through April 30, 2010.  We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK Ltd and an investment with a fair market value of $5.4 million at December 31, 2007. The most restrictive covenant requires Hein Gericke UK to maintain a maximum level of inventory turns (“Inventory Turns”) as defined.  At December 31, 2007, Hein Gericke UK was in compliance with the Inventory Turns covenant.

     Credit Facility at Aerospace Segment

     At December 31, 2007, we had outstanding borrowings of $12.6  million on a $20.0  million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our Aerospace segment, and $3.8  million was available for future borrowings at December 31, 2007. Borrowings under the facility are collateralized by a security interest in the assets of our Aerospace segment. The loan bears interest at 1.0%  over prime (8.3%  at December 31, 2007) and we pay a non-usage fee of 0.5%. In February 2008, this credit facility was extended through March 31, 2008, at which time the full amount of this obligation is due unless extended an additional 12 months.  We are subject to a Fixed Charge Coverage Ratio covenant, as defined, under the terms of this facility.  At December 31, 2007, we were in compliance with the loan covenant.

     Promissory Note – Corporate

     At September 30, 2007, we had an outstanding loan of $13.0 million with Beal Bank, SSB. The loan was evidenced by a Promissory Note dated as of August 26, 2004, and was collateralized by a mortgage lien on the Company’s real estate in Huntington Beach CA, Fullerton CA, and Wichita KS. Interest on the note was at the rate of one-year LIBOR (determined on an annual basis), plus 6% (11.2% at September 30, 2007), and was payable monthly.  On September 30, 2007, approximately $1.3 million of the loan proceeds were held in escrow to fund specific improvements to the mortgaged property.  On October 31, 2007, the note was repaid in full.  On December 4, 2007, the $1.3 million escrow was released to the Company.

     Guaranties

     At December 31, 2007, we included $0.9 million as debt for guaranties assumed by us of retail shop partners’ indebtedness incurred for the purchase of store fittings in Germany. These guarantees were issued by our subsidiaries in the PoloExpress segment and are collateralized by the fittings in the stores of the shop partners for whom we have guaranteed indebtedness.  In addition, at December 31, 2007, approximately $0.6 million of bank loans received by retail shop partners in the PoloExpress segment were guaranteed by our subsidiaries prior to our acquisition of the PoloExpress business and are not reflected on our balance sheet because these loans have not been assumed by us.

     Letters of Credit

     We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee payment of our workers’ compensation liabilities. At December 31, 2007, we had contingent liabilities of $3.5 million, on commitments related to outstanding letters of credit which were secured by restricted cash collateral.

4.  PENSIONS AND POSTRETIREMENT BENEFITS

     The Company and its subsidiaries sponsor three qualified defined benefit pension plans and several other postretirement benefit plans. The components of net periodic benefit cost from these plans are as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended		Three months ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006
Service cost	$85	$79	$-	$3
Interest cost	1,390	2,382	278	380
Expected return on assets	(1,779)	(3,047)	-	-
Amortization of prior service cost	65	65	-	(392)
Amortization of actuarial loss	742	800	44	264
Net periodic pension cost	503	279	$322	$255
Settlement charge (a)	-	274
Total net pension cost	$503	$553

(a)	The 2006 settlement resulted from lump sum distributions from our SERP plan.

     Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. Current actuarial projections indicate cash contribution requirements of $3.3 million for the remainder of 2008, $6.2 million in 2009, $6.2 million in 2010, $6.0 million in 2011, $5.8 million in 2012, and $14.4 million from 2013 through 2015. We are also required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit.  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 is expected to result in improved financial results for employers, including us, that provide prescription drug benefits for their Medicare-eligible retirees. In October 2005, we amended our non-class action retiree medical plans to terminate the prescription drug coverage for Medicare eligible participants effective January 1, 2006.  In September 2007, we decided to amend certain retiree medical plans to eliminate subsidized supplemental Medicare insurance coverage for the current and future retirees of our non-class action retiree medical plans effective January 1, 2008.  This action provided income recognition of approximately $11.8 million in fiscal 2007 as a result of the reduction in our postretirement benefits liabilities.  We expect to receive $0.4 million in each of the next 5 years for the Medicare Prescription Subsidy.

5.  EARNINGS (LOSS) PER SHARE

     The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Three months ended
	December 31,
(In thousands, except per share data)	2007	2006
Basic loss per share:
Loss from continuing operations	$(18,895)	$(13,816)
Weighted average common shares outstanding	25,226	25,226
Basic loss from continuing operations per share	$(0.75)	$(0.55)

Diluted loss per share:
Loss from continuing operations	$(18,895)	$(13,816)
Weighted average common shares outstanding	25,226	25,226
Diluted effect of options	antidilutive	antidilutive
Total shares outstanding	25,226	25,226
Diluted loss from continuing operations per share	$(0.75)	$(0.55)

     The computation of diluted loss from continuing operations per share for the three months ended December 31, 2007 and December 31, 2006 excluded the effect of 125,000 and 325,417 incremental common shares, respectively, attributable to the potential exercise of common stock options outstanding because the effect was antidilutive.

6.  INCOME TAXES

     We adopted the provisions of Financial Accounting Standards Board Interpretation No.(FIN) 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109”, on October 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we had no accrued interest related to uncertain tax positions.

7.  EQUITY SECURITIES

     We had 22,604,835 shares of Class A common stock and 2,621,338 shares of Class B common stock outstanding at December 31, 2007.  Class A common stock is traded on the New York Stock Exchange.  There is no public market for the Class B common stock.  The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock.  The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.

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

     We, either on our own or through our insurance carriers, are contesting these matters.  For certain instances, our insurers are defending us under “reservations of (their) rights” and may later deny coverage, in whole or in part.  We have had and are currently involved in litigations with our carriers over their denials of coverage or failure to defend our interests.  In the opinion of management, the ultimate resolution of litigation against us should not have a material adverse effect on our financial condition, future results of operations or net cash flows.  However, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future.  There exists a possibility that a material adverse impact on our financial position and results of operations could occur in the period for which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

     In October 2003, we learned that volatile organic compounds had been detected in amounts slightly exceeding regulatory thresholds in a town water supply well in East Farmingdale, New York. Subsequent sampling of groundwater from the extraction wells to be used in the remediation system for this site has indicated that contaminant levels at the extraction point are significantly higher than previous sampling results indicated.  These compounds may, to an as yet undetermined extent, be attributable to a groundwater plume containing volatile organic compounds, which may have had its source, at least in part, from plant operations conducted by a predecessor of ours in Farmingdale. We are aiding East Farmingdale in its investigation of the source and extent of the volatile organic compounds, and may assist it in treatment. In the three months ended December 31, 2007, we contributed approximately $0.1 million toward this remediation, but may be required to pay additional amounts of up to $7.1 million over the next 20 years.  As of December 31, 2007 and September 30, 2007, we had accrued liabilities outstanding of $7.1 million and $7.2 million, respectively, for this remediation.

     We expensed $1.5 million in discontinued operations for environmental matters in the three months ended December 31, 2006 and none for the three months ended December 31, 2007. As of December 31, 2007 and September 30, 2007, the consolidated total of our recorded liabilities for environmental matters was approximately $14.5 million and $15.0 million, respectively, which represented the estimated probable exposure for these matters. On December 31, 2007, $3.3 million of these liabilities was classified as other accrued liabilities, $1.0 million was classified as noncurrent liabilities of discontinued operations, and $10.2 million was classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $20.5 million.

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

     Asbestos Matters

     On January 21, 2003, we and one of our subsidiaries were served with a third-party complaint in an action brought in New York by a non-employee worker and his spouse alleging personal injury as a result of exposure to asbestos-containing products.  The defendant, who is one of many defendants in the action, purchased a pump business from us, and asserts the right to be indemnified by us under its purchase agreement.  The aforementioned case was discontinued as to all defendants, thereby extinguishing the indemnity claim against us in the instant case. However, the purchaser notified us of, and claimed a right to indemnity from us in relation to thousands of other asbestos-related claims filed against it.  We have not received enough information to assess the impact, if any, of the other claims. During the last 52 months, the Company has been served directly by plaintiffs’ counsel in cases related to the same pump business. A couple of these cases were dismissed as to all defendants based upon forum objections. The Company was voluntarily dismissed from additional pump business cases during the same period, without the payment of any consideration to plaintiffs. The Company, in coordination with its insurance carriers, intends to aggressively defend against the remaining claims.

     During the last 52 months, the Company, or its subsidiaries, has been served with separate complaints in actions filed in various venues by non-employee workers, alleging personal injury or wrongful death as a result of exposure to asbestos-containing products other than those related to the pump business.  The plaintiffs’ complaints do not specify which, if any, of the Company’s former products are at issue, making it difficult to assess the merit and value, if any, of the asserted claims.  The Company, in coordination with its insurance carriers, intends to aggressively defend against these claims.  However, the Company’s insurers are defending the Company under a so called “reservation of rights”.

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

     The Company has filed answers to the three complaints and a motion to consolidate the three actions is pending.  The Company intends to vigorously defend these actions.  As of December 31, 2007, we had accrued liabilities outstanding of $2.0 million related to the claim made by the Bureau.

     Other Matters

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

9.   DISCONTINUED OPERATIONS

  The components of discontinued operations are as follows:

	Three months ended
	December 31,
(In thousands)	2007	2006
Net rental revenues	$114	$237

COSTS AND EXPENSES
Cost of rental revenues	21	53
Selling, general & administrative	(4,262)	1,966
	(4,241)	2,019

Operating income (loss)	4,355	(1,782)
Net interest expense	-	397
Income (loss) from discontinued operations before income taxes	4,355	(2,179)
Income tax benefit	7,288	-
Net income (loss) from discontinued operations	$11,643	$(2,179)

    Net income (loss) from discontinued operations includes the results of our Fullerton property prior to its sale, the results of our Huntington Beach property as it is now under contract for sale, and certain legal, tax, and environmental expenses associated with our former businesses. The income from discontinued operations for the three months ended December 31, 2007 principally consists of a $7.4 million reversal of German tax reserves and a $4.0 million reversal of accrued environmental costs associated with the settlement with Alcoa. The loss from discontinued operations for the three months ended December 31, 2006 consists primarily of $2.0 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago.

     Certain assets and liabilities remaining from the sale of our Fullerton property that occurred in October 2007 and the sale of our shopping center that occurred in July 2006 are being reported as assets and liabilities of discontinued operations at December 31, 2007 and September 30, 2007, and were as follows:

(In thousands)	December 31, 2007	September 30, 2007
Current assets of discontinued operations:
Short-term investments - restricted	$-	$1,282
Prepaid expenses and other current assets	-	56
Current assets of discontinued operations	-	1,338

Noncurrent assets of discontinued operations:
Property, plant and equipment	-	5,325
Accumulated depreciation	-	(316)
Deferred loan fees	-	12
Noncurrent assets of discontinued operations	-	5,021

Current liabilities of discontinued operations
Other accrued liabilities	46	13,139
Current liabilities of discontinued operations	46	13,139

Noncurrent liabilities of discontinued operations:
Other long-term liabilities (a)	16,120	16,120
Noncurrent liabilities of discontinued operations	16,120	16,120
Total net liabilities of discontinued operations	$16,166	$22,900

(a)	Represents a $15.1 million deferred gain on the sale of the shopping center and $1.0 million for the estimated minimum cost to remediate environmental matters.

     Net gain on disposal of discontinued operations was comprised of the following:

	Three months ended
	December 31,
(In thousands)	2007	2006
Earnout on sale of fasteners	$-	$12,500
Gain on sale of Fullerton property	13,902	-
Gain on sale of Aerostructures	509	-
	$14,411	$12,500

     On October 31, 2007, we sold our property in Fullerton, California to Alcoa for $19.0 million.  We recognized a gain of $13.9 million on this sale.

     In October 2007, we reached a settlement with PCA Aerostructures regarding the June 2005 sale of our Fairchild Aerostructures operation.  Under the terms of the settlement, PCA agreed to pay us $1.75 million.  A payment of $0.5 million was made in October 2007 and a payment of $0.25 million was made in February 2008.  In addition, we agreed to finance the remaining $1.0 million principal owed to us by PCA at a 10% interest rate.  We recognized a gain of $0.5 million from this settlement.

     On March 14, 2008, the Company sold the Huntington Beach property to PCA Aerostructures for $7.2 million.  We expect to recognize a gain of approximately $4.3 million on this transaction.  The net book value of the Huntington Beach property was $2.8 million at December 31, 2007 and was included in Net noncurrent assets held for sale.

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

				Corporate
(In thousands)	PoloExpress	Hein Gericke	Aerospace	and Other	Total
Three months ended December 31, 2007
Revenues	$21,009	$20,166	$24,927	$-	$66,102
Operating income (loss)	(4,165)	(9,347)	1,952	(7,262)	(18,822)
Total assets at December 31,	111,196	92,279	59,559	77,729	340,763

Three months ended December 31, 2006
Revenues	$18,210	$20,535	$21,641	$-	$60,386
Operating income (loss)	(1,157)	(7,542)	1,363	(3,624)	(10,960)
Total assets at December 31,	80,422	92,837	48,980	202,065	424,304

11.  SUBSEQUENT EVENTS

     On February 28, 2008, Mr. Klaus Esser exercised his put option requiring the Company to acquire the remaining 7.5% interest in PoloExpress.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENT

     The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements include references to the expected results of the cost reduction program that was announced in January 2007 and statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We encourage you to read these sections carefully.

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

      During fiscal 2007, our senior management team led an effort to enhance shareholder value with focused goals to generate growth opportunities within our core businesses, establish turnaround actions needed to capitalize on improvement opportunities within our Hein Gericke segment, and liquidate non-core assets at maximized value to reduce our high-yield debt and future cash flow needs.  To date, we have made marked progress toward achieving these objectives.  Some of the more significant steps taken in fiscal 2007 are discussed below:

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

•
At our PoloExpress segment, in an effort to further strengthen the range of our products, we introduced several third party brands, offered more casual wear offerings, added two new stores in Switzerland, and relocated 5 store locations within Germany, optimizing store location and store size. Excluding foreign currency factors, our PoloExpress segment experienced revenue growth of 15.6% over the prior year. We have also decided, that in the fall of 2008, we will move PoloExpress into a larger warehouse to optimize efficiency and provide sufficient space needed to capitalize on future expansion opportunities.

•
At our Hein Gericke segment, we have consolidated and centralized our warehouse facilities to one location to service all of Europe, improved the timeliness of product deliveries from suppliers to our warehouse and delivery to the stores, reintroduced our Hein Gericke product catalog to expand brand awareness and attract customer traffic, and increased efforts to optimize store location and appearance. Midway through our 2007 seasonal period, we opened new stores in Paris and Amsterdam and relocated our store in Vienna. Additionally, we closed 2 underperforming stores. Recently, we have restructured our management team providing them with clear goals to: maximize gross margins without reducing sales; optimize inventory management by purchasing more fast moving products; reduce the number of upscale third party brands offered; minimize the number of slow moving or low margin products offered; and strictly maintain cash flow within budgeted guidelines. Although margins improved slightly in fiscal 2007, an effort to reduce the level of “discontinued products” during the last three months of the fiscal year partially offset our margin gains.

•
At Corporate, we intensified efforts to reduce corporate expenses and maximize returns generated by the sale of non-core assets.  Accordingly, we successfully negotiated reductions in our corporate insurance contracts. In 2007, we reduced expenses by in excess of $2.8 million for salaries, travel expenses, and our director and officer insurance expenses, over the costs incurred in 2006.

•
In August 2007, we purchased annuities to settle the liabilities of an overfunded pension plan, which resulted in net remaining assets of approximately $8.7 million. This action triggered settlement accounting, which required us to expense approximately $26.2 million relating to the previous unrecognized actuarial losses and the costs associated with purchasing annuity contracts.  In September 2007, we would have been required to recognize approximately $17.0 million as a reduction to stockholders equity upon the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Pension Plans, to recognize actuarial losses which were previously amortizable under the prior accounting rules. In September 2007, the settled pension plan, including its $8.7 million net remaining assets, was merged with one of our underfunded pension plans.  In accordance with the Pension Protection Act of 2006, this action reduces the amount we will be required to contribute to our underfunded pension plan.

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

Subsequent to September 30, 2007, we accomplished the following:

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

•
In December 2007, we decided to change the investment allocation of our pension plan assets to a more traditional allocation of 60% in equity securities and 40% in fixed-income securities, from the previous very conservative allocation of 80% invested fixed income securities and 20% in equity. Our goal is to maximize returns by taking on additional nominal risk. We expect this investment reallocation will significantly reduce the actual amounts of our annual long-term future cash contribution requirements.

•	During the three months ended December 31, 2007, actions were taken to consolidate and restructure back office functions at Hein Gericke.

•	On March 14, 2008, the Company sold the Huntington Beach property to PCA Aerostructures for $7.2 million. We expect to recognize a gain of approximately $4.3 million on this transaction.

During fiscal 2008, we expect to continue making significant operational improvements.  Our plans include the following:

•
At our Aerospace segment, we expect to continue our growth by offering additional products, obtaining required certifications and delivering new products currently being developed, pursuing refinancing opportunities of our existing debt, and maximizing cash flow opportunities.  We also expect to capitalize upon strategic acquisition opportunities that present themselves.

•
At our PoloExpress segment, we expect to continue our growth through opening new store locations and optimizing current store locations, transitioning to our new warehouse location, maximizing inventory management opportunities, continuing to add to our product offerings, pursuing refinancing opportunities, and maximizing cash flow opportunities.

•
At our Hein Gericke segment, we expect to continue cost structure improvements by taking aggressive actions to reduce additional expenses, including: closing stores which do not provide a positive contribution; reducing advertising expense; and considering opportunities to further reduce warehousing expenses. Additionally, we expect to achieve a significant improvement in gross margin contribution, conclude the refinancing of the GMAC loan, pursue additional refinancing opportunities, with the goal of producing positive cash flow for the year.

•	At our Corporate segment, we expect to continue efforts to generate cash from the liquidation of non-core assets and disposing of additional non-core property and investments.

•	At our Corporate segment, we expect to continue efforts to further reduce expenses.

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

Financial Results and Trends

     For the three months ended December 31, 2007, we reported loss from continuing operations before taxes of $21.5 million compared to a loss of $13.3 million for the three months ended December 31, 2006.  The loss from continuing operations for the three months ended December 31, 2007 increased by $8.2 million compared to the three months ended December 31, 2006.  Our $19.1 million cash used for operating activities primarily resulted from the seasonal inventory demands of our PoloExpress and Hein Gericke businesses.  As of December 31, 2007, we have unrestricted cash, cash equivalents and short-term investments of $19.9 million and available borrowing under lines of credit of $5.4 million.  On October 31, 2007, the Company and Alcoa resolved all disputes related to the 2002 sale of the fastener business.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa paid us an additional $0.6 million, of which $20.9 million was used to fully repay the GoldenTree loan.  Also on October 31, 2007, we sold our property in Fullerton, California to Alcoa for $19.0 million, of which $13.0 million was used to fully repay the Beal Bank loan.  On March 14, 2008, the Company sold the Huntington Beach property to PCA Aerostructures for $7.2  million.

CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us are more fully described in our Annual Report on Form 10-K and include: inventory valuation; valuation of long-lived assets; impairment of goodwill and intangible assets with indefinite lives; pension and postretirement benefits; deferred and noncurrent income taxes; environmental and litigation accruals; and revenue recognition. Estimates in each of these areas are based on historical experience and a variety of assumptions that we believe are appropriate. Actual results may differ from these estimates.

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

	Three Months Ended
	December 31,
(In thousands)	2007	2006
Revenues
PoloExpress	$21,009	$18,210
Hein Gericke	20,166	20,535
Aerospace	24,927	21,641
Total	$66,102	$60,386

Operating Income (Loss)
PoloExpress	$(4,165)	$(1,157)
Hein Gericke	(9,347)	(7,542)
Aerospace	1,952	1,363
Corporate and Other	(7,262)	(3,624)
Total	$(18,822)	$(10,960)

     Revenues increased $5.7 million, or 9.5%, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  This revenue improvement was driven by an increase in revenue of $2.8  million at our PoloExpress segment and $3.3  million at our Aerospace segment, partially offset by a $0.4 million decrease in revenue at our Hein Gericke segment.  The increased revenues at our PoloExpress segment principally resulted from the positive impact of foreign currency fluctuations, partially offset by a 1.3% decline in same store sales.  Revenues at our Hein Gericke segment decreased primarily due to a 15.4% decline in same store sales, offset partially by the positive impact of currency fluctuations.  Revenues at our Aerospace segment increased due to an overall improvement in the areas of the aerospace industry for which we provide products.  See segment discussion below for further details.

     Gross margin as a percentage of sales decreased to 35.0% for the three months ended December 31, 2007 compared to 37.1% for the three months ended December 31, 2006.  The margin decline was driven by decreases in each of our operating segments.  Specifically, gross margin decreased from 44.8% to 41.6% at our PoloExpress segment, from 40.5% to 38.8% at our Hein Gericke segment, and from 27.3% to 26.4% at our Aerospace segment.  The decrease in gross margin at our PoloExpress segment resulted from the expansion of third-party branded products which have lower gross margins compared to PoloExpress branded products.  Gross margin at our Hein Gericke and Aerospace segments decreased due to a shift in product mix.  See segment discussion below for further details.

     Selling, general, and administrative expense includes pension and postretirement expense of $0.8 million for both the three months ended December 31, 2007 and the three months ended December 31, 2006 primarily relating to inactive and retired employees of businesses that we sold and for which we retained the pension or postretirement liability.  Selling, general, and administrative expense, excluding pension and postretirement expense, as a percentage of sales increased to 61.0% for the three months ended December 31, 2007 compared to 58.8% for the three months ended December 31, 2006.  This increase in selling, general, and administrative expense as a percentage of sales was principally driven by increases at both our PoloExpress and Hein Gericke segments.  The increase at our PoloExpress segment primarily resulted from the shift from shop partners to employees. The increase at our Hein Gericke segment primarily resulted from a sales decrease in excess of the decrease in selling, general, and administrative expenses.  See segment discussion below for further details.

     Other income, net decreased $3.7 million from income of $3.1 million for the three months ended December 31, 2006 to $0.6 million expense for the three months ended December 31, 2007.  This decrease primarily resulted from a $2.1 million gain on collection of a note receivable in the December 2006 quarter, a $1.0 million increase in the foreign exchange loss, and a $0.4 million decrease in charter income related to an owned airplane.

     Interest expense for the three months ended December 31, 2007 decreased $1.5 million compared to the three months ended December 31, 2006.  This decrease principally resulted from $1.3 million of interest expense in the December 2006 quarter from the correction of the carrying value of the liability associated with our arrangement to acquire the remaining 7.5% of PoloExpress.

     The tax benefit for the three months ended December 31, 2007 represents a $2.6  million foreign tax benefit. A portion of the benefit is derived from an increase in PoloExpress’s deferred tax asset that should be recognized in future periods due to the projected profitability for the fiscal year.   The remaining benefit is a result of an increase in Hein Gericke’s indefinite lived deferred tax asset that can be offset with its indefinite lived deferred tax liability.

     Additionally, we released a $7.4 million tax contingency reserve to net income from discontinued operations.  The Company accrued $5.7 million in fiscal 2005 and increased the accrual by another $1.7 million in fiscal 2006 as a result of an audit by the German tax authorities with respect to the Fastener business that was sold in December 2002.  The Company retained any tax liabilities prior to the date of the sale.

     Income (loss) from discontinued operations includes the results of our Fullerton property prior to its sale, the results of our Huntington Beach property as it is now under contract for sale, and certain legal and environmental expenses associated with our former businesses.  The income from discontinued operations for the three months ended December 31, 2007 principally consists of $7.4 million reversal of German tax reserves and $4.0 million reversal of environmental costs associated with the settlement with Alcoa.  The loss from discontinued operations for the three months ended December 31, 2006 consists primarily of $2.0 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago.

     Gain on disposal of discontinued operations for the three months ended December 31, 2007 included recognition of a $13.9 million gain from the sale of our Fullerton property and a $0.5 million gain from the settlement of issues pertaining to our sale of Fairchild Aerostructures.  We recognized a $12.5 million gain on the disposal of discontinued operations for the three months ended December 31, 2006.  There was no such amount in the quarter ended December 31, 2007 as the amount recognized in the quarter ended December 31, 2006 was the final payment due from Alcoa.  No related income tax expense was recorded due to our overall domestic tax loss.

Segment Results

PoloExpress Segment

     Our PoloExpress segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists.  As of December 31, 2007, PoloExpress operated 89 retail shops in Germany and 4 shops in Switzerland. While the PoloExpress retail stores primarily sell PoloExpress brand products, these retail stores also sell products of other manufacturers, the inventory of which is owned by the Company.  The PoloExpress segment is a seasonal business, with an historic trend of a higher volume of sales and profits during March through September.

     Sales in our PoloExpress segment increased by $2.8 million, or 15.4%, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.    Retail sales per square meter were approximately $419 for the three months ended December 31, 2007 as compared to $393 for the three months ended December 31, 2006.  This improvement in sales principally resulted from foreign currency fluctuations as exchange rates on the translation of European sales into U.S. dollars changed favorably and increased our revenues by approximately $2.3 million for the three months ended December 31, 2007. The sales increase for the three months ended December 31, 2007 was partially offset by a decline in same store sales of 1.3%.

     Gross margin for the quarter ended December 31, 2007 decreased to 41.6% from 44.8% for the quarter ended December 31, 2006 primarily due to incremental discounting of products in the quarter ended December 31, 2007 compared to the year-ago period. Operating loss in our PoloExpress segment increased $3.0 million for the three months ended December 31, 2007 compared to the year-ago period.  This increased operating loss reflected the decreased gross margin as well as increased selling, general, and administrative expenses resulting from the seasonal timing effect of higher expenses in the current quarter from the shifting of shop partners to employees in a significant number of our PoloExpress stores and increased depreciation expense related to acquired store fittings.  Shop partners are principally compensated by commission based on the sales level of the applicable store; whereas, employees are essentially a fixed personnel cost.  Thus, the shift from commission-based staff to fixed employment costs during PoloExpress’s lightest sales quarter leads to a year-over-year increase in selling, general, and administrative costs as a percentage of revenue.  This increase will be offset by a decrease in selling, general, and adminstrative as a percentage of revenue in future fiscal 2008 quarters as our personnel costs remain relatively flat compared to the expected seasonal revenue increases at our PoloExpress segment.

Hein Gericke Segment

     Our Hein Gericke segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. As of December 31, 2007, Hein Gericke operated 143 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Turkey, and the United Kingdom.  Although the Hein Gericke retail stores primarily sell Hein Gericke brand items, these retail stores also sell products of other manufacturers, the inventory of which is owned by the Company. Fairchild Sports USA, located in Tustin, California, designs and sells apparel and accessories under private labels for third parties and sells licensed product to Harley-Davidson dealers. The Hein Gericke segment is a seasonal business, with an historic trend of a higher volume of sales during March through September.

     Sales in our Hein Gericke segment decreased $0.4 million, or 1.8%, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  Retail sales per square meter decreased to $351 for the three months ended December 31, 2007 compared to $378 for the three months ended December 31, 2006. Sales at Hein Gericke retail locations decreased $1.2 million, or 6.1%, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  This decrease in retail sales primarily resulted from a decline in same store sales of 15.4% and was partially offset by foreign currency fluctuations as exchange rates on the translation of European sales into U.S. dollars changed favorably and increased our revenues by approximately $2.0 million for the three months ended December 31, 2007.  The decline in retail sales was partially offset by a $0.8 million increase in sales at Fairchild Sports USA driven by a large order from a customer.

     Gross margin for the quarter ended December 31, 2007 decreased to 38.8% from 40.5% for the quarter ended December 31, 2006 primarily due to decreased revenues, increased product discounting and a change in product mix.  Retail sales, which have a higher gross margin percentage, decreased in the December 2007 quarter compared to the year-ago period. This decrease was offset by the increase in sales at Fairchild Sports USA, which have a much lower gross margin percentage. The operating results in our Hein Gericke segment decreased by $1.8 million for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 due primarily to decreased sales in conjunction with decreased gross margins at our Hein Gericke retail locations, and a change in product mix between retail sales and wholesale sales.

Aerospace Segment

     Our Aerospace segment has five locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, and one location provides overhaul and repair capabilities. The products distributed include: navigation and radar systems; instruments and communication systems; flat panel technologies; and rotables. Our location in Titusville, Florida overhauls and repairs landing gear, pressurization components, instruments, and other components.  Customers include original equipment manufacturers, commercial airlines, corporate aircraft operators, fixed-base operators, air cargo carriers, general aviation suppliers, and the military.  Sales in our Aerospace segment increased by $3.3 million for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  This increase reflected an overall improvement in the areas of the aerospace industry for which we provide products.

     Gross margin decreased to 26.4% for the three months ended December 31, 2007 from 27.3% for the three months ended December 31, 2006.  The decrease in gross margin principally resulted from a shift in product mix as the distribution of avionics, which have a lower gross margin, comprised a greater proportion of overall sales in the December 2007 quarter compared to the year-ago period.

     Operating income increased $0.6 million to $2.0 million for the three months ended December 31, 2007 from $1.4 million for the three months ended December 31, 2006.  The improved operating income resulted from increased sales and decreased selling, general, and administrative expenses as a percentage of sales, offset partially by decreased gross margin for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

Corporate and Other

     The operating loss at corporate increased by $3.7 million to an operating loss of $7.3 million for the three months ended December 31, 2007 compared to an operating loss of $3.6 million for the three months ended December 31, 2006.  This increase in our operating loss resulted primarily from a $2.1 million gain on collection of a note receivable recognized during the three months ended December 31, 2006.

Discontinued Operations

     Our other operations consist of a 58,000 square foot manufacturing facility located in Huntington Beach, California that we own and lease to PCA Aerostructures through October 2011 and is expected to generate revenues and operating income in excess of $0.4 million per year.  In October 2007, we amended our lease with PCA Aerostructures whereby we can cause PCA Aerostructures to purchase the Huntington Beach property at the greater of fair market value or $5.0 million under a put option we hold, which can be exercised at any time through January 31, 2012.  In November 2007, we exercised our put option.  On March 14, 2008, the Company sold the Huntington Beach property to PCA Aerostructures for $7.2  million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our combined debt, which includes debt of discontinued operations, and equity (“capitalization”) as of December 31, 2007 and September 30, 2007 was $154.6 million and $167.9 million, respectively. The three month change in capitalization included a net decrease of $23.6 million in debt resulting from $40.6 million of debt repayments and $16.3 million of additional borrowings from our credit facilities.  Equity increased by $10.2 million, reflecting our $7.2 million net income and $3.0 million from other comprehensive income.  Our combined cash and investment balances totaled $60.0 million on December 31, 2007 compared to $87.1 million on September 30, 2007, and included restricted cash and investments of $36.8 million and $71.8 million at December 31, 2007 and September 30, 2007, respectively.

     Net cash used for operating activities for the three months ended December 31, 2007 was $19.1  million and included a $13.3 million increase in net operating assets, principally resulting from an $8.2 million increase in inventory due to seasonal purchases at PoloExpress and Hein Gericke segments.  Net cash used for operating activities for the three months ended December 31, 2006 was $7.7 million and included a $21.0 million increase in net operating assets, principally related to the $16.6 million increase in receivables and $5.5 million increase in inventory, offset partially by $1.8 million increase in accounts payable and accrued liabilities.

     Net cash provided by investing activities for the three months ended December 31, 2007 was $41.6 million, principally resulting from $26.0 million of net proceeds from the sale of investment securities classified as “available-for-sale” and $19.0 million of proceeds from the sale of the Fullerton property, offset partially by $3.4 million of capital expenditures.  Net cash provided by investing activities for the three months ended December 31, 2006 was $3.0 million, including $3.9 million net change in notes receivable, partially offset by $1.2 million of capital expenditures.

     Net cash used in financing activities was $24.4 million for the three months ended December 31, 2007, reflecting $40.6 million of debt repayments offset partially by $16.3 million received on additional borrowings.  Net cash provided by financing activities was $1.9 million for the three months ended December 31, 2006, reflecting $7.3 million received from additional borrowings, offset partially by $5.4 million of debt repayments.

     Our cash needs are generally the highest during our second and third quarters of our fiscal year, when our Hein Gericke and PoloExpress segments purchase inventory in advance of the spring and summer selling seasons. In November 2006, we obtained a financing commitment from a second bank to participate in our seasonal credit facility. Accordingly, €10.0 million ($14.7 million) was available and utilized to finance the fiscal 2007 seasonal trough to support our PoloExpress operations, and €9.0 million ($13.3 million) is available to finance the fiscal 2008 season.

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

     Previously, we considered additional options for reducing our public company costs, including opportunities to take our company private, or “going dark”. An offer to take our company private at $2.73 per share, led by Jeffrey Steiner, our Chairman and Chief Executive Officer, and Philip Sassower, was terminated.  As of this date, no further discussions are on-going. However, our senior management will continue to pursue opportunities to reduce our public costs and our corporate expenses and consider any other opportunities to restructure our existing debt and pursue additional merger, acquisition, and divestiture opportunities. Additionally, in December 2007, a fund known as the Phoenix Group led by Phillip Sassower, purchased approximately 30% of our outstanding Class A common stock through a tender offer. In his offering, Mr. Sassower indicated he would be taking an active shareholder role to pursue the enhancement of value for our shareholders, and provide the Company with doors for which it may access additional capital. On January 10, 2008, Mr. Sassower and another associate of Phoenix Group, Mr. Goran, were elected to our Board of Directors.

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

Off Balance Sheet Items

     On December 31, 2007, approximately $0.6 million of bank loans received by retail shop partners in the PoloExpress and Hein Gericke segments were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us. These guarantees were assumed by us when we acquired the PoloExpress and Hein Gericke businesses. We have guaranteed loans to shop partners for the purchase of store fittings in certain locations where we sell our products. The loans are secured by the store fittings purchased to outfit these retail stores.

Contractual and Other Obligations

     At December 31, 2007, we had contractual commitments to repay debt, to make payments under operating and capital lease obligations, to make pension contribution payments, and to purchase the remaining 7.5% interest in PoloExpress.  Our operations enter into purchase commitments in the normal course of business.

     Payments due under our debt obligations, including capital lease obligations, are expected to be $46.4 million for the remainder of fiscal 2008, $4.0 million in fiscal 2009, $1.0 million in fiscal 2010, and none thereafter.  Payments due under our operating lease obligations will be $20.9 million for the remainder of fiscal 2008, $23.0 million in fiscal 2009, $17.1 million in fiscal 2010, $13.7 million in fiscal 2011, $11.1 million in fiscal 2012, and $54.1 million thereafter.

     At December 31, 2007, we had outstanding borrowings of $12.6 million on a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our Aerospace segment, and $3.8 million was available for future borrowings at December 31, 2007. Borrowings under the facility are collateralized by a security interest in the assets of our Aerospace segment. The loan bears interest at 1.0% over prime (8.3% at December 31, 2007) and we pay a non-usage fee of 0.5%. In February 2008, this credit facility was extended through March 31, 2008, at which time the full amount of this obligation is due unless extended an additional 12 months.  We are subject to a Fixed Charge Coverage Ratio covenant, as defined, under the terms of this facility.  At December 31, 2007, we were in compliance with the loan covenant.

     Based upon our actuary’s assumptions and projections completed for last fiscal year, our projected future contribution requirements under the Pension Protection Act of 2006 will be $3.3 million for the remainder of fiscal 2008, $6.2 million in fiscal 2009, $6.2 million in fiscal 2010, $6.0 million in fiscal 2011, $5.8 million in fiscal 2012, and $14.4 million thereafter. In lieu of these changes, we are currently evaluating the pension asset portfolio mix to determine the appropriate level of maximizing investment returns while maintaining a reasonable and tolerable level of risk.

     In addition, we are required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

     We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At December 31, 2007, we had contingent liabilities of $3.5 million on commitments related to outstanding letters of credit.

     Currently, we are not being audited by the IRS for any years. The Company was being audited in Germany for 1997 through 2002.  However, in October 2007 the liability or reimbursements for any taxes due as a result of this audit was assumed by Alcoa under the terms of a global settlement of a number of issues related to the sale of the Company’s fastener business.  Thus our liability was reduced by approximately $7.3 million.  Thus, our tax liability was $0.1 million at December 31, 2007.

     We have $38.6 million classified as Other accrued liabilities at December 31, 2007, including $16.0 million due to purchase the remaining 7.5% interest in PoloExpress in April 2008, $0.4 million for accrued income taxes, and $0.1 million for accrued interest.  The remaining $22.1 million does not have specific payment terms or other similar contractual arrangements.  On February 28, 2008, Mr. Klaus Esser exercised his put option requiring the Company to acquire the remaining 7.5% interest in PoloExpress.

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

     Interest Rate Risk: In May 2004, we issued a floating rate note with a principal amount of €25.0 million. Embedded within the promissory note agreement is an interest rate cap protecting one half of the €25.0 million borrowed. The embedded interest rate cap limits to 6% the 3-month EURIBOR interest rate that we must pay on the promissory note. We paid approximately $0.1 million to purchase the interest rate cap. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. We are accounting for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument. At December 31, 2007, the fair value of this instrument is nominal.

     Essentially all of our other outstanding debt is variable rate debt.  We are exposed to risks of rising interest rates, which could result in rising interest costs.

     Foreign Currency Risk: We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, if we deem it appropriate, we may consider utilizing foreign currency forward contracts in the future. For the three months ended December 31, 2007, we estimate that 59% of our total revenues were denominated in currencies other than the U.S. dollar. We estimate that revenue and operating expenses for the three months ended December 31, 2007 were higher by $3.8 million and $2.8 million, respectively, as a result of changes in exchange rates compared to the three months ended December 31, 2006.  At December 31, 2007, we had $27.0 million of working capital denominated in foreign currencies. At December 31, 2007, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency at December 31, 2007:

					Total
	Euro	British Pound	Swiss Franc	Other	Exposure
Revenues	75%	21%	4%	0%	100%
Operating Expenses	78%	18%	4%	0%	100%
Working Capital	70%	21%	6%	3%	100%

     A hypothetical 10% strengthening of the U.S. dollar during the three months ended December 31, 2007 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $3.6 million and a $1.2 million improvement in our operating loss compared to what was actually reported. Working capital at December 31, 2007 would have been approximately $2.4 million lower than actually reported if we had used this hypothetical stronger U.S. dollar.

     Inflation: We believe that inflation has not had a material impact on our results of operations for the three months ended December 31, 2007. However, we cannot assure you that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 4.  CONTROLS AND PROCEDURES

Material Weaknesses in Disclosure Controls and Procedures

     As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, and based on this evaluation, noted the continued existence of material weaknesses in our disclosure controls and procedures related to accounting for income taxes and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 5, or a combination of significant deficiencies, that results in a reasonable possibility that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected by company personnel on a timely basis.

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

     Notwithstanding the foregoing efforts, we are continuing to undertake steps to resolve the material weaknesses described above.      During fiscal 2007, we hired an additional person with significant technical accounting experience, accelerated the timing of internal communication to discuss the accounting for non-routine or complex transactions, and hired an additional person with significant tax experience.  However, more time is required to remediate the material weaknesses noted above.

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

Item 1A.  Risk Factors

     A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. There have been no material changes in our risks from such description.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     There were no unregistered sales of equity securities.

Item 5.  Other Information

     The Board of Directors has established a Governance and Nominating Committee consisting of non-employee independent directors, which, among other functions, identifies individuals qualified to become board members, and selects, or recommends that the Board select, the director nominees for the next annual meeting of shareholders.  As part of its director selection process, the Committee considers recommendations from many sources, including:  management; other board members; and the Chairman.  The Committee will also consider nominees suggested by stockholders of the Company. Stockholders wishing to nominate a candidate for director may do so by sending the candidate’s name, biographical information and qualifications to the Chairman of the Governance and Nominating Committee c/o the Corporate Secretary, The Fairchild Corporation, 1750 Tysons Blvd., Suite 1400, McLean, Virginia  22102.

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

Date:           March 27, 2008