Form 10-Q
period 2008-03-31
FAIRCHILD CORP
filed 2008-05-15
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008
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

On April 30, 2008, the number of shares outstanding of each of the Registrant’s classes of common stock was as follows:

Title of Class
Class A Common Stock, $0.10 Par Value	22,604,835
Class B Common Stock, $0.10 Par Value	2,621,338

THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2008

     All references in this Quarterly Report on Form 10-Q to the terms ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ the ‘‘Company,’’ and ‘‘Fairchild’’ refer to The Fairchild Corporation and its subsidiaries. All references to ‘‘fiscal’’ in connection with a year shall mean the 12 months ended September 30th.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	March 31, 2008	September 30, 2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents - unrestricted	$10,659	$9,527
Cash and cash equivalents - restricted	3,976	3,243
Short-term investments - unrestricted	2,553	2,192
Short-term investments - restricted	21,901	46,129
Accounts receivable-trade, less allowances of $1,355 and $1,202	13,743	16,564
Inventories, less reserves for obsolescence of $18,333 and $16,918	148,353	118,205
Current assets of discontinued operations	-	1,338
Prepaid expenses and other current assets	18,567	10,031
Total Current Assets	219,752	207,229

Property, plant and equipment, net of accumulated depreciation of $40,021 and $33,284	61,705	56,523
Goodwill	14,032	13,721
Amortizable intangible assets, net of accumulated amortization of $2,719 and $2,322	567	892
Non-amortizable intangible assets	37,097	33,509
Deferred loan fees	456	1,525
Long-term investments - unrestricted	3,249	3,499
Long-term investments - restricted	11,751	21,190
Notes receivable	2,601	3,459
Noncurrent assets of discontinued operations	-	7,879
Other assets	9,755	7,928
TOTAL ASSETS	$360,965	$357,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2008	September 30, 2007
	(unaudited)
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$51,866	$36,235
Accounts payable	64,633	32,128
Accrued liabilities:
Salaries, wages and commissions	10,477	10,521
Insurance	6,656	6,224
Other accrued liabilities	34,370	42,212
Current liabilities of discontinued operations	-	13,139
Total Current Liabilities	168,002	140,459

Long-term debt, less current maturities	5,377	25,767
Other long-term liabilities	14,125	15,247
Pension liabilities	33,140	34,825
Retiree health care liabilities	15,384	16,231
Deferred tax liability	3,303	4,884
Noncurrent income taxes	4,305	10,936
Noncurrent liabilities of discontinued operations	16,118	16,120
TOTAL LIABILITIES	259,754	264,469
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,480 shares issued and 22,605 shares outstanding	3,047	3,047
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 shares issued and outstanding	262	262
Paid-in capital	232,652	232,639
Treasury stock, at cost, 7,875 shares of Class A common stock	(76,352)	(76,352)
Accumulated deficit	(17,395)	(16,021)
Note due from stockholder	(43)	(43)
Accumulated other comprehensive loss	(40,960)	(50,647)
TOTAL STOCKHOLDERS' EQUITY	101,211	92,885
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$360,965	$357,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

REVENUE:
Net sales	$85,164	$80,775	$151,266	$141,160

COSTS AND EXPENSES:
Cost of goods sold	52,066	49,268	95,016	87,278
Selling, general & administrative	45,873	40,486	87,027	76,771
Other income, net	(1,185)	(779)	(557)	(3,867)
Amortization of intangibles	202	141	394	279
	96,956	89,116	181,880	160,461

OPERATING LOSS	(11,792)	(8,341)	(30,614)	(19,301)

Interest expense	(1,487)	(3,707)	(4,657)	(8,360)
Interest income	340	630	915	1,750
Net interest expense	(1,147)	(3,077)	(3,742)	(6,610)
Investment income	558	736	494	1,932
Loss from continuing operations before income taxes	(12,381)	(10,682)	(33,862)	(23,979)
Income tax (provision) benefit	647	(49)	3,232	(656)
Equity in income of affiliates, net	-	-	-	89
Loss from continuing operations	(11,734)	(10,731)	(30,630)	(24,546)
Net income (loss) from discontinued operations	(1,020)	(982)	10,624	(3,162)
Net gain on disposal of discontinued operations	4,221	32,815	18,632	45,315
NET EARNINGS (LOSS)	$(8,533)	$21,102	$(1,374)	$17,607

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	$(0.47)	$(0.42)	$(1.21)	$(0.97)
Net income (loss) from discontinued operations	(0.04)	(0.04)	0.42	(0.13)
Net gain on disposal of discontinued operations	0.17	1.30	0.74	1.80
NET EARNINGS (LOSS)	$(0.34)	$0.84	$(0.05)	$0.70
Weighted average shares outstanding:
Basic and Diluted	25,226	25,226	25,226	25,226

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(1,374)	$17,607
Adjustment to reconcile net earnings (loss) to net cash used for operating activities:
Depreciation and amortization	5,342	4,028
Noncash interest expense	1,570	2,844
Provision for doubtful accounts	207	397
Reserve for inventory obsolescence	846	360
Deferred income taxes	(3,760)	-
Gain on collection of note receivable	-	(2,110)
Compensation expense from stock options	13	13
Equity in income of affiliates	-	(89)
Loss from impairments	250	-
Realized gain from sale of investments	(725)	(1,294)
Net sales of trading securities	6,217	32,381
Change in cash and cash equivalents - restricted	(733)	-
Changes in operating assets and liabilities	(15,977)	(16,392)
Net cash provided by (used for) operating activities	(8,124)	37,745
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,408)	(3,690)
Net proceeds from the sale of available-for-sale investment securities	27,141	29
Proceeds from sale of equity investment in affiliates	-	95
Changes in notes receivable	497	3,767
Net cash provided by investing activities	21,230	201
Cash flows from financing activities:
Proceeds from issuance of debt	18,635	15,031
Debt repayments	(26,744)	(16,973)
Payment of financing fees	(135)	(18)
Net cash used for financing activities	(8,244)	(1,960)
Net increase in cash and cash equivalents from continuing operations	4,862	35,986
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(17,129)	(45,277)
Cash flows from investing activities of discontinued operations	26,205	12,500
Cash flows from financing activities of discontinued operations	(13,000)	-
Net cash used for discontinued operations	(3,924)	(32,777)
Net change in cash and cash equivalents	938	3,209
Effect of exchange rate changes on cash	194	253
Cash and cash equivalents, beginning of the period	9,527	8,541
Cash and cash equivalents, end of the period	$10,659	$12,003

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated balance sheet as of March 31, 2008, and the condensed consolidated statements of operations and cash flows for the periods ended March 31, 2008 and 2007 have been prepared by us, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented, have been made.

     The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.  The results of operations for the periods ended March 31, 2008 and March 31, 2007 are not necessarily indicative of the operating results for the full year.  Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

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

Liquidity

     The Company has experienced losses from operations and negative operating cash flows, after adjusting for proceeds from sale of securities classified as “trading”, in each of the years for the three years ended September 30, 2007 and continuing through the six months ended March 31, 2008.  Although the Company believes its financial resources are sufficient to fund its operations and other contractual obligations in the near term, our cash needs could be substantially higher than projected.  The Company believes it has sufficient financial flexibility to meet near term liquidity needs, including the potential to refinance existing debt, borrow additional funds, sell non-core assets, or further reduce operational cash disbursements.  However, external factors could impact our ability to execute these alternatives.

Inventories

     Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out ("FIFO") method. Inventories consisted of the following:

(In thousands)	March 31, 2008	September 30, 2007
Finished goods	$147,766	$117,704
Raw materials and work-in-process	587	501
Total inventories	$148,353	$118,205

Stock-Based Compensation

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, we recognized a nominal amount of compensation cost in the three and six months ended March 31, 2008 and 2007. No tax benefit and deferred tax asset were recognized because our tax position reflects a full domestic valuation allowance against deferred tax assets.

     Our employee stock option plan expired in April 2006 and our non-employee directors’ stock option plan expired in September 2006.  As of March 31, 2008, outstanding stock options on Class A common stock reflected only those stock options granted prior to the expiration of the plans.  No stock options were granted during the six months ended March 31, 2008.  On March 31, 2008, we had outstanding stock option awards of 125,000, of which 57,500 stock option awards were vested.  The Company is prohibited from entering any new stock option plans until March 2009.

Comprehensive Income (Loss)

     The activity in other comprehensive income (loss) was:

	Three months ended		Six months ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007
Net earnings (loss)	$(8,533)	$21,102	$(1,374)	$17,607
Employee benefit related	850	-	1,280	-
Net unrealized holding gains (losses) on available-for-sale securities	(1,161)	(314)	(946)	1,947
Foreign currency translation adjustments	6,934	784	9,353	3,818
Other comprehensive income (loss)	$(1,910)	$21,572	$8,313	$23,372

     The components of accumulated other comprehensive loss were:

(In thousands)	March 31, 2008	September 30, 2007
Defined benefit pension plans	$(66,646)	$(67,926)
Net unrealized holding gains on available-for-sale securities	4,699	5,645
Foreign currency translation adjustments	20,987	11,634
Accumulated other comprehensive loss	$(40,960)	$(50,647)

2.	CASH EQUIVALENTS AND INVESTMENTS

     Management determines the appropriate classification of our investments at the time of acquisition and reevaluates such determination at each balance sheet date.  Cash equivalents and investments consist primarily of money market accounts, investments in United States government securities, investment grade corporate bonds, credit derivative obligations, and equity securities.  Investments in common stock of public corporations are recorded at fair market value and classified as trading securities or available-for-sale securities.  Investments in credit derivative obligations are recorded at fair market value and classified as available-for-sale securities. Other long-term investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of private companies and limited partnerships.

     Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as accumulated other comprehensive income (loss), except to the extent that unrealized losses are deemed to be other than temporary, in which case such unrealized losses are reflected in earnings.  Trading securities are carried at fair value, with unrealized holding gains and losses included in investment income.  Investments in equity securities and limited partnerships that do not have readily determinable fair values are stated at cost and are categorized as other investments. Realized gains and losses are determined using the specific identification method based on the trade date of a transaction.  Interest on government and corporate obligations are accrued at the balance sheet date.

     A summary of the cash equivalents and investments held by us is as follows:

	March 31, 2008		September 30, 2007
	Aggregate		Aggregate
	Fair	Cost	Fair	Cost
(In thousands)	Value	Basis	Value	Basis
Cash and cash equivalents:
Money market and other cash funds	$10,659	$10,659	$9,527	$9,527
Money market and other cash funds - restricted	3,976	3,976	3,243	3,243
Total cash and cash equivalents	14,635	14,635	12,770	12,770

Short-term investments:
Money market funds – available-for-sale – restricted (a)	6,883	6,883	32,485	32,485
Equity securities – trading securities	217	217	-	-
Equity and equivalent securities – available-for-sale	2,336	1,928	2,192	932
Equity and equivalent securities – available-for-sale - restricted	15,018	11,565	13,644	11,565
Total short-term investments	24,454	20,593	48,321	44,982

Long-term investments:
Money market funds – available-for-sale – restricted	6,543	6,543	6,643	6,643
Corporate bonds – available-for-sale – restricted	-	-	6,300	6,300
Equity and equivalent securities – available-for-sale – restricted	5,208	4,370	8,247	5,941
Other investments, at cost	3,249	3,249	3,499	3,499
Total long-term investments	15,000	14,162	24,689	22,383
Total cash equivalents and investments	$54,089	$49,390	$85,780	$80,135

(a)	Investment with fair value of $1.3 million at September 30, 2007 reclassified to current assets of discontinued operations.

     On March 31, 2008 and September 30, 2007, we had restricted cash and investments of $37.6 million and $71.8 million, respectively, all of which are maintained as collateral for certain debt facilities, the Esser put option, environmental matters, and escrow arrangements. On March 31, 2008 and September 30, 2007, cash of $9.1 million and $8.5 million, respectively, is held by our European subsidiaries which have debt agreements that place restrictions on the amount of cash that may be transferred outside the borrowing companies. For additional information on debt see Note 3.

     On March 31, 2008, we had gross unrealized holding gains from available-for-sale securities of $4.7 million. On September 30, 2007, we had gross unrealized holding gains from available-for-sale securities of $5.6 million. We use the specific identification method to determine the gross realized gains (losses) from sales of available-for-sale securities.

3.	DEBT

     At March 31, 2008 and September 30, 2007, notes payable and long-term debt consisted of the following:

(In thousands)	March 31, 2008	September 30, 2007
Revolving credit facilities – Hein Gericke	$14,806	$11,410
Revolving credit facilities – PoloExpress	17,380	-
Revolving credit facility – Aerospace	11,690	12,042
Current maturities of long-term debt	7,990	25,783
Less: debt included in current liabilities of discontinued operations	-	(13,000)
Total notes payable and current maturities of long-term debt	51,866	36,235
GoldenTree term loan – Corporate	-	20,938
Term loan agreement – Hein Gericke	2,370	3,711
Term loan agreement – PoloExpress	4,582	6,992
Promissory note – Corporate	-	13,000
GMAC credit facility – Hein Gericke	3,545	3,511
Other notes payable, collateralized by assets	2,568	2,674
Capital lease obligations	302	724
Less: current maturities of long-term debt	(7,990)	(25,783)
Net long-term debt	5,377	25,767
Total debt	$57,243	$62,002

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

     Credit Facilities at Hein Gericke and PoloExpress

     At March 31, 2008, our Hein Gericke and PoloExpress segments had outstanding borrowings of $39.1 million (€24.8 million) due under their credit facilities with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt AG.  These facilities include a revolving credit facility at Hein Gericke GmbH, a seasonal credit facility at PoloExpress, a credit line at PoloExpress, and term loan facilities covering both segments.

     The revolving credit facility at Hein Gericke Deutschland GmbH provides a credit line of €10.0 million ($14.8 million outstanding and $1.0 million available at March 31, 2008), at interest rates of 3.5% over the three-month Euribor (8.3% at March 31, 2008) and matures annually.  For this revolving credit line, we must pay a 1.25% per annum non-utilization fee.

     On March 1, 2006, our PoloExpress segment entered into an €11.0 million ($17.4 million at March 31, 2008) seasonal credit line with Stadtsparkasse Düsseldorf. The seasonal facility will reduce by €1.0 million per year and expires on June 30, 2008.  On November 30, 2006, we amended the seasonal credit line with Stadtsparkasse Düsseldorf to include HSBC Trinkaus & Burkhardt AG as a second lender. This amendment allows us to borrow the full €9.0 million ($14.2 million at March 31, 2008) facility for the 2008 season.  As of March 31, 2008, we borrowed the full amount of this facility.  The seasonal credit line bears interest at 1.5% over the three-month Euribor rate (6.3% at March 31, 2008) when utilized as a short-term credit facility and 2.75% over the European Overnight Interest Average rate (6.9% at March 31, 2008) when utilized as an overdraft facility.  In addition, we must pay a 1.25% per annum non-utilization fee on the available facility during the seasonal drawing period.

     On February 18, 2008, our PoloExpress segment entered into a €2.0 million ($3.2 million at March 31, 2008) credit line with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt AG.  This credit line expired on April 30, 2008, but was extended through May 31, 2008, and bears interest at 2.75% over the European Overnight Interest Average rate (6.9% at March 31, 2008).  As of March 31, 2008, we borrowed the full amount of this facility.

     Outstanding borrowings under the term loan facilities have blended interest rates, with €4.3 million ($6.8 million at March 31, 2008) bearing interest at 1% over the three-month Euribor rate (5.8% at March 31, 2008), with an interest rate cap protection in which our interest expense would not exceed 6% on 50% of debt, and the remaining €0.1 million ($0.2 million at March 31, 2008) bearing interest at a fixed rate of 6%. The term loans mature on March 31, 2009, and are secured by the assets of Hein Gericke Deutschland GmbH and PoloExpress and specified guarantees provided by the German State of North Rhine-Westphalia.

     The loan agreements require Hein Gericke Deutschland and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke Deutschland to maintain equity of €44.5 million ($70.3 million at March 31, 2008), as defined in the loan contracts.  No dividends may be paid by Hein Gericke Deutschland unless such covenants are met and dividends may be paid only up to its consolidated after tax profits. As of March 31, 2008, Hein Gericke borrowed approximately €5.4 million ($8.6 million at March 31, 2008) from our subsidiary, Fairchild Holding Corp., which is not subject to restriction against repayment.  The loan agreements have certain restrictions on other forms of cash flow from Hein Gericke Deutschland. In addition, the loan covenants require Hein Gericke Deutschland and PoloExpress to maintain inventory and receivables in excess of €50.0 million ($79.0 million at March 31, 2008).  The loan covenants also require Hein Gericke Deutschland to maintain inventory and accounts receivable at a rate of one and one half times the net debt position.  At March 31, 2008, we were in compliance with the loan covenants.

     At March 31, 2008, our subsidiary, Hein Gericke UK Ltd had outstanding borrowings of $3.5 million (£1.8 million) on its £5.0 million ($10.0 million) credit facility with GMAC. The loan bears interest at 2.25% above the base rate of Lloyds TSB Bank Plc (7.5% at March 31, 2008).  In February 2008, this facility was extended through April 30, 2010.  We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK Ltd and an investment with a fair market value of $5.2 million at March 31, 2008. The most restrictive covenants require Hein Gericke UK to maintain a minimum level of EBITDA and a maximum level of inventory turns (“Inventory Turns”) as defined.  At March 31, 2008, Hein Gericke UK was in compliance with both covenants.

     Credit Facility at Aerospace Segment

     At March 31, 2008, we had outstanding borrowings of $11.7 million on a $20.0 million asset based revolving credit facility with CIT. The amount that we can borrow under the facility is based upon inventory and accounts receivable at our Aerospace segment, and $1.5 million was available for future borrowings at March 31, 2008. Borrowings under the facility are collateralized by a security interest in the assets of our Aerospace segment. The loan bears interest at the greater of either 2.0% over prime or 4.25% over the one month LIBOR rate (7.3% at March 31, 2008) and we pay a non-usage fee of 0.5%. In March 2008, this credit facility was extended through February 27, 2009, at which time the full amount of this obligation is due unless extended for an additional 12 months.  We are subject to a Fixed Charge Coverage Ratio covenant, as defined, under the terms of this facility.  At March 31, 2008, we were in compliance with the loan covenant.

     Promissory Note – Corporate

     At September 30, 2007, we had an outstanding loan of $13.0 million with Beal Bank, SSB. The loan was evidenced by a Promissory Note dated as of August 26, 2004, and was collateralized by a mortgage lien on the Company’s real estate in Huntington Beach, California, Fullerton, California, and Wichita, Kansas. Interest on the note was at the rate of one-year LIBOR (determined on an annual basis), plus 6% (11.2% at September 30, 2007), and was payable monthly.  On September 30, 2007, approximately $1.3 million of the loan proceeds were held in escrow to fund specific improvements to the mortgaged property.  On October 31, 2007, the note was repaid in full.  On December 4, 2007, $1.3 million of funds in escrow was released to the Company.

     Guaranties

     At March 31, 2008, we included $1.0 million as debt for guaranties assumed by us of retail shop partners’ indebtedness incurred for the purchase of store fittings in Germany. These guaranties were issued by our subsidiaries in the PoloExpress segment and are collateralized by the fittings in the stores of the shop partners for whom we have guaranteed indebtedness.  In addition, at March 31, 2008, approximately $0.4 million of bank loans received by retail shop partners in the PoloExpress and Hein Gericke segments were guaranteed by our subsidiaries prior to our acquisition of the PoloExpress and Hein Gericke businesses and are not reflected on our balance sheet because these loans have not been assumed by us.

     Letters of Credit

     We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee payment of our workers’ compensation liabilities. At March 31, 2008, we had contingent liabilities of $3.2 million, on commitments related to outstanding letters of credit which were secured by restricted cash collateral.

4.	PENSIONS AND POSTRETIREMENT BENEFITS

     The Company and its subsidiaries sponsor three qualified defined benefit pension plans and several other postretirement benefit plans. The components of net periodic benefit cost from these plans are as follows:

	Pension Benefits				Postretirement Benefits
	Three months ended		Six months ended		Three months ended		Six months ended
	March 31,		March 31,		March 31,		March 31,
(In thousands)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$85	$79	$170	$158	$-	$3	$-	$6
Interest cost	1,807	2,376	3,197	4,758	132	380	410	760
Expected return on assets	(1,779)	(3,047)	(3,557)	(6,094)	-	-	-	-
Amortization of prior service cost	65	65	130	130	-	(392)	-	(784)
Amortization of actuarial loss	742	810	1,484	1,610	43	264	87	528
Net periodic pension cost	920	283	1,424	562	$175	$255	$497	$510
Settlement charge (a)	-	283	-	557
Total net pension cost	$920	$566	$1,424	$1,119

(a)	The 2007 settlement resulted from lump sum distributions from our SERP plan.

     Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. Current actuarial projections indicate cash contribution requirements of $2.2 million for the remainder of 2008, $6.2 million in 2009, $6.2 million in 2010, $6.0 million in 2011, $5.8 million in 2012, and $14.4 million from 2013 through 2015. We are also required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit.  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 is expected to result in improved financial results for employers, including us, that provide prescription drug benefits for their Medicare-eligible retirees. In October 2005, we amended our non-class action retiree medical plans to terminate the prescription drug coverage for Medicare eligible participants effective January 1, 2006.  In September 2007, we decided to amend certain retiree medical plans to eliminate subsidized supplemental Medicare insurance coverage for the current and future retirees of our non-class action retiree medical plans effective January 1, 2008.  This action provided income recognition of approximately $11.8 million in fiscal 2007 as a result of the reduction in our postretirement benefits liabilities.  We expect to receive $0.4 million in each of the next 5 years from the Medicare Prescription Subsidy.

5.	EARNINGS (LOSS) PER SHARE

     The following table illustrates the computation of basic and diluted loss per share:

	Three months ended		Six months ended
	March 31,		March 31,
(In thousands, except per share data)	2008	2007	2008	2007
Basic loss per share:
Loss from continuing operations	$(11,734)	$(10,731)	$(30,630)	$(24,546)
Weighted average common shares outstanding	25,226	25,226	25,226	25,226
Basic loss from continuing operations per share	$(0.47)	$(0.42)	$(1.21)	$(0.97)

Diluted loss per share:
Loss from continuing operations	$(11,734)	$(10,731)	$(30,630)	$(24,546)
Weighted average common shares outstanding	25,226	25,226	25,226	25,226
Diluted effect of options	antidilutive	antidilutive	antidilutive	antidilutive
Total shares outstanding	25,226	25,226	25,226	25,226
Diluted loss from continuing operations per share	$(0.47)	$(0.42)	$(1.21)	$(0.97)

     The computation of diluted loss from continuing operations per share for the three and six months ended March 31, 2008 excluded the effect of 125,000 incremental common shares attributable to the potential exercise of common stock options outstanding because the effect was antidilutive.  The computation of diluted loss from continuing operations per share for the three and six months ended March 31, 2007 excluded the effect of 322,917 incremental common shares attributable to the potential exercise of common stock options outstanding because the effect was antidilutive.

6.	INCOME TAXES

     We adopted the provisions of Financial Accounting Standards Board Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109, on October 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we accrued $0.4 million of interest related to uncertain tax positions.

7.	EQUITY SECURITIES

     We had 22,604,835 shares of Class A common stock and 2,621,338 shares of Class B common stock outstanding at March 31, 2008.  Class A common stock is traded on the New York Stock Exchange.  There is no public market for the Class B common stock.  The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock.  The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.

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

     In connection with our plans to dispose of certain real estate, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition. In addition, we have identified several areas of potential contamination related to, or arising from other facilities owned, or previously owned, by us, that may require us either to take corrective action or to contribute to a clean-up. We are also a defendant in several lawsuits and proceedings seeking to require us to pay for investigation or remediation of environmental matters, and for injuries to persons or property allegedly caused thereby, and we have been alleged to be a potentially responsible party at various "superfund" sites. We believe that we have recorded adequate accruals in our financial statements for the estimated cost to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set-off against, any environmental liability, unless such parties are contractually obligated to contribute and are not disputing such liability.

     We, either on our own or through our insurance carriers, are contesting these matters.  In certain instances, our insurers are defending us under “reservations of (their) rights” and may later deny coverage, in whole or in part.  We have had and are currently involved in litigations with our carriers over their denials of coverage or failure to defend our interests.  In the opinion of management, the ultimate resolution of litigation against us should not have a material adverse effect on our financial condition, future results of operations or net cash flows.  However, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future.  There exists a possibility that a material adverse impact on our financial position and results of operations could occur in a period during which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

     In October 2003, we learned that volatile organic compounds had been detected in amounts slightly exceeding regulatory thresholds in a town water supply well in East Farmingdale, New York. Subsequent sampling of groundwater from the extraction wells to be used in the remediation system for this site has indicated that contaminant levels at the extraction point are significantly higher than previous sampling results indicated.  These compounds may, to an as yet undetermined extent, be attributable to a groundwater plume containing volatile organic compounds, which may have had its source, at least in part, from plant operations conducted by a predecessor of ours in Farmingdale. We are aiding East Farmingdale in its investigation of the source and extent of the volatile organic compounds, and may assist it in treatment. In the six months ended March 31, 2008, we contributed approximately $0.4 million toward this remediation, but may be required to pay additional amounts of up to $6.9 million over the next 20 years.  As of March 31, 2008 and September 30, 2007, we had accrued liabilities outstanding of $6.9 million and $7.2 million, respectively, for this remediation.

     We incurred no expense for environmental matters in the three and six months ended March 31, 2008.  We expensed $0.1 million and $1.6 million in discontinued operations for environmental matters in the three and six months ended March 31, 2007.  As of March 31, 2008 and September 30, 2007, the consolidated total of our recorded liabilities for environmental matters was approximately $12.9 million and $15.0 million, respectively, which represented the estimated probable exposure for these matters. On March 31, 2008, $2.2 million of these liabilities was classified as other accrued liabilities, $1.0 million was classified as noncurrent liabilities of discontinued operations, and $9.7 million was classified as other long-term liabilities. It is reasonably possible that our exposure for these matters could be approximately $19.2 million.

     The sales agreement with Alcoa includes an indemnification for legal and environmental claims in excess of $8.45 million, for our fastener business.  As of June 30, 2007, Alcoa contacted us concerning additional potential health and safety claims of approximately $22.6 million.  On June 25, 2007, the Company received an arbitration ruling awarding Alcoa approximately $4.0 million from the Company’s $25.0 million escrow account.  On October 31, 2007, the Company and Alcoa resolved all disputes related to the 2002 sale of the fastener business to Alcoa.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa paid us an additional $0.6 million.  At the time of the resolution, we sold to Alcoa our property in Fullerton, California.

     Asbestos Matters

     On January 21, 2003, we and one of our subsidiaries were served with a third-party complaint in an action brought in New York by a non-employee worker and his spouse alleging personal injury as a result of exposure to asbestos-containing products.  The defendant, who is one of many defendants in the action, purchased a pump business from us, and asserts the right to be indemnified by us under its purchase agreement.  The aforementioned case was discontinued as to all defendants, thereby extinguishing the indemnity claim against us in the instant case. However, the purchaser notified us of, and claimed a right to indemnity from us in relation to thousands of other asbestos-related claims filed against it.  We have not received enough information to assess the impact, if any, of the other claims. During the last 55 months, the Company has been served directly by plaintiffs’ counsel in cases related to the same pump business. A couple of these cases were dismissed as to all defendants based upon forum objections. The Company was voluntarily dismissed from additional pump business cases during the same period, without the payment of any consideration to plaintiffs. The Company, in coordination with its insurance carriers, intends to aggressively defend against the remaining claims.

     During the last 55 months, the Company, or its subsidiaries, has been served with separate complaints in actions filed in various venues by non-employee workers, alleging personal injury or wrongful death as a result of exposure to asbestos-containing products other than those related to the pump business.  The plaintiffs’ complaints do not specify which, if any, of the Company’s former products are at issue, making it difficult to assess the merit and value, if any, of the asserted claims.  The Company, in coordination with its insurance carriers, intends to aggressively defend against these claims.  However, the Company’s insurers are defending the Company under a so called “reservation of rights”.

     During the same time period, the Company has resolved similar, non-pump, asbestos-related lawsuits that were previously served upon the Company. In most of the cases, the Company was voluntarily dismissed, without the payment of any consideration to plaintiffs.  The remaining few cases were settled for nominal amounts.

     Certain of the asbestos suits filed in New York relate to a product known as Patterson Pump. The Company has very little knowledge concerning Patterson Pump and believes that successorship liability followed the sale of the product line to another entity. The carriers defending those suits have taken the position that the automatic stay in the Bankruptcy of Skinner Engine, one of the Company's former product lines, prevents them from paying any indemnity on the asbestos suits. Because the Company has been successful in obtaining dismissals of most of the New York asbestos suits, the carriers' reservation of rights as to indemnity has not been an issue until recently.  One of the New York asbestos suits was scheduled for trial on May 5, 2008.  The carriers notified the Company that the automatic stay in the Skinner Engine bankruptcy would prevent them from satisfying any judgments in the event the plaintiff received a verdict.  However, before trial, the Company's motion for summary judgment was granted and Fairchild was dismissed from the suit.  As a result of the foregoing, the Company has determined that it will file a motion in the Skinner Engine bankruptcy to lift the stay so that the carriers will be required to respond to any potential verdicts that may be handed down in the future.

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

    Settlement efforts to date have not been successful with either the Bureau or the two surety companies.  On August 17, 2007, the Attorney General of Ohio filed a lawsuit on behalf of the Bureau in the Court of Common Pleas of Franklin County, Ohio.  The State is now seeking to recover from the Company $7.9 million, plus interest and other costs.  This claim represents the amount remaining after the Bureau’s settlements with the two surety companies.  On August 21, 2007, the two surety companies sued the Company to recover on indemnification obligations allegedly due to them, in the aggregate amount of $1.1 million, including interest to that date and other costs.

     The Company has filed answers to the three complaints and successfully moved to consolidate the three actions.  The Company intends to vigorously defend these actions.  As of March 31, 2008, we had accrued liabilities outstanding of $2.0 million related to the claim made by the Bureau.

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

9.	DISCONTINUED OPERATIONS

  The components of discontinued operations are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007
Net rental revenues	$133	$237	$247	$475

COSTS AND EXPENSES
Cost of rental revenues	46	51	60	107
Selling, general & administrative	866	923	(3,389)	2,889
Other income, net	-	(144)	-	(144)
	912	830	(3,329)	2,852

Operating income (loss)	(779)	(593)	3,576	(2,377)
Net interest expense	118	389	118	785
Income (loss) from discontinued operations before income taxes	(897)	(982)	3,458	(3,162)
Income tax (provision) benefit	(123)	-	7,166	-
Net income (loss) from discontinued operations	$(1,020)	$(982)	$10,624	$(3,162)

     Income (loss) from discontinued operations includes the results of our Fullerton and Huntington Beach properties prior to their sale, and certain legal and environmental expenses associated with our former businesses.  The loss from discontinued operations for the three months ended March 31, 2008 consists primarily of $0.4 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago.  The income from discontinued operations for the six months ended March 31, 2008 consists principally of a $7.4 million reversal of German tax reserves and a $4.0 million reversal of environmental costs associated with the settlement with Alcoa, offset partially by $0.6 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago.  The loss from discontinued operations for the three months ended March 31, 2007 consists primarily of $0.7 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago.  The loss from discontinued operations for the six months ended March 31, 2007 consists primarily of $4.3 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago and a $1.6 million increase in our environmental accrual, offset partially by a $3.3 million insurance reimbursement.

     Certain assets and liabilities remaining from the sales of our Huntington Beach and Fullerton properties in March 2008 and October 2007, respectively, and the sale of our shopping center in July 2006, are being reported as assets and liabilities of discontinued operations at March 31, 2008 and September 30, 2007, as follows:

(In thousands)	March 31, 2008	September 30, 2007
Current assets of discontinued operations:
Short-term investments - restricted	$-	$1,282
Prepaid expenses and other current assets	-	56
Current assets of discontinued operations	-	1,338

Noncurrent assets of discontinued operations:
Property, plant and equipment	-	8,591
Accumulated depreciation	-	(724)
Deferred loan fees	-	12
Noncurrent assets of discontinued operations	-	7,879

Current liabilities of discontinued operations:
Other accrued liabilities	-	13,139
Current liabilities of discontinued operations	-	13,139

Noncurrent liabilities of discontinued operations:
Other long-term liabilities (a)	16,118	16,120
Noncurrent liabilities of discontinued operations	16,118	16,120
Total net liabilities of discontinued operations	$16,118	$20,042

(a)	Represents a $15.1 million deferred gain on the sale of the shopping center and $1.0 million for the estimated minimum cost to remediate environmental matters.

     Net gain on disposal of discontinued operations was comprised of the following:

	Three months ended		Six months ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007
Earnout on sale of fasteners	$-	$-	$-	$12,500
Expiration of tax statutes of limitations	-	32,815	-	32,815
Gain on sale of Fullerton property	95	-	13,997	-
Gain on settlement on sale of Aerostructures	-	-	509	-
Gain on sale of Huntington Beach property	4,126	-	4,126	-
	$4,221	$32,815	$18,632	$45,315

     On October 31, 2007, we sold our property in Fullerton, California to Alcoa for $19.0 million.  We recognized a gain of $14.0 million on this sale.

     In October 2007, we reached a settlement with PCA Aerostructures regarding the June 2005 sale of our Fairchild Aerostructures operation.  Under the terms of the settlement, PCA agreed to pay us $1.75  million.  A payment of $0.5 million was made in October 2007 and a payment of $0.25 million was due in February 2008.  In addition, we agreed to finance the remaining $1.0 million principal owed to us by PCA at a 10% interest rate.  We recognized a gain of $0.5 million from this settlement.

     On March 14, 2008, the Company sold the Huntington Beach property to PCA Aerostructures for $7.2 million.  We recognized a gain of approximately $4.1  million on this sale.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007

Revenues
PoloExpress	$37,796	$31,736	$58,805	$49,945
Hein Gericke	26,587	25,544	46,753	46,078
Aerospace	20,781	23,495	45,708	45,137
Total	$85,164	$80,775	$151,266	$141,160

Operating Income (Loss)
PoloExpress	$(190)	$1,291	$(4,355)	$134
Hein Gericke	(7,525)	(6,139)	(16,872)	(13,681)
Aerospace	923	1,990	2,875	3,353
Corporate and Other	(5,000)	(5,483)	(12,262)	(9,107)
Total	$(11,792)	$(8,341)	$(30,614)	$(19,301)

	March 31,	September 30,
	2008	2007
Total Assets
PoloExpress	$134,674	$96,208
Hein Gericke	103,959	95,897
Aerospace	56,593	49,093
Corporate and Other	65,739	116,156
Total	$360,965	$357,354

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

      During fiscal 2007, our senior management team led an effort to enhance shareholder value with focused goals to generate growth opportunities within our core businesses, establish turnaround actions needed to capitalize on improvement opportunities within our Hein Gericke segment, and liquidate non-core assets at maximized value to reduce our high-yield debt and future cash flow needs.  To date, we have made progress toward achieving these objectives.  Some of the more significant steps taken in fiscal 2007 are discussed below:

•
At our Aerospace segment, we have enhanced our efforts to develop new products. This includes a concentration on expanding penetration of our products and services through a larger group of aircraft fleet customers.  In 2007, our Aerospace segment generated revenue growth of 8.1% and operating income growth of 9.2% over the prior year. While the impact of our work has yet to be fully realized, we are optimistic that our efforts may permit us to achieve substantial additional growth within our Aerospace segment in the near future.

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

•
At our Hein Gericke segment, we consolidated and centralized our warehouse facilities to one location to service all of Europe, improved the timeliness of product deliveries from suppliers to our warehouse and delivery to the stores, reintroduced our Hein Gericke product catalog to expand brand awareness and attract customer traffic, and increased efforts to optimize store location and appearance. Midway through our 2007 seasonal period, we opened new stores in Paris and Amsterdam and relocated our store in Vienna. Additionally, we closed 2 underperforming stores. Recently, we restructured our management team providing them with clear goals to: maximize gross margins without reducing sales; optimize inventory management by purchasing more fast moving products; reduce the number of upscale third party brands offered; minimize the number of slow moving or low margin products offered; and strictly maintain cash flow within budgeted guidelines. Although margins improved slightly in fiscal 2007, an effort to reduce the level of “discontinued products” during the last three months of the fiscal year partially offset our margin gains.

•
At Corporate, we intensified efforts to reduce corporate expenses and maximize returns generated by the sale of non-core assets.  Accordingly, we successfully negotiated reductions in our corporate insurance contracts. In 2007, we reduced expenses by in excess of $2.8 million for salaries, travel expenses, and our director and officer insurance expenses, over the costs incurred in 2006.

•
In August 2007, we purchased annuities to settle the liabilities of an overfunded pension plan, which resulted in net remaining assets of approximately $8.7 million. This action triggered settlement accounting, which required us to expense approximately $26.2 million relating to the previous unrecognized actuarial losses and the costs associated with purchasing annuity contracts.  In September 2007, we would have been required to recognize approximately $17.0 million as a reduction to stockholders’ equity upon the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Pension Plans, to recognize actuarial losses which were previously amortizable under the prior accounting rules. In September 2007, the settled pension plan, including its $8.7 million net remaining assets, was merged with one of our underfunded pension plans.  In accordance with the Pension Protection Act of 2006, this action reduces the amount we will be required to contribute to our underfunded pension plan.

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

•
In December 2007, we decided to change the investment allocation of our pension plan assets to a more traditional allocation of 60% in equity securities and 40% in fixed-income securities, from the previous very conservative allocation of 80% invested fixed income securities and 20% in equity securities. Our goal is to maximize returns by taking on additional nominal risk. We expect this investment reallocation will significantly reduce the actual amounts of our annual long-term future cash contribution requirements.

•	During the three months ended December 31, 2007, certain actions were taken to consolidate and restructure back office functions at Hein Gericke.

•	On March 14, 2008, we sold our Huntington Beach property to PCA Aerostructures for $7.2 million. We recognized a gain of approximately $4.1 million on this transaction.

During fiscal 2008, we expect to continue making significant operational improvements.  Our plans include the following:

•
At our Aerospace segment, we expect to continue our growth by offering additional products, obtaining required certifications and delivering new products currently being developed, pursuing refinancing opportunities of our existing debt, and maximizing cash flow opportunities.  We also expect to capitalize upon strategic acquisition opportunities that present themselves.  In April 2008, we completed a $1.0 million acquisition of a vendor for a key component to a new product we expect to offer in the near future.

•
At our PoloExpress segment, we expect to continue our growth through opening new store locations and optimizing current store locations, transitioning to our new warehouse location, maximizing inventory management opportunities, continuing to add to our product offerings, pursuing refinancing opportunities, and maximizing cash flow opportunities.

•
At our Hein Gericke segment, we expect to continue cost structure improvements by taking aggressive actions to reduce additional expenses, including: closing stores which do not provide a positive contribution; reducing advertising expense; and considering opportunities to further reduce warehousing expenses. Additionally, we expect to achieve a significant improvement in gross margin contribution and pursue additional refinancing opportunities with the goal of producing positive cash flow for the year.

•	At our Corporate segment, we expect to continue efforts to generate cash from the liquidation of non-core assets and disposing of additional non-core property and investments.

•	At our Corporate segment, we expect to continue efforts to further reduce expenses.

•
We may consider opportunities to dispose of one or more of our core businesses in an effort to receive optimal values or eliminate future cash needs. We expect to use the proceeds received from a disposal to pursue new acquisition opportunities or reinvest in our remaining businesses.

•	We may also consider raising cash to meet the subsequent needs of our operations by issuing additional stock or debt, entering into partnership arrangements, liquidating assets, or other means.

Financial Results and Trends

     For the six months ended March 31, 2008, we reported loss from continuing operations before taxes of $33.9 million compared to a loss of $24.0 million for the six months ended March 31, 2007.  Our $26.8 million cash used for operating activities primarily resulted from the seasonal inventory demands of our PoloExpress and Hein Gericke businesses.  As of March 31, 2008, we have unrestricted cash, cash equivalents and short-term investments of $13.2 million and available borrowing under lines of credit of $1.5 million.  On October 31, 2007, the Company and Alcoa resolved all disputes related to the 2002 sale of the fastener business.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa paid us an additional $0.6 million, of which $20.9 million was used to fully repay the GoldenTree loan.  Also on October 31, 2007, we sold our property in Fullerton, California to Alcoa for $19.0 million, of which $13.0 million was used to fully repay the Beal Bank loan.  On March 14, 2008, the Company sold the Huntington Beach property to PCA Aerostructures for $7.2  million.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007
Revenues
PoloExpress	$37,796	$31,736	$58,805	$49,945
Hein Gericke	26,587	25,544	46,753	46,078
Aerospace	20,781	23,495	45,708	45,137
Total	$85,164	$80,775	$151,266	$141,160

Operating Income (Loss)
PoloExpress	$(190)	$1,291	$(4,355)	$134
Hein Gericke	(7,525)	(6,139)	(16,872)	(13,681)
Aerospace	923	1,990	2,875	3,353
Corporate and Other	(5,000)	(5,483)	(12,262)	(9,107)
Total	$(11,792)	$(8,341)	$(30,614)	$(19,301)

     Revenues increased $4.4 million, or 5.4%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Revenues increased $10.1 million, or 7.2%, for the six months ended March 31, 2008 compared to the six months ended March 31, 2007.  The revenue improvement for the three months ended March 31, 2008 was driven by an increase in revenue of $6.1  million at our PoloExpress segment and $1.0  million at our Hein Gericke segment, partially offset by a $2.7 million decrease in revenue at our Aerospace segment.  The revenue improvement for the six months ended March 31, 2008 was driven by an increase in revenue of $8.9  million at our PoloExpress segment, a $0.7  million increase at our Hein Gericke segment, and a $0.6 million increase at our Aerospace segment.  The increased revenues at both our PoloExpress and Hein Gericke segments for both the three and six month periods ended March 31, 2008 principally resulted from the positive impact of foreign currency fluctuations, partially offset by a decline in same store sales.  Revenues at our Aerospace segment for the three months ended March 31, 2008 decreased due to timing of customer shipments, while revenues at our Aerospace segment for the six months ended March 31, 2008 increased due to an overall improvement in the areas of the aerospace industry for which we provide products.  See segment discussion below for further details.

     Gross margin as a percentage of sales remained relatively stable at 38.9% for the three months ended March 31, 2008 compared to 39.0% for the three months ended March 31, 2007.  Gross margin as a percentage of sales decreased to 37.2% for the six months ended March 31, 2008 compared to 38.2% for the six months ended March 31, 2007.  The margin decline for the six months ended March 31, 2008 was driven by decreases in each of our operating segments.  Specifically, gross margin decreased from 44.2% to 42.6% at our PoloExpress segment, from 41.9% to 40.8% at our Hein Gericke segment, and from 27.7% to 26.5% at our Aerospace segment.  The decrease in gross margin at our PoloExpress segment resulted from incremental discounting of third-party branded helmets as well as the expansion of third-party branded products, which have lower gross margins compared to PoloExpress branded products.  Gross margin at our Hein Gericke and Aerospace segments decreased due to a shift in product mix.  See segment discussion below for further details.

     Selling, general, and administrative expense includes pension and postretirement expense of $1.1 million and $1.9 million for the three and six months ended March 31, 2008, respectively, and $0.8 million and $1.6 million for the three and six months ended March 31, 2007, respectively, relating primarily to inactive and retired employees of businesses that we sold and for which we retained the pension or postretirement liability.  Selling, general, and administrative expense, excluding pension and postretirement expense, as a percentage of sales, increased to 52.6% for the three months ended March 31, 2008 compared to 49.1% for the three months ended March 31, 2007.  This increase in selling, general, and administrative expense as a percentage of sales was driven principally by increases at each of our segments.  The increase at our PoloExpress segment resulted primarily from the shift from shop partners to employees. The increase at our Hein Gericke segment resulted primarily from a sales decrease in excess of the decrease in selling, general, and administrative expenses.  The increase at our Aerospace segment resulted primarily from decreased sales as selling, general, and administrative expense remained flat.  Selling, general, and administrative expense, excluding pension and postretirement expense, as a percentage of sales increased to 56.3% for the six months ended March 31, 2008 compared to 53.2% for the six months ended March 31, 2007.  This increase in selling, general, and administrative expense as a percentage of sales was driven principally by increases at both our PoloExpress and Hein Gericke segments.  The increase at our PoloExpress segment resulted primarily from the shift from shop partners to employees. The increase at our Hein Gericke segment resulted primarily from a sales decrease in excess of the decrease in selling, general, and administrative expenses.  See segment discussion below for further details.

     Other income, net, increased $0.4 million from income of $0.8 million for the three months ended March 31, 2007 to $1.2  million income for the three months ended March 31, 2008.  This increase resulted principally from a $1.0 million increase in charter income related to an owned airplane, offset partially by a $0.7 million increase in the foreign exchange loss.  Other income, net, decreased $3.3  million from income of $3.9  million for the six months ended March 31, 2007 to income of $0.6  million for the six months ended March 31, 2008.  This decrease resulted primarily from a $2.1 million gain on collection of a note receivable in the six months ended March 31, 2007 and a $1.7  million increase in the foreign exchange loss, offset partially by a $0.6  million increase in charter income related to an owned airplane.

     Income tax benefit for the three months ended March 31, 2008 was $0.6 million. This consists of $1.0 million of income tax benefit representing 30% of losses before income taxes from continuing operations related to our German businesses. This is offset by $0.4 million representing accrued interest on a contingent tax liability.  For the three months ended March 31, 2007, we had a full valuation allowance on all of our deferred tax assets.  We released the valuation allowance in the quarter ended September 30, 2007 when Polo Holding sold the assets of the Hein Gericke business to a new wholly-owned sister company.  As a result of the sale, Polo Holding will be able to utilize the cumulative combined income and trade tax losses to offset its future profits subject to income and trade tax.

     Income tax benefit for the six months ended March 31, 2008 was $3.2 million. This consists of $3.6 million of income tax benefit representing 30% of losses before income taxes from continuing operations related to our German businesses. This is offset by $0.4 million representing accrued interest on a contingent tax liability.  A portion of the benefit is derived from an increase in Polo Holding’s deferred tax asset that should be realized in future periods due to the projected profitability for the fiscal year.  The remaining benefit is a result of an increase in Hein Gericke’s indefinite lived deferred tax asset that can be offset with its indefinite lived deferred tax liability.  Income tax expense for the six months ended March 31, 2007 was $0.7 million primarily due to state income tax liabilities.

     Additionally, at December 31, 2007, we released a $7.4 million tax contingency reserve to net income from discontinued operations.  The Company accrued $5.7 million in fiscal 2005 and increased the accrual by another $1.7 million in fiscal 2006 as a result of an audit by the German tax authorities with respect to the Fastener business that was sold in December 2002.  The Company retained any tax liabilities prior to the date of the sale.  During the three months ended December 31, 2007, the Company was released from its contingent tax liability.

     Income (loss) from discontinued operations includes the results of our Fullerton and Huntington Beach properties prior to their sale, and certain legal and environmental expenses associated with our former businesses.  The loss from discontinued operations for the three months ended March 31, 2008 consists primarily of $0.4 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago.  The income from discontinued operations for the six months ended March 31, 2008 consists principally of a $7.4 million reversal of German tax reserves and a $4.0 million reversal of environmental costs associated with the settlement with Alcoa, offset partially by $0.6 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago.  The loss from discontinued operations for the three months ended March 31, 2007 consists primarily of $0.7 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago.  The loss from discontinued operations for the six months ended March 31, 2007 consists primarily of $4.3 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago and a $1.6 million increase in our environmental accrual, offset partially by a $3.3 million insurance reimbursement.

     Gain on disposal of discontinued operations for the three months ended March 31, 2008 consisted primarily of recognition of a $4.1 million gain from the sale of our Huntington Beach property.  Gain on disposal of discontinued operations for the six months ended March 31, 2008 included a $14.0 million gain from the sale of our Fullerton property, a $4.1 million gain from the sale of our Huntington Beach property, and a $0.5 million gain from the settlement of issues pertaining to our sale of Fairchild Aerostructures.  The gain for both the three and six months ended March 31, 2007 resulted from a $32.8 million tax reserve release following the expiration of the related statutes of limitations and closure of the related tax period.  The gain for the six months ended March 31, 2007 also resulted partially from $12.5 million of additional proceeds earned from the sale of the fastener business.

Segment Results

PoloExpress Segment

     Our PoloExpress segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists.  As of March 31, 2008, PoloExpress operated 89 retail shops in Germany and 4 shops in Switzerland. While the PoloExpress retail stores sell primarily PoloExpress brand products, these retail stores also sell products of other manufacturers, the inventory of which is owned by the Company.  The PoloExpress segment is a seasonal business, with an historic trend of a higher volume of sales and profits during March through September.

     Sales in our PoloExpress segment increased $6.1 million, or 19.1%, and $8.9 million, or 17.7%, for the three and six months ended March 31, 2008, respectively, compared to the three and six months ended March 31, 2007.  Retail sales per square meter increased to $710 and $1,114 for the three and six months ended March 31, 2008 from $646 and $1,039 for the three and six months ended March 31, 2007.  This improvement in sales for both the three and six months ended March 31, 2008 resulted principally from foreign currency fluctuations as exchange rates on the translation of European sales into U.S. dollars changed favorably and increased our revenues by approximately $4.8 million and $7.0 million for the three and six months ended March 31, 2008, respectively. The sales increase for the three and six months ended March 31, 2008 was partially offset by a decline in same store sales of 1.3% and 2.0%, respectively.

     Gross margin for the three months ended March 31, 2008 decreased to 43.1% from 43.8% for the three months ended March 31, 2007 and gross margin for the six months ended March 31, 2008 decreased to 42.6% from 44.2% for the six months ended March 31, 2007 due primarily to incremental discounting of third-party branded helmets as well as the expansion of third-party branded products, which have lower gross margins compared to PoloExpress branded products, in the periods ended March 31, 2008 compared to the year-ago periods.  Operating income in our PoloExpress segment decreased $1.5 million for the three months ended March 31, 2008 compared to the year-ago period.  Operating income decreased $4.5 million from an operating income of $0.1 million in the six months ended March 31, 2007 to an operating loss of $4.4 million for the six months ended March 31, 2008.  The decreased operating income reflected the decreased gross margin as well as increased selling, general, and administrative expenses resulting from higher seasonal expenses in the current quarter caused by the shifting of shop partners to employees in a significant number of our PoloExpress stores and increased depreciation expense related to acquired store fittings.  Shop partners are principally compensated by commission based on the sales level of the applicable store, whereas, employees are essentially a fixed personnel cost.  Thus, the shift from commission-based staff to fixed employment costs during PoloExpress’s lighter sales periods leads to a year-over-year increase in selling, general, and administrative costs as a percentage of sales.  This increase will be offset by a decrease in selling, general, and administrative as a percentage of revenue in future fiscal 2008 quarters as our personnel costs remain relatively flat compared to the expected seasonal revenue increases at our PoloExpress segment.

Hein Gericke Segment

     Our Hein Gericke segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. As of March 31, 2008, Hein Gericke operated 141 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Turkey, and the United Kingdom.  Although the Hein Gericke retail stores primarily sell Hein Gericke brand items, these retail stores also sell products of other manufacturers, the inventory of which is owned by the Company. Fairchild Sports USA, located in Tustin, California, designs and sells apparel and accessories under private labels for third parties and sells licensed product to Harley-Davidson dealers. The Hein Gericke segment is a seasonal business, with an historic trend of a higher volume of sales during March through September.

     Sales in our Hein Gericke segment increased $1.0 million, or 4.1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Retail sales per square meter increased to $487 for the three months ended March 31, 2008 compared to $450 for the three months ended March 31, 2007.  Sales at Hein Gericke retail locations increased $1.9 million, or 7.9%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase in retail sales for the three months ended March 31, 2008 resulted primarily from foreign currency fluctuations, as exchange rates on the translation of European sales into U.S. dollars changed favorably and increased our revenues by approximately $3.3 million, and from a same store sales increase of 0.9%, offset partially by a decrease in the number of store locations.

     Sales in our Hein Gericke segment increased $0.7 million, or 1.5%, for the six months ended March 31, 2008 compared to the six months ended March 31, 2007.  Retail sales per square meter increased to $835 for the six months ended March 31, 2008 compared to $828 for the six months ended March 31, 2007.  Sales at Hein Gericke retail locations increased $0.7 million, or 1.7%, for the six months ended March 31, 2008 compared to the six months ended March 31, 2007.  The increase in retail sales for the six months ended March 31, 2008 resulted primarily from foreign currency fluctuations, as exchange rates on the translation of European sales into U.S. dollars changed favorably and increased our revenues by approximately $5.3 million, offset partially by a same store sales decrease of 6.0% and a decrease in the number of store locations.

     Sales in our non-retail portion of our Hein Gericke segment decreased $0.8 million, or 51.4%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The principal reason for this decrease was the timing of customer orders.   Notwithstanding the decreased sales for the three months ended March 31, 2008, sales for the six months ended March 31, 2008 remained consistent at approximately $2.7 million compared to the six months ended March 31, 2007 due to delivery of a large order in our first fiscal quarter.

     Gross margin for the quarter ended March 31, 2008 decreased to 42.3% from 43.0% for the quarter ended March 31, 2007 due primarily to increased product discounting.  Gross margin for the six months ended March 31, 2008 decreased to 40.8% from 41.9% for the six months ended March 31, 2007 due primarily to increased product discounting.  The operating results in our Hein Gericke segment decreased by $1.4 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The operating results in our Hein Gericke segment decreased by $3.2 million for the six months ended March 31, 2008 compared to the six months ended March 31, 2007.  The decreased operating results for both the three and six months ended March 31, 2008 resulted primarily from decreased gross margins at our Hein Gericke retail locations and increased foreign exchange losses.  Specifically, gross margins at our Hein Gericke retail locations decreased to 42.7% and 41.7% for the three and six months ended March 31, 2008, respectively, from 44.8% and 43.3% for the three and six months ended March 31, 2007, respectively.  Additionally, foreign exchange losses within our Hein Gericke segment increased from $0.2 million and $0.3 million for the three and six months ended March 31, 2007, respectively, to $1.2 million and $2.1 million for the three and six months ended March 31, 2008, respectively.

Aerospace Segment

     Our Aerospace segment has five locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, and one location provides overhaul and repair capabilities. The products distributed include: navigation and radar systems; instruments and communication systems; flat panel technologies; and rotables. Our location in Titusville, Florida overhauls and repairs landing gear, pressurization components, instruments, and other components.  Customers include original equipment manufacturers, commercial airlines, corporate aircraft operators, fixed-base operators, air cargo carriers, general aviation suppliers, and the military.  Sales in our Aerospace segment decreased $2.7 million, or 11.6%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Sales in our Aerospace segment increased $0.6 million, or 1.3%, for the six months ended March 31, 2008 compared to the six months ended March 31, 2007.  The decrease in sales for the three months ended March 31, 2008 resulted principally from the timing of customer shipments.

     Gross margin decreased to 26.7% for the three months ended March 31, 2008 from 28.2% for the three months ended March 31, 2007.  Additionally, gross margin decreased to 26.5% for the six months ended March 31, 2008 from 27.7% for the six months ended March 31, 2007.  The decrease in gross margin resulted principally from a shift in product mix as the distribution of avionics, which have a lower gross margin, comprised a greater proportion of overall sales in the periods ended March 31, 2008 compared to the year-ago periods.

     Operating income decreased $1.1 million to $0.9 million for the three months ended March 31, 2008 from $2.0 million for the three months ended March 31, 2007.  Additionally, operating income decreased $0.5 million to $2.9 million for the six months ended March 31, 2008 from $3.4 million for the six months ended March 31, 2007.  The decreased operating income resulted principally from decreased gross margin for the three and six months ended March 31, 2008 compared to the three and six months ended March 31, 2007.

Corporate and Other

     The operating loss at corporate decreased by $0.5 million to an operating loss of $5.0 million for the three months ended March 31, 2008 compared to an operating loss of $5.5 million for the three months ended March 31, 2007.  This decrease in our corporate operating loss resulted primarily from a $1.0 million increase in charter income related to an owned airplane, offset partially by a $0.3 million increase in pension and postretirement expense.

     The operating loss at corporate increased by $3.2 million to an operating loss of $12.3 million for the six months ended March 31, 2008 from $9.1 million for the six months ended March 31, 2007.  This increase in our corporate operating loss resulted primarily from a $0.7 million increase in selling, general, and administrative expense, a $0.3 million increase in pension and postretirement expense, and a $2.1 million gain on collection of a note receivable recognized during the six months ended March 31, 2007, offset partially by a $0.6 million increase in charter income related to an owned airplane.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our combined debt, which includes debt of discontinued operations, and equity (“capitalization”) as of March 31, 2008 and September 30, 2007 was $158.5 million and $167.9 million, respectively. The six month change in capitalization included a net decrease of $17.8 million in debt resulting from $39.7 million of debt repayments, $18.6 million of additional borrowings from our credit facilities, and a $3.3 million increase due to the change in foreign currency on debt denominated in euros.  Equity increased by $8.3 million, reflecting our $1.4 million net loss and $9.7 million from other comprehensive income.  Our combined cash and investment balances totaled $54.1 million at March 31, 2008 compared to $87.1 million on September 30, 2007, and included restricted cash and investments of $37.6 million and $71.8 million at March 31, 2008 and September 30, 2007, respectively.

     Net cash used for operating activities for the six months ended March 31, 2008 was $8.1 million and included $6.2 million from sales of trading securities offset by a $16.0 million increase in net operating assets, resulting principally from a $21.6 million increase in inventory due to seasonal purchases at our PoloExpress and Hein Gericke segments which was offset by $17.9 million decrease in accounts payable and accrued liabilities. Net cash provided by operating activities for the six months ended March 31, 2007 was $37.8 million primarily resulting from $32.4 million of proceeds from the sale of trading securities.

     Net cash provided by investing activities for the six months ended March 31, 2008 was $21.2 million, resulting principally from $27.1 million of net proceeds from the sale of investment securities classified as “available-for-sale” offset partially by $6.4 million of capital expenditures.  Net cash provided by investing activities for the six months ended March 31, 2007 was $12.7 million, including $12.5 million received from the calendar 2006 earn-out associated with our 2002 sale of our fastener business to Alcoa and $3.8 million from the collections of notes receivable, offset partially by $3.7 million of capital expenditures.

     Net cash used in financing activities was $8.2 million for the six months ended March 31, 2008, reflecting $26.7 million of debt repayments offset partially by $18.6 million received on additional borrowings.  Net cash used in financing activities was $2.0 million for the six months ended March 31, 2007, reflecting $17.0 million of debt repayments offset partially by $15.0 million of additional borrowings.

     Our cash needs are generally the highest during our second and third quarters of our fiscal year, when our Hein Gericke and PoloExpress segments purchase inventory in advance of the spring and summer selling seasons. In November 2006, we obtained a financing commitment from a second bank to participate in our seasonal credit facility. Accordingly, €10.0 million ($15.8 million) was available and utilized to finance the fiscal 2007 seasonal trough to support our PoloExpress operations, and €11.0 million ($17.4 million) is available to finance the fiscal 2008 season.

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

     Previously, we considered additional options for reducing our public company costs, including opportunities to take our company private, or “going dark”. An offer to take our company private at $2.73 per share, led by Jeffrey Steiner, our Chairman and Chief Executive Officer, and Philip Sassower, was terminated.  As of this date, no further discussions are on-going. However, our senior management will continue to pursue opportunities to reduce our public costs and our corporate expenses and consider any other opportunities to restructure our existing debt and pursue additional merger, acquisition, and divestiture opportunities. Additionally, in December 2007, a fund known as the Phoenix Group led by Phillip Sassower, purchased approximately 30% of our outstanding Class A common stock through a tender offer. In his offering, Mr. Sassower indicated he would be taking an active shareholder role to pursue the enhancement of value for our shareholders, and provide the Company with doors for which it may access additional capital. On January 10, 2008, Mr. Sassower and another associate of Phoenix Group, Mr. Andrea Goren, were elected to our Board of Directors.

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

     We may also consider raising cash to meet the subsequent needs of our operations by issuing additional stock or debt, entering into partnership arrangements, liquidating one or more of our core businesses, or other means. Should these actions be insufficient, we may decide to liquidate other non essential assets and significantly reduce overhead expenses.

     Our capital expenditures are principally discretionary.  We are not obligated to incur significant future capital expenditures under any contractual arrangements.

Off Balance Sheet Items

     On March 31, 2008, approximately $0.4 million of bank loans received by retail shop partners in the PoloExpress and Hein Gericke segments were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us. These guaranties were assumed by us when we acquired the PoloExpress and Hein Gericke businesses. We have guaranteed loans to shop partners for the purchase of store fittings in certain locations where we sell our products. The loans are secured by the store fittings purchased to outfit these retail stores.

Contractual and Other Obligations

     At March 31, 2008, we had contractual commitments to repay debt, to make payments under operating and capital lease obligations, to make pension contribution payments, and to purchase the remaining 7.5% interest in PoloExpress.  Our operations enter into purchase commitments in the normal course of business.

     Payments due under our debt obligations, including capital lease obligations, are expected to be $36.3 million for the remainder of fiscal 2008, $20.0 million in fiscal 2009, $0.9 million in fiscal 2010, and none thereafter.  Payments due under our operating lease obligations are expected to be $13.9 million for the remainder of fiscal 2008, $23.0 million in fiscal 2009, $17.1 million in fiscal 2010, $13.7 million in fiscal 2011, $11.1 million in fiscal 2012, and $54.1 million thereafter.

     Based upon our actuary’s assumptions and projections completed for last fiscal year, our projected future contribution requirements under the Pension Protection Act of 2006 will be $2.2 million for the remainder of fiscal 2008, $6.2 million in fiscal 2009, $6.2 million in fiscal 2010, $6.0 million in fiscal 2011, $5.8 million in fiscal 2012, and $14.4 million thereafter.  In December 2007, we decided to change the investment allocation of our pension plan assets to a more traditional allocation of 60% in equity securities and 40% in fixed-income securities, from the previous very conservative allocation of 80% invested fixed income securities and 20% in equity securities. Our goal is to maximize returns by taking on additional nominal risk. We expect this investment reallocation will significantly reduce the actual amounts of our annual long-term future cash contribution requirements.

     In addition, we are required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

     We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At March 31, 2008, we had contingent liabilities of $3.2 million on commitments related to outstanding letters of credit.

Currently, we are not being audited by the IRS for any years. The Company was being audited in Germany for 1997 through 2002.  However, in October 2007 the liability or reimbursements for any taxes due as a result of this audit was assumed by Alcoa under the terms of a global settlement of a number of issues related to the sale of the Company’s fastener business.  Thus our liability was reduced by approximately $7.4 million and our tax liability was $0.1 million at March 31, 2008.

     We have $34.4 million classified as Other accrued liabilities at March 31, 2008, including $17.3 million due to purchase the remaining 7.5% interest in PoloExpress, $0.2 million for accrued income taxes, and $0.2 million for accrued interest.  The remaining $16.7 million does not have specific payment terms or other similar contractual arrangements.  On February 28, 2008, Mr. Klaus Esser exercised his put option requiring the Company to acquire the remaining 7.5% interest in PoloExpress.

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

     Interest Rate Risk: In May 2004, we issued a floating rate note with a principal amount of €25.0 million. Embedded within the promissory note agreement is an interest rate cap protecting one half of the €25.0 million borrowed. The embedded interest rate cap limits to 6% the 3-month EURIBOR interest rate that we must pay on the promissory note. We paid approximately $0.1 million to purchase the interest rate cap. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. We are accounting for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument. At March 31, 2008, the fair value of this instrument is nominal.

     Essentially all of our other outstanding debt is variable rate debt.  We are exposed to risks of rising interest rates, which could result in rising interest costs.

     Foreign Currency Risk: We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities, and if we deem it appropriate, we may consider utilizing foreign currency forward contracts in the future. For the six months ended March 31, 2008, we estimate that 68% of our total revenues were denominated in currencies other than the U.S. dollar. We estimate that revenue and operating expenses for the six months ended March 31, 2008 were higher by $10.8 million and $6.7 million, respectively, as a result of changes in exchange rates compared to the six months ended March 31, 2007.  At March 31, 2008, we had $19.2 million of working capital denominated in foreign currencies. At March 31, 2008, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency at March 31, 2008:

					Total
	Euro	British Pound	Swiss Franc	Other	Exposure
Revenues	77%	18%	5%	0%	100%
Operating Expenses	79%	17%	4%	0%	100%
Working Capital	40%	53%	4%	3%	100%

     A hypothetical 10% strengthening of the U.S. dollar during the six months ended March 31, 2008 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $9.3 million and resulted in a $1.9 million improvement in our operating loss compared to what was actually reported. Working capital at March 31, 2008 would have been approximately $1.7 million lower than actually reported if we had used this hypothetical stronger U.S. dollar.

     Inflation: We believe that inflation has not had a material impact on our results of operations for the six months ended March 31, 2008. However, we cannot assure you that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 4T.  CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that, as a result of the material weaknesses described above, such disclosure controls were not effective as of the end of the period covered by this report.

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

Date:           May 15, 2008