Form 10-Q
period 2008-06-30
FAIRCHILD CORP
filed 2008-08-14
CIK 9779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008
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

On July 31, 2008, the number of shares outstanding of each of the Registrant’s classes of common stock was as follows:

Title of Class
Class A Common Stock, $0.10 Par Value	22,604,835
Class B Common Stock, $0.10 Par Value	2,621,338

THE FAIRCHILD CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008

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
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	June 30, 2008	September 30, 2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents - unrestricted	$8,013	$9,527
Cash and cash equivalents - restricted	4,692	3,243
Short-term investments - unrestricted	1,895	2,192
Short-term investments - restricted	4,318	46,129
Accounts receivable-trade, less allowances of $1,545 and $1,202	16,301	16,564
Inventories, less reserves for obsolescence of $18,879 and $16,918	141,294	118,205
Current assets of discontinued operations	-	1,338
Prepaid expenses and other current assets	13,956	10,031
Total Current Assets	190,469	207,229

Property, plant and equipment, net of accumulated depreciation of $41,919 and $33,284	63,858	56,523
Goodwill	14,031	13,721
Amortizable intangible assets, net of accumulated amortization of $2,952 and $2,322	358	892
Non-amortizable intangible assets	38,106	33,509
Deferred loan fees	447	1,525
Long-term investments - unrestricted	3,249	3,499
Long-term investments - restricted	11,958	21,190
Notes receivable	2,345	3,459
Noncurrent assets of discontinued operations	-	7,879
Other assets	8,510	7,928
TOTAL ASSETS	$333,331	$357,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2008	September 30, 2007
	(unaudited)
CURRENT LIABILITIES:
Bank notes payable and current maturities of long-term debt	$22,444	$36,235
Accounts payable	59,870	32,128
Accrued liabilities:
Salaries, wages and commissions	11,442	10,521
Insurance	6,120	6,224
Interest	186	578
Other accrued liabilities	27,958	41,448
Income taxes	478	186
Current liabilities of discontinued operations	-	13,139
Total Current Liabilities	128,498	140,459

Long-term debt, less current maturities	22,345	25,767
Other long-term liabilities	16,305	15,247
Pension liabilities	23,000	34,825
Retiree health care liabilities	15,339	16,231
Deferred tax liability	5,821	4,884
Noncurrent income taxes	4,362	10,936
Noncurrent liabilities of discontinued operations	16,110	16,120
TOTAL LIABILITIES	231,780	264,469
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Class A common stock, $0.10 par value; 40,000 shares authorized,
30,480 shares issued and 22,605 shares outstanding	3,047	3,047
Class B common stock, $0.10 par value; 20,000 shares authorized,
2,621 shares issued and outstanding	262	262
Paid-in capital	232,657	232,639
Treasury stock, at cost, 7,875 shares of Class A common stock	(76,352)	(76,352)
Accumulated deficit	(17,433)	(16,021)
Note due from stockholder	(43)	(43)
Accumulated other comprehensive loss	(40,587)	(50,647)
TOTAL STOCKHOLDERS' EQUITY	101,551	92,885
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$333,331	$357,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
REVENUE:
Net sales	$126,693	$117,928	$277,958	$259,088
	126,693	117,928	277,958	259,088

COSTS AND EXPENSES:
Cost of goods sold	69,020	65,893	164,036	153,171
Selling, general & administrative	52,510	49,636	139,538	126,406
Other income, net	(877)	(595)	(1,434)	(4,460)
Amortization of intangibles	241	145	635	423
	120,894	115,079	302,775	275,540

OPERATING INCOME (LOSS)	5,799	2,849	(24,817)	(16,452)

Interest expense	(1,468)	(2,386)	(6,125)	(10,746)
Interest income	166	729	1,081	2,479
Net interest expense	(1,302)	(1,657)	(5,044)	(8,267)
Investment income (expense), net	(147)	3,536	348	5,467
Income (loss) from continuing operations before income taxes	4,350	4,728	(29,513)	(19,252)
Income tax provision	(5,202)	(110)	(1,970)	(766)
Equity in income of affiliates, net	-	-	-	89
Income (loss) from continuing operations	(852)	4,618	(31,483)	(19,929)
Net income (loss) from discontinued operations	816	(2,140)	11,439	(5,302)
Net gain on disposal of discontinued operations	-	-	18,632	45,315
NET EARNINGS (LOSS)	$(36)	$2,478	$(1,412)	$20,084

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.03)	$0.18	$(1.25)	$(0.79)
Net income (loss) from discontinued operations	0.03	(0.08)	0.45	(0.21)
Net gain on disposal of discontinued operations	-	-	0.74	1.80
NET EARNINGS (LOSS)	$-	$0.10	$(0.06)	$0.80
Weighted average shares outstanding:
Basic and Diluted	25,226	25,226	25,226	25,226

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(1,412)	$20,084
Adjustment to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	8,112	6,223
Noncash interest expense	1,854	3,217
Provision for doubtful accounts	410	224
Reserve for inventory obsolescence	1,475	309
Deferred income taxes	1,007	-
Gain on collection of note receivable	-	(2,110)
Compensation expense from stock options	18	20
Equity in income of affiliates	-	(89)
Loss from write-down of investments	250	-
Realized gain from sale of investments	(554)	(4,491)
Net sales of trading securities	6,208	42,876
Change in cash and cash equivalents - restricted	(1,449)	-
Changes in operating assets and liabilities	(22,772)	(11,957)
Net cash provided by (used for) operating activities	(6,853)	54,306
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,373)	(7,760)
Purchase of available for sale securities	(560)	-
Net proceeds from the sale of available-for-sale securities	41,983	624
Proceeds from sale of equity investment in affiliates	-	95
Changes in notes receivable	753	4,048
Net cash provided by (used for) investing activities	28,803	(2,993)
Cash flows from financing activities:
Proceeds from issuance of debt	22,704	14,703
Debt repayments	(42,071)	(32,935)
Payment of financing fees	(367)	(25)
Net cash used for financing activities	(19,734)	(18,257)
Net increase in cash and cash equivalents from continuing operations	2,216	33,056
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(17,137)	(43,977)
Cash flows from investing activities of discontinued operations	26,205	12,500
Cash flows from financing activities of discontinued operations	(13,000)	-
Net cash used for discontinued operations	(3,932)	(31,477)
Net change in cash and cash equivalents	(1,716)	1,579
Effect of exchange rate changes on cash	202	308
Cash and cash equivalents, beginning of the period	9,527	8,541
Cash and cash equivalents, end of the period	$8,013	$10,428

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE FAIRCHILD CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated balance sheet as of June 30, 2008, and the condensed consolidated statements of operations and cash flows for the periods ended June 30, 2008 and 2007 have been prepared by us, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented, have been made.

     The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.  The results of operations for the periods ended June 30, 2008 and June 30, 2007 are not necessarily indicative of the operating results for the full year.  Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

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

Liquidity

     The Company has experienced losses and negative operating cash flows from its consolidated operations, after adjusting for proceeds from sale of securities classified as “trading”, in each of the years for the three years ended September 30, 2007 and continuing through the nine months ended June 30, 2008.  Based upon negotiations now underway, the Company believes its financial resources will be sufficient to fund its operations and other contractual obligations in the near term.  Management is currently negotiating new financing arrangements, and is considering raising capital through the public markets and the sale of core and non-core assets, to meet Company obligations over the next twelve months.  In addition, the Company is in the process of further reducing operational cash disbursements.  However, there can be no assurance that management's plans will be successful and external factors could impact our ability to execute these alternatives and cash needs could be higher than expected.  Thus, one or more unexpected events could adversely impact the Company.  In the event our plans take longer than expected to meet the Company’s short term obligations, the Company is in negotiations with its two largest shareholders to provide needed financing.

Inventories

     Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out ("FIFO") method. Inventories consisted of the following:

(In thousands)	June 30, 2008	September 30, 2007
Finished goods	$137,173	$116,009
Raw materials and work-in-process	4,121	2,196
Total inventories	$141,294	$118,205

Stock-Based Compensation

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, we recognized a nominal amount of compensation cost in the three and nine months ended June 30, 2008 and 2007. No tax benefit and deferred tax assets were recognized because our tax position reflects a full domestic valuation allowance against deferred tax assets.

     Our employee stock option plan expired in April 2006 and our non-employee directors’ stock option plan expired in September 2006.  As of June 30, 2008, outstanding stock options on Class A common stock reflected only those stock options granted prior to the expiration of the plans.  No stock options were granted during the nine months ended June 30, 2008.  On June 30, 2008, we had outstanding stock option awards of 125,000, of which 80,000 stock option awards were vested.  The Company is prohibited from entering any new stock option plans until March 2009.

Comprehensive Income (Loss)

     The activity in other comprehensive income (loss) was:

	Three months ended		Nine months ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Net earnings (loss)	$(36)	$2,478	$(1,412)	$20,084
Employee benefit related	850	-	2,130	-
Net unrealized holding gains (losses) on available-for-sale securities	(3,470)	(3,378)	(4,416)	(1,431)
Foreign currency translation adjustments	2,993	607	12,346	4,425
Other comprehensive income (loss)	$337	$(293)	$8,648	$23,078

     The balance sheet components of accumulated other comprehensive loss were:

(In thousands)	June 30, 2008	September 30, 2007
Defined benefit pension plans	$(65,796)	$(67,926)
Net unrealized holding gains on available-for-sale securities	1,229	5,645
Foreign currency translation adjustments	23,980	11,634
Accumulated other comprehensive loss	$(40,587)	$(50,647)

Recently Issued Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), Business Combinations. This statement will change the way companies account for business combinations, requiring more assets and liabilities to be measured at fair value as of the acquisition date. Contingent consideration liabilities will require remeasurement at fair value in each subsequent reporting period. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, will be expensed as incurred and no longer be capitalized as part of the business purchase price.  This statement provides for prospective application in fiscal years beginning on or after December 15, 2008, which is the Company's fiscal 2010, and earlier application is prohibited. SFAS No. 141(R) applies only to business combinations consummated after fiscal years beginning on or after the effective date, with the exception of income taxes. For all acquisitions, regardless of the consummation date, deferred tax assets and uncertain tax position adjustments occurring after the measurement period will be recorded as a component of income tax expense in accordance with SFAS No. 141(R), rather than adjusted through goodwill.

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

     A summary of the cash equivalents and investments held by us is as follows:

	June 30, 2008		September 30, 2007
	Aggregate		Aggregate
	Fair	Cost	Fair	Cost
(In thousands)	Value	Basis	Value	Basis
Cash and cash equivalents:
Money market and other cash funds	$8,013	$8,013	$9,527	$9,527
Money market and other cash funds - restricted	4,692	4,692	3,243	3,243
Total cash and cash equivalents	12,705	12,705	12,770	12,770

Short-term investments:
Money market funds – available-for-sale – restricted (a)	4,318	4,318	32,485	32,485
Equity securities – trading securities	225	225	-	-
Equity and equivalent securities – available-for-sale	1,670	1,688	2,192	932
Equity and equivalent securities – available-for-sale - restricted	-	-	13,644	11,565
Total short-term investments	6,213	6,231	48,321	44,982

Long-term investments:
Money market funds – available-for-sale – restricted	6,340	6,340	6,643	6,643
Corporate bonds – available-for-sale – restricted	-	-	6,300	6,300
Equity and equivalent securities – available-for-sale – restricted	5,618	4,371	8,247	5,941
Other investments, at cost	3,249	3,249	3,499	3,499
Total long-term investments	15,207	13,960	24,689	22,383
Total cash equivalents and investments	$34,125	$32,896	$85,780	$80,135

(a)	Investment with a fair value of $1.3 million at September 30, 2007 was reclassified to current assets of discontinued operations.

     On June 30, 2008 and September 30, 2007, we had restricted cash and investments of $21.0 million and $71.8 million, respectively, all of which are maintained as collateral for certain debt facilities, the Esser put option, environmental matters, and escrow arrangements. On both June 30, 2008 and September 30, 2007, cash of $8.5 million is held by our European subsidiaries, which have debt agreements that place restrictions on the amount of cash that may be transferred outside the borrowing companies. For additional information on debt see Note 3.

     On June 30, 2008, we had gross unrealized holding gains from available-for-sale securities of $1.2 million. On September 30, 2007, we had gross unrealized holding gains from available-for-sale securities of $5.6 million. We use the specific identification method to determine the gross realized gains (losses) from sales of available-for-sale securities.

3. DEBT

     At June 30, 2008 and September 30, 2007, notes payable and long-term debt consisted of the following:

(In thousands)	June 30, 2008	September 30, 2007
Revolving credit facilities – Hein Gericke	$11,980	$11,410
Revolving credit facilities – PoloExpress	4,740	-
Revolving credit facility – Aerospace	-	12,042
Current maturities of long-term debt	5,724	25,783
Less: debt included in current liabilities of discontinued operations	-	(13,000)
Total notes payable and current maturities of long-term debt	22,444	36,235
GoldenTree term loan – Corporate	-	20,938
Revolving credit facility – Aerospace	17,934	-
Term loan agreement – Hein Gericke	1,501	3,711
Term loan agreement – PoloExpress	3,318	6,992
Promissory note – Corporate	-	13,000
GMAC credit facility – Hein Gericke	2,821	3,511
Other notes payable, collateralized by assets	2,329	2,674
Capital lease obligations	166	724
Less: current maturities of long-term debt	(5,724)	(25,783)
Net long-term debt	22,345	25,767
Total debt	$44,789	$62,002

     Credit Facilities at Hein Gericke and PoloExpress

     At June 30, 2008, our Hein Gericke and PoloExpress segments had outstanding borrowings of $21.5 million (€13.6 million) due under their credit facilities with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt AG.  These facilities include a revolving credit facility at Hein Gericke GmbH, a seasonal credit facility at PoloExpress, a credit line at PoloExpress, and term loan facilities covering both segments.

     The revolving credit facility at Hein Gericke Deutschland GmbH provides a credit line of €10.0 million ($12.0 million outstanding and $3.8 million available at June 30, 2008), at interest rates of 3.5% over the three-month Euribor (8.2% at June 30, 2008) and matures annually.  For this revolving credit line, we must pay a 1.25% per annum non-utilization fee.

     On March 1, 2006, our PoloExpress segment entered into an €11.0 million ($17.4 million at June 30, 2008) seasonal credit line with Stadtsparkasse Düsseldorf. The seasonal facility will reduce by €1.0 million per year.  This facility expired on June 30, 2008, but was extended through August 15, 2008.  On November 30, 2006, we amended the seasonal credit line with Stadtsparkasse Düsseldorf to include HSBC Trinkaus & Burkhardt AG as a second lender. This amendment allows us to borrow the full €9.0 million ($14.2 million at June 30, 2008) facility for the 2008 season.  As of June 30, 2008, the outstanding balance under this facility was €3.0 million ($4.7 million at June 30, 2008).  The seasonal credit line bears interest at 1.5% over the three-month Euribor rate (6.2% at June 30, 2008), when utilized as a short-term credit facility, and 2.75% over the European Overnight Interest Average rate (7.0% at June 30, 2008), when utilized as an overdraft facility.  In addition, we were required to pay a 1.25% per annum non-utilization fee on the available facility during the seasonal drawing period.

     On February 18, 2008, our PoloExpress segment entered into a €2.0 million ($3.2 million at June 30, 2008) credit line with Stadtsparkasse Düsseldorf and HSBC Trinkaus & Burkhardt AG.  This credit line expired on April 30, 2008, but was extended through May 31, 2008, and bears interest at 2.75% over the European Overnight Interest Average rate (7.0% at June 30, 2008).  As of June 30, 2008, borrowings under this facility had been repaid.

     Outstanding borrowings under the term loan facilities have blended interest rates, with €3.1 million ($4.8 million at June 30, 2008) bearing interest at 1% over the three-month Euribor rate (5.7% at June 30, 2008), with an interest rate cap protection in which our interest expense would not exceed 6% on 50% of debt; and the remaining €0.1 million ($0.2 million at June 30, 2008) bearing interest at a fixed rate of 6%. The term loans mature on March 31, 2009, and are secured by the assets of Hein Gericke Deutschland GmbH and PoloExpress and specified guarantees provided by the German State of North Rhine-Westphalia.

     The loan agreements require Hein Gericke Deutschland and PoloExpress to maintain compliance with certain covenants. The most restrictive of the covenants requires Hein Gericke Deutschland to maintain equity of €44.5 million ($70.3 million at June 30, 2008), as defined in the loan contracts.  No dividends may be paid by Hein Gericke Deutschland unless such covenants are met and dividends may be paid only up to its consolidated after tax profits. As of June 30, 2008, Hein Gericke borrowed approximately €5.5 million ($8.7 million at June 30, 2008) from our subsidiary, Fairchild Holding Corp., which is not subject to restriction against repayment.  The loan agreements have certain restrictions on other forms of cash flow from Hein Gericke Deutschland. In addition, the loan covenants require Hein Gericke Deutschland and PoloExpress to maintain inventory and receivables in excess of €50.0 million ($79.0 million at June 30, 2008).  The loan covenants also require Hein Gericke Deutschland to maintain inventory and accounts receivable at a rate of one and one half times its net debt position.  At June 30, 2008, we were in compliance with the loan covenants.

     At June 30, 2008, our subsidiary, Hein Gericke UK Ltd had outstanding borrowings of $2.8 million (£1.4 million) on its £5.0 million ($10.0 million) credit facility with GMAC. The loan bears interest at 2.25% above the base rate of Lloyds TSB Bank Plc (7.3% at June 30, 2008).  In February 2008, this facility was extended through April 30, 2010.  We must pay a 0.75% per annum non-utilization fee on the available facility. The financing is secured by the inventory of Hein Gericke UK Ltd and an investment with a fair market value of $5.6 million at June 30, 2008. The most restrictive covenants require Hein Gericke UK to maintain a minimum level of EBITDA and a maximum level of inventory turns (“Inventory Turns”) as defined.  At June 30, 2008, Hein Gericke UK was in compliance with both covenants.

     Credit Facility at Aerospace Segment

     At March 31, 2008, we had outstanding borrowings of $11.7 million on a $20.0 million asset based revolving credit facility with CIT. The amount that we could borrow under the facility was based upon inventory and accounts receivable at our Aerospace segment. Borrowings under the facility were collateralized by a security interest in the assets of our Aerospace segment. The loan bore interest at the greater of either 2.0% over prime or 4.25% over the one month LIBOR rate and we paid a non-usage fee of 0.5%. In March 2008, this credit facility was extended through February 27, 2009, at which time the full amount of this obligation was due unless extended for an additional 12 months.  We were subject to a Fixed Charge Coverage Ratio covenant, as defined, under the terms of this facility.  On June 20, 2008, we repaid the credit facility in full.

     On June 20, 2008, we entered into a $28.0 million revolving credit facility with PNC.  The outstanding borrowings at June 30, 2008 were $17.9 million.  The amount that we can borrow under the facility is based upon inventory and accounts receivable at our Aerospace segment, and $2.0 million was available for future borrowings at June 30, 2008. Borrowings under the facility are collateralized by a security interest in the assets of our Aerospace segment. The loan contains restrictions, which require that 50% of Aerospace segment earnings remain within the Aerospace segment.  The loan bears interest at the greater of PNC’s base commercial lending rate or the Federal Funds Open Rate plus 0.5%, and any loans converted to LIBOR (1,2,3 or 6 months) plus 2.5%. We pay a non-usage fee of 0.25%.  Effective July 31, 2008, we are subject to a Fixed Charge Coverage Ratio covenant, as defined, under the terms of this facility.

     Term Loan – Corporate

     On May 3, 2006, we entered into a credit agreement with The Bank of New York, as administrative agent, and GoldenTree Asset Management, L.P., as collateral agent. The lenders under the Credit Agreement were GoldenTree Capital Opportunities, L.P. and GoldenTree Capital Solutions Fund Financing.  Pursuant to the credit agreement, we borrowed from the lenders $30.0 million. The loan was scheduled to mature on May 3, 2010, subject to certain mandatory prepayment events described in the credit agreement. Interest on the loan was LIBOR plus 7.5%, per annum.  On October 31, 2007, we fully repaid the GoldenTree loan with $20.9 million of proceeds we received from the settlement with Alcoa (see Note 8).

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

     Guaranties

     At June 30, 2008, we included $0.9 million as debt for guaranties assumed by us of retail shop partners’ indebtedness incurred for the purchase of store fittings in Germany. These guaranties were issued by our subsidiaries in the PoloExpress segment and are collateralized by the fittings in the stores of the shop partners for whom we have guaranteed indebtedness.  In addition, at June 30, 2008, approximately $0.4 million of bank loans received by retail shop partners in the PoloExpress and Hein Gericke segments were guaranteed by our subsidiaries prior to our acquisition of the PoloExpress and Hein Gericke businesses and are not reflected on our balance sheet because these loans have not been assumed by us.

     Letters of Credit

     We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee payment of our workers’ compensation liabilities. At June 30, 2008, we had contingent liabilities of $3.0 million, on commitments related to outstanding letters of credit which were secured by restricted cash collateral.

4.  PENSIONS AND POSTRETIREMENT BENEFITS

     The Company and its subsidiaries sponsor three qualified defined benefit pension plans and several other postretirement benefit plans. The components of net periodic benefit cost from these plans are as follows:

	Pension Benefits				Postretirement Benefits
	Three months ended		Nine months ended		Three months ended		Nine months ended
	June 30,		June 30,		June 30,		June 30,
(In thousands)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$85	$79	$255	$237	$-	$3	$-	$8
Interest cost	1,804	2,533	4,991	7,292	283	380	706	1,141
Expected return on assets	(1,779)	(3,047)	(5,336)	(9,141)	-	-	-	-
Amortization of prior service cost	65	65	195	195	-	(392)	-	(1,175)
Amortization of actuarial loss	742	793	2,226	2,403	43	264	128	791
Net periodic pension cost	917	423	2,331	986	$326	$255	$834	$765
Settlement charge (a)	-	-	-	557
Total net pension cost	$917	$423	$2,331	$1,543

(a)	The 2007 settlement resulted from lump sum distributions from our SERP plan.

     Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974 or local statutory law. Current actuarial projections indicate cash contribution requirements of $7.2 million for the remainder of fiscal 2008, $4.6 million in fiscal 2009, $4.7 million in fiscal 2010, $4.7 million in fiscal 2011, $4.7 million in fiscal 2012, and $12.6 million from fiscal 2013 through fiscal 2015. We are also required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

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

5. EARNINGS (LOSS) PER SHARE

     The following table illustrates the computation of basic and diluted loss per share:

	Three months ended		Nine months ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Basic loss per share:
Income (loss) from continuing operations	$(852)	$4,618	$(31,483)	$(19,929)
Weighted average common shares outstanding	25,226	25,226	25,226	25,226
Basic income (loss) from continuing operations per share	$(0.03)	$0.18	$(1.25)	$(0.79)

Diluted loss per share:
Income (loss) from continuing operations	$(852)	$4,618	$(31,483)	$(19,929)
Weighted average common shares outstanding	25,226	25,226	25,226	25,226
Diluted effect of options	antidilutive	antidilutive	antidilutive	antidilutive
Total shares outstanding	25,226	25,226	25,226	25,226
Diluted income (loss) from continuing operations per share	$(0.03)	$0.18	$(1.25)	$(0.79)

     The computation of diluted loss from continuing operations per share for the three and nine months ended June 30, 2008 excluded the effect of 125,000 incremental common shares attributable to the potential exercise of common stock options outstanding because the effect was antidilutive.  The computation of diluted loss from continuing operations per share for the three and nine months ended June 30, 2007 excluded the effect of 317,917 incremental common shares attributable to the potential exercise of common stock options outstanding because the effect was antidilutive.

6.  INCOME TAXES

     We adopted the provisions of Financial Accounting Standards Board Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109, on October 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, we had $0.5 million of accrued interest related to uncertain tax positions.

7. EQUITY SECURITIES

     We had 22,604,835 shares of Class A common stock and 2,621,338 shares of Class B common stock outstanding at June 30, 2008.  Class A common stock is traded on the New York Stock Exchange.  There is no public market for the Class B common stock.  The shares of Class A common stock are entitled to one vote per share and cannot be exchanged for shares of Class B common stock.  The shares of Class B common stock are entitled to ten votes per share and can be exchanged, at any time, for shares of Class A common stock on a share-for-share basis.

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

     In October 2003, we learned that volatile organic compounds had been detected in amounts slightly exceeding regulatory thresholds in a town water supply well in East Farmingdale, New York. Subsequent sampling of groundwater from the extraction wells to be used in the remediation system for this site has indicated that contaminant levels at the extraction point are significantly higher than previous sampling results indicated.  These compounds may, to an as yet undetermined extent, be attributable to a groundwater plume containing volatile organic compounds, which may have had its source, at least in part, from plant operations conducted by a predecessor of ours in Farmingdale. We are aiding East Farmingdale in its investigation of the source and extent of the volatile organic compounds, and may assist it in treatment. In the nine months ended June 30, 2008, we contributed approximately $0.4 million toward this remediation, but may be required to pay additional amounts of up to $6.8 million over the next 20 years.

     As of June 30, 2008 and September 30, 2007, our exposure for environmental liabilities was as follows:

	June 30, 2008		September 30, 2007
(In thousands)	Probable (a)	Reasonably Possible	Probable (b)	Reasonably Possible
East Farmingdale matters	$6,795	$6,795	$7,219	$7,219
Others	5,965	12,354	7,761	13,539
Total	$12,760	$19,149	$14,980	$20,758

(a) -
$2.1 million of these liabilities was classified as other accrued liabilities, $1.0 million was classified as noncurrent liabilities of discontinued operations, and $9.7 million was classified as other long-term liabilities.

(b) -
$3.4 million of these liabilities was classified as other accrued liabilities, $1.0 million was classified as noncurrent liabilities of discontinued operations, and $10.6 million was classified as other long-term liabilities.

     We incurred no expense for environmental matters in the three and nine months ended June 30, 2008.  We incurred no expense for environmental matters in the three months ended June 30, 2007 and we expensed $1.7 million in discontinued operations for environmental matters in the nine months ended June 30, 2007.

     The sales agreement with Alcoa included an indemnification for legal and environmental claims in excess of $8.45 million, for our fastener business.  As of June 30, 2007, Alcoa contacted us concerning additional potential health and safety claims of approximately $22.6 million.  On June 25, 2007, the Company received an arbitration ruling awarding Alcoa approximately $4.0 million from the Company’s $25.0 million escrow account.  On October 31, 2007, the Company and Alcoa resolved all disputes related to the 2002 sale of the fastener business to Alcoa.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa paid us an additional $0.6 million.  At the time of the resolution, we sold to Alcoa our property in Fullerton, California.

     Asbestos Matters

     On January 21, 2003, we and one of our subsidiaries were served with a third-party complaint in an action brought in New York by a non-employee worker and his spouse alleging personal injury as a result of exposure to asbestos-containing products.  The defendant, who is one of many defendants in the action, purchased a pump business from us, and asserts the right to be indemnified by us under its purchase agreement.  The aforementioned case was discontinued as to all defendants, thereby extinguishing the indemnity claim against us in the instant case. However, the purchaser notified us of, and claimed a right to indemnity from us in relation to thousands of other asbestos-related claims filed against it.  We have not received enough information to assess the impact, if any, of the other claims. During the last 58 months, the Company has been served directly by plaintiffs’ counsel in cases related to the same pump business. Several of these cases were dismissed as to all defendants based upon forum objections. The Company was voluntarily dismissed from additional pump business cases during the same period, without the payment of any consideration to plaintiffs. The Company, in coordination with its insurance carriers, intends to aggressively defend against the remaining claims.

     During the last 58 months, the Company, or its subsidiaries, has been served with separate complaints in actions filed in various venues by non-employee workers, alleging personal injury or wrongful death as a result of exposure to asbestos-containing products other than those related to the pump business.  The plaintiffs’ complaints do not specify which, if any, of the Company’s former products are at issue, making it difficult to assess the merit and value, if any, of the asserted claims.  The Company, in coordination with its insurance carriers, intends to aggressively defend against these claims.  However, the Company’s insurers are defending the Company under a so called “reservation of rights”.

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

     The Company has filed answers to the three complaints and successfully moved to consolidate the three actions.  The Company intends to vigorously defend these actions.  As of June 30, 2008, we had accrued liabilities outstanding of $2.0 million related to the claim made by the Bureau.

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

9. DISCONTINUED OPERATIONS

  The components of discontinued operations are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Net rental revenues	$-	$237	$247	$712

COSTS AND EXPENSES
Cost of rental revenues	-	47	60	154
Selling, general & administrative	(336)	1,864	(3,725)	4,754
Other income, net	-	-	-	(144)
	(336)	1,911	(3,665)	4,764

Operating income (loss)	336	(1,674)	3,912	(4,052)
Net interest expense	-	397	118	1,181
Income (loss) from discontinued operations before income taxes	336	(2,071)	3,794	(5,233)
Income tax (provision) benefit	480	(69)	7,645	(69)
Net income (loss) from discontinued operations	$816	$(2,140)	$11,439	$(5,302)

     Income (loss) from discontinued operations includes the results of our Fullerton and Huntington Beach properties prior to their sale, and certain legal and environmental expenses associated with our former businesses.  The income from discontinued operations for the three months ended June 30, 2008 consists primarily of a $0.6 million offset to legal expenses and workers compensation obligations and $0.5 million of net tax refunds associated with businesses we sold several years ago.  The income from discontinued operations for the nine months ended June 30, 2008 consists principally of a $7.4 million reversal of German tax reserves and a $4.0 million reversal of environmental costs associated with the settlement with Alcoa.  The loss from discontinued operations for the three months ended June 30, 2007 consists primarily of $1.7 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago.  The loss from discontinued operations for the nine months ended June 30, 2007 consists primarily of $6.0 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago and a $1.6 million increase in our environmental accrual, offset partially by a $3.3 million insurance reimbursement.

     Certain assets and liabilities remaining from the sales of our Huntington Beach and Fullerton properties in March 2008 and October 2007, respectively, and the sale of our shopping center in July 2006, are being reported as assets and liabilities of discontinued operations at June 30, 2008 and September 30, 2007, as follows:

(In thousands)	June 30, 2008	September 30, 2007
Current assets of discontinued operations:
Short-term investments - restricted	$-	$1,282
Prepaid expenses and other current assets	-	56
Current assets of discontinued operations	-	1,338

Noncurrent assets of discontinued operations:
Property, plant and equipment	-	8,591
Accumulated depreciation	-	(724)
Deferred loan fees	-	12
Noncurrent assets of discontinued operations	-	7,879

Current liabilities of discontinued operations
Other accrued liabilities	-	13,139
Current liabilities of discontinued operations	-	13,139

Noncurrent liabilities of discontinued operations:
Other long-term liabilities (a)	16,110	16,120
Noncurrent liabilities of discontinued operations	16,110	16,120
Total net liabilities of discontinued operations	$16,110	$20,042

(a)	Represents a $15.1 million deferred gain on the sale of the shopping center and $1.0 million for the estimated minimum cost to remediate environmental matters.

     Net gain on disposal of discontinued operations was comprised of the following:

	Three months ended		Nine months ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Earnout on sale of fasteners	$-	$-	$-	$12,500
Expiration of tax statutes of limitations	-	-	-	32,815
Gain on sale of Fullerton property	-	-	13,997	-
Gain on settlement on sale of Aerostructures	-	-	283	-
Gain on sale of Huntington Beach property	-	-	4,352	-
	$-	$-	$18,632	$45,315

     On October 31, 2007, we sold our property in Fullerton, California to Alcoa for $19.0 million.  We recognized a gain of $14.0 million on this sale.

     In October 2007, we reached a settlement with PCA Aerostructures regarding the June 2005 sale of our Fairchild Aerostructures operation.  Under the terms of the settlement, PCA agreed to pay us $1.75 million.  A payment of $0.5 million was made in October 2007 and a payment of $0.25 million was due in February 2008.  In addition, we agreed to finance the remaining $1.0 million principal owed to us by PCA at a 10% interest rate.  We recognized a gain of $0.3 million from this settlement.

     On March 14, 2008, the Company sold the Huntington Beach property to PCA Aerostructures for $7.2 million.  We recognized a gain of approximately $4.4 million on this sale.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Revenues
PoloExpress	$63,476	$51,755	$122,281	$101,700
Hein Gericke	40,233	44,889	86,986	90,968
Aerospace	22,984	21,284	68,691	66,420
Total	$126,693	$117,928	$277,958	$259,088

Operating Income (Loss)
PoloExpress	$9,907	$8,511	$5,551	$8,645
Hein Gericke	(481)	(1,427)	(17,353)	(15,108)
Aerospace	1,936	1,646	4,811	4,999
Corporate and Other	(5,563)	(5,881)	(17,826)	(14,988)
Total	$5,799	$2,849	$(24,817)	$(16,452)

	June 30,	September 30,
	2008	2007
Total Assets
PoloExpress	$132,129	$96,208
Hein Gericke	92,246	95,897
Aerospace	56,815	49,093
Corporate and Other	52,141	116,156
Total	$333,331	$357,354

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

•
At our PoloExpress segment, in an effort to further strengthen the range of our products, we introduced several third party brands, offered more casual wear offerings, added two new stores in Switzerland, and relocated 5 store locations within Germany, optimizing store location and store size. Excluding foreign currency factors, our PoloExpress segment experienced revenue growth of 15.6% over the prior year. We also decided, that in the fall of 2008, we will move PoloExpress into a larger warehouse to optimize efficiency and provide sufficient space needed to capitalize on future expansion opportunities.

•
At our Hein Gericke segment, we consolidated and centralized our warehouse facilities to one location to service all of Europe, improved the timeliness of product deliveries from suppliers to our warehouse and delivery to the stores, reintroduced our Hein Gericke product catalog to expand brand awareness and attract customer traffic, and increased efforts to optimize store location and appearance. Midway through our 2007 seasonal period, we opened new stores in Paris and Amsterdam, relocated our store in Vienna, and closed 2 underperforming stores. Additionally, we restructured our management team providing them with clear goals to: maximize gross margins without reducing sales; optimize inventory management by purchasing more fast moving products; reduce the number of upscale third party brands offered; minimize the number of slow moving or low margin products offered; and strictly maintain cash flow within budgeted guidelines. Although margins improved slightly in fiscal 2007, an effort to reduce the level of “discontinued products” during the last three months of the fiscal year partially offset our margin gains.

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

•
On June 20, 2008, we completed a refinancing of our Aerospace segment’s revolving credit facility.  The new facility increases our facility by $8.0 million to $28.0 million, including a sub-limit of up to $5.0 million to fund permitted acquisitions.

     During the remainder of fiscal 2008 and fiscal 2009, we expect to continue making significant operational improvements.  Our plans include the following:

•
At our Aerospace segment, we expect to continue our growth by offering additional products, obtaining required certifications and delivering new products currently being developed, and maximizing cash flow opportunities.  We also expect to capitalize upon strategic acquisition opportunities that present themselves.  In April 2008, we completed a $1.0 million acquisition of a vendor for a key component to a new product we expect to offer in the near future.

•
At our PoloExpress segment, we expect to continue our growth through opening new store locations and optimizing current store locations, transitioning to our new warehouse location, maximizing inventory management opportunities, continuing to add to our product offerings, pursuing refinancing opportunities, and maximizing cash flow opportunities.  We are exploring transaction opportunities for PoloExpress, including opportunities to refinance the business or sell some portion of our interest in the business.

•
At our Hein Gericke segment, we are pursuing aggressive changes to the operations by seeking cost structure improvements to reduce overhead expenses, including: closing stores which do not provide a positive contribution; reducing advertising expense; and considering opportunities to further reduce warehousing expenses. Additionally, we expect to achieve improvements in gross margin contribution and inventory turns.  We also intend to pursue additional refinancing opportunities with the goal of producing positive cash flow for fiscal 2009.

•	At our Corporate segment, we expect to continue efforts to generate cash from the liquidation of non-core assets and disposing of additional non-core property and investments.

•
At our Corporate segment, we expect to aggressively continue efforts to further reduce expenses by improving our overall cost structure and capitalize on opportunities to enhance operational efficiencies.

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

Financial Results and Trends

     For the nine months ended June 30, 2008, we reported loss from continuing operations before taxes of $29.5 million compared to a loss of $19.3 million for the nine months ended June 30, 2007.  Our $6.9 million cash used for operating activities primarily resulted from the seasonal inventory demands of our PoloExpress and Hein Gericke businesses.  As of June 30, 2008, we have unrestricted cash, cash equivalents and short-term investments of $9.9 million and available borrowing under lines of credit of $2.0 million.  On October 31, 2007, the Company and Alcoa resolved all disputes related to the 2002 sale of the fastener business.  Accordingly, $25.3 million of the escrow account was released to us and Alcoa paid us an additional $0.6 million, of which $20.9 million was used to fully repay the GoldenTree loan.  Also on October 31, 2007, we sold our property in Fullerton, California to Alcoa for $19.0 million, of which $13.0 million was used to fully repay the Beal Bank loan.  On March 14, 2008, the Company sold the Huntington Beach property to PCA Aerostructures for $7.2 million.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Revenues
PoloExpress	$63,476	$51,755	$122,281	$101,700
Hein Gericke	40,233	44,889	86,986	90,968
Aerospace	22,984	21,284	68,691	66,420
Total	$126,693	$117,928	$277,958	$259,088

Operating Income (Loss)
PoloExpress	$9,907	$8,511	$5,551	$8,645
Hein Gericke	(481)	(1,427)	(17,353)	(15,108)
Aerospace	1,936	1,646	4,811	4,999
Corporate and Other	(5,563)	(5,881)	(17,826)	(14,988)
Total	$5,799	$2,849	$(24,817)	$(16,452)

     Revenues increased $8.8 million, or 7.4%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Revenues increased $18.9 million, or 7.3%, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007.  The revenue improvement for the three months ended June 30, 2008 was driven by an increase in revenue of $11.7 million at our PoloExpress segment and $1.7 million at our Aerospace segment, partially offset by a $4.7 million decrease in revenue at our Hein Gericke segment.  The revenue improvement for the nine months ended June 30, 2008 was driven by an increase in revenue of $20.6 million at our PoloExpress segment and $2.3 million at our Aerospace segment, partially offset by a $4.0 million decrease at our Hein Gericke segment.  The increased revenue at our PoloExpress segment for both the three and nine month periods ended June 30, 2008 principally resulted from the positive impact of foreign currency fluctuations.  Revenue at our Hein Gericke segment decreased for both the three and nine month periods ended June 30, 2008, due primarily to a decrease in the number of retail store locations as well as decreases in the same store sales, partially offset by the positive impact of foreign currency fluctuations.  Revenue at our Aerospace segment for both the three and nine month periods ended June 30, 2008 increased due to an overall improvement in the areas of the aerospace industry for which we provide products.  See segment discussion below for further details.

     Gross margin as a percentage of sales increased to 45.5% for the three months ended June 30, 2008 compared to 44.1% for the three months ended June 30, 2007.  Gross margin as a percentage of sales remained relatively stable at 41.0% for the nine months ended June 30, 2008 compared to 40.9% for the nine months ended June 30, 2007.  The margin increase for the three months ended June 30, 2008 was driven by increases in each of our operating segments.  Specifically, gross margin increased from 49.2% to 50.2% at our PoloExpress segment, from 45.4% to 47.2% at our Hein Gericke segment, and from 29.0% to 29.6% at our Aerospace segment.  The increase in gross margin at our PoloExpress segment resulted from product mix.  Gross margin at our Hein Gericke segment increased due to decreased product discounting.  See segment discussion below for further details.

     Selling, general, and administrative expense includes pension and postretirement expense of $1.2 million and $3.2 million for the three and nine months ended June 30, 2008, respectively, and $0.7 million and $2.3 million for the three and nine months ended June 30, 2007, respectively, relating primarily to inactive and retired employees of businesses that we sold and for which we retained the pension or postretirement liability.  Selling, general, and administrative expense, excluding pension and postretirement expense, as a percentage of sales, decreased to 40.5% for the three months ended June 30, 2008 compared to 41.5% for the three months ended June 30, 2007.  This decrease in selling, general, and administrative expense as a percentage of sales was driven principally by a decrease in our corporate selling, general, and administrative expenses from 4.4% of revenue to 3.9%.  Selling, general, and administrative expense, excluding pension and postretirement expense, as a percentage of sales, increased to 49.1% for the nine months ended June 30, 2008, compared to 47.9% for the nine months ended June 30, 2007.  This increase in selling, general, and administrative expense as a percentage of sales was driven principally by increases at both our PoloExpress and Hein Gericke segments.  The increase at our PoloExpress segment resulted primarily from increased depreciation of fixed assets acquired as part of the shift from shop partners to employees as well as an increase in advertising costs in excess of the increase in revenue. The increase at our Hein Gericke segment resulted primarily from a decrease in revenue in excess of the decrease in selling, general, and administrative expenses.  See segment discussion below for further details.

     Other income, net, remained relatively stable at income of $0.9 million for the three months ended June 30, 2008 compared to income of $0.6 million for the three months ended June 30, 2007.  Other income, net, decreased $3.1 million from income of $4.5 million for the nine months ended June 30, 2007 to income of $1.4 million for the nine months ended June 30, 2008.  This decrease resulted primarily from a $2.1 million gain on collection of a note receivable in the nine months ended June 30, 2007.

     Interest expense for the three months ended June 30, 2008 decreased $0.9 million compared to the three months ended June 30, 2007.  This decrease resulted primarily from $0.8 million of interest and loan fee amortization recorded in the third quarter of 2007 related to the GoldenTree loan, which was repaid in October 2007.  Interest expense for the nine months ended June 30, 2008 decreased $4.6 million compared to the nine months ended June 30, 2007.  This decrease resulted primarily from a $2.5 million decrease in interest and loan fee amortization related to the GoldenTree loan, which was repaid in October 2007, and $1.7 million of interest expense recorded in the first quarter of 2007 related to the correction of the carrying value of the liability associated with our arrangement to acquire the remaining 7.5% of PoloExpress.

     Investment income decreased $3.6 million to investment loss of $0.1 million for the three months ended June 30, 2008 from investment income of $3.5 million for the three months ended June 30, 2007.  The investment loss for the three months ended June 30, 2008 resulted primarily from net realized losses on sales of securities.  Investment income for the three months ended June 30, 2007 resulted primarily from $3.3 million of net realized gains on sales of securities.  Investment income decreased $5.2 million to $0.3 million for the nine months ended June 30, 2008 from $5.5 million for the nine months ended June 30, 2007.  Investment income for the nine months ended June 30, 2008 resulted primarily from $0.6 million of net realized gains on sales of securities, offset partially by a $0.3 million write-down of an investment.  Investment income for the nine months ended June 30, 2007 resulted primarily from $4.5 million of net realized gains on sales of securities, $0.6 million of net unrealized gains on trading securities, and $0.3 million from interest and dividends.

     Income tax expense for the three months ended June 30, 2008 was $5.2 million based on the taxable income from continuing operations for our PoloExpress segment.  This amount includes the reversal of the tax benefit of $3.2 million from prior quarters recognized in our PoloExpress segment in anticipation of taxable income in that segment for the fiscal year.  For the three months ended June 30, 2007, we had a full valuation allowance on all of our deferred tax assets.   We released the valuation allowance on the deferred tax assets of Polo Holdings for the quarter ended September 30, 2007 when we completed the sale of the Hein Gericke business to a new wholly-owned sister company now known as Hein Gericke Deutschland because Polo Holding will be able to utilize its deferred tax assets based on its history of profitability.

     Income tax expense for the nine months ended June 30, 2008 was $2.0 million. This principally consists of $1.2 million of income tax expense representing 30% of taxable income from continuing operations from our PoloExpress segment, $0.5 million representing accrued interest on a contingent tax liability, and $0.3 million of other state and local taxes.  A majority of the expense is derived from a decrease in PoloExpress’s deferred tax asset on prior years net operating losses that can be utilized by current year taxable income. Income tax expense for the nine months ended June 30, 2007 was $0.8 million primarily due to state income tax liabilities.

     Income tax benefit from discontinued operations for the nine months ended June 30, 2008, included in net income (loss) from discontinued operations, includes $0.7 million tax benefit from the carryback of tax losses, offset partially by $0.3 million of U.S. federal alternative minimum tax liability and $0.2 million of state tax liability resulting from the sale of the Fullerton and Huntington Beach properties.

     Additionally, at December 31, 2007, we released a $7.4 million tax contingency reserve to net income from discontinued operations.  The Company accrued $5.7 million in fiscal 2005 and increased the accrual by another $1.7 million in fiscal 2006 as a result of an audit by the German tax authorities with respect to the Fastener business that was sold in December 2002.  The Company retained any tax liabilities prior to the date of the sale.  During the three months ended December 31, 2007, the Company was released from its contingent tax liability, pursuant to the settlement agreement with Alcoa.

     Income (loss) from discontinued operations includes the results of our Fullerton and Huntington Beach properties prior to their sale, and certain legal and environmental expenses associated with our former businesses.  The income from discontinued operations for the three months ended June 30, 2008 consists primarily of a $0.6 million offset to legal expenses and workers compensation obligations and $0.5 million of net tax refunds associated with businesses we sold several years ago, offset partially by a $0.3 million write-down of a note receivable pertaining to a business we sold.  The income from discontinued operations for the nine months ended June 30, 2008 consists principally of a $7.4 million reversal of German tax reserves and a $4.0 million reversal of environmental costs associated with the settlement with Alcoa.  The loss from discontinued operations for the three months ended June 30, 2007 consists primarily of $1.7 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago.  The loss from discontinued operations for the nine months ended June 30, 2007 consists primarily of $6.0 million to cover legal expenses and workers compensation obligations associated with businesses we sold several years ago and a $1.6 million increase in our environmental accrual, offset partially by a $3.3 million insurance reimbursement.

     Gain on disposal of discontinued operations for the nine months ended June 30, 2008 included a $14.0 million gain from the sale of our Fullerton property, a $4.4 million gain from the sale of our Huntington Beach property, and a $0.3 million gain from the settlement of issues pertaining to our sale of Fairchild Aerostructures.  The gain for nine months ended June 30, 2007 resulted from a $32.8 million tax reserve release following the expiration of the related statutes of limitations and closure of the related tax period and from $12.5 million of additional proceeds earned from the sale of the fastener business.

Segment Results

PoloExpress Segment

     Our PoloExpress segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists.  As of June 30, 2008, PoloExpress operated 90 retail shops in Germany and 4 shops in Switzerland. While the PoloExpress retail stores sell primarily PoloExpress brand products, these retail stores also sell products of other manufacturers, the inventory of which is owned by the Company.  The PoloExpress segment is a seasonal business, with an historic trend of a higher volume of sales and profits during March through September.

     Sales in our PoloExpress segment increased $11.7 million, or 22.6%, and $20.6 million, or 20.2%, for the three and nine months ended June 30, 2008, respectively, compared to the three and nine months ended June 30, 2007.  Retail sales per square meter increased to $1,209 and $2,340 for the three and nine months ended June 30, 2008 from $1,047 and $2,086 for the three and nine months ended June 30, 2007.  This improvement in sales for both the three and nine months ended June 30, 2008 resulted principally from foreign currency fluctuations, as exchange rates on the translation of European sales into U.S. dollars changed favorably and increased our revenues by approximately $8.7 million and $15.8 million for the three and nine months ended June 30, 2008, respectively. The sales increase for the three and nine months ended June 30, 2008 also resulted from increases in same store sales of 3.7% and 1.3%, respectively.

     Gross margin for the three months ended June 30, 2008 increased to 50.2% from 49.2% for the three months ended June 30, 2007 and gross margin for the nine months ended June 30, 2008 remained relatively stable at 46.5% compared to 46.7% for the nine months ended June 30, 2007. The increase for the three months ended June 30, 2008 compared to the year-ago period was due primarily to a shift in the mix of products sold to higher margin products.  Operating income in our PoloExpress segment increased $1.4 million for the three months ended June 30, 2008 compared to the year-ago period.  Operating income decreased $3.0 million from $8.6 million in the nine months ended June 30, 2007 to $5.6 million for the nine months ended June 30, 2008.  The decreased operating income primarily reflected the shift of shop partners to employees in a significant number of our PoloExpress stores.

Hein Gericke Segment

     Our Hein Gericke segment designs and sells motorcycle apparel, protective clothing, helmets, and technical accessories for motorcyclists. As of June 30, 2008, Hein Gericke operated 139 retail shops in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Turkey, and the United Kingdom.  Although the Hein Gericke retail stores sell primarily Hein Gericke brand items, these retail stores also sell products of other manufacturers, the inventory of which is owned by the Company. Fairchild Sports USA, located in Tustin, California, designs and sells apparel and accessories under private labels for third parties and sells licensed product to Harley-Davidson dealers. The Hein Gericke segment is a seasonal business, with an historic trend of a higher volume of sales during March through September.

     Sales in our Hein Gericke segment decreased $4.7 million, or 10.4%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Retail sales per square meter decreased to $777 for the three months ended June 30, 2008 compared to $835 for the three months ended June 30, 2007.  Sales at Hein Gericke retail locations decreased $4.5 million, or 10.2%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The decrease in retail sales for the three months ended June 30, 2008 resulted primarily from a same store sales decrease of 16.0%, a decrease in the number of store locations, and decreased product discounting that contributed to sales in the year-ago period, offset partially by foreign currency fluctuations, as exchange rates on the translation of European sales into U.S. dollars changed favorably and increased our revenues by approximately $5.3 million.

     Sales in our Hein Gericke segment decreased $4.0 million, or 4.4%, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007.  Retail sales per square meter decreased to $1,616 for the nine months ended June 30, 2008 compared to $1,663 for the nine months ended June 30, 2007.  Sales at Hein Gericke retail locations decreased $3.8 million, or 4.3%, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007.  The decrease in retail sales for the nine months ended June 30, 2008 resulted primarily from a same store sales decrease of 11.2% and a decrease in the number of store locations, offset partially by foreign currency fluctuations, as exchange rates on the translation of European sales into U.S. dollars changed favorably and increased our revenues by approximately $10.6 million.

     Sales in the non-retail portion of our Hein Gericke segment decreased $0.2 million, or 19.6%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The principal reason for this decrease was the timing of customer orders.   Sales in the non-retail portion of our Hein Gericke segment decreased $0.2 million, or 5.5%, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. The principal reason for this decrease was lower residual sales of discontinued products being liquidated.

     Gross margin for the quarter ended June 30, 2008 increased to 47.2% from 45.4% for the quarter ended June 30, 2007 due primarily to reduced product discounting compared to the year-ago period.  Gross margin for the nine months ended June 30, 2008 remained relatively stable at 43.8% compared to 43.6% for the nine months ended June 30, 2007.  The operating results in our Hein Gericke segment increased by $0.9 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The operating results in our Hein Gericke segment decreased by $2.2 million for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007.  The decreased operating results for the nine months ended June 30, 2008 resulted primarily from increased foreign exchange losses.  Specifically, foreign exchange losses within our Hein Gericke segment increased to $2.0 million for the nine months ended June 30, 2008 from $0.3 million for the nine months ended June 30, 2007.

Aerospace Segment

     Our Aerospace segment has five locations in the United States, and is an international supplier to the aerospace industry. Four locations specialize in the distribution of avionics, airframe accessories, and other components, and one location provides overhaul and repair capabilities. The products distributed include: navigation and radar systems; instruments and communication systems; flat panel technologies; and rotables. Our location in Titusville, Florida overhauls and repairs landing gear, pressurization components, instruments, and other components.  Customers include original equipment manufacturers, commercial airlines, corporate aircraft operators, fixed-base operators, air cargo carriers, general aviation suppliers, and the military.  Sales in our Aerospace segment increased $1.7 million, or 8.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Sales in our Aerospace segment increased $2.3 million, or 3.4%, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007.  The increase in sales for the three and nine months ended June 30, 2008 resulted principally from an overall improvement in the areas of the aerospace industry for which we provide products.

     Gross margin remained relatively stable at 29.6% for the three months ended June 30, 2008 compared to 29.0% for the three months ended June 30, 2007 as well as 27.6% for the nine months ended June 30, 2008 compared to 28.1% for the nine months ended June 30, 2007.

     Operating income increased $0.3 million to $1.9 million for the three months ended June 30, 2008 compared to $1.6 million for the three months ended June 30, 2007.  Additionally, operating income remained consistent at $4.8 million for the nine months ended June 30, 2008 compared to $5.0 million for the nine months ended June 30, 2007.  The change in operating income for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, resulted principally from the change in gross margin for the respective period.

Corporate and Other

     The operating loss at corporate decreased by $0.3 million, to an operating loss of $5.6 million for the three months ended June 30, 2008, compared to an operating loss of $5.9 million for the three months ended June 30, 2007.  This decrease in our corporate operating loss resulted primarily from a $0.3 million decrease in selling, general, and administrative expense.

     The operating loss at corporate increased by $2.8 million, to an operating loss of $17.8 million for the nine months ended June 30, 2008, from $15.0 million for the nine months ended June 30, 2007.  This increase in our corporate operating loss resulted primarily from a $0.8 million increase in selling, general, and administrative expense, a $0.9 million increase in pension and postretirement expense, and a $2.1 million gain on collection of a note receivable recognized during the nine months ended June 30, 2007, offset partially by a $0.6 million increase in charter income related to an owned airplane and $0.6 million increase in foreign exchange gain.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our combined debt, which includes debt of discontinued operations, and equity (“capitalization”) as of June 30, 2008 and September 30, 2007 was $146.3 million and $167.9 million, respectively. The nine month change in capitalization included a net decrease of $30.2 million in debt resulting from $55.1 million of debt repayments, $22.7 million of additional borrowings from our credit facilities, and a $2.2 million increase due to the change in foreign currency on debt denominated in Euros.  Equity increased by $8.7 million, reflecting our $1.4 million net loss and $10.1 million from other comprehensive income.  Our combined cash and investment balances totaled $34.1 million at June 30, 2008 compared to $85.8 million on September 30, 2007, and included restricted cash and investments of $21.0 million and $71.8 million at June 30, 2008 and September 30, 2007, respectively.

     Net cash used for operating activities for the nine months ended June 30, 2008 was $6.9 million, and included $6.2 million from sales of trading securities offset by a $22.8 million increase in net operating assets, resulting principally from a $15.6 million increase in inventory due to seasonal purchases at our PoloExpress and Hein Gericke segments. Net cash provided by operating activities for the nine months ended June 30, 2007 was $54.3 million resulting primarily from $42.9 million of proceeds from the sale of trading securities.

     Net cash provided by investing activities for the nine months ended June 30, 2008 was $28.8 million, resulting principally from $42.0 million of net proceeds from the sale of investment securities classified as “available-for-sale”, offset partially by $13.4 million of capital expenditures. Net cash used by investing activities for the nine months ended June 30, 2007 was $3.0 million, resulting primarily from $7.8 million of capital expenditures, offset partially by $4.0 million from the collections of notes receivable and $0.6 million of net proceeds from the sale of investment securities classified as “available-for-sale”.

     Net cash used for financing activities was $19.7 million for the nine months ended June 30, 2008, reflecting $42.1 million of debt repayments, offset partially by $22.7 million received on additional borrowings. Net cash used for financing activities was $18.3 million for the nine months ended June 30, 2007, reflecting $32.9 million of debt repayments, offset partially by $14.7 million of additional borrowings.

     Our cash needs are generally the highest during our second and third quarters of our fiscal year, when our Hein Gericke and PoloExpress segments purchase inventory in advance of the spring and summer selling seasons. In November 2006, we obtained a financing commitment from a second bank to participate in our seasonal credit facility. Accordingly, €10.0 million ($15.8 million) was available and utilized to finance the fiscal 2007 seasonal trough to support our PoloExpress operations, and €11.0 million ($17.4 million) was available to finance the fiscal 2008 season.

     Although we believe that our relationship with the principal lenders to our PoloExpress and Hein Gericke segments is strong, a significant portion of our debt facilities are subject to annual renewal and expire in April 2009.  We expect that the facilities will be replaced by similar funding arrangements for the 2009 season.

     Previously, we considered additional options for reducing our public company costs, including opportunities to take our company private, or “going dark”. An offer to take our company private at $2.73 per share, led by Jeffrey Steiner, our Chief Executive Officer, and Philip Sassower, currently our non-executive Chairman, was terminated.  Our senior management will continue to pursue opportunities to reduce our public costs and our corporate expenses and consider any other opportunities to restructure our existing debt and pursue additional merger, acquisition, and divestiture opportunities. Additionally, in December 2007, a fund known as the Phoenix Group, led by Phillip Sassower and Andrea Goren, purchased approximately 30% of our outstanding Class A common stock through a tender offer. In its offering, the Phoenix Group indicated it would be taking an active shareholder role to pursue the enhancement of value for our shareholders, and provide the Company with opportunities through which it may access additional capital. On January 10, 2008, Messrs. Sassower and Goren were elected to our Board of Directors, and thereafter, Mr. Sassower became non-executive Chairman and head of the Company’s Executive Committee.

     To cover our cash needs during the remainder of fiscal 2008, and thereafter, we endeavor to take additional actions to generate the required cash.  These actions may include one or any combination of the following:

•	Liquidating investments and other core or non-core assets.
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

     However, there remains some uncertainty that we will actually consummate these actions in time to meet all of our needs during the remainder of fiscal 2008, and thereafter.  Even if sufficient cash is realized, any or all of these actions may have adverse effects on our operating results or business.  However, our long term viability will depend upon the success of our business being able to generate adequate cash.

     Nevertheless, the Company expects to be able to generate sufficient cash to cover its obligations.  Management is currently negotiating new financing arrangements, and is considering raising capital through the public markets and the sale of core and non-core assets, to meet Company obligations over the next twelve months.  In addition, the Company is in the process of further reducing operational cash disbursements.  However, there can be no assurance that management's plans will be successful and external factors could impact our ability to execute these alternatives and cash needs could be higher than expected.  Thus, one or more unexpected events could adversely impact the Company.  In the event our plans take longer than expected to meet the Company’s short term obligations, the Company is in negotiations with its two largest shareholders to provide needed financing.

     Our capital expenditures are principally discretionary.  We are not obligated to incur significant future capital expenditures under any contractual arrangements.

Off Balance Sheet Items

     On June 30, 2008, approximately $0.4 million of bank loans received by retail shop partners in the PoloExpress and Hein Gericke segments were guaranteed by our subsidiaries and are not reflected on our balance sheet because these loans have not been assumed by us. These guaranties were assumed by us when we acquired the PoloExpress and Hein Gericke businesses. We have guaranteed loans to shop partners for the purchase of store fittings in certain locations where we sell our products. The loans are secured by the store fittings purchased to outfit these retail stores.

Contractual and Other Obligations

     At June 30, 2008, we had contractual commitments to repay debt, to make payments under operating and capital lease obligations, and to make pension contribution payments.  Our operations enter into purchase commitments in the normal course of business.

     Payments due under our debt obligations, including capital lease obligations, are expected to be $18.4 million for the remainder of fiscal 2008, $8.4 million in fiscal 2009, $18.0 million in fiscal 2010, and none thereafter.  Payments due under our operating lease obligations are expected to be $7.0 million for the remainder of fiscal 2008, $23.0 million in fiscal 2009, $17.1 million in fiscal 2010, $13.7 million in fiscal 2011, $11.1 million in fiscal 2012, and $54.1 million thereafter.

     Based upon our actuary’s assumptions and projections completed for last fiscal year, our projected future contribution requirements under the Pension Protection Act of 2006 will be $7.2 million for the remainder of fiscal 2008, $4.6 million in fiscal 2009, $4.7 million in fiscal 2010, $4.7 million in fiscal 2011, $4.7 million in fiscal 2012, and $12.6 million thereafter.  In December 2007, we decided to change the investment allocation of our pension plan assets to a more traditional allocation of 60% in equity securities and 40% in fixed-income securities, from our previous allocation of 80% invested fixed income securities and 20% in equity securities. Our goal is to maximize returns by taking on additional nominal risk. We expect this investment reallocation will reduce the actual amounts of our annual long-term future cash contribution requirements.

     In addition, we are required to make annual cash contributions of approximately $0.3 million to fund a small pension plan.

     We have entered into standby letter of credit arrangements with insurance companies and others, issued primarily to guarantee our future performance of contracts. At June 30, 2008, we had contingent liabilities of $3.0 million on commitments related to outstanding letters of credit.

     Currently, we are being audited by the United States Internal Revenue Service for the tax year ended September 30, 2006. Additionally, the German Tax Authority has initiated an audit of Polo Holdings through the tax year ended September 30, 2006 and PoloExpress through the tax year ended September 30, 2007.

     The Company was being audited in Germany for 1997 through 2002.  However, in October 2007 the liability or reimbursements for any taxes due as a result of this audit was assumed by Alcoa under the terms of a global settlement of a number of issues related to the sale of the Company’s fastener business.  Thus, our liability was reduced by approximately $7.4 million and our tax liability was $0.1 million at June 30, 2008.

     Should any of these liabilities become due immediately, we will be obligated to obtain financing, raise capital, and/or liquidate assets to satisfy our obligations.

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

     Interest Rate Risk: In May 2004, we issued a floating rate note with a principal amount of €25.0 million. Embedded within the promissory note agreement is an interest rate cap protecting one half of the €25.0 million borrowed. The embedded interest rate cap limits to 6% the 3-month EURIBOR interest rate that we must pay on the promissory note. We paid approximately $0.1 million to purchase the interest rate cap. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the embedded interest rate cap is considered to be clearly and closely related to the debt of the host contract and is not required to be separated and accounted for separately from the host contract. We are accounting for the hybrid contract, comprised of the variable rate note and the embedded interest rate cap, as a single debt instrument. At June 30, 2008, the fair value of this instrument is nominal.

     Essentially all of our other outstanding debt is variable rate debt.  We are exposed to risks of rising interest rates, which could result in rising interest costs.

     Foreign Currency Risk: We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities, and if we deem it appropriate, we may consider utilizing foreign currency forward contracts in the future. For the nine months ended June 30, 2008, we estimate that 74% of our total revenues were denominated in currencies other than the U.S. dollar. We estimate that revenue and operating expenses for the nine months ended June 30, 2008 were higher by $22.8 million and $11.5 million, respectively, as a result of changes in exchange rates compared to the nine months ended June 30, 2007.  At June 30, 2008, we had $47.6 million of working capital denominated in foreign currencies. At June 30, 2008, we had no outstanding foreign currency forward contracts. The following table shows the approximate split of these foreign currency exposures by principal currency at June 30, 2008:

					Total
	Euro	British Pound	Swiss Franc	Other	Exposure
Revenues	79%	16%	5%	0%	100%
Operating Expenses	80%	16%	4%	0%	100%
Working Capital	78%	21%	0%	1%	100%

     A hypothetical 10% strengthening of the U.S. dollar during the nine months ended June 30, 2008 versus the foreign currencies in which we have exposure would have reduced revenue by approximately $18.7 million and resulted in a $0.9 million improvement in our operating loss compared to what was actually reported. Working capital at June 30, 2008 would have been approximately $4.4 million lower than actually reported if we had used this hypothetical stronger U.S. dollar.

     Inflation: We believe that inflation has not had a material impact on our results of operations for the nine months ended June 30, 2008. However, we cannot assure you that future inflation would not have an adverse impact on our operating results and financial condition.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of our Stockholders was held on May 13, 2008. At the Annual Meeting, one matter of business was voted upon: the election of nine directors for the ensuing year. The following table provides the results of the stockholder voting, expressed in number of votes, on the proposal to elect nine directors:

Directors	Votes For	Votes Withheld
Didier Choix	43,354,660	105,472
Robert E. Edwards	43,300,760	159,372
Andrea Goren	43,371,160	88,972
Daniel Lebard	43,352,760	107,372
Glenn Myles	43,371,560	88,572
Philip S. Sassower	43,360,260	99,872
Eric I. Steiner	43,301,240	158,892
Jeffrey J. Steiner	43,138,159	321,973
Michael J. Vantusko	43,356,660	103,472

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

           *3.5      Amendment to the Company’s By-Laws, dated August 7, 2008.

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

Date:           August 14, 2008